Form 10QSB
period 2005-12-31
VECTOR VENTURES CORP.
filed 2006-02-10
CIK 1341766

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                     For the Period ended December 31, 2005

                        Commission File Number 333-129847


                              VECTOR VENTURES CORP.
                 (Name of small business issuer in its charter)


         Nevada                                                 20-2745790
(State of incorporation)                                (IRS Employer ID Number)


                             Analipseos 30 Apt. #25
                                 52236 Panorama
                              Thessaloniki, Greece
                                +30-697-366-9834
          (Address and telephone number of principal executive offices)


                        Law Office of Michael M. Kessler
                       3436 American River Drive, Suite 11
                              Sacramento, CA 95864
                     Phone (916) 239-4000 Fax (916) 239-4008
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 2,600,000 shares of Common Stock outstanding as of Dec. 31, 2005.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended December 31, 2005, prepared by the company, immediately follow.

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                  As of             As of
                                                               December 31,      September 30,
                                                                  2005               2005
                                                                --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                          $  6,419           $ 10,482
                                                                --------           --------
TOTAL CURRENT ASSETS                                               6,419             10,482
                                                                --------           --------

                                                                $  6,419           $ 10,482
                                                                ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $    740           $     --
  Loan payable                                                       500                500
                                                                --------           --------
TOTAL CURRENT LIABILITIES                                          1,240                500

TOTAL LIABILITIES                                                  1,240                500

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,800,000 shares issued and outstanding
   as of December 31, 2005 and September 30, 2005)                 1,800              1,800
  Additional paid-in capital                                      16,200             16,200
  Deficit accumulated during exploration stage                   (12,821)            (8,018)
                                                                --------           --------
TOTAL STOCKHOLDERS' EQUITY                                         5,179              9,982
                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $  6,419           $ 10,482
                                                                ========           ========

                       See Notes to Financial Statements

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                 April 26, 2005
                                            Three Months          (inception)
                                               Ended                through
                                            December 31,          December 31,
                                                2005                  2005
                                            -----------           -----------

REVENUES
  Revenues                                  $        --           $        --
                                            -----------           -----------
TOTAL REVENUES                                       --                    --

OPERATING COSTS
  Administrative expenses                         1,503                 9,521
  Professional fees                               3,300                 3,300
                                            -----------           -----------
TOTAL OPERATING COSTS                            (4,803)              (12,821)
                                            -----------           -----------

NET INCOME (LOSS)                           $    (4,803)          $   (12,821)
                                            ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE             $     (0.00)
                                            ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    1,800,000
                                            ===========

                       See Notes to Financial Statements

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From April 26, 2005 (Inception) through December 31, 2005
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                          Common     Additional       During
                                            Common        Stock        Paid-in      Exploration
                                            Stock         Amount       Capital         Stage         Total
                                            -----         ------       -------         -----         -----
BALANCE, APRIL 26, 2005                          --      $    --       $    --       $     --       $    --

Stock issued for mining claims on
April 30, 2005 @ $0.01 per share            800,000          800         7,200                        8,000

Stock issued for cash on
September 30, 2005 @ $0.01 per share      1,000,000        1,000         9,000                       10,000

Net loss, September 30, 2005                                                           (8,018)       (8,018)
                                         ----------      -------       -------       --------       -------

BALANCE, SEPTEMBER 30, 2005               1,800,000      $ 1,800       $16,200       $ (8,018)      $ 9,982
                                         ----------      -------       -------       --------       -------

Net loss,  December 31, 2005                                                           (4,803)       (4,803)
                                         ----------      -------       -------       --------       -------

BALANCE, DECEMBER 31, 2005                1,800,000      $ 1,800       $16,200       $(12,821)      $ 5,179
                                         ==========      =======       =======       ========       =======

                       See Notes to Financial Statements

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                    April 26, 2005
                                                                  Three Months        (inception)
                                                                     Ended              through
                                                                   December 31,       December 31,
                                                                      2005               2005
                                                                    --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $ (4,803)          $(12,821)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Loan payable (related party)                                          --                500
    Accounts payable                                                     740                740
                                                                    --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (4,063)           (11,581)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                --              1,800
  Additional paid-in capital                                              --             16,200
                                                                    --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             18,000
                                                                    --------           --------

NET INCREASE (DECREASE) IN CASH                                       (4,063)             6,419

CASH AT BEGINNING OF PERIOD                                           10,482                 --
                                                                    --------           --------
CASH AT END OF PERIOD                                               $  6,419           $  6,419
                                                                    ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during year for :
    Interest                                                        $     --           $     --
                                                                    ========           ========
    Income Taxes                                                    $     --           $     --
                                                                    ========           ========

                       See Notes to Financial Statements

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Vector Ventures Corp. (the Company) was incorporated under the laws of the State of Nevada on April 26, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, development of its business plan and acquisition of mining claims. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective April 26, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. INCOME TAXES (CONTINUED)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from April 26, 2005 (inception) to December 31, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $6,419 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 2,000,000 units for sale at $.05 per unit to raise capital of $100,000 to implement their business plan. Each unit will consist of one share and two share purchase warrants. Each share purchase warrant will be valid for a period of two years and will be exercisable at a price of $.10 per share. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Beginning January 1, 2006 the Company will pay a director $100 per month for use of office space and services. The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


NOTE 5. RELATED PARTY TRANSACTIONS (CONTINUED)

Kristian Kostovski, the sole officer and director will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

As of December 31, 2005, there is a total of $500 that has been forwarded by Kristian Kostovski to the Company with no specific repayment terms.

NOTE 6. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On April 30, 2005 the Company issued 800,000 shares of common stock to a director for mining claims at a deemed value of $0.01 per share for a total of $8,000.

On September 30, 2005 the Company issued 1,000,000 shares of common stock to a director for cash valued at $0.01 per share for a total of $10,000.

As of December 31, 2005 the Company had 1,800,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2005:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,800,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $12,821 for the three month period ended December 31, 2005. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of December 31, 2005 the officer and director had loaned the company $500, for which there is no specific terms of repayment.

Our net loss for the three months ended December 31, 2005 was $12,821. As we were incorporated on April 26, 2005 there are no comparative figures from previous years.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $6,419. Until approximately March of 2006, we believe our small cash balance is sufficient to fund limited levels of operations. If we experience a shortage of funds prior to funding we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and correspondence with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to Vector. In order to achieve our business plan goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-129847. We are an exploration stage company and have generated no revenue to date. We have sold $10,000 in equity securities to pay for our minimum level of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

Our plan of operation is to complete the first phase of exploration programs on the One Gun Project claims consisting of re-sampling of old workings, geologic mapping, analytical and test surveys. In addition to the $25,000 ($30,000CDN) we anticipate spending for Phase I of the exploration program as outlined below, and the $65,000 ($75,000CDN) needed for Phase II of the exploration program, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be $105,000, which includes the $100,000 to be raised in our offering and existing cash assets. We will require the funds from our offering to proceed with our exploration plans.

PHASE I

The Phase I program will require approximately 3 weeks to complete and will consist of grid emplacement, soil sampling as well as testing the effectiveness of MMI and Biogeochemical methods. An additional 3 weeks will be required to complete analysis of samples, data compilation and interpretation, drafting and report writing. Results gained from the program will lead to a better understanding of, the location of and controls of, mineralization at known showings as at any new showings and/or anomalous areas discovered as a result of the Phase I program. The following exploration estimates were provided by the Canadian geologist as part of his report and the dollars are stated in Canadian dollars.

PERSONNEL:
  Senior Geologist                3 days @ $400.00                                       $ 1,200.00
  Project Geologists              15 days @ $275.00 ea                                     8,250.00
  Prospector & Field Assistant    15 days @ $200.00 ea                                     6,000.00

FIELD COSTS:
  Field Camp and Supplies         30 man/days @ $50.00/m/d
                                  (including camp rental, GPS rental, food,
                                  prospecting and sampling equipment, first aid and
                                  chain saw)                                               1,500.00
  Field Communications            Long Distance charges Motorola 2 way field radios          400.00
  Survey Consumables              Sample bags, survey flagging, pickets etc.                 950.00

TRANSPORTATION:
  Truck Rental                    20 days $100.00                                          2,000.00
  Mob/de-mob                      Vancouver - Beaverdell return (fuel/meals/motel &
                                  truck mileage charges)                                     500.00
ANALYTICAL:
  Soil Samples                    100 samples @ $11.75/sample (Au + 32 element ICP)        2,350.00
  MMI/Bio Geochemical             10 samples                                                 350.00

OFFICE & ENGINEERING:
   Report Writing                 based on results of Phase I exploration program          2,000.00

   Drafting/Cartography           (including field base map and all final maps
                                  detailing geological mapping, sample locations
                                  and results, location of old workings and
                                  compilation of results from previous work on
                                  property)                                                1,500.00
OVERHEAD & CONTINGENCY                                                                     3,000.00
                                                                                         ----------
TOTAL ESTIMATE COST OF THE PHASE I EXPLORATION PROGRAM                                   $30,000.00 CDN

                                                                                         $25,000.00 US

PHASE II:

The Phase II exploration program is contingent on the success of the Phase I program. Mechanical trenching and diamond drilling are foreseen to be the logical next step. The minimum estimated cost of the Phase II program is $65,000US ($75,000CDN).

The above program costs are management's estimates only and the actual project costs may exceed our estimates. To date, we have not commenced exploration on the One Gun Project claims.

We plan to commence the phase one exploration program on the claims in spring or summer of 2006, as soon as weather conditions in the area permit. The program should take approximately one month to complete. Following the phase one exploration, we intend to complete a drilling program on the claims. The estimated cost of this program is $65,000 ($75,000CDN) and will take approximately three months to complete, including the collection and interpretation of all exploration data.

Subject to the success of Phase I, we anticipate commencing the drill program in late summer early autumn of 2006. Follow up drilling would occur in the spring of 2007. While weather may occasionally prevent us from accessing the One Gun Project claims in winter months, we do not expect conditions to impact our plan of operation, as we have scheduled our exploration programs during the spring, summer and autumn. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration programs. We will require additional funding from the exercise of the warrants to proceed with any subsequent work on the claims based on the findings from Phases I and II. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the exercise of the warrants to fund any work after the first two phases of the exploration program.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of December 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our September 30, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement and the amendments thereto on the SEC website at www.sec.gov under our SEC File Number 333-129847.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from April 26, 2005 (Date of Inception) through September 30, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. See Note 7 Subsequent Events.

REVENUE RECOGNITION - The Company has no revenues to date from its operations.

STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended December 31, 2005:

                                                                      2005
                                                                   ---------

     Net loss, as reported                                         $ (12,821)
     Add: Stock-based employee compensation expense
          included in reported loss, net of related tax effects           --
     Deduct: Total stock-based employee compensation
             expense determined under fair value based methods
             for all awards, net of related tax effects                   --
                                                                   ---------

     Pro forma net loss                                            $ (12,821)
                                                                   =========
     Net loss per common share:
       Basic and fully diluted loss per share, as reported         $   (0.00)
                                                                   =========
       Basic and fully diluted loss per share, pro forma           $   (0.00)
                                                                   =========

There were no stock options granted for the period ended December 31, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock as of December 31, 2005.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

NEW ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after

December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 "effective for non-monetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections
- a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects,"

"anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-129847, at the SEC website at www.sec.gov:

     Exhibit No.                   Description
     -----------                   -----------
         3.1        Articles of Incorporation*
         3.2        Bylaws*
         31.1       Sec. 302 Certification of Principal Executive Officer
         31.2       Sec. 302 Certification of Principal Financial Officer
         32.1       Sec. 906 Certification of Principal Executive Officer
         32.2       Sec. 906 Certification of Principal Financial Officer

No Form 8-K was filed in the period ending December 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 10, 2006               Vector Ventures Corp., Registrant


                                By: /s/ Kristian Kostovski
                                    ---------------------------------------
                                    Kristian Kostovski, President and Chief
                                    Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 10, 2006               Vector Ventures Corp., Registrant


                                By: /s/ Kristian Kostovski
                                   ---------------------------------------
                                   Kristian Kostovski, President, Chief
                                   Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer