Form 10QSB
period 2006-03-31
VECTOR VENTURES CORP.
filed 2006-05-12
CIK 1341766

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2006

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

There were 3,800,000 shares of Common Stock outstanding as of March 31, 2006.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended March 31, 2006, prepared by the company, immediately follow.

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                           As of                As of
                                                                          March 31,         September 30,
                                                                            2006                2005
                                                                          ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $ 102,230           $  10,482
                                                                          ---------           ---------
TOTAL CURRENT ASSETS                                                        102,230              10,482
                                                                          ---------           ---------

                                                                          $ 102,230           $  10,482
                                                                          =========           =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Loan payable                                                            $     800           $     500
                                                                          ---------           ---------
TOTAL CURRENT LIABILITIES                                                       800                 500

TOTAL LIABILITIES                                                               800                 500

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   3,800,000 and 1,800,000 shares issued and outstanding as of
   March 31, 2006 and September 30, 2005, respectively)                       3,800               1,800
  Additional paid-in capital                                                114,200              16,200
  Deficit accumulated during exploration stage                              (16,570)             (8,018)
                                                                          ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                                  101,430               9,982
                                                                          ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 102,230           $  10,482
                                                                          =========           =========

                       See Notes to Financial Statements

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                   April 26, 2005
                                         Six Months            Three Months          (inception)
                                           Ended                  Ended               through
                                          March 31,              March 31,            March 31,
                                            2006                   2005                 2006
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------
TOTAL REVENUES                                    --                    --                    --

OPERATING COSTS
  Administrative expenses                      3,639                 2,136                11,657
  Professional fees                            4,913                 1,613                 4,913
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                         (8,552)               (3,749)              (16,570)
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $    (8,552)          $    (3,749)          $   (16,570)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.00)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,821,978             1,801,758
                                         ===========           ===========

                       See Notes to Financial Statements

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
             From April 26, 2005 (Inception) through March 31, 2006
--------------------------------------------------------------------------------


                                                                                      Deficit
                                                                                    Accumulated
                                                          Common     Additional       During
                                            Common        Stock        Paid-in      Exploration
                                            Stock         Amount       Capital         Stage         Total
                                            -----         ------       -------         -----         -----
BALANCE, APRIL 26, 2005                          --      $    --       $     --       $     --       $     --

Stock issued for mining claims on
April 30, 2005 @ $0.01 per share            800,000          800          7,200                         8,000

Stock issued for cash on
September 30, 2005 @ $0.01 per share      1,000,000        1,000          9,000                        10,000

Net loss, September 30, 2005                                                            (8,018)        (8,018)
                                         ----------      -------       --------       --------       --------
BALANCE, SEPTEMBER 30, 2005               1,800,000      $ 1,800       $ 16,200       $ (8,018)      $  9,982
                                         ----------      -------       --------       --------       --------
Stock issued for cash on March 30,
2005 @ $0.05 per share                    2,000,000        2,000         98,000                       100,000

Net loss,  March 31, 2006                                                               (8,552)        (8,552)
                                         ----------      -------       --------       --------       --------
BALANCE, MARCH 31, 2006                   3,800,000      $ 3,800       $114,200       $(16,570)      $101,430
                                         ==========      =======       ========       ========       ========

                       See Notes to Financial Statements

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   April 26, 2005
                                                             Six Months         Three Months         (inception)
                                                               Ended               Ended              through
                                                              March 31,           March 31,           March 31,
                                                                2006                2005                2006
                                                              ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $  (8,552)          $  (3,749)          $ (16,570)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:                       --                  --                  --
  Changes in operating assets and liabilities:
    Loan payable (related party)                                    300                 300                 800
    Accounts payable                                                 --                (740)                 --
                                                              ---------           ---------           ---------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (8,252)             (4,189)            (15,770)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                        2,000               2,000               3,800
  Additional paid-in capital                                     98,000              98,000             114,200
                                                              ---------           ---------           ---------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       100,000             100,000             118,000
                                                              ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                  91,748              95,811             102,230

CASH AT BEGINNING OF PERIOD                                      10,482               6,419                  --
                                                              ---------           ---------           ---------
CASH AT END OF PERIOD                                         $ 102,230           $ 102,230           $ 102,230
                                                              =========           =========           =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                    $      --           $      --
                                                              =========           =========
  Income Taxes                                                $      --           $      --
                                                              =========           =========

                       See Notes to Financial Statements

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006


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

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from April 26, 2005 (inception) to March 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $102,231 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

As of March 31, 2006 there are 4,000,000 share purchase warrants outstanding. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on January 20, 2008 and is exercisable at a price of $.10 per share.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Beginning January 1, 2006 the Company has paid a director $100 per month for use of office space and services. The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006


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

There is a total of $500 that has been forwarded by Kristian Kostovski and another $300 owed to him for use of his office space with no specific repayment terms. Total due Kristian Kostovski as of March 31, 2006.

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

On March 30, 2006 the Company issued 2,000,000 units to 35 unrelated shareholders for cash valued at $.05 per unit for a total of $100,000 pursuant to the Company's SB-2 offering. Each unit consists of one share and two-share purchase warrants. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on January 20, 2008 and is exercisable at a price of $.10 per share.

As of March 31, 2006 the Company had 3,800,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,800,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $3,749 and $8,552 for the three and six months ended March 31, 2006. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of March 31, 2006 the officer and director had loaned the company $800, for which there is no specific terms of repayment.

Our net loss for the three and six months ended March 31, 2006 were $3,749 and $8552, respectively. As we were incorporated on April 26, 2005 there are no comparative figures from previous years.

Cash provided by financing activities for the three months ended March 31, 2006 was $100,000. We issued 2,000,000 units to 35 unrelated shareholders for cash valued at $0.05 per unit pursuant to our SB-2 offering which closed on March 30, 2006. Each unit consists of one share and two-share purchase warrants. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on January 20, 2008 and is exercisable at a price of $0.10 per share.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $102,230. We believe our cash balance is sufficient to fund our operations over the next 12 months. We are an exploration stage company and have generated no revenue to date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

Our plan of operation is to complete the first phase of exploration programs on the One Gun Project claims consisting of re-sampling of old workings, geologic mapping, analytical and test surveys. In addition to the $25,000 ($30,000CDN) we anticipate spending for Phase I of the exploration program as outlined below, and the $65,000 ($75,000CDN) needed for Phase II of the exploration program, we anticipate spending an additional $10,000 on professional fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be $100,000.

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

We plan to commence the phase one exploration program on the claims in summer of 2006, as soon as weather conditions in the area permit. The program should take approximately one month to complete. Following the phase one exploration, we intend to complete a drilling program on the claims. The estimated cost of this program is $65,000 ($75,000CDN) and will take approximately three months to complete, including the collection and interpretation of all exploration data.

Subject to the success of Phase I, we anticipate commencing the drill program in late summer, early autumn of 2006. Follow up drilling would occur in the spring of 2007. While weather may occasionally prevent us from accessing the One Gun Project claims in winter months, we do not expect conditions to impact our plan of operation, as we have scheduled our exploration programs during the spring, summer and autumn. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration programs. We will require additional funding from the exercise of the warrants to proceed with any subsequent work on the claims based on the findings from Phases I and II. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the exercise of the warrants to fund any work after the first two phases of the exploration program.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of March 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our September 30, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement and the amendments thereto on the SEC website at www.sec.gov under our SEC File Number 333-129847.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended March 31, 2006:

                                                                   March 2006
                                                                   ----------

     Net loss, as reported                                          $(16,570)

     Add:  Stock-based employee compensation expense
           included in reported loss, net of related tax effects          --

     Deduct: Total stock-based employee compensation
             expense determined under fair value based methods
             for all awards, net of related tax effects                   --
                                                                    --------
          Pro forma net loss                                        $(16,570)
                                                                    ========
     Net loss per common share:
          Basic and fully diluted loss per share, as reported       $  (0.00)
                                                                    ========
          Basic and fully diluted loss per share, pro forma         $  (0.00)
                                                                    ========

There were no stock options granted for the period ended March 31, 2006. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock as of March 31, 2006.

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

No Form 8-K was filed in the period ending March 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2006                    Vector Ventures Corp., Registrant


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

May 9, 2006                    Vector Ventures Corp., Registrant


                               By: /s/ Kristian Kostovski
                                   ---------------------------------------
                                   Kristian Kostovski, President, Chief
                                   Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer