Form 10QSB
period 2006-06-30
VECTOR VENTURES CORP.
filed 2006-08-10
CIK 1341766

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2006

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 3,800,000 shares of Common Stock outstanding as of June 30, 2006.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2006, prepared by the company, immediately follow.

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                            As of               As of
                                                                           June 30,         September 30,
                                                                            2006                2005
                                                                          ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $  97,982           $  10,482
  Prepaid Exploration Expenses                                                3,000                  --
                                                                          ---------           ---------
TOTAL CURRENT ASSETS                                                        100,982              10,482
                                                                          ---------           ---------

                                                                          $ 100,982           $  10,482
                                                                          =========           =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan payable                                                            $   1,100           $     500
                                                                          ---------           ---------
TOTAL CURRENT LIABILITIES                                                     1,100                 500

TOTAL LIABILITIES                                                             1,100                 500

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   3,800,000 and 1,800,000 shares issued and outstanding
   as of June 30, 2006 and September 30, 2005, respectively)                  3,800               1,800
  Additional paid-in capital                                                114,200              16,200
  Deficit accumulated during exploration stage                              (18,118)             (8,018)
                                                                          ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                                   99,882               9,982
                                                                          ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 100,982           $  10,482
                                                                          =========           =========

                       See Notes to Financial Statements

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                    April 26, 2005
                                         Nine Months          Three Months           (inception)
                                           Ended                 Ended                through
                                          June 30,              June 30,              June 30,
                                            2006                  2005                  2006
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------
TOTAL REVENUES                                    --                    --                    --

OPERATING COSTS
  Administrative expenses                      6,800                 1,548                14,818
  Professional fees                            3,300                    --                 3,300
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                        (10,100)               (1,548)              (18,118)
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $   (10,100)          $    (1,548)          $   (18,118)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.00)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 2,481,319             3,800,000
                                         ===========           ===========

                       See Notes to Financial Statements

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
             From April 26, 2005 (Inception) through June 30, 2006
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                          Common      Additional      During
                                            Common        Stock        Paid-in      Exploration
                                            Stock         Amount       Capital         Stage         Total
                                            -----         ------       -------         -----         -----
BALANCE, APRIL 26, 2005                          --      $    --       $     --       $     --       $     --

Stock issued for mining claims on
April 30, 2005 @ $0.01 per share            800,000          800          7,200                         8,000

Stock issued for cash on
September 30, 2005 @ $0.01 per share      1,000,000        1,000          9,000                        10,000

Net loss, September 30, 2005                                                            (8,018)        (8,018)
                                         ----------      -------       --------       --------       --------
BALANCE, SEPTEMBER 30, 2005               1,800,000      $ 1,800       $ 16,200       $ (8,018)      $  9,982
                                         ----------      -------       --------       --------       --------
Stock issued for cash on March 30,
2005 @ $0.05 per share                    2,000,000        2,000         98,000                       100,000

Net loss, June 30, 2006                                                                (10,100)       (10,100)
                                         ----------      -------       --------       --------       --------

BALANCE, JUNE 30, 2006                    3,800,000      $ 3,800       $114,200       $(18,118)      $ 99,882
                                         ==========      =======       ========       ========       ========

                       See Notes to Financial Statements

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  April 26, 2005
                                                                 Nine Months     Three Months      (inception)
                                                                   Ended            Ended           through
                                                                  June 30,         June 30,         June 30,
                                                                    2006             2005             2006
                                                                  ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (10,100)       $  (1,548)       $ (18,118)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Prepaid Exploration Expenses                                     (3,000)          (3,000)          (3,000)
    Loan payable (related party)                                        600              300            1,100
                                                                  ---------        ---------        ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (12,500)          (4,248)         (20,018)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                            2,000               --            3,800
  Additional paid-in capital                                         98,000               --          114,200
                                                                  ---------        ---------        ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       100,000               --          118,000
                                                                  ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH                                      87,500           (4,248)          97,982

CASH AT BEGINNING OF PERIOD                                          10,482          102,231               --
                                                                  ---------        ---------        ---------
CASH AT END OF PERIOD                                             $  97,982        $  97,982        $  97,982
                                                                  =========        =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $      --        $      --
                                                                  =========        =========
  Income Taxes                                                    $      --        $      --
                                                                  =========        =========

                       See Notes to Financial Statements

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2006


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

BASIC EARNINGS (LOSS) PER SHARE

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

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes and stock option valuation. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS No. 142, it also requires that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill, based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment, at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. The effect of adoption of these statements is not expected to be material.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligation in the period in which they are incurred. Adoption of this statement is not expected to be material.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of Accounting Principals Board Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Implementation of SFAS No. 144 will not have a material effect on the Company's results of operations or financial position.

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group.
 In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. Management does not expect the adoption of SFAS No. 149 to have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have any material impact on its financial position, cash flows or results of operations.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2006


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from April 26, 2005 (inception) to June 30, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $97,982 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

As of June 30, 2006 there are 4,000,000 share purchase warrants outstanding. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on January 20, 2008 and is exercisable at a price of $.10 per share.

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

There is a total of $500 that has been forwarded by Kristian Kostovski and another $600 owed to him for use of his office space with no specific repayment terms. Total due Kristian Kostovski as of June 30, 2006.

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

                              VECTOR VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2006


NOTE 6. STOCK TRANSACTIONS (CONTINUED)

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

As of June 30, 2006 the Company had 3,800,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,800,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $1,548 and $10,100 for the three and nine months ended June 30, 2006. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception through June 30, 2006 was $18,118.

Cash provided by financing activities for the nine months ended June 30, 2006 was $100,000. We issued 2,000,000 units to 35 unrelated shareholders for cash valued at $0.05 per unit pursuant to our SB-2 offering which closed on March 30, 2006. Each unit consists of one share and two-share purchase warrants. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on January 20, 2008 and is exercisable at a price of $0.10 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $97,982. We have also prepaid $3,000 in exploration expenses. We believe our cash balance is sufficient to fund our operations over the next 12 months. We are an exploration stage company and have generated no revenue to date.

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

PHASE I

The Phase I program has commenced with the completion of the field work by the geologist which consisted of grid emplacement, soil sampling and testing the effectiveness of MMI and Biogeochemical methods. The geologist is currently completing his analysis of samples, data compilation and interpretation, drafting and report writing. Results gained from the program will lead to a better understanding of, the location of and controls of, mineralization at known showings as at any new showings and/or anomalous areas discovered as a result of the Phase I program. The following exploration estimates were provided by the Canadian geologist as part of his report and the dollars are stated in Canadian dollars.

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of June 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our September 30, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement and the amendments thereto on the SEC website at www.sec.gov under our SEC File Number 333-129847.

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30, year-end.

BASIC EARNINGS (LOSS) PER SHARE

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes and stock option valuation. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS No. 142, it also requires that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill, based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment, at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. The effect of adoption of these statements is not expected to be material.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligation in the period in which they are incurred. Adoption of this statement is not expected to be material.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of Accounting Principals Board Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Implementation of SFAS No. 144 will not have a material effect on the Company's results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group.
 In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. Management does not expect the adoption of SFAS No. 149 to have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have any material impact on its financial position, cash flows or results of operations.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

No Form 8-K was filed in the period ending June 30, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2006                 Vector Ventures Corp., Registrant


                                By: /s/ Kristian Kostovski
                                   ---------------------------------------------
                                   Kristian Kostovski, President and Chief
                                   Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 10, 2006                 Vector Ventures Corp., Registrant


                                By: /s/ Kristian Kostovski
                                   ---------------------------------------------
                                   Kristian Kostovski, President, Chief
                                   Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer