Form 10KSB
period 2006-09-30
Celsius Holdings, Inc.
filed 2007-01-11
CIK 1341766

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from________to _______

Commission File Number: 333-129847

CELSIUS HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	20-2745790
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Analipseos 30 Apt. #25, 52236 Panorama Thessaloniki, Greece	98009
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number +30-697-366-9834

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	OTCBB

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  [ ]

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X] No [ ]

State Registrant's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

N/A

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of September 30, 2006, the registrant had 3,800,000 shares of common stock, $.001 par value, issued and outstanding. These shares were forward split on December 26, 2006 on a four for one basis and as of January 10, 2007 15,200,000 shares of common stock are issued and outstanding. No market value has been computed based upon the fact that no active market has been established at this time

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

Yes [X] No [ ]

ii

iii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this annual filing may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this annual filing. Such factors include, but are not limited to, those discussed in the sections entitled Description of Business and Management's Discussion and Analysis of Financial Condition and Plan of Operation, as well as those discussed elsewhere. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to possible future events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Formation

Celsius Holdings, Inc. (the "Company"), was incorporated in the State of Nevada on April 26, 2005 under the name Vector Ventures Corp. The Company changed its name to Celsius Holdings, Inc. on December 26, 2006.

On December 26, 2006, the Company completed a 4 for 1 forward split of its issued and outstanding share capital.

The Company has not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

General Information

We were formed as an exploration stage company, meaning we were formed to engage in the search for mineral deposits (reserves) which are not in either the development or production stage. We have no revenues and a limited operating history. Our independent auditors have issued an audit opinion for us which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of gold, silver and other minerals. We have engaged the services of a professional geologist to examine our mineral claims in the field. The Phase I program has commenced with the completion of the field work by the geologist which consisted of grid emplacement, soil sampling and testing the effectiveness of MMI and Biogeochemical methods. The geologist is currently completing his analysis of samples, data compilation and interpretation, drafting and report writing. On October 23, 2006 we received the results of the initial campaign and though these were generally poor, the Zone has been located and good geological information has been gained. He recommended a crew be sent to the site for a further 7-10 days to continue with systematic exploration as previously recommended. This additional work should provide enough information to make a decision whether or not to commence the Phase 2 program. There is the possibility that the One Gun Project claims do not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve. In the event that exploitable minerals are not found on the company's current property we may seek other mineral properties to explore or other possible business opportunities. The Company began seriously looking at other such opportunities in the fall which resulted in us arranging capital through a loan to make a bridge loan to a third party in November 2006. The bridge loan transaction is explained in more detail in this Form 8-K under "Part II - Item 8B Other Information - Subsequent Events".

                                                                                                                                                                                                    -1-

Terminology

Measurement Table

In this report a combination of Imperial and metric measures are used with respect to mineral properties located in Canada. Conversion rates from Imperial measure to metric and from metric to Imperial are provided below:

Imperial Measure	=	Metric Unit	Metric Measure	=	Imperial Unit
2.47 acres		1 hectare	0.4047 hectares		1 acre
3.28 feet		1 metre	0.3048 metres		1 foot
0.62 miles		1 kilometre	1.609 kilometres		1 mile
0.032 ounces (troy)		1 gram	31.1 grams		1 ounce (troy)
1.102 tons (short)		1 tonne	0.907 tonnes		1 ton
0.029 ounces (troy)/ton		1 gram/tonne	34.28 grams/tonne		1 ounce (troy) ton

Glossary of Mining Terms
"Adit"	An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.
"Altered"	Physically or chemically changed rock or mineral subsequent to its formation.
"Amphibole"	an important group of dark-colored rock-forming, silicate minerals that generally containing ions of iron
"Andesite"	Volcanic rock characteristically medium dark in color and containing 54 to 62% silica
"Anomalous"	A departure from the norm which may indicate the presence of mineralization
"Basalt"	An extrusive volcanic rock
"Batholith"	A plutonic rock mass which increases in size downward, has no determinable floor, and shows an area of surface exposure exceeding 100 km2.
"Bedding"	The arrangement of sedimentary rocks in layers
"Cadmium" or "Cd'	A soft, bluish-white metal and is easily cut with a knife. Physically similar to zinc. Cadmium is used in silver solder and is highly toxic
"Carboniferous Age"	An Epoch in Earth history about 354-290 million years ago
"Chalcopyrite"	A sulphide mineral of copper and iron; the most important ore mineral in copper
"Channel sample"	A sample composed of pieces of vein or mineralized rock that have been taken from a small trench or channel, usually about 3 inches wide and 1 inch deep
"Chlorite"	A dark green, soft, flaky mineral similar to mica; it is common as an alteration or metamorphic mineral
"Copper" or "Cu"	A reddish or salmon-pink isometric mineral, the native metallic element of copper. It is ductile and malleable, a good conductor of heat and electricity, usually dull and tarnished
"Cretaceous"	Epoch in Earth history from about 63 million to 135 million years ago. Also refers to the rocks and sediment deposited in that epoch
"Dacite"	Volcanic rock that characteristically is light in color and contains 62% to 69% silica and moderate amounts of sodium and potassium
"Diamond drill"	A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections
"Dyke"	A long and relatively thin body of igneous rock that, while in the molten state, intruded older rocks
"Eocene age"	Epoch in earths history about 34-55 million years ago
"Equigranular"	Grains within a rock are very similar in size/shape

-2-

"Erosional remnants"	Literally remnants of a rock unit that has not completely eroded away
"Fault"	A fracture dividing a rock into two sections that have visibly moved relative to each other
"Feldspars"	silicate minerals which occur in igneous rocks - plagioclase contains calcium and sodium
"Felsic"	Light-colored rocks containing feldspar and silica
"Foliated"	the arrangement of a set of minerals in parallel, sheet-like layers that lie perpendicular to the flattened plane of a rock. Occurs in metamorphic rocks
"Galena"	A lead sulphide - the most common ore mineral of lead
"Gangue"	Worthless minerals in an ore deposit
"Geological mapping"	The process of observing and measuring geological features in a given area and plotting these features, to scale, onto a map
"Geophysical survey"	A method of exploration that measures the physical properties of rock formations including magnetism, specific gravity, electrical conductivity and resistance
"Gold" or "Au"	A heavy, soft, yellow, ductile, malleable, metallic element. Gold is a critical element in computer and communications technologies
"Granite"	A coarse-grained intrusive igneous rock consisting of quartz, feldspar and mica
"Granodiorite"	Igenous rock, less felsic than granite, typically light in color; rough plutonic equivalent of dacite
"Greenstone"	Metamorphosed basalt
"Hornblende"	An igneous rock that contains magnesium, iron, silica and aluminum - is black, brown and green in color. It occurs in crystals of many igneous rocks
"Hornfels"	A fine-grained contact metamorphic rock
"Igneous Rocks"	Rocks that crystallize from magma
"Interbeds"	Several layers of sedimentary rock located side by side
"Isolated Rafts"	Literally small bodies of a rock unit that "sit" on top of a different rock
"Jurassic"	Epoch in Earth history from about 135 million to 190 million years ago Also refers to the rocks and sediment deposited in that epoch
"Lead" or "Pb"	Heavy, easily fusible soft malleable base metal of dull pale bluish-grey colour
"Limestones"	A sedimentary rock composed primarily of calcium carbonate
"Lithologies"	the character of a rock described in terms of structure, color, mineral composition, grain size, and arrangement of its component parts
"Mafic"	class of rock which crystallizes from silicate minerals at relatively high temperatures. It is also sometimes called basalt
"Metamorphic"	A rock that has undergone chemical or structural changes (heat, pressure, or a chemical reaction) that causes changes to its original state - High-grade metamorphic is a large amount of change
"Meta-wacke"	A soft, earthy, dark-colored rock or clay derived from the alteration of basalt
"Mineral claim"	A portion of land held either by a prospector or a mining company, in British Columbia each claim is 500m x 500m (1,640 ft2)
"MMI (Mobile Metal Ion)"	A highly sensitive analytical technique that measures the Ions of various metals that are moving upwards from depth
"Monzonite"	A felsic igneous rock usually light colored with > 20% quartz content
"Ore"	A mixture of mineralized rock from which at least one of the metals can be extracted at a profit
"Outcrop"	A surface exposure of bedrock
"Plagioclase"	Any of a group of feldspars containing a mixture of sodium and calcium feldspars
"Plugs"	A roughly cylindrical body of igneous rock that, while in the molten state, intruded older rocks
"Potassic"	Rock that contains potassium
"Portal"	The entrance to an adit

-3-

"Precious metal"	Any of several metals, including gold and platinum, that have high economic value - metals that are often used to make coins or jewelry
"Pyrite"	A yellow iron sulphide mineral - sometimes referred to as "fools gold"
"Quartz"	Common rock forming mineral consisting of silicon and oxygen
"Quartz diorite"	quartz diorite is a medium to dark grey, medium to coarse-grained intrusive rock. It consists mainly of plagioclase feldspar, some quartz, and abundant dark minerals (roughly a third)
"Schists"	A coarse-grained, strongly foliated metamorphic rock that develops from phyllite and splits easily into flat, parallel slabs
"Sedimentary"	Secondary rocks formed from material derived from other rocks and laid down underwater.
"Shale"	A sedimentary rock composed of fine sediment particles - tend to be red, brown, black, or gray, and usually originate in relatively still waters
"Shear zone"	A zone in which shearing has occurred on a large scale
"Silver" or "Ag"	A white metallic element that is ductile, very malleable and capable of a high polish. This precious metal has major industrial applications in photography, x-rays, electronics and electrical contacts, batteries, brazing alloys, catalysts, mirrors, jewelry and sterlingware
"Strike"	The direction or bearing from true north, of a vein or rock formation measured on a horizontal surface
"Soil sampling"	The collecting of samples of soil, usually 2 pounds per sample, from soil thought to be covering mineralized rock. The samples are submitted to a laboratory that will analyze them for mineral content
"Sphalerite"	A zinc sulphide mineral; the most common ore mineral of zinc
"Synite"	Usually light in colour - rock contains 90% feldspar in large crystals
"Trachytes"	light-colored, very fine-grained extrusive igneous rock that is composed chiefly of feldspar with minor amounts other minerals
"Trenching"	The digging of long, narrow excavation through soil, or rock, to expose mineralization
"TRIM map"	BC Gov't - Terrain Resource Information Management Program that produces highly accurate topographical base maps
"Tuff"	Rock composed of fine volcanic ash
"Underground Development"	The excavating of adits, winzes or any other ground cavities
"Vein"	A crack in the rock that has been filled by minerals that have traveled upwards from a deeper source
"Volcanic rocks"	Igneous rocks formed from magma that has flowed out or has been violently ejected from a volcano
"Winze"	A secondary vertical or near-vertical opening sunk from a point inside a mine for the purpose of connecting with a lower level or of exploring the ground for a limited depth below a level
"Zinc" or "Zn"	A white metallic element

General Business Information

The one property in the Company's portfolio, on which the net proceeds of our initial public offering is being spent, is the One Gun Project, consisting of 9 unit mineral claims having a total surface area of approximately 473 acres. Since our property is located in British Columbia, the Canadian Crown owns the property and the company's only right to the property consists of mining claims that are owned in the name of our director, Kristian Kostovski. To obtain a Free Miner's Certificate, which is required to hold a mining claim in B.C., Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada for a period not less than 183 days in each calendar year or be authorized to work in Canada. A Canadian citizen, regardless of where he or she resides, is automatically authorized to work in Canada. As the corporation is not registered in British Columbia the claim is held in trust for the company by Mr. Kostovski, as he is eligible as a Canadian citizen.

At the current time the property is without known reserves and the proposed program is exploratory in nature. The Phase I program has commenced with the completion of the field work by the geologist which consisted of grid emplacement, soil sampling and testing the effectiveness of MMI and Biogeochemical methods. The geologist is currently completing his analysis of samples, data compilation and interpretation, drafting and report writing. On October 23, 2006 we received the results of the initial campaign and though these were generally poor, the Zone has been located and good geological information has been gained. He recommended a crew be sent to the site for a further 7-10 days to continue with systematic exploration as previously recommended. This additional work should provide enough information to make a decision whether or not to commence the Phase 2 program. As of September 30, 2006 we have incurred $5,500 in exploration costs. The cost of exploration work on the property is disclosed in detail in the Plan of Operation section.

There is not a plant or any equipment currently located on the property. As noted in the History of Previous Work subsection, there has been previous work on the property, however there had been no activity since 1997.

Hydro electrical power lines that supply power to the town of Beaverdell are located near the claim boundary. However the initial exploration is not heavily dependent on electrical power but is supported by generators. Ample water is available from Tuzo Creek to support all phases of exploration and development.

The Phase I exploration program is being funded from the proceeds of our initial public offering. The estimated cost of the Phase I program is $25,000US ($30,000CDN). The phase consisted of grid emplacement, soil sampling, testing the effectiveness of MMI and Biogeochemical methods, analysis of samples, data compilation and interpretation, drafting and report writing. On October 23, 2006 we received the results of the initial campaign and though these were generally poor, the Zone has been located and good geological information has been gained. He recommended a crew be sent to the site for a further 7-10 days to continue with systematic exploration as previously recommended. This additional work should provide enough information to make a decision whether or not to commence the Phase 2 program.

The Phase II exploration program is contingent upon the success of the Phase I program and will be funded from the proceeds of our initial public offering. Mechanical trenching and diamond drilling are foreseen to be the logical next step. The minimum estimated cost of the Phase II program is $65,000US ($75,000CDN) and will take approximately three months to complete, including the collection and interpretation of all exploration data. The mineralization within the project is classified, by the geological survey branch of the British Columbia Ministry of Energy and Mines, as a "shear hosted polymetallic vein". In general we would like to have indications that the mineralization within the veins is worth at least $100US per ton (gross metal value) to further explore/develop the claims. If a large mineralized vein system is present the project could be developed on a large scale and conversely if a smaller mineralization vein system is present then the property could be developed on a smaller scale.

In the event that a mineral body that is amiable to bulk mining (open pit) style development is located then we estimate the mineralization should be worth at least $10US per ton (gross metal value).

The discussions contained herein are management's estimates only. There is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding from the exercise of the warrants to proceed with any subsequent work on the claims if mineralization is found in Phases I and II.

The Property

The Dollar Ext Zone is the main mineralized zone identified to date. It is located within the approximate center of the One Gun Claim on the western flank of the northern end of Cranberry Ridge. The showing is centered approximately 3,500 feet northwest from the past producing Inyo-Ackworth (Dollar) Mine and the associated Lucky Boy and Olympic showings.

The mineralization within the project is classified, by the geological survey branch of the British Columbia Ministry of Energy and Mines, as a shear hosted polymetallic vein, meaning an area with multiple metallic elements.

The Dollar Extension Zone was discovered in 1916 when prospectors found high-grade silver-lead in the pieces of rock that had been broken off and moved from their original location by natural forces such as frost or glacial action in the area. Numerous deep trenches, three (3) tunnels (crosscuts) and shallow shafts intersected a quartz vein and it was determined that the shear zone (a shear is the deformation of rocks by lateral movement along parallel planes, generally resulting from pressure) is about 3 feet wide. The vein is generally less than one foot wide, but locally can swell to more than 6 feet wide. The vein is mineralized with pyrite, galena and sphalerite with silver and gold mixed with quartz.

In 1995 a silver, lead and gold soil geochemical anomaly located within the southeastern area of the property was discovered. A geochemical anomaly is an area where the property being measured yields significantly higher or lower values of certain minerals than the larger, surrounding area, which may in turn indicate the presence of mineralization in the underlying bedrock. The anomaly is located along the fault/shear structure that strikes through both the Dollar Ext Zone and the Inyo-Ackworth Mine.

Acquisition of the One Gun Project

The claims are currently held in trust in the name of our president, Kristian Kostovski, whom we acquired them from on April 30, 2005 for 800,000 common shares of our stock with a deemed value of $.01 per share or an aggregate amount of $8,000. The claim was purchased by Kristian Kostovski from Lloyd C. Brewer owner of Madman Mining Co. Ltd., an unrelated 3rd party mining property vendor, on April 30, 2005 for $10,000 Canadian (approximately $8,000 USD).

Requirements or Conditions for Retention of Title

Title to the property has already been granted to our president and director, Kristian Kostovski, who holds the claim in trust for the Company. In order to retain title to the property exploration work in the amount CDN $1,800 must be completed and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). If work is completed, in any one year (using a year based on the staking date of the claim - in this case March 28), in a greater amount than $1,800 then the excess work can be applied towards future years exploration requirements. The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work. Alternatively the company can pay "cash in lieu" which is also $1,800 per year with a 10% filing fee.

Location and Access

The One Gun Project is located within south central British Columbia, Canada approximately 180 miles (290km) east of Vancouver, near Beaverdell. Locally it is on the western flank of Cranberry Ridge within the Tuzo Creek Valley. The Property is in the Greenwood Mining Division, and is centered at approximately 49O28'N latitude and 119o08'W longitude on NTS Map Sheet 82 E/6E and alternatively on BC TRIM map 082E045. Beaverdell lies 4 miles (6km) to the southeast, on Highway 33; Kelowna and the junction with Highway 97 lies some 50 miles (80km) to the north, while Rock Creek and the junction of Highways 3 and 33 is 27 miles (45km) to the south. The Tuzo Creek logging road leaves Highway 33 approximately 4.3 miles (7km) south of Beaverdell and affords excellent access to the southern area of the Claim. Further secondary roads and all terrain vehicle trails provide access to the eastern and central portions of the Claim.

Physiography

The Property is situated within the Monashee Mountains of the Southern Interior Physiographic Region, and elevations range from 3,540 feet (1,079m), along the southern edge of the Claim to 4,790 feet (1,460m) at the east central area of the Claim.

Slopes within the Claim area are gentle except for the local fairly steep slopes in the area where the land climbs out of the Tuzo Creek valley. Vegetation consists mainly of fir; larch and pine, much of it mature second growth. Some of the area has been recently logged. There is relatively little underbrush, and open grassy areas are common. Outcrop of the underlying rock units is poor throughout the Project. It is estimated that less than 5% of the Project contains good rock outcrop exposure.

The climate features warm summers and mild winters. The West Kettle Valley is fairly dry in the summers, although not as dry as the Okanagan valley to the west. Average yearly precipitation is 20 inches (50cm). A snow pack of 3-5 feet (1-1.5m) begins to accumulate in November and lingers in places into May. The recommended field season for initial phases of exploration is from early May to late November. Drilling and underground development can be carried out on a year-round basis with the aid of a bulldozer to keep access roads snow-free.

YUKON
N.W.T.
ALASKA
U.S.A.
BRITISH
COLUMBIA
ALBERTA
Pacific Ocean
PROPERTY LOCATION
N
Stewart
Ft. St. John
Dawson Creek
Prince Rupert
Smithers
Prince George
Bella Coola
Williams Lake
Kamloops
Kelowna
Vancouver
Victoria
Cranbrook
Trail
U.S.A.
0
200km
400km
Scale 1" = 100 miles

VECTOR VENTURES CORP.

PROJECT:

ONE GUN PROJECT

LOCATION MAP

Tuzo Creek/Cranberry Ridge Area - Beaverdell
Greenwood M.D., B.C.
NTS Map 082E/06E - BC TRIM MAP 082E045

DATE: April 05
REF. NO. ONEGUN 1-05

GeoGrafix

FIGURE 1

119° 08'
49° 28'
N
1300m
1300m
1400m
Competitors Claims
Dollar Ext Zone
82E 045
One Gun Claim
1200m
1100m
1081
Tuzo Creek
Inyo-Ackworth
(Dollar) Mine
Olympic Zone
Lucky Boy Zone
Cranberry Ridge

Project Boundary
Competitors Claims
Contour Interval = 20m
Contour Interval = 100m
Roads
Rivers & Creeks
Mineral Showings

0 500m 1000m 2000m

VECTOR VENTURES CORP.

PROJECT: *ONE GUN PROJECT*

CLAIM & TOPOGRAPHY MAP

Tuzo Creek/Cranberry Ridge, Beaverdell Area
Greenwood M.D., B.C. - NTS Map 082E/06E
BC TRIM MAP 082E045

DATE: April 05			DRAWING NO.
REF. NO. ONEGUN 2-05		GeoGrafix	FIGURE 2

Base Map Source: http://maps.gov.bc.ca/imf406/imf.jsp?site=bc_basemap

History of Previous Work

The One Gun Project is located within the western area of the historic Beaverdell Mining Camp. Exploration in the camp dates to the late 1880's, with the discovery of silver on Wallace Mountain in 1897, and production of silver from as early as 1901. The Highland Bell Mine silver mine was in continuous production for 76 years (1913 to 1989). At closure in 1989, the mine had produced a total of over 46 million ounces of Silver, 12,500 tons of Lead and 15,000 tons of Zinc as well as minor amounts of Cd, Cu and Au.

The One Gun Project is the western extension of the past producing Inyo-Ackworth Mine (Ag, Pb, Zn & Au) and associated Lucky Boy and Olympic zones that were originally discovered in 1916 and worked until 1937.

The mineralization within the Claim was discovered and worked between 1916 and 1928. The original claims in the area were called the Nipper claim group that consisted of the Nipper, Jubilee, Silver Cable and Radio claims. Development on the Nipper claim consisted of three crosscuts (tunnels). On other claims, development consisted of open cuts/trenches, tunnels and shallow shafts which intersected oxidized and displaced sections of quartz vein mineralized with galena, pyrite and sphalerite.

No further records of exploration are found until 1971 when Husky Oil conducted regional geological and geochemical surveys. Although the current project area was included within the Husky Oil claim package it is unknown if any samples were collected from within property.

Between 1995 and 1997 the area was again included in a much larger claim package that included the Inyo-Ackworth Mine and most of Cranberry Ridge. Two survey lines on which geochemical sampling and a VLF-EM (Very Low Frequency Electro Magnetic) geophysical readings were conducted crossed the property.

There is no record of further activity within the project area from 1997 until we began our exploration program.

119° 08'
49° 28'
PROJECT AREA
Ema
Ec
CPas
mJg
JKg
Esb

Ema **Marron Group (Eocene)**
Undifferentiated andesite, dacite and trachyte

Ec **Coryell Syenite (Eocene)**
alkalic to calc-alkalic, high level, pink and buff syenite and quartz monzonite and trachytic pink feldspar porphyry dykes

JKg **Okanagan Batholith (Cretaceous and/or Jurassic)**
massive, light grey weathering medium - to coarse-grained, equigranular to porphyritic, unfoliated to weakly foliated, fresh biotite granodiorite and granite

mJg **Nelson Plutonics Rocks (Middle Jurassic)**
massive, generally moderately foliated, medium grey weathering, medium - to coarse-grained, equigranular

CPas **Anarchist Group (Carboniferous or Older)**
dark grey weathering, recessive, amphibolite, greenstone, quartz-chlorite schist, quartz-biotite scist, minor serpentinized peridotite

Geological Contact (defined, approximate, assumed)

N

0 4000m 8000m

Scale 1:225,000

VECTOR VENTURES CORP.		
PROJECT: *ONE GUN PROJECT*		
REGIONAL GEOLOGY Greenwood Mining Division N.T.S 82E/06		
DATE: April 05		DRAWING NO.
REF. NO. ONEGUN 3 - 05	GeoGraphix	FIGURE 3

Property Geology

The One Gun Project is underlain by three main rock units. The southwestern third of the Property is underlain by Eocene age synite and quartz monzonite and feldspar dykes. Granodiorite of the Jurassic Age West-Kettle Batholith/Nelson Plutonic group are present within the central area of the Project. The northeastern quadrant of the Project is underlain by Carboniferous age Anarchist Group rocks comprised of dark grey weathered greenstone and quartz-chlorite schists. Some hornfels and younger hornblende porphyry dykes occur within the Project.

Two dominant fault structures are located within the Project. The roughly east/west fault-shear that is thought to control the emplacement of mineralization within the area and a second fault/shear zone striking 360o that intersects, and offsets, the east/west structure near the location of the Dollar Ext Zone. The Dollar Ext Zone as well as the Inyo-Ackworth Mine and associated Olympic and Lucky Boy showings are all located along aforementioned east/west fault-shear.

Competition

The mining industry is highly fragmented. We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the Claims. Readily available commodities markets exist in Canada and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

We are subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

Bankruptcy or Similar Proceedings

There have been no bankruptcy, receivership or similar proceedings.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Compliance with Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources (BCDM).

With respect to the mechanized trenching or diamond drilling - a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $2,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work and trench around larger trees (initially) to avoid any disturbance to the trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches, but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,000. (1 day - equip/crew)

In order to retain title to the property, exploration work in the amount CDN $1,800 must be completed and filed with the BCDM. If work is completed, in any one year (using a year based on the staking date of the claim - in this case March 28), in a greater amount than $1,800 then the excess work can be applied towards future years' exploration requirements. The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work. Alternatively the company can pay "cash in lieu" which is also $1,800 per year with a 10% filing fee.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any of these on an ongoing basis.

Need for Government Approval for its Products or Services

We are not required to apply for or have any government approval for our products or services.

Research and Development Costs During the Last Two Years

We have not expended funds for research and development costs since inception. The geology report and history of the claims were included in the $8,000 payment for the claims and not itemized as a separate cost.

Number of Employees

Our only employee is our officer who currently devotes as much time as is necessary to manage the affairs of the company.

Reports to Securities Holders

We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the SEC on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

You may read and copy any materials we file with the SEC at their Public Reference Room Office, 100 F Street, NE, Room 1580, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Some of the Significant Risks Associated with Our Business

We are an exploration stage company and have only recently commenced exploration activities on our claims. We expect to incur operating losses for the foreseeable future.

We have only recently commenced exploration on the One Gun Project Claims. Accordingly, we have no way to evaluate the likelihood that our business will be successful. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the One Gun Project claims and the production of minerals from the claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because management has no technical experience in mineral exploration, our business has a higher risk of failure.

Our director has no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. His decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

Our independent auditors have issued an audit opinion for us which includes a statement describing our going concern status. Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 1 of our accompanying financial statements, our limited exploration stage and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited material operations, revenues, or profits.

Without further funding we will be unable to implement our business plan.

Our current operating funds are less than necessary to complete all intended exploration of the One Gun Project claims, As of September 30, 2006, we had cash in the amount of $95,422. We currently do not have any operations and we have no income.

We will require additional funding to sustain operations once exploration is complete.

Even if we complete our initial exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Without funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

If we discover commercial reserves of precious metals on our mineral property, we can provide no assurance that we will be able to successfully advance the mineral claims into commercial production.

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the mineral claims into commercial production. In such an event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible.

Because of the accessibility and previous work on the property, there is a risk that we may incur liabilities or damages as we conduct our business.

Our mineral property is accessed via ATV's and has tunnels and trenches from previous mining work. As a result, we may become subject to liability for hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Because access to our mineral claims is often restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

It is possible that snow or rain could cause roads leading to our claims to be impassable. We anticipate being able to access our mineral claims between the months of March and November during which time we intend to conduct our field exploration. However if the roads are impassable we would be delayed in our exploration timetable.

Government regulation or other legal uncertainties may increase costs and our business will be negatively affected.

There are several governmental regulations that materially restrict mineral claims exploration and development. Under Canadian mining law, to engage in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to phase two which includes drilling operations on the One Gun Project claims, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

Because our current executive officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Kristian Kostovski, the sole officer and director of the company, currently devotes approximately 5 to 7 hours per week of his business time to providing management services to us. While our executive officer presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Because our current executive officer and director is enrolled in a university in Greece and our sole mineral claim is located in British Columbia, he may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Since our sole officer and director is currently attending university, substantially all of his time is spent in Greece, while our sole mineral property is located in British Columbia. As a result, it may not be possible for him to properly address the needs of the corporation particularly when and if we are able to raise funds and begin our exploration program. This could negatively impact our business development, causing our business to fail.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently uses the home office premises of the sole officer and director of the Company, Kristian Kostovski. Beginning January 1, 2006 the Company pays Mr. Kostovski $100 per month rent. The premises are located at Analipseos 30 Apt. #25, 52236 Panorama, Thessaloniki, Greece. The premises include an answering machine, fax machine and a computer system. The Company intends to use these premises until larger premises are required. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

To the best of our Management's knowledge, there are no material legal proceedings filed or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended September 30, 2006.

On November 22, 2006, the majority stockholders of the Company adopted the following written resolutions:

1.	a four (4) for one forward split of the issued and outstanding shares of common stock;
2.	an amendment of the Articles of Incorporation to:
	a.	change the name of Vector from "Vector Ventures Corp." to "Celsius Holdings, Inc." or other name designated by the Board of Directors in their sole discretion;
	b.	amend the authorized share capital of Vector to: 350,000,000 shares of common stock with a par value of $0.001 per share; and 50,000,000 shares of preferred stock with a par value of $0.001 per share.
	c.	expressly opt-out of, or elect not to be governed by the "Acquisition of Controlling Interest" provisions contained in NRS Sections 78.378 through 78.3793 inclusive all as permitted under NRS Section 78.378.1 and
d	expressly opt-out of, and elect not to be governed by the "Combinations with Interested Stockholders" provisions contained in NRS Section 78.411 through 78.444, inclusive all as permitted under NRS Section 78.434

3.	adopt new bylaws.

The Company filed a Form 14C Information Statement with the Securities and Exchange Commission and mailed this Information Statement to its stockholders in December 2006. The underlying actions were taken and declared effective December 26, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Holders of Common Stock

As of January 11, 2007, there were a total of 36 shareholders of record, holding a total of 15,200,000 shares of our Common Stock.

Market Information

Our common stock was first quoted on the Over-the-Counter Bulletin Board on September 11, 2006, under the trading symbol "VCVC". Our trading symbol was changed on December 26, 2006 to "CSUH". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained otcbb.com) for each full financial quarter since being quoted were as follows:

Quarter Ended(1)	High	Low
December 31, 2006(2)	$0.602	$0.00
September 30, 2006	N/A	N/A
June 30, 2006	N/A	N/A

Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)	The Company was originally first quoted on the OTCBB on September 11, 2006.

Dividend Policy

The Company has never declared nor paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. The Company's current policy is to retain any earnings in order to finance the expansion of its operations. The Company's board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent Sales of Unregistered Securities

On April 26, 2005, a total of 1,000,000 shares of Common Stock (4,000,000 shares post split) were issued in exchange for organizational services and expenses, proprietary rights, business plans, and cash in the amount of $10,000 U.S., or $.01 per share on September 30, 2005. On April 30, 2005, a total of 800,000 shares of Common Stock (3,200,000 post split shares) were issued in exchange for mining claims valued in the amount of $8,000 U.S., or $0.01 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by officers and directors of the Company. (See "Principal Stockholders".)

On November 8, 2006, the Company issued a promissory note in the aggregate amount of $250,000 to one party. This promissory note was issued pursuant to an exemption from registration provided by Regulation S of the Securities Act of 1933, as amended.

Recent Sales of Registered Securities

Cash provided by financing activities for the year ended September 30, 2006 was $100,000. We issued 2,000,000 units (8,000,000 post split units) to 35 unrelated shareholders for cash valued at $0.05 per unit pursuant to our SB-2 offering which closed on March 30, 2006. Each unit consists of four shares and eight-share purchase warrants after taking into account the forward split of the Company completed on December 26, 2006. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on January 20, 2008 and is exercisable at a price of $0.025 per share taking into account the forward split.

Use of Proceeds

Other than as set out below the proceeds of the above share issuances have been used by us as general working capital to pay for expenses incurred in conducting our exploration program on the One Gun Project and for expenses associated with filing a registration statement under the Securities Act of 1933 and in meeting our reporting obligations under the Securities Exchange Act of 1934.

The Company used the $250,000 in funds received on issuance of a promissory note November 8, 2006 to provide a bridge loan to Elite FX, Inc. The bridge loan is evidenced by a loan agreement which includes a secured promissory note and corresponding security interest agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We expect our current cash in the bank of $95,422 at September 30, 2006 to satisfy cash requirements for our Phase I and Phase II operations should we continue in this business direction. Phase I and Phase II are expected to be completed within the next 12 months, without having to raise additional funds or seek bank loans.

Plan of Operation

Our plan of operation has been to complete the first phase of exploration programs on the One Gun Project claims consisting of re-sampling of old workings, geologic mapping, analytical and test surveys. In addition to the $25,000 ($30,000CDN) we anticipate we will need to spend to complete Phase I of the exploration program as outlined below, and the $65,000 ($75,000CDN) we will need to complete Phase II of the exploration program, we anticipate spending an additional $5,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be $95,000.

We are currently in negotiations to acquire the business of Elite FX, Inc., a Florida corporation involved in the beverage industry. If we acquire the business of Elite FX, Inc. we will change the business of the Company to the business of Elite FX, Inc. and cease to be an exploration stage company. There is no guarantee that we will be successful in entering into a binding agreement or subsequently completing the acquisition of the business of Elite FX, Inc. If we are unable to come to satisfactory terms or otherwise unable to complete this proposed acquisition, we will proceed with our mineral exploration business and with our exploration program for the One Gun Project claims which is discussed in detail in this section.

Phase I

The Phase I program has commenced with the completion of the field work by the geologist which consisted of grid emplacement, soil sampling and testing the effectiveness of MMI and Biogeochemical methods, analysis of samples, data compilation and interpretation, drafting and report writing. On October 23, 2006 we received the results of the initial campaign and though these were generally poor, the Zone has been located and good geological information has been gained. He recommended a crew be sent to the site for a further 7-10 days to continue with systematic exploration as previously recommended. This additional work should provide enough information to make a decision whether or not to commence the Phase 2 program. The following exploration estimates were provided by the Canadian geologist as part of his report and the dollars are stated in Canadian dollars.

Personnel:
Senior Geologist	3 days @ $400.00	$ 1,200.00
Project Geologists	15 days @ $275.00 ea	8,250.00
Prospector & Field Assistant	15 days @ $200.00 ea	6,000.00
Field Costs:
Field Camp and Supplies	30 man/days @ $50.00/m/d (including camp rental, GPS rental, food, prospecting and sampling equipment, first aid and chain saw)	1,500.00
Field Communications	Long Distance charges Motorola 2 way field radios	400.00
Survey Consumables	Sample bags, survey flagging, pickets etc.	950.00
Transportation:
Truck Rental	20 days $100.00	2,000.00
Mob/de-mob	Vancouver - Beaverdell return (fuel/meals/motel & truck mileage charges)	500.00
-18-
Analytical:
Soil Samples	100 samples @ $11.75/sample (Au + 32 element ICP)	2,350.00
MMI / Bio Geochemical	10 samples	$350.00
Office & Engineering:
Report Writing	based on results of Phase I exploration program	2,000.00
Drafting/Cartography	(including field base map and all final maps detailing geological mapping, sample locations and results, location of old workings and compilation of results from previous work on property)	1,500.00
Overhead & Contingency		3,000.00
Total estimate cost of the Phase I exploration program		$30,000.00 CDN $25,000.00 US

Phase II

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

Subject to the success of Phase I, follow up drilling would occur in the spring of 2007. While weather may occasionally prevent us from accessing the One Gun Project claims in winter months, we do not expect conditions to impact our plan of operation, as we have scheduled our exploration programs during the spring, summer and autumn. We will require additional funding from the exercise of the warrants to proceed with any subsequent work on the claims based on the findings from Phases I and II. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the exercise of the warrants to fund any work after the first two phases of the exploration program.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to the year ended September 30, 2006, we had no revenues and incurred net operating losses of $20,978, consisting of general and administrative expenses primarily incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern; however, we have enough operating capital to complete our Phase I and II programs over the next 12 months.

ITEM 7. FINANCIAL STATEMENTS

Following are audited financial statements for the year ended September 30, 2006, the period from inception (April 26, 2005) to September 30, 2005, including:

        (a) Report of Independent Registered Public Accounting Firm

        (b) Balance Sheet;

        (c) Statement of Operations;

        (d) Statement of Stockholders' Equity;

         (e) Statement of Cash Flows; and

         (f) Notes to Financial Statements.

VECTOR VENTURES CORP.

(A Development Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

30 September 2006

-F1-

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (619) 422-1465
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Vector Ventures Corp.

We have audited the accompanying balance sheet of Vector Ventures Corp. (the exploration stage Company) as of September 30, 2006 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended and for the period of April 26, 2005 (inception) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Vector Ventures Corp. as of September 30, 2005, and for the period April 26, 2005 (inception) to September 30, 2005 were audited by other auditors whose report dated October 25, 2005, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vector Ventures Corp. as of September 30, 2006, and the results of its operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA
___________________
CHANG G. PARK, CPA

November 28, 2006
San Diego, CA. 91910

Member of the California Society of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

-F2-

VECTOR VENTURES CORP. (An Exploration Stage Company) Balance Sheets
	As of	As of
	September 30,	September 30,
	2006	2005

ASSETS

Current Assets
Cash	$95,422	$10,482
Prepaid Exploration Expenses	3,000	-

Total Current Assets	98,422	10,482

	$98,422	$10,482

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Account payable	$1,400	$500

Total Current Liabilities	1,400	500

Total Liabilities	1,400	500

Stockholders' Equity

Common stock, ($0.001 par value, 75,000,000 shares authorized;
3,800,000 and 1,800,000 shares issued and outstanding
as of September 30, 2006 and 2005, respectively)	3,800	1,800
Additional paid-in capital	114,200	16,200
Deficit accumulated during exploration stage	(20,978)	(8,018)

Total Stockholders' Equity	97,022	9,982

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$98,422	$10,482

See Notes to Financial Statements

-F3-

VECTOR VENTURES CORP. (An Exploration Stage Company) Statements of Operations

			April 26, 2005
		(Six Months)	(inception)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2006	2005	2006

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative expenses	7,460	8,018	15,478
Professional fees	5,500	-	5,500

Total Operating Costs	(12,960)	(8,018)	(20,978)

Net Income (Loss)	$(12,960)	$(8,018)	$(20,978)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	2,813,699	1,800,000

See Notes to Financial Statements

-F4-

VECTOR VENTURES CORP. (An Exploration Stage Company) Statement of Changes in Stockholders' Equity From April 26, 2005 (Inception) through September 30, 2006

				Deficit
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Exploration
				Stage

Balance, April 26, 2005	-	$ -	$ -	$ -	$ -

Stock issued for mining claims on
April 30, 2005 @ $0.01 per share	800,000	800	7,200		8,000

Stock issued for cash on September 30,
2005 @ $0.01 per share	1,000,000	1,000	9,000		10,000

Net loss, September 30, 2005				(8,018)	(8,018)

Balance, September 30, 2005	1,800,000	1,800	16,200	-8,018	9,982

Stock issued for cash on March 30,
2006 @ $0.05 per share	2,000,000	2,000	98,000		100,000

Net loss, September 30, 2006				(12,960)	(12,960)

Balance, September 30, 2006	3,800,000	$ 3,800	$ 114,200	$ (20,978)	$ 97,022

See Notes to Financial Statements

F-5-

VECTOR VENTURES CORP. (An Exploration Stage Company) Statements of Cash Flows
			April 26, 2005
		(Six Months)	(inception)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,960)	$(8,018)	$(20,978)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) decrease in prepaid exploration expenses	(3,000)	-	(3,000)
Increase (decrease) in account payable	900	500	1,400

Net cash provided by (used in) operating activities	(15,060)	(7,518)	(22,578)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	2,000	1,800	3,800
Additional paid-in capital	98,000	16,200	114,200

Net cash provided by (used in) financing activities	100,000	18,000	118,000

Net increase (decrease) in cash	84,940	10,482	95,422

Cash at beginning of period	10,482	-	-

Cash at end of period	$95,422	$10,482	$95,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

See Notes to Financial Statements

-F6-

VECTOR VENTURES CORP.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2006

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

Stock transaction

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

-F7-

VECTOR VENTURES CORP.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from April 26, 2005 (inception) to September 30, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $95,422 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

As of September 30, 2006 there are 4,000,000 share purchase warrants outstanding. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on January 20, 2008 and is exercisable at a price of $.10 per share.

-F8-

VECTOR VENTURES CORP.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2006

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

There is a total of $500 that has been forwarded by Kristian Kostovski and another $900 owed to him for use of his office space with no specific repayment terms. Total due Kristian Kostovski as of September 30, 2006.

NOTE 6. STOCK TRANSACTIONS

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

The Company had 3,800,000 and 1,800,000 shares of common stock issued and outstanding as of September 30, 2006 and 2005.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,800,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

On October 23, 2006, we received the results of our Phase 1 exploration program. The professional geologist has informed us that although the results of the initial campaign were generally poor, the Zone has been physically located and good geological information has been gained. He recommended a crew be sent to the site for a further 7-10 days to continue with the systematic exploration as previously recommended. This additional work should provide enough information to make a decision whether or not to commence the Phase 2 program (mechanical trenching/drilling).

On November 8, 2006, we issued a promissory note in the principal amount of US$ 250,000. The Note was issued to one party: Barca Business Services. The Note is due and payable in full one year from the date of issuance. The Note bears interest at an annual rate of 10% percent per annum.

-F9-

VECTOR VENTURES CORP.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2006

NOTE 8. SUBSEQUENT EVENTS (continued)

On November 9, 2006 we entered into a bridge loan agreement with Elite FX, Inc., pursuant to which, we have loaned Elite US$ 250,000. The Loan Agreement includes a secured promissory note for US$ 250,000 and corresponding security interest agreement.  The Elite Note is due and payable six months from the date of issuance. The Elite Note bears regular interest at an annual rate of 10% percent per annum. To secure Elite's obligations under the Loan Agreement, Elite has agreed to grant us a security interest in substantially all of their assets, including without limitation their intellectual property, on the terms and conditions of the Security Agreement. The security interest to be granted under the Security Agreement will be junior and subordinated to the security interest Elite may have granted to its senior lender. The security interest granted under the Security Agreement will terminate upon payment or satisfaction of all of Elite's obligations under the Loan Agreement.

-F10-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On August 4, 2006, we received the resignation of our principal independent accountant, Armando C. Ibarra, C.P.A.

Armando C. Ibarra, C.P.A. had served as our principal independent accountant from inception (April 26, 2005) and the fiscal year September 2005, inclusive through August 4, 2006.

The principal independent accountant's report issued by Armando C. Ibarra, C.P.A. for the year ended September 30, 2005 did not contain any adverse opinion or disclaimer of opinion and it was not modified as to uncertainty, audit scope, or accounting principles, other than their opinion, based on our lack of operations and our net losses, there was substantial doubt about our ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of that uncertainty.

We are able to report that during the year ended September 30, 2005 through August 4, 2006 there were no disagreements with Armando C. Ibarra, C.P.A., our former principal independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Armando C. Ibarra, C.P.A.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods. We have requested that Armando C. Ibarra, C.P.A. furnish us with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it disagrees with the above statements. A copy of such letter is filed herewith as Exhibit 16.1.

On August 4, 2006, upon authorization and approval of the Company's Board of Directors, the Company engaged the services of Chang G. Park, CPA, Ph.D. ("Park") as its independent registered public accounting firm.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2006, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2006, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

Subsequent Events

Promissory Note

On November 8, 2006, we issued a promissory note in the principal amount of US$250,000. The Note was issued to one party: Barca Business Services. The Note is due and payable in full one year from the date of issuance. The Note bears interest at an annual rate of 10% percent per annum.

Bridge Loan to Elite

On November 9, 2006 we entered into a bridge loan agreement with Elite FX, Inc., ("Elite") pursuant to which, we have loaned Elite US$ 250,000. The Loan Agreement includes a secured promissory note for US$ 250,000 (the "Elite Note") and corresponding security interest agreement.  The Elite Note is due and payable six months from the date of issuance. The Elite Note bears regular interest at an annual rate of 10% percent per annum. To secure Elite's obligations under the Loan Agreement, Elite has agreed to grant us a security interest in substantially all of their assets, including without limitation their intellectual property, on the terms and conditions of the Security Agreement. The security interest to be granted under the Security Agreement will be junior and subordinated to the security interest Elite may have granted to its senior lender. The security interest granted under the Security Agreement will terminate upon payment or satisfaction of all of Elite's obligations under the Loan Agreement.

Majority Stockholder Action

On December 26, 2006, the Company completed a four (4) for one (1) forward split of its issued and outstanding shares of common stock, amended its Articles of Incorporation to change its name to Celsius Holdings, Inc., and opt out of two provisions of the Nevada revised statues, and adopted new bylaws. A majority of the stockholders of the Company approved the foregoing by written resolution dated November 22, 2006. A Form 14C Information Statement was filed with the Securities and Exchange Commission and was sent to the stockholders of the Company in December 2006 prior to taking these actions.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND SIGNIFICANT EMPLOYEES

Identification of Directors and Executive Officers

The following table sets forth the names, positions and ages of the executive officer and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name and Address	Age	Positions	Date First Held
Kristian Kostovski Analipseos 30, Apt. #25 52236 Panorama Thessaloniki, Greece	22	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer & Director	April 26, 2005

The person named above has held his offices/positions since inception and is expected to hold said offices/positions until the next annual meeting of stockholders.

Background of Officers and Directors

The principal occupation and business experience during the last five years for each of our present director and executive officer is as follows:

Kristian Kostovski has been the President, CEO, Treasurer, CFO, Secretary, and Director of the Company since inception. From July 2001 to the present Mr. Kostovski has been a manager of Hit Casino in Dojran, Macedonia. From May 20, 2005 to the present Mr. Kostovski has been a director of Alpha Motorsport in New Westminster, B.C. Canada.

Mr. Kostovski is currently enrolled in the third year of a Bachelor of International Business degree at the American College of Thessaloniki in Thessaloniki, Greece.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to our business. As the Company is in the start-up the time requirements to date on the members of our board of directors have been minimal. We expect these time requirements going forward will increase but none of our current or future directors or officers will spend 100% of his time on the business of the Comapny.

Involvement in Certain Legal Proceedings

During the past five years, none of our directors or officers have been:

    a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
    convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
    subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
    found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Family Relationships

Not Applicable. We currently have only one director and officer, Mr. Kostovski.

Audit Committee Financial Expert

The Company does not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors which consists of one person. Additionally, the Company does not have a member on its board of directors that has been designated as an audit committee "financial expert." The Company does not believe that the addition of such an expert would add anything meaningful to the Company at this time. It is also unlikely the Company would be able to attract an independent financial expert to serve on its Board of Directors at this stage of its development. In order to entice such a director to join its Board of Directors, the Company would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things the Company is unable to afford at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers (and certain other officers) and any persons holding more than 10% of our outstanding voting securities are required to report their ownership in our securities and any changes in that ownership to the SEC. Based solely upon reliance on the verbal and written representations of our director and officer, we believe we are in compliance with Section 16(a) of the Securities Exchange Act of 1934. Under this section Mr. Kostovski is now required to file a Form 3 initial report with the Securities and Exchange Commission and file a Form 4 on any subsequent changes. Mr. Kostovski has not bought or sold any securities since the completion of the offering under Form SB-2.

Code of Ethics

The Company has not adopted a Code of Ethics at this time and the Board of Directors of the Company is reviewing the necessity of adopting such a document at this time by the Company given the composition of its Board of Directors and Officer and its scale of its operations at this time.

ITEM 10. EXECUTIVE COMPENSATION

The officer and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Kristian Kostovski Analipseos 30, Apt. #25 52236 Panorama Thessaloniki, Greece	2006 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Notes:	Mr. Kostovski became a director and officer of the Company on the date we were incorporated, April 26, 2005.

Stock Options/SAR Grants

No grants of stock options or stock appreciation rights were made since our date of incorporation April 26, 2005.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Compensation of Directors.

No cash compensation was paid to our director for his services as director since our date of incorporation April 26, 2005. We have no standard arrangement pursuant to which our director(s) are to be compensated for their services in their capacity as director(s) except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

                                                                                                                                                                                            -33-

Employment Contracts and Termination of Employment or Change of Control

The officer and director is not currently party to any employment agreement. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Equity Compensation Plan

The Company does not have an equity compensation plan and does not plan to implement such a plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned as of January 10, 2007 (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. As of January 10, 2007, there were 15,200,000 shares of our common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Kristian Kostovski(2) Analipseos 30, Apt. #25 52236 Panorama Thessaloniki, Greece	7,200,000(3) (Restricted securities as defined in the Securities Act of 1933)	47%
All officers and directors as a group (1 person).	7,200,000 (Restricted securities as defined in the Securities Act of 1933)	47%
Notes:
(1)	Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table.
(2)	The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.
(3)	The Company completed four (4) for one (1) forward split of its common stock on December 26, 2006.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officer, director or beneficial owner and no plans to issue any such rights in the future.

Changes in Control

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company. Management of the Company, however, is currently negotiating an agreement to acquire the business of Elite FX, Inc., a Florida corporation. If such an agreement is successfully entered into and closed it would result in a change of the control of the Company. There can be no guarantee the parties will successfully negotiate a binding agreement or if such an agreement is entered into that it will close.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Kostovski, the officer and director of the corporation. Beginning January 1, 2006 the Company pays Mr. Kostovski $100 per month for the use of the office space and telephone.

As of our year end, September 30, 2006, the company owed Mr. Kostovski $500 for a cash loan and $900 for use of the office space ($100 per month beginning January 1, 2006). The loan is unsecured and interest free with no specified terms of repayment.

On April 26, 2005, a total of 1,000,000 (4,000,000 post split) shares of Common Stock were issued in exchange for organizational services and expenses, proprietary rights, business plans, and cash in the amount of $10,000 U.S., or $.01 per share on September 30, 2005. On April 30, 2005, a total of 800,000 (3,200,000 post split) shares of Common Stock were issued in exchange for mining claims valued in the amount of $8,000 U.S., or $0.01 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by officers and directors of the Company. (See "Principal Stockholders".)

ITEM 13. EXHIBITS
Exhibit Number	Exhibit Title

3(i)	Articles of Incorporation*
3(ii)	Articles of Amendment
3(iii)	Bylaws *
16.1	Letter from Armando C. Ibarra, C.P.A.**
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99	Geology Report*

* Included in our original SB-2 Registration statement filed on November 21, 2005.
** Included in Form 8-K filed on August 10, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Chang G. Park, CPA, Ph. D. was appointed the Company's independent auditor on August 26, 2006. Armando C. Ibarra, C.P.A. was the independent auditor for the Company for the year ended September 30, 2005 up to August 26, 2006. . Audit and review fees for the year ended September 30, 2006 was $2,200 and September 30, 2005 was 1,800.

Audit-Related Fees

Audit Related Fees for the year ended September 30, 2006 were $0.00 and for the year ended September 30, 2005 were $0.00.

 Tax Fees

For the years ended September 30, 2006 and 2005 the Company did not receive any tax compliance, tax advice, and tax planning services for which we were billed.

All Other Fees

For the years ended September 30, 2006 and 2005 the Company was not billed for products and services other than those described above.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 11, 2007                                                 Celsius Holdings, Inc., Registrant

                                                                                /s/ Kristian Kostovski

______________________________
By: Kristian Kostovski, President and Chief
Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 11, 2007                                                 Celsius Holdings, Inc., Registrant

                                                                             /s/ Kristian Kostovski

______________________________
By: Kristian Kostovski, President, Chief
Executive Officer, Treasurer, Chief Financial
Officer, and Principal Accounting Officer