Form 10QSB
period 2006-12-31
Celsius Holdings, Inc.
filed 2007-02-14
CIK 1341766

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from________to _______

Commission File Number: 333-129847

CELSIUS HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	20-2745790
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

140 NE 4th Avenue, Suite C, Delray Beach, FL	33483
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 561-276-2239
Analipseos 30 Apt. #25, 52236 Panorama, Thessaloniki, Greece
(Former names, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                              Yes [ X] No [  ]

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act
Large accelerated filer [  ]                    Accelerated Filer [  ]                             Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                                                                                                                                      Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] No [  ]

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

97,603,746 common shares issued and outstanding as of February 8, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ii

iii

PART I - FINANCIAL INFORMATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as 'anticipate', 'expect', 'intend', 'plan', 'will', 'the Company believes', 'management believes' and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because we are a start up, development stage business, the results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

CELSIUS HOLDINGS, INC.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2006

Chang G. Park, CPA, Ph. D.
- 371 E STREET - CHULA VISTA - CALIFORNIA 91910-2615 -
- TELEPHONE (858)722-5953 - FAX (858) 408-2695 - FAX (858) 764-5480
- E-MAIL changgpark@gmail.com -

To the Board of Directors of
Celsius Holdings, Inc.
(Formerly Vector Ventures, Corp.)
(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying balance sheet of Celsius Holdings, Inc. (Formerly Vector Ventures, Corp.) (An Exploration Stage Company) as of December 31, 2006, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the three months then ended, and for the period from April 26, 2005 (inception) through December 31, 2006. These financial statements are the representation of the management of Vector Ventures, Corp.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHANG G. PARK
____________________
CHANG G. PARK, CPA

February 9, 2007
Chula Vista, CA. 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

CELSIUS HOLDINGS, INC.
(Formerly Vector Ventures Corp.)
(A Devopment Stage Company)
Balance Sheet

ASSETS

		As of		As of
		December 31,		September 30,
		2006		2006

Current Assets
Cash		$36,684		$95,422
Note Recievable		250,000		-
Prepaid Expenses		58,000		3,000

Total Current Assets		344,684		98,422

		$344,684		$98,422

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
	$		$
Note payable		250,000		-
Accounts payable		-		-
Loan payable		1,700		1,400

Total Current Liabilities		251,700		1,400

Total Liabilities		251,700		1,400

Stockholders' Equity

Common stock, ($0.001 par value, 350,000,000 shares
authorized; 15,200,000 and 15,200,000 shares issued
and outstanding as of December 31, 2006 and
September 30, 2006		15,200		15,200
Additional paid-in capital		102,800		102,800
Deficit accumulated during exploration stage		(25,016)		(20,978)

Total Stockholders' Equity		92,984		97,022

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY		$344,684		$98,422

See Notes to Financial Statements

CELSIUS HOLDINGS, INC.
(Formerly Vector Ventures Corp.)
(A Development Stage Company)
Statement of Operations

				April 26, 2005
	THREE MONTHS	THREE MONTHS		(inception)
	ENDED	ENDED		through
	December 31,	December 31,		December 31,
	2006	2005		2006

Revenues

Revenues	$-	$-		$-

Total Revenues	-	-		-

General & Administrative Expenses	330	1,503		15,808
Professional Fees	3,708	3,300		9,208

Total General & Administrative Expenses	(4,038)	(4,803)		(25,016)

Net Income (Loss)	$(4,038)	$(4,803)		$(25,016)

Basic earnings per share	$(0.00)	$(0.00)	$

Weighted average number of
common shares outstanding	15,200,000	7,200,000

See Notes to Financial Statements

CELSIUS HOLDINGS, INC.
(Formerly Vector Ventures Corp)
(A Development Stage Company)
Statement of Cash Flows

			April 26, 2005
	THREE MONTHS	THREE MONTHS	(inception)
	ENDED	ENDED	through
	December 31,	December 31,	December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(4,038)	$(4,803)	$(25,016)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:

Loan payable (related party)	300	-	1,700
Prepaid Expenses	(55,000)	740	(58,000)

Net cash provided by (used in) operating activities	(58,738)	(4,063)	(81,316)

CASH FLOWS FROM INVESTING ACTIVITIES

Note Receivable	(250,000)	-	(250,000)

Net cash provided by (used in) investing activities	(250,000)	-	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Note Payable	250,000	-	250,000
Common stock			15,200
Additional paid-in capital	-	-	102,800

Net cash provided by (used in) financing activities	250,000	-	368,000

Net increase (decrease) in cash	(58,738)	(4,063)	36,684

Cash at beginning of period	95,422	10,482	-

Cash at end of year	$36,684	$6,419	$36,684

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Notes to Financial Statements

CELSIUS HOLDINGS, INC.
(Formerly Vector Ventures Corp.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Vector Ventures Corp. (the Company) was incorporated under the laws of the State of Nevada on April 26, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

On December 26, 2006 the Company amended its Articles of Incorporation to change its name to Celsius Holdings, Inc. as well as increase the authorized shares to 350,000,000 $0.001 par value common shares and 50,000,000 $0.001 par value preferred shares.

Prior to January 26, 2007, the Company was in the exploration stage with its activities limited to capital formation, organization, development of its business plan and acquisition of mining claims. On January 24, 2007, Celsius Holdings, Inc. (the "Company") entered into a merger agreement and plan of reorganization with Celsius, Inc., a Nevada corporation and wholly-owned subsidiary of the Company ("Sub"), Elite FX, Inc., a Florida corporation ("Elite"), and Steve Haley, the "Indemnifying Officer" and "Securityholder Agent" of Elite, (the "Merger Agreement"). Under the terms of the Merger Agreement, Elite was merged into Sub and became a wholly-owned subsidiary of the Company on January 26, 2007 (the "Merger"). Elite FX, Inc. is focused on the development and marketing of healthy, performance-based beverages. Celsius was Elite's first commercially available product and is the world's first calorie burning soft drink.

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

CELSIUS HOLDINGS, INC.
(Formerly Vector Ventures Corp.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from April 26, 2005 (inception) to December 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the develop stage and has minimal expenses, management believes that the company's current cash of $36,684 is sufficient to cover the expenses they will incur during the next twelve months.

CELSIUS HOLDINGS, INC.
(Formerly Vector Ventures Corp.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

NOTE 4. WARRANTS AND OPTIONS

As of December 31, 2006 there are 16,000,000 share purchase warrants outstanding. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on January 20, 2008 and is exercisable at a price of $.025 per share.

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

There is a total of $500 that has been forwarded by Kristian Kostovski and another $1,200 owed to him for use of his office space with no specific repayment terms. Total due Kristian Kostovski as of December 31, 2006 was $1,700.

NOTE 6. NOTE RECEIVABLE

On November 9, 2006 we entered into a bridge loan agreement with Elite FX, Inc., pursuant to which, we have loaned Elite US$ 250,000. The Loan Agreement includes a secured promissory note for US$ 250,000 and corresponding security interest agreement. The Elite Note is due and payable six months from the date of issuance. The Elite Note bears regular interest at an annual rate of 10% percent per annum. To secure Elite's obligations under the Loan Agreement, Elite has agreed to grant us a security interest in substantially all of their assets, including without limitation their intellectual property, on the terms and conditions of the Security Agreement. The security interest to be granted under the Security Agreement will be junior and subordinated to the security interest Elite may have granted to its senior lenders or creditors. The security interest granted under the Security Agreement will terminate upon payment or satisfaction of all of Elite's obligations under the Loan Agreement. As detailed in footnote 10, Subsequent Events, the Elite Note was cancelled at closing of the Merger with Elite FX, Inc.

NOTE 7. NOTE PAYABLE

On November 8, 2006, we issued a promissory note in the principal amount of US$ 250,000. The Note was issued to one party: Barca Business Services. The Note is due and payable in full one year from the date of issuance. The Note bears interest at an annual rate of 10% percent per annum. As detailed in footnote 10, Subsequent Events, the Note was cancelled at closing of the Merger and Barca Business Services was issued 500,000 shares of common stock pursuant to the private placement.

CELSIUS HOLDINGS, INC.
(Formerly Vector Ventures Corp.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

NOTE 8. STOCK TRANSACTIONS

On April 30, 2005 the Company issued 3,200,000 shares of common stock to a director for mining claims at a deemed value of $0.0025 per share for a total of $8,000.

On September 30, 2005 the Company issued 4,000,000 shares of common stock to a director for cash valued at $0.0025 per share for a total of $10,000.

On March 30, 2006 the Company issued 8,000,000 units to 35 unrelated shareholders for cash valued at $.0125 per unit for a total of $100,000 pursuant to the Company's SB-2 offering. Each unit consists of one share and two-share purchase warrants. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on January 20, 2008 and is exercisable at a price of $.025 per share.

On December 26, 206 the Company effected a 4 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for four post-split shares of common stock. The number of shares referred to in the previous paragraphs is post-split number of shares. The Company also changed its post-split authorized capital to 350,000,000 shares of common stock with a par value of $0.001 per share, and to 50,000,000 shares of preferred stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

The Company had 15,200,000 shares of common stock issued and outstanding as of December 31, 2006.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:

Common stock, $ 0.001 par value: 350,000,000 shares authorized; 15,200,000 shares issued and outstanding.

Preferred stock, $0.001 par value: 50,000,000 shares authorized; 0 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

On January 24, 2007, Celsius Holdings, Inc. (the "Company") entered into a merger agreement and plan of reorganization with Celsius, Inc., a Nevada corporation and wholly-owned subsidiary of the Company ("Sub"), Elite FX, Inc., a Florida corporation ("Elite"), and Steve Haley, the "Indemnifying Officer" and "Securityholder Agent" of Elite, (the "Merger Agreement"). Under the terms of the Merger Agreement Elite was merged into Sub and became a wholly-owned subsidiary of the Company on January 26, 2007 (the "Merger"). Elite FX, Inc. is focused on the development and marketing of healthy, performance-based beverages. Celsius was Elite's first commercially available product.

CELSIUS HOLDINGS, INC.
(Formerly Vector Ventures Corp.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

NOTE 10. SUBSEQUENT EVENTS (continued)

Under the terms of the Merger Agreement, the Company issued:

  70,912,246 shares of its common stock to the stockholders of Elite as full consideration for the shares of Elite;
  warrants to Investa Capital Partners Inc. representing 3,557,812 shares of common stock of the Company;
  1,391,500 shares of its common stock to purchase certain trademark rights to the name "Celsius";
  options exercisable for 10,647,025 shares of common stock f the Company in substitution for the options currently outstanding in Elite;
  1,300,000 shares of its common stock as part of a private placement conducted concurrent with the close of the Merger Agreement;
  16,000,000 shares of its common stock pursuant to warrant exercises by Company warrant holders, and the Bridge Loan was converted to shares as part of the private placement of 1.3 million shares.

Our former majority stockholder, Mr. Kristian Kostovski, cancelled 7,200,000 shares of common stock of the Company held by him shortly after the close of the Merger Agreement.

As a result of the foregoing the former stockholders of Elite now control approximately 74.1% of the Company's current outstanding shares of common stock.

As a result of the Merger Agreement, Mr. Kostovski resigned as chief executive officer, chief financial officer, president, secretary, and treasurer of the Company and appointed Mr. Steve Haley as Chief Executive Officer and Chairman of the Board of Directors and Mr. Jan Norelid, Mr. Richard McGee and Ms. Janice Haley have been appointed Chief Financial Officer, Chief Operating Officer, and Vice President of Marketing of the Company respectively effective as of the closing of the Merger (January 26, 2007).

Mr. Kostovski also plans to resign as a director of the Company and appoint Messrs. Steve Haley, Jan Norelid, James Cast, and Greg Horn as the new directors of the Company. The changes to the board of directors of the Company will not be effective until at least ten days after this Information Statement is mailed or delivered to all of the Company's shareholders in compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 thereunder.
On February 9, 2007 Investa Capital Corp. exercised its warrants to purchase 3,557,812 shares of common stock for an aggregate consideration of $500,000 in cash.

Further information about the merger agreement can be read in the Company's Form 8-K filed on February 2, 2007.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company was incorporated in the State of Nevada on April 26, 2005 under the name "Vector Ventures Corp." The Company changed its name to "Celsius Holdings, Inc." on December 26, 2006.

On December 26, 2006, the Company completed a 4 for 1 forward split of its issued and outstanding share capital.

We are a holding company and carry on no operating business except through our direct wholly owned subsidiary, Celsius, Inc. which was incorporated in Nevada on January 18, 2007, and merged with Elite FX, Inc. on January 26, 2007, which was incorporated in Florida on April 22, 2004. We expect Celsius, Inc. will generate substantially all of our operating revenue and expenses in the future.

The Company has not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

Historical Information

The Company was formed as an exploration stage company, meaning we were formed to engage in the search for mineral deposits (reserves) which are not in either the development or production stage.

We issued 2,000,000 units (8,000,000 post split units) to 35 unrelated shareholders for cash valued at $0.05 per unit pursuant to our SB-2 offering which closed on March 30, 2006. Each unit consisted of four shares and eight-share purchase warrants after taking into account the forward split of the Company completed on December 26, 2006. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on January 20, 2008 and is exercisable at a price of $0.025 per share taking into account the forward split. All warrants issued have since been exercised as of the filing of this Current Report on Form 8-K.

Once we obtained funding under our SB-2 offering we began Phase I exploration on our one property in the Company's portfolio, the One Gun Project, consisting of 9 unit mineral claims having a total surface area of approximately 473 acres. On October 23, 2006 we received the results of the initial campaign and though these were generally poor, the Dollar Ext Zone was been located and good geological information has been gained. The geologist recommended a crew be sent to the site for a further 7-10 days to continue with systematic exploration as previously recommended. The purpose of this additional work is to provide enough information to make a decision whether or not to commence the Phase 2 program.

Given there was a strong possibility that the One Gun Project claims do not contain any reserves we began to look at other potential mineral properties to explore or other possible business opportunities. The Company began seriously looking at other opportunities in the fall which resulted in us arranging capital through a loan to make a bridge loan to Elite FX, Inc., a Florida corporation involved in the beverage industry, in November 2006.

On January 24, 2006, we entered into a merger agreement and plan of reorganization with Celsius, Inc., a Nevada corporation and wholly-owned subsidiary of the Company ("Sub"), Elite FX, Inc., a Florida corporation ("Elite"), and Stephen Haley, the "Indemnifying Officer" and "Securityholder Agent" of

Elite, (the "Merger Agreement"). Under the terms of the Merger Agreement Elite was merged into Sub and became a wholly-owned subsidiary of the Company on January 26, 2007.

Under the terms of the Merger Agreement, the Company issued:

  70,912,246 shares of its common stock to the stockholders of Elite as full consideration for the issued and outstanding shares of Elite;
  warrants to Investa Capital Partners Inc. representing 3,557,812 shares of common stock of the Company;
  options exercisable for 10,647,025 shares of common stock f the Company in substitution for the options currently outstanding in Elite;
  1,391,500 shares of its common stock and a note for US$ 250,000 to purchase certain trademark rights to the name "Celsius"; and
  1,300,000 shares of its common stock as part of a private placement conducted concurrent with the close of the Merger Agreement

Our former majority stockholder, Mr. Kristian Kostovski, cancelled 7,200,000 shares of our common stock held by him shortly after the close of the Merger Agreement.

As a result of the foregoing the former stockholders of Elite now control approximately 74.1% of our current outstanding shares of common stock.

As of closing the Merger Agreement, we have changed our business to the business of Elite FX, Inc. and have ceased to be an exploration stage company. We have abandoned our One Gun Project claims.

Current Business and Plan of Operation

We are in the business of producing, distributing and marketing science and nutritional focused functional beverages.

We operate in United States through our wholly owned subsidiary, Celsius Inc., who acquired the operating business of Elite FX, Inc. through a reverse merger on January 26, 2007. Celsius, Inc. is in the business of developing and marketing science and nutritional focused functional beverages in the functional beverage category of the beverage industry. CelsiusR was Elite's first commercially available product. CelsiusR is the world's first calorie burning soda which has been scientifically validated. CelsiusR is currently available in five flavors, cola, ginger ale, lemon/lime, orange and wild berry.

We are focused on expanding our beverage brand, developing product extensions and reformulations of new products and strengthening the distribution network for our products.

Our principal executive offices are located at 140 NE 4th Avenue, Delray Beach, FL 33483. Our telephone number is (561) 756-4583and our website address is www.celsius.com. The information contained on our web sites do not constitute part of, nor is it incorporated by reference into, this Quarterly Report on Form 10-QSB.

Research and Development

Throughout 2007, the Company will focus its full efforts on CelsiusR, limiting new product development to flavor line extensions of this high-potential brand. Two new flavors, Orange and wild berry, were developed and launched during 2006 with positive results.

Beyond 2007, we will target development and launch one high-potential new product per year. The Company maintains a productive ongoing process for identifying, qualifying and developing innovative new product concepts.

Employees

As of February 12, 2007, we employed a total of ten employees on a full-time basis. Of our ten employees, we employ 2 in administrative capacities and 8 persons in sales and marketing capacities. We have not experienced any work stoppages. We have not entered into any collective bargaining agreements. We consider our relations with employees to be good.  We do not expect a significant change in the number of our employees over the next twelve months.

Capital Expenditures

We do not anticipate any material commitments for capital expenditures over the next twelve months. We are not aware of any trend in our industry or capital resources that may have a negative impact on our income or revenues.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since the filing of our initial registration statement on Form SB-2 in January 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, "Summary of Significant Accounting Policies and Significant Judgments and Estimates" in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with any party.

ITEM 3. CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer and are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2006, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of December 31, 2006, the chief executive officer and chief financial officer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Merger Consideration

As described in Part III Item 5 of this Form 10-QSB, on January 26, 2007,  the Company in exchange for all of the issued and outstanding shares of Elite issued the stockholders of Elite, an aggregate total of 70,912,246 shares of its common stock in connection with the Merger Agreement. The Company also assumed former Elite options which have converted into options exercisable for 10,647,025 shares of common stock of the Company. The issuance of shares to the former stockholders of Elite and the assumed options of the former optionees of Elite was completed on reliance on Rule 506 of Regulation D of the Securities Act of 1933 on the basis that the majority of the parties were all accredited investors, as defined under Rule 501 of Regulation D of the Securities Act of 1933 and fewer than 35 were non-accredited investors. All securities issued were issued as restricted securities and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933. No general solicitation or general advertising was conducted in connection with the sales of the shares.

Trade Mark Consideration

As described in Part III Item 5 of this Form 10-QSB,on January 26, 2007,  the Company issued 1,391,500 shares of its common stock to a principal of SNG and issued a note for US$250,000 to SNG to purchase certain trademark rights to the name "Celsius". The issuance of shares to the principal of SNG was completed on reliance on Rule 506 of Regulation D of the Securities Act of 1933 on the basis that these parties were all accredited investors, as defined under Rule 501 of Regulation D of the Securities Act of 1933. All securities issued were issued as restricted securities and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933. No general solicitation or general advertising was conducted in connection with the sales of the shares.

Private Placement

On January 26, 2007, the Company sold 1,300,000 shares of common stock of the Company for an aggregate purchase price of US$ 650,000 ($0.50 per share). The Purchase Price was paid by the subscribers by US$ 400,000 in cash and the settlement of an aggregate total of US$ 250,000 of indebtedness of the Company by one of these individual subscribers. No underwriting discounts or commission were paid in connection with this offering.

The issuance of shares in the offering was completed pursuant to Rule 903 of Regulation S of the Act to the subscribers on the basis that the sale of the shares was completed in an offshore transaction, as defined in Rule 902(h) of Regulation S. The Company did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. The investors each individually represented to us that they were not a U.S. person, as defined in Regulation S, and were not acquiring the shares for the account or benefit of a U.S. person. The subscription agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933. The investors each agreed by execution of the subscription agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act of 1933 and could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933.

Warrants

On January 26, 2007, the Company issued 3,557,812 warrants to one investor. Each warrant is exercisable for one share of Common Stock of the Company for 365 days after closing of the Merger Agreement at an exercise price of US$ $0.140535 per share.

The issuance of the warrants was completed pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the warrants was completed in an offshore transaction, as defined in Rule 902(h) of Regulation S. The Company did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the warrants. The investor represented to us that it was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The warrant agreement executed between us and the investor included statements that the warrants and underlying securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933. The investor agreed by execution of the warrant agreement for the warrants: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. The warrant certificate issued was endorsed with a restrictive legend confirming that the warrants had been issued pursuant to Regulation S of the Securities Act of 1933 and could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On November 22, 2006, a majority of the stockholders of the Company by way of written resolution pursuant to sections 78.315 and 78.320 of the Nevada Revised Statutes voted in favor of the following actions:

1.	a four (4) for one forward split of the issued and outstanding shares of common stock of the Company;
2.	an amendment of the Articles of Incorporation to:
	a.	change the name of the Company from "Vector Ventures Corp." to "Celsius Holdings, Inc." or other name designated by the Board of Directors in their sole discretion;
b.	amend the authorized share capital of the Company to:
  350,000,000 shares of common stock with a par value of $0.001 per share; and
    50,000,000 shares of preferred stock with a par value of $0.001 per share.

c.	expressly opt-out of, or elect not to be governed by the "Acquisition of Controlling Interest" provisions contained in NRS Sections 78.378 through 78.3793 inclusive all as permitted under NRS Section 78.378.1 and

d	expressly opt-out of, and elect not to be governed by the "Combinations with Interested Stockholders" provisions contained in NRS Section 78.411 through 78.444, inclusive all as permitted under NRS Section 78.434

3.	adopt new bylaws of the Company.

A total of 2,120,000 shares or 55.79% of the issued and outstanding shares of common stock of the Company were represented in the written resolution.  The foregoing actions were declared effective as of December 26, 2007.

ITEM 5 - OTHER INFORMATION

Change in Control of Company

On January 24, 2007, Celsius Holdings, Inc. (the "Company") entered into a merger agreement and plan of reorganization with Celsius, Inc., a Nevada corporation and wholly-owned subsidiary of the Company ("Sub"), Elite FX, Inc., a Florida corporation ("Elite"), and Stephen Haley, the "Indemnifying Officer" and "Securityholder Agent" of Elite, (the "Merger Agreement"). The transaction closed in escrow on January 26, 2007. Under the terms of the Merger Agreement Elite was merged into Sub and became a wholly-owned subsidiary of the Company on January 29, 2007.

Under the terms of the Merger Agreement, the Company issued:

  70,912,246 shares of its common stock to the stockholders of Elite as full consideration for the shares of Elite;

  warrants to Investa Capital Partners Inc. representing 3,557,812 shares of common stock of the Company;

  1,391,500 shares of its common stock to purchase certain trademark rights to the name "Celsius";

  options exercisable for10,647,025 shares of common stock of the Company in substitution for the options currently outstanding in Elite;

  1,300,000 shares of its common stock as part of a private placement conducted concurrent with the close of the Merger Agreement

Our former majority stockholder, Mr. Kristian Kostovski, cancelled 7,200,000 shares of common stock of the Company held by him shortly after the close of the Merger Agreement.

As a result of the foregoing the former stockholders of Elite now control approximately 74.1% of the Company's current outstanding shares of common stock (72.9% on a fully diluted basis).

As a result of the Merger Agreement, Mr. Kostovski resigned as chief executive officer, chief financial officer, president, secretary, and treasurer of the Company and appointed Mr. Stephen Haley as the Company's Chief Executive Officer and Chairman of the Board of Directors. Mr. Jan Norelid, Mr. Richard McGee and Ms. Janice Haley have been appointed as the Company's Chief Financial Officer, Chief Operating Officer, and Vice President of Marketing respectively effective as of the closing of the Merger Agreement (January 26, 2007).

Mr. Kostovski also plans to resign as a director of the Company and appoint Messrs. Stephen Haley, Jan Norelid, James Cast, and Gregory T. Horn as the new directors of the Company. The changes to the board of directors of the Company will not be effective until at least ten days after an Information Statement is mailed or delivered to all of the Company's shareholders in compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 thereunder.

The parties were arms-length at the time of entering into the transaction. There was no relationship between the Company and Elite or any affiliate, director, officer, or associate of the Company or Elite other than the Company having provided Elite with a bridge loan on November 26, 2007 for $250,000 while negotiating the terms of the Merger Agreement.

The Company filed a comprehensive Current Report on Form 8-K on February 2, 2007, with the Securities and Exchange Commission providing detailed information regarding the foregoing transaction.

Exercise of Previously Issued Warrants

All warrants and underlying shares of common stock of the Company registered under the Form SB-2 Registration Statement, as amended, originally filed with the Securities and Exchange Commission on November 21, 2005, were exercised in January 2007. The Company issued a total of 16,000,000 shares of common stock post split to the warrant holders exercising these warrants. The Company received an aggregate total of $400,000 from these warrant holders.

ITEM 6 - EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title

2.1	Agreement and Plan of Reorganization dated January 26, 2007***
3(i)	Articles of Incorporation*
3(ii)	Articles of Amendment**
3(iii)	Bylaws *
3(iv)	Articles of Merger***
4.1	Warrant Agreement***
4.2	Subscription Agreement***
4.3	Registration Rights Agreement***
4.4	Observation Rights and Termination Agreement***
4.5	Stock Option Plan***
10.1	Stock Grant Agreement***
10.2	Promissory Note***
10.3	Employment Agreement with Stephen Haley***
10.4	Employment Agreement with Jan Norelid***
10.5	Employment Agreement with Richard McGee***
10.6	Employment Agreement with Janice Haley***
16.1	Letter from Armando C. Ibarra, C.P.A.**
24.1	Power of Attorney James Cast
24.2	Power of Attorney Stephen C. Haley
24.3	Power of Attorney Janice H. Haley
24.4	Power of Attorney Gregory T. Horn
24.5	Power of Attorney Richard W. McGee
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Included in our original SB-2 Registration statement filed on November 21, 2005.
** Included in Form 8-K filed on August 10, 2006.
*** Included in Form 8-K filed on February 2, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

/s/ Jan Norelid
BY:
Jan Norelid, Chief Financial Officer and Chief Accounting Officer