Form 10QSB
period 2007-03-31
Celsius Holdings, Inc.
filed 2007-05-15
CIK 1341766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-QSB
___________________________

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CELSIUS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	333-129847	20-2745790
(State or other jurisdiction of	(Commission File	(IRS Employer Identification
incorporation)	Number)	No.)

140 NE 4th Avenue, Suite C
Delray Beach, FL 33483
(Address of principal executive offices) (Zip Code)

(561) 276-2239
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2007, we had 101,161,558 shares of common stock outstanding, $0.001 par value.

CELSIUS HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Page Number
Part I.	Financial Information:

Item 1.	Condensed Consolidated Balance Sheet at March 31, 2007 (unaudited)	3

	Condensed Consolidated Statements of Operations for
	three months ended March 31, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for
	three months ended March 31, 2007 and 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-22

Item 3.	Controls and Procedures	23

Part II.	Other Information	24

Celsius Holdings, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
(unaudited)

March 31, 2007
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,241
Accounts receivable, net	103,406
Inventories, net	607,217
Other current assets	24,033

Total current assets	744,897

Property, fixtures and equipment, net	28,508
Other long-term assets	6,260

Total Assets	$779,665

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$377,834
Loans payable	228,509
Short term portion of long term other liabilities	7,123
Due to related parties	1,076,344

Total current liabilities	1,689,810

Long term other liabilities	19,422

Total Liabilities	1,709,232

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 50,000,000 shares
authorized and no shares issued and outstanding	-
Common stock, $.001 par value: 350,000,000
shares, 101,161,558 shares issued and outstanding	101,162
Additional paid-in capital	5,238,767
Accumulated deficit	(6,269,496)
Total Stockholders’ Deficit	(929,567)

Total Liabilities and Stockholders’ Equity (Deficit)	$779,665

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)
	For the Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net sales	$240,610	$170,291
Cost of sales	175,078	135,829

Gross profit	65,532	34,462

Selling and marketing expenses	235,297	82,671
General and administrative expenses	392,259	61,322
Impairment expense	3,281,640	-

Loss from operations	(3,843,664)	(109,531)

Other expense:
Interest expense, related parties	17,802	14,219
Interest expense	13,103	1,256

Total other expense	30,905	15,475

Loss before income taxes	(3,874,569)	(125,006)

Income taxes	-	-

Net loss	$(3,874,569)	$(125,006)

Weighted average shares outstanding -
basic and diluted	91,869,430	70,912,246
Loss per share - basic and diluted	$(0.04)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,874,569)	$(125,006)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,683	-
Recording of impairment charge	3,281,640	-
Issuance of stock options	6,626	-
Issuance of shares as compensation	25,000	-
Interest and royalty, related parties	75,518	26,608
Change in operating assets and liabilities:
Accounts receivable, other	24,913	(37,715)
Inventories	(42,118)	110,530
Prepaid expenses and other current assets	24,601	(23,851)
Accounts payable and accrued expenses	(303,344)	(56,870)
Net cash used in operating activities	(780,050)	(106,304)

Cash flows from financing activities:
Proceeds from sale of common stock, Investa Capital	500,000	-
Proceeds from sale of common stock, private placement	400,000	-
Proceeds from reverse merger	353,117	-
Repayment of note to shareholders	(621,715)	-
Proceeds from loans payable, net	139,283	83,169
Proceeds from debt to related parties	(8,973)	60,355

Net cash provided by financing activities	761,712	143,524

(Decrease) increase in cash	(18,338)	37,220

Cash, beginning of year	28,579	37,040
Cash, end of period	$10,241	$74,260

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$36,745	$1,256
Cash paid during the year for taxes	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of shares for intangible assets	$3,030,186	$-
Issuance of note payable for intangible assets	$250,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Celsius Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 26, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties. On December 26, 2006 the Company amended its Articles of Incorporation to change its name from Vector Ventures Corp. as well as increase the authorized shares to 350,000,000 $0.001 par value common shares and 50,000,000 $0.001 par value preferred shares.

Prior to January 26, 2007, the Company was in the exploration stage with its activities limited to capital formation, organization, development of its business plan and acquisition of mining claims. On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Celsius, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Sub”), Elite FX, Inc., a Florida corporation (“Elite”), and Steve Haley, the “Indemnifying Officer” and “Securityholder Agent” of Elite, (the “Merger Agreement”). Under the terms of the Merger Agreement Elite was merged into Sub and became a wholly-owned subsidiary of the Company on January 26, 2007 (the “Merger”).
Under the terms of the Merger Agreement, the Company issued:

•	70,912,246 shares of its common stock to the stockholders of Elite as full consideration for the shares of Elite;

•	warrants to Investa Capital Partners Inc. to purchase 3,557,812 shares of common stock of the Company for $500,000, the warrants were exercised in February 2007;

•	1,391,500 shares of its common stock as partial consideration to purchase certain trademark rights to the name “Celsius”;

•	options to purchase 10,647,025 shares of common stock of the Company in substitution for the options currently outstanding in Elite;

•	16,000,000 shares of its common stock pursuant to warrant exercises by Company warrant holders, and

•
1,300,000 shares of its common stock concurrent with the Merger in a private placement to non-US resident investors for aggregate consideration of US$650,000 which included the conversion of a $250,000 loan to the Company.

Celsius Holdings, Inc (f/k/a Vector Ventures Corp.) majority stockholder, Mr. Kristian Kostovski, cancelled 7,200,000 shares of common stock of the Company held by him shortly after the close of the Merger Agreement.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, (the “SEC”).

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management, the interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented.

Going concern— The accompanying condensed consolidated financial statements are presented on a going concern basis. The Company has suffered losses from operations, has a stockholders' deficit, and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management is currently seeking new capital or debt financing to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds. If not successful to raise financing, the Company will have to substantially diminish or cease its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Estimates— The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Concentrations of Risk— Substantially all of the Company’s revenue derive from the sale of the Celsius beverage.

The Company uses single supplier relationships for its raw materials purchases and bottling capacity, which potentially subjects the Company to a concentration of business risk. If these suppliers had operational problems or ceased making product available to the Company, operations could be adversely affected.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high- quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit.

Accounts Receivable— Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2007, the allowance for doubtful accounts was approximately $7,000.

Inventories— Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the average method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable.

Property, Fixtures, and Equipment— Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization.

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years. The depreciation expense recognized in the first quarter of 2007 was $1,683.

Impairment of Long-Lived Assets— Asset impairments are recorded when the carrying values of assets are not recoverable.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or at least annually. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of assets exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.

The Company recognized an impairment charge during the first quarter of 2007 of approximately $3.3 million because there is no certainty that the Company will ever become profitable and therefore the discounted future cash flow will not be able to recover the value of its intangible assets consisting of trade marks and domain name.

Revenue Recognition— Revenue is recognized when the products are delivered, invoiced at a fixed price and the collectibility is reasonably assured. Any discounts, co-op advertising, sales incentives or similar arrangement with the customer is estimated at time of sale and deducted from revenue.

Income Taxes— Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates. A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will be not realized.

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). As of March 31, 2007 there were options to purchase 10.6 million shares outstanding, which exercise price averaged $0.02.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting.

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

FIN 48 is effective for fiscal years beginning after December 15, 2006, and must therefore be adopted by the Company no later than its fiscal year ending June 30, 2008. Management is currently evaluating the impact of adopting FIN 48. The cumulative effect of the interpretation’s adoption will be an adjustment to beginning retained earnings in the year of adoption.

In September 2006, the FASB issued Statement of Financial Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company's consolidated financial position or results of operations.

In September 2006 the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other FASB Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS No. 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The Company has no defined benefit plans.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for the Company in 2008 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, the Company does not believe that adoption of SAB 108 will have any impact on the Company.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is assessing the impact the adoption of SFAS 159 will have on the Company’s consolidated financial position and results of operations for fiscal 2008.

3.	GOING CONCERN

The accompanying condensed consolidated financial statements are presented on a going concern basis.

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is diligently trying to raise financing; however, there can be no assurance that the Company will be successful in its endeavors.

4.	INVENTORIES

Inventories at March 31, 2007 consist of the following:

Finished goods	$336,864
Raw materials	270,353
Total	$607,217

5.	OTHER CURRENT ASSETS

Other current assets at March 31, 2007 consist of capitalized merger expenses, deposits on purchase orders for raw materials and prepaid insurances.

6.	PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures and equipment at March 31, 2007 consist of the following:

Furniture, fixtures and equipment	$32,261
Less accumulated depreciation	(3,753)
Total	$28,508

Depreciation expense amounted to $1,683 and $0 during the first quarter of 2007 and 2006, respectively.

7.	OTHER LONG-TERM ASSETS

Other long-term assets at March 31, 2007 consist of a deposit on office lease.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2007 consist of the following:

Accounts payable	$304,299
Accrued expenses	73,535
Total	$377,834

9.	DUE TO RELATED PARTIES

Due to related parties consist of the following as of March 31, 2007:

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

a.	The Company received advances from one of its shareholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the shareholder.	$614,931
b.	The Company’s CEO incurred expenses on the Company’s behalf in 2006, for which he was not reimbursed immediately. The President also lent the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, and has no repayment date. The current liability to the CEO for these expenses at March 31, 2007 was $7,476, and for the loan $53,937. The Company started accruing salary for the CEO in March of 2006 at a rate of $12,000 per month; at March 31, 2007 the total liability for accrued salary to the CEO was $150,000.	211,413
c.	The Company purchased the rights to the trademark “Celsius” from one of its directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock. The note has monthly amortization of $15,000 from March 31, 2007 and a final payment of the remaining outstanding balance on November 30, 2007.	250,000
		$1,076,344

10.	LOANS PAYABLE

The Company renegotiated its master purchase and sale agreement for the Company’s accounts receivable, a factoring agreement, during the first quarter of 2007. The maximum finance amount under the agreement is $500,000. Each purchase of accounts receivable has a fixed fee of one and a half percent of the invoice amount, a minimum fee per month and an interest charge of prime rate plus three percent on the outstanding balance under the credit agreement. The outstanding balance on the agreement as of March 31, 2007 was $50,829. The credit agreement is secured by all of the Company’s assets.

The Company entered into a financing agreement for its inventory on February 28, 2007. The line of credit is for $500,000 and carries an interest of 1.5 percent of the outstanding balance and a monitoring fee of 0.5 percent of the previous month’s average outstanding balance. The Company can borrow up to 50 percent of the cost of eligible finished goods inventory. The outstanding balance on the agreement as of March 31, 2007 was $177,680. The credit agreement is secured by all of the Company’s assets.

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

On September 9, 2006 the Company received a $250,000 bridge loan from Barca Business Services. The loan incurred ten percent per annum and was repaid in its entirety on January 26, 2007 as part of the $650,000 in consideration for the private placement of 1,300,000 shares of the Company’s common stock.

11.	OTHER LIABILITY

In addition, during 2006, the Company entered into two leasing agreements for a copier and a delivery van. The outstanding balance on the leases as of March 31, 2007 was $26,545.

12.	NOTES TO STOCKHOLDERS

On April 10, 2006 the Company entered into a secured credit agreement with two stockholders for a total amount of $600,000. From April 10 through September 18, 2006, the Company received loans under the credit agreement totaling $600,000. The interest on the loan was seven percent per annum and the repayment of loan and interest was due on April 9, 2009. The loan was repaid in its entirety on January 26, 2007.

13.	STOCK-BASED COMPENSATION

The Company adopted an Incentive Stock Plan on January 19, 2007. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company's common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued.. While the plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Until 2017, options to acquire up to16.0 million shares of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

The Company issued approximately 10.6 million options to purchase shares at an average price of $0.02 with a fair value of $125,000. For the three ended March 31, 2007, the Company recognized approximately $7,000, of non-cash compensation expense (included in Selling, General and Administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations) attributable to stock options vested subsequent to December 31, 2005. As of March 31, 2007, the Company had approximately $118,000 of unrecognized pre-tax non-cash compensation expense which will be recognized within the next 5 years. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The following is a summary of the assumptions used:

Risk-free interest rate	4.5% - 4.8%
Expected dividend yield	—
Expected term	3 - 5 years
Expected volatility	132% - 184%

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

14.	RELATED PARTY TRANSACTIONS

During 2006, the Company delivered and invoiced Specialty Beverage Distributors, Inc (“SBD”) $69,832 for products, no revenue was recorded as the collectibility was not reasonably assured. SBD is owned by a stockholder and the CEO of the Company.

The Company received advances from one of its stockholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The total amount outstanding, including accrued interest, as of March 31, 2007 was $614,931. The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the stockholder.

The CEO incurred expenses on the Company’s behalf in 2006, for which he was not reimbursed immediately. The current liability to the CEO for these expenses as of March 31, 2007 was $7,476.

The CEO also lent the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, has no repayment date and the outstanding amount as of March 31, 2007 was $53,937.

The Company purchased the rights to the trademark “Celsius” from one of its directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock. The note has monthly amortization of $15,000 from March 31, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. In addition, the Company had previously accrued two percent in deferred royalty on sales from January 1, 2006. The amount accrued, $24,546, was also considered part of the purchase price of the trademark. The total consideration, based on the price of the common stock at the time of the transaction was $3.3 million.

    The CEO has guaranteed certain of the Company’s liabilities.

15.	REVERSE MERGER TRANSACTION

On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Celsius, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Sub”), Elite FX, Inc., a Florida corporation (“Elite”), and Steve Haley, the “Indemnifying Officer” and “Securityholder Agent” of Elite, (the “Merger Agreement”). Under the terms of the Merger Agreement Elite was merged into Sub and became a wholly-owned subsidiary of the Company on January 26, 2007 (the “Merger”).
Under the terms of the Merger Agreement, the Company issued:

•	70,912,246 shares of its common stock to the stockholders of Elite as full consideration for the shares of Elite;

•	warrants to Investa Capital Partners Inc. representing 3,557,812 shares of common stock of the Company;

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

•	1,391,500 shares of its common stock to purchase certain trademark rights to the name “Celsius”;

•	options to purchase 10,647,025 shares of common stock f the Company in substitution for the options currently outstanding in Elite;

•	16,000,000 shares of its common stock pursuant to warrant exercises by Company warrant holders, and

•
1,300,000 shares of its common stock concurrent with the Merger in a private placement to non-US resident investors for aggregate consideration of US$650,000 which included the conversion of a $250,000 loan to the Company.

Celsius Holdings, Inc (f/k/a Vector Ventures Corp.) majority stockholder, Mr. Kristian Kostovski, cancelled 7,200,000 shares of common stock of the Company held by him shortly after the close of the Merger Agreement.

As a result of the Merger Agreement, Mr. Kostovski resigned as chief executive officer, chief financial officer, president, secretary, and treasurer of the Company and appointed Mr. Steve Haley as Chief Executive Officer and Chairman of the Board of Directors and Mr. Jan Norelid, Mr. Richard McGee and Ms. Janice Haley was appointed Chief Financial Officer, Chief Operating Officer, and Vice President of Marketing of the Company respectively effective as of the closing of the Merger, January 26, 2007.

Mr. Kostovski also resigned as a director of the Company and appointed Messrs. Stephen Haley, Jan Norelid, James Cast, and Gregory Horn as the new directors of the Company.

On February 9, 2007 Investa Capital Corp. exercised its warrants to purchase 3,557,812 shares of common stock for an aggregate consideration of $500,000 in cash.

Further information about the merger agreement can be read in the Company’s Form 8-K filed on February 2, 2007.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are in the business of producing, distributing and marketing science and nutritional focused functional beverages in the functional beverage category of the beverage industry. Celsius was our first commercially available product. Celsius is the world’s first calorie burning soda, which has been scientifically validated. Celsius is currently available in five flavors, cola, ginger ale, lemon/lime, orange and wild berry.

We are focused on expanding our beverage brand, developing product extensions and reformulations of new products and strengthening the distribution network for our products. We started our business toward the end of 2004. We had our first revenue in 2005 and have increased the number of distributor and stores that carry our products rapidly over the last two years.

Our principal executive offices are located at 140 NE 4th Avenue, Delray Beach, FL 33483. Our telephone number is (561) 276-2239 and our website address is www.celsius.com. The information contained on our web sites do not constitute part of, nor is it incorporated by reference into, this Report on Form 10-QSB.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in our Form 8-K filed on February 2, 2007. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand dollars and all percentages are stated to the nearest one tenth of one percent.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

The forward-looking statements are and will be based upon our management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including our revenues from our electronic security services and construction and materials operations, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as our competitive position, inventory levels, backlog, the demand for our products and services, customer base and the liquidity and needs of customers, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by our Company for a number of reasons and the following:

We are a relatively young company with a minimal operating history.

It is difficult to evaluate our business future and prospects as we are a young company with a limited operating history. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

If we do not achieve profitability, our business may not grow or continue to operate.

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters. In order to become profitable, we must increase our revenue and/or decrease expenses. We may not be able to increase or even maintain our revenue, and we may not achieve sufficient revenue or profitability in any future period. We recorded a net loss on a pro forma basis of $865,000 and $1.5 million for the years ended December 31, 2005, and 2006, respectively, and a loss of $3.9 million for the three months ended March 31, 2007. We had an accumulated deficit of $6.3 million as of March 31, 2007. We could incur net losses for the foreseeable future as we expand our business. We will need to generate additional revenue from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenue, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We may not be able to obtain additional funds that we may require.

We currently do not have adequate cash from operations or financing activities to meet our long-term needs. Our operations have been financed to date through debt and sales of our equity. If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenue and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, manufacturing, or sales and marketing programs.

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property or resulting products.

We are dependent on third parties to bottle and distribute our Products. The termination of our relationship with any of these parties for any reason may adversely affect our results of operations and business prospects as a whole.

We have entered into bottling and distributorship arrangements in various key markets and the termination of our relationship with any of these parties for any reason may adversely affect our results of operations in those markets and our results of operations and business prospects as a whole.

We rely predominately on the performance of wholesale distributors for the success of our business.

We sell our products principally to wholesalers for resale to retail outlets including grocery stores, convenience stores, nutritional and drug stores. The replacement or poor performance of the Company's major wholesalers and or the Company's inability to collect accounts receivable from the Company's major wholesalers could materially and adversely affect the Company's results of operations and financial condition. Distribution channels for beverage products have been characterized in recent years by rapid change, including consolidations of certain wholesalers. In addition, wholesalers and retailers of the Company's products offer products which compete directly with the Company's products for retail shelf space and consumer purchases. Accordingly, there is a risk that these wholesalers or retailers may give higher priority to products of the Company's competitors. In the future, the Company's wholesalers and retailers may not continue to purchase the Company's products or provide the Company's products with adequate levels of promotional support.

If we cannot effectively manage our growth, we may incur substantial losses.

Any dramatic growth in our business could place a substantial burden on our production capacity and administrative resources. Businesses, which grow rapidly, often have difficulty managing their growth. We have limited management depth, and we will have to employ experienced executives and key employees capable of providing the necessary support. We may be unable to do so and our management may not be able to manage our growth effectively or successfully. Rapid growth can often put a strain on management, financial, and operational resources of a company. In addition, we would likely need to enhance our operational systems and personnel procedures. Our failure to meet these challenges could cause our efforts to expand operations to prove unsuccessful and cause us to incur substantial operating losses.

We may incur material losses as a result of product recall and product liability.

We may be liable if the consumption of any of our products causes injury, illness or death. We also may be required to recall some of our products if they become contaminated or are damaged or mislabeled. A significant product liability judgment against us, or a widespread product recall, could have a material adverse effect on our business, financial condition and results of operations. The government may adopt regulations that could increase our costs or our liabilities.

Although we maintain insurance coverage against the risk of product liability and product recall, the amount of the insurance we carry is limited, and that insurance is subject to certain exclusions and may or may not be adequate.

We may not be able to develop successful new products which are important to our growth.

Part of our strategy is to increase our sales through the development of new products. We cannot assure you that we will be able to develop, market, and distribute future products that will enjoy market acceptance. The failure to develop new products that gain market acceptance could have an adverse impact on our growth and materially adversely affect our financial condition.

Our business may suffer from lack of diversification.

Our business is centered on functional beverages. The risks associated with focusing on a limited product line are substantial. If consumers do not accept our products or if there is a general decline in market demand for, or any significant decrease in, the consumption of nutritional beverages, we are not financially or operationally capable of introducing alternative products within a short time frame. As a result, such lack of acceptance or market demand decline could cause us to cease operations.

We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position.

Our success depends, in large part, on our ability to protect our current and future brands and products and to defend our intellectual property rights. We cannot be sure that trademarks will be issued with respect to any future trademark applications or that our competitors will not challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by, us. We believe that our competitors, many of whom are more established, and have greater financial and personnel resources than we do, may be able to replicate our processes, brands, flavors, or unique market segment products in a manner that could circumvent our protective safeguards. Therefore, we cannot give you any assurance that our confidential business information will remain proprietary.

Our directors and executive officers beneficially own a substantial amount of our common stock.

Accordingly, these persons, as a group, will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to us or our other stockholders in general, these persons may have interests different than yours.

We are dependent on our key executives.

Our future success will depend substantially upon the abilities of, and personal relationships developed by, Stephen Haley, our Chief Executive Officer, Chairman of the Board of Directors and majority stockholder, Gregory T. Horn a director and a stockholder, Richard McGee our Chief Operating Officer and Jan Norelid our Chief Financial Officer.

The loss of Messrs. Haley, Horn, McGee and Norelid’s services could materially adversely affect our business and our prospects for the future. We do not have key person insurance on the lives of such individuals.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Our common stock is deemed a low-priced "Penny" stock, therefore an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in our common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

The foregoing list is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, the reader is cautioned not to place undue reliance on our forward-looking statements.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is an analysis of the condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistently applied.

The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for credit losses, inventories, intangible assets, income taxes, co-op arrangements, impairment charges, employee benefit or incentive plans, environmental matters, and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue for the materials division is recognized when the products are delivered to a third party forwarder, invoiced at a fixed price and collectibility is reasonably assured.

We maintain allowances for doubtful accounts for estimated losses resulting from management’s review and assessment of our customers’ ability to make required payments. We consider the age of specific accounts and a customer’s payment history. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

We write down inventory for estimated obsolescence or lack of marketability arising from age of the inventory based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required. If the actual market demand surpasses the projected levels, inventory write downs are not reversed.

Our intangible assets, such as trademarks and domain name, have an indefinite useful life and are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB 142. This testing is based on subjective analysis and may change from time to time. We tested our intangible assets for impairment on March 31, 2007 and will test for impairment annually each March 31. The review of impairment and estimation of useful life is subjective and may change from time to time.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future possible taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination is made.

We are not presently considering changes to any of our critical accounting policies and we do not presently believe that any of our critical accounting policies are reasonably likely to change in the near future. There have not been any material changes to the methodology used in calculating our estimates during the last three years. Our Chief Executive Officer and Chief Financial Officer have reviewed all of the foregoing critical accounting policies and estimates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Revenue

Sales for the three months year ended March 31, 2007 and 2006 were $241,000 and $170,000, respectively. The increase was mainly due to revenue from new distributors.

Gross profit

Cost of sales was 72.8 percent in the first quarter 2007 as compared to 79.8 percent for the same period in 2006. The reduction in cost of sales was mainly due to improved shipping efficiency and that in 2007, we had no shipments to a related party for which no revenue was recorded. In 2006, we shipped $10,000 worth of product to a related party for which no revenue was recorded.

Operating Expenses

Sales and marketing expense has increased substantially from one year to the next. We started to promote the product using some of the funds that were generated in the reverse merger. The increase in general and administrative expense is mainly due to increased cost for personnel, $200,000, and insurance, $84,000.

We recognized a non-cash impairment charge in the first quarter of 2007 of $3.3 million. Coinciding with the reverse merger, the Company issued 1.4 million shares and an interest-free note for $250,000 to Mr. Gregory Horn, a director, as compensation for the Celsius trademarks. The valuation of the shares was based on the market price right after the reverse merger. Management of the Company performed an analysis of the Company’s intangible assets and they were determined to be impaired due to uncertainty of future profitability. Based on this analysis we recorded an impairment charge of the whole amount recorded for the trademarks and a domain name that the company bought in the quarter. There is no current basis to project that the company can become cash flow positive in the future, and therefore the trademarks and other intangible assets have zero discounted present value.

Other expense

Other expense consists of interest on outstanding loans. The interest expense increased during the quarter due to increased liabilities.

Liquidity and Capital Resources

We incurred significant operating losses in recent years which resulted in severe cash flow problems that negatively impacted our ability to conduct our business as we had planned. Our current liabilities exceed our current assets, and as such, there is no assurance that we will be able to continue to conduct business without further financing.

We fund part of our working capital from two lines of credit. One line of credit with a factoring company was renegotiated on January 31, 2007 and is for $500,000. The line of credit lets us borrow 80 percent of eligible receivables. The factoring flat fee is 1.5 percent of the invoice amount; in addition we incur an interest charge of prime rate plus three percent on the average outstanding balance. The outstanding balance as of March 31, 2007 was $50,829.

We entered into a second line of credit on February 28, 2007 for inventory financing. The line of credit is also for $500,000 and lets us borrow up to 50 percent of our cost of eligible finished goods. The line of credit carries an interest of 1.5 percent of the outstanding balance and a monitoring fee of 0.5 percent of the previous month’s average outstanding balance. The outstanding balance on the agreement as of March 31, 2007 was $177,680.

After the quarter end, the Company received $250,000 in bridge financing from Brennecke Partners LLC. The loan is due on demand and carries interest of nine percent per year.

We borrowed in 2004 and 2005 a total of $500,000 from one of our stockholders, the loan is not documented and carries interest of a rate variable with the prime rate. There is no repayment date or any plan to repay the loan.

We borrowed $50,000 from the CEO of the Company in February 2006. The loan is not documented and carries interest of seven percent. There is no repayment date or any plan to repay the loan.

We purchased the rights to the trademark “Celsius” from one of our directors. As partial payment we issued a note payable for $250,000. The note has monthly amortization of $15,000 from March 31, 2007 and a final payment of the remaining outstanding balance on November 30, 2007.

We are currently trying to raise additional financing through forms of debt, equity and warrants. There is no assurance that we will be able to continue to conduct business without further financing.

RELATED PARTY TRANSACTIONS

During 2006, the Company delivered and invoiced Specialty Beverage Distributors, Inc (“SBD”) $69,832 for products, no revenue was recorded as the collectibility was not reasonably assured. SBD is owned by a stockholder, and the CEO of the Company.

We received advances from one of our stockholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The total amount outstanding, including accrued interest, as of March 31, 2007 was $614,931. The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the shareholder.

The CEO, incurred expenses on the Company’s behalf in 2006, for which he was not reimbursed immediately. The current liability to the CEO for these expenses as of March 31, 2007 was $7,476.

The CEO also lent the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, has no repayment date and the outstanding amount as of March 31, 2007 was $53,937.

We purchased the rights to the trademark “Celsius” from one of our directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of our common stock. The note has monthly amortization of $15,000 from March 31, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. In addition, we had previously accrued two percent in deferred royalty on our sales from January 1, 2006. The amount accrued, $24,546, was also considered part of the purchase price of the trademark. The total consideration, based on the price of the common stock at the time of the transaction was $3.3 million.

The CEO has guaranteed certain of the Company’s liabilities.

Item 3 Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in internal controls

We have made no changes to our internal controls or procedures during the first quarter of 2007. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 26, 2007 in connection with the Merger transaction the Company sold 1,300,000 unregistered common stock for a price of $0.50 each, or $650,000, which included the conversion of a $250,000 loan to the Company.

On January 26, 2009 the Company issued 1,391,500 unregistered common stock as part compensation to Gregory Horn for the rights to the trademark Celsius®.

On February 9, 2007 the Company issued 3,557,812 unregistered common stock for a total of $500,000 to Investa Capital Partners, LLC.

No commission or discounts were given in the transactions above and no underwriter was engaged.

 Item 3.Defaults upon Senior Securities.

 Not applicable.

 Item 4.Submission of Matters to a Vote of Security Holders.

The Company held a Special Shareholders Meeting on January 18, 2007. The issues submitted to a vote of the security holders and the results of the voting are as follows:

•	Approval and ratification of the merger agreement between Elite FX, Inc and Celsius, Inc;
•	Approval and ratification of the Company’s 2006 Incentive Stock Plan;
•	Election Stephen C. Haley, Jan Norelid, Gregory Horn and James Cast to our board of directors to serve until the next annual meeting or until their successor has been duly elected and qualified;

58,877,030 voted in favor of all actions, no votes against.

The Company held a Special Shareholders Meeting on January 23, 2007. The issues submitted to a vote of the security holders and the results of the voting are as follows:

•	Approval and ratification of the amended merger agreement between Elite FX, Inc and Celsius, Inc;

69,575,000 shares represented voted in favor of the action and no votes against.

Item 5. Other Information.

 Not applicable.

 Item 6.Exhibits

        10.1  Stock Grant Agreement Addendum 1
31.1 Section 302 Certification of Chief Executive Officer
31.2 Section 302 Certification of Chief Financial Officer
32.1 Section 906 Certification of Chief Executive Officer
32.2 Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

May 15, 2007	BY:	/s/: Jan Norelid
Jan Norelid, Chief Financial Officer and Chief Accounting Officer