Form 10QSB
period 2007-06-30
Celsius Holdings, Inc.
filed 2007-07-16
CIK 1341766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-QSB
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CELSIUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	333-129847	20-2745790
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

140 NE 4th Avenue, Suite C
Delray Beach, FL 33483
(Address of principal executive offices) (Zip Code)

(561) 276-2239
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 10, 2007, we had 103,323,752 shares of common stock outstanding, $0.001 par value.

CELSIUS HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Page Number

Part I.		Financial Information:

	Item 1.	Condensed Consolidated Balance Sheet at June 30, 2007 (unaudited)	3

		Condensed Consolidated Statements of Operations for three and six months ended June 30, 2007 and 2006 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for three and six months ended June 30, 2007 and 2006 (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6-12

	Item 2.	Management's Discussion and Analysis or Plan of Operation	16 - 24

	Item 3.	Controls and Procedures	25

Part II.		Other Information	26

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(unaudited)

June 30, 2007
ASSETS
Current assets:
Cash	$261,056
Accounts receivable, net	234,206
Inventories, net	548,855
Other current assets	22,234

Total current assets	1,066,351

Property, fixtures and equipment, net	28,968
Other long-term assets	50,901

Total Assets	$1,146,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$265,512
Deposits from customers	163,480
Loans payable	644,082
Short term portion of long term other liabilities	7,123
Due to related parties	1,093,556

Total current liabilities	2,173,753

Long term other liabilities	17,822

Total Liabilities	2,191,575

Stockholders’ Deficit:
Preferred stock, $.001 par value; 50,000,000 shares
authorized and no shares issued and outstanding	-
Common stock, $.001 par value: 350,000,000
shares, 103,323,752 shares issued and outstanding	103,324
Additional paid-in capital	5,847,101
Accumulated deficit	(6,995,780)
Total Stockholders’ Deficit	(1,045,355)

Total Liabilities and Stockholders’ Deficit	$1,146,220

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2007	2006	2007	2006

Net sales	$376,448	$445,356	$617,058	$615,647
Cost of sales	301,661	320,283	476,739	456,112

Gross profit	74,787	125,073	140,319	159,535

Selling and marketing expenses	225,083	279,322	460,380	361,993
General and administrative expenses	526,367	164,463	918,626	225,786
Impairment expense	-	-	3,281,640	-

Loss from operations	(676,663)	(318,712)	(4,520,327)	(428,244)

Other expense:
Interest expense, related party	18,688	16,650	36,490	30,869
Interest expense, net	30,933	6,880	44,036	8,135

Total other expense	49,621	23,530	80,526	39,004

Net loss	$(726,284)	$(342,242)	$(4,600,853)	$(467,248)

Basic and diluted:
Weighted average shares outstanding	101,377,081	70,912,246	96,509,146	70,912,246
Loss per share	$(0.01)	$(0.00)	$(0.05)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,600,853)	$(467,248)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,560	600
Adjustment to reserve for bad debt	9,778	-
Impairment of intangible assets	3,281,640	-
Issuance of stock options	26,982	-
Interest, other expense and royalty, related parties	87,490	96,164
Issuance of shares as compensation	95,500	-
Change in operating assets and liabilities:
Accounts receivable, other	(115,665)	(128,067)
Inventories	16,244	(46,166)
Prepaid expenses and other current assets	26,400	(18,601)
Other assets	12,358	-
Accounts payable and accrued expenses	(247,141)	113,181

Net cash used in operating activities	(1,403,707)	(450,137)

Cash flows from investing activity:
Purchases of property and equipment	(2,337)	-
Net cash used in investing activities	(2,337)	-

Cash flows from financing activities:
Proceeds from sale of common stock	1,387,187	-
Proceeds from reverse merger	353,117	-
(Repayment of) proceeds from note to shareholders	(621,715)	320,000
Proceeds from debt to other, net	551,381	133,248
(Repayment of) proceeds from debt to related parties	(31,449)	60,551
Net cash provided by financing activities	1,638,521	513,799

Increase in cash	232,477	63,662
Cash, beginning of year	28,579	37,040
Cash, end of period	$261,056	$100,702
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$36,887	$4,787
Cash paid during the year for taxes	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of shares for intangible assets	$3,030,186	$-
Issuance of note payable for intangible assets	$250,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Celsius Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 26, 2005.  The Company was formed to engage in the acquisition, exploration and development of natural resource properties. On December 26, 2006 the Company amended its Articles of Incorporation to change its name from Vector Ventures Corp. as well as increase the authorized shares to 350,000,000, $0.001 par value common shares and 50,000,000, $0.001 par value preferred shares.

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

        Under the terms of the Merger Agreement, the Company issued:

•	70,912,246 shares of its common stock to the stockholders of Elite as full consideration for the shares of Elite;

•	Warrants to Investa Capital Partners Inc. to purchase 3,557,812 shares of common stock of the Company for $500,000. The warrants were exercised in February 2007;

•	1,391,500 shares of its common stock as partial consideration to purchase certain trademark rights to the name “Celsius”;

•	options to purchase 10,647,025 shares of common stock of the Company in substitution for the options currently outstanding in Elite;

•	16,000,000 shares of its common stock pursuant to warrant exercises by Company warrant holders, and

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

For financial accounting purposes, the Transaction was treated as a recapitalization of Celsius Holdings, Inc (f/k/a Vector Ventures Corp.) with the former stockholders of the Celsius Holdings, Inc (f/k/a Vector Ventures Corp.) retaining approximately 24.6% of the outstanding stock. This Transaction has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the Transaction has been treated as a recapitalization of Elite FX, Inc., with Elite FX, Inc. as the acquirer.

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (continued)

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

Going concern— The accompanying condensed consolidated financial statements are presented on a going concern basis. The Company has suffered losses from operations, has a stockholders' deficit, and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management entered into a financing agreement on June 22, 2007 with Fusion Capital Fund II, LLC (“Fusion”), to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise sufficient financing through this agreement. If not successful in this financing, the Company will have to substantially diminish or cease its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentrations of Risk— Substantially all of the Company’s revenue is derived from the sale of the Celsius beverage.

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

Accounts Receivable— Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2007, the allowance for doubtful accounts was approximately $10,000.

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (continued)

Inventories— Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the average method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable.

Property, Fixtures, and Equipment— Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years. The depreciation expense recognized in the first six months of 2007 was $3,560.

Impairment of Long-Lived Assets— Asset impairments are recorded when the carrying values of assets are not recoverable.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or at least annually. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of assets exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.

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

Advertising Costs— Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events and printed advertising. The Company incurred expenses of $166,000 and $142,000, during the first six months of 2007 and 2006, respectively.

Research and Development— Research and development costs are charged to operations as incurred and consists primarily of consulting fees, raw material usage and test productions of soda. The Company incurred expenses of $1,000 and $6,000, during the first six months of 2007 and 2006, respectively.

Fair Value of Financial Instruments— The carrying value of cash, accounts receivable, and accounts payable approximates fair value. The carrying value of debt approximates the estimated fair value due to floating interest rates on the debt.

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

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (continued)

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). As of June 30, 2007 there were options to purchase 10.8 million shares outstanding, which exercise price averaged $0.05.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 is effective for fiscal years beginning after December 15, 2006, and must therefore be adopted by the Company no later than its fiscal year ending June 30, 2008. Management is currently evaluating the impact of adopting FIN 48. The cumulative effect of the interpretation’s adoption will be an adjustment to beginning retained earnings in the year of adoption.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for the Company in 2008 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, the Company does not believe that adoption of SAB 108 will have any impact on the Company.

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (continued)

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

3.	INVENTORIES

    Inventories at June 30, 2007 consist of the following:

Finished goods	$413,932
Raw materials	134,923
Total	$548,855

4.	OTHER CURRENT ASSETS

Other current assets at June 30, 2007 consist of capitalized financing expenses and deposits on purchase orders for raw materials.

5.	PROPERTY, FIXTURES, AND EQUIPMENT

    Property, fixtures and equipment at June 30, 2007 consist of the following:

Furniture, fixtures and equipment	$34,599
Less accumulated depreciation	(5,631)
Total	$28,968

    Depreciation expense amounted to $3,560 and $600 during the first six months of 2007 and 2006, respectively.

6.	OTHER LONG-TERM ASSETS

    Other long-term assets at June 30, 2007 consist of a deposit on office lease and prepaid offering expenses.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2007 consist of the following:

Accounts payable	$178,367
Accrued expenses	87,145
Total	$265,512

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (continued)

8.	DUE TO RELATED PARTIES

Due to related parties consist of the following as of June 30, 2007:

a.	The Company received advances from one of its shareholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the shareholder.	$632,734

b.	The CEO of the Company lent the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, and has no repayment date. The outstanding liability at June 30, 2007 was $54,822. The Company started accruing salary for the CEO in March of 2006 at a rate of $12,000 per month; at June 30, 2007 the total liability for accrued salary to the CEO was $171,000. The Company has since June 1, 2007 stopped accruing the salary and is paying the full current salary to the CEO.	225,822

c.	The Company purchased the rights to the trademark “Celsius” from one of its directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock. The note has monthly amortization of $15,000 from March 31, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. The Company has only paid the first installment on the loan as of June 30, 2007.	235,000

		$1,093,556

9.	LOANS PAYABLE

The Company renegotiated its master purchase and sale agreement for the Company’s accounts receivable, a factoring agreement, during the first quarter of 2007. The maximum finance amount under the agreement is $500,000. Each purchase of accounts receivable has a fixed fee of one and a half percent of the invoice amount, a minimum fee per month and an interest charge of prime rate plus three percent on the outstanding balance under the credit agreement. The outstanding balance on the agreement as of June 30, 2007 was $149,574. The credit agreement is secured by all of the Company’s assets.

The Company entered into a financing agreement for its inventory on February 28, 2007. The line of credit is for $500,000 and carries an interest of 1.5 percent of the outstanding balance and a monitoring fee of 0.5 percent of the previous month’s average outstanding balance. The Company can borrow up to 50 percent of the cost of eligible finished goods inventory. The outstanding balance on the agreement as of June 30, 2007 was $239,228. The credit agreement is secured by all of the Company’s assets.

On September 9, 2006 the Company received a $250,000 bridge loan from Barca Business Services. The loan incurred ten percent per annum and was repaid in its entirety on January 26, 2007 as part of the $650,000 in consideration for the private placement of 1,300,000 shares of the Company’s common stock.

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (continued)

On April 2, 2006 the Company received a $250,000 loan from Brennecke Partners LLC. The loan incurs nine percent per annum, and the note is due on demand. The outstanding balance as of June 30, 2007 was $255,486.

10.	OTHER LIABILITY

During 2006, the Company entered into two leasing agreements for a copier and a delivery van. The outstanding balance on the leases as of June 30, 2007 was $24,945, of which $7,123 is due within the next twelve months.

11.	NOTES TO STOCKHOLDERS

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

12.	STOCK-BASED COMPENSATION

The Company adopted an Incentive Stock Plan on January 19, 2007. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company's common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. While the plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Until 2017, options to acquire up to16.0 million shares of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

The Company issued approximately 10.8 million options to purchase shares at an average price of $0.05 with a fair value of $333,000. For the six months ended June 30, 2007, the Company recognized approximately $27,000, of non-cash compensation expense (included in Selling, General and Administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations). As of June 30, 2007, the Company had approximately $306,000 of unrecognized pre-tax non-cash compensation expense which will be recognized within the next 5 years. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The following is a summary of the assumptions used:

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (continued)

Risk-free interest rate	4.5% - 4.8%
Expected dividend yield	—
Expected term	3 – 5 years
Expected volatility	132% - 184%

13.	RELATED PARTY TRANSACTIONS

During 2006, the Company delivered and invoiced Specialty Beverage Distributors, Inc (“SBD”) $69,832 for products, no revenue was recorded as the collectibility was not reasonably assured. SBD is owned by, a stockholder, and the CEO of the Company.

The Company received advances from one of its stockholder at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The total amount outstanding, including accrued interest, as of June 30, 2007 was $632,734. The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the stockholder.

The CEO, incurred expenses on the Company’s behalf in 2006, for which he was not reimbursed immediately. There was no outstanding liability to the CEO for these expenses as of June 30, 2007.

The CEO also lent the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, has no repayment date and the outstanding amount as of June 30, 2007 was $54,822. In addition, the Company has accrued for unpaid salary due to the CEO, as of June 30, 2007 the accrued salary was $171,000. The Company started to pay the CEO his full salary from June 1, 2007.

The Company purchased the rights to the trademark “Celsius” from one of its directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock. The note has monthly amortization of $15,000 from June 30, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. In addition, the Company had previously accrued two percent in deferred royalty on sales from January 1, 2006. The amount accrued, $24,546, was also considered part of the purchase price of the trademark. The total consideration, based on the price of the common stock at the time of the transaction was $3.3 million. The Company has only made the first installment of the note payable. The note has a monthly installment due of $15,000 from March 31, 2007 with a balloon payment $130,000 on November 30, 2007.

The CEO has guaranteed certain of the Company’s liabilities.

15.	ISSUANCE OF SHARES AND FINANCING

The Company has issued shares after the merger with Celsius Holdings, Inc took place on January 26, 2007, as follows:

Name	# Shares	Consideration
Investa Capital Partners Inc	3,557,812	$500,000
RedChip Companies	80,000	services
Fusion Capital Fund II, LLC	25,000	services
Fusion Capital Fund II, LLC	2,057,194	$500,000
	5,720,006

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (continued)

The shares issued for services were valued and accounted for at the then current market price for a total of $104,000 or $0.99 per share in average.

On June 22, 2007, we signed a $16 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company.  Under the agreement, we received $500,000 from Fusion Capital on the signing of the agreement and we will receive an additional $500,000 on the date that a registration statement related to the transaction is filed with the SEC.  Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital.  Under the registration rights agreement, we agreed to file a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement.  After the SEC has declared effective the registration statement related to the transaction, we have the right over a 25-month period to sell our shares of common stock to Fusion Capital from time to time in amounts between $100,000 and $1 million, depending on certain conditions as set forth in the agreement, up to an additional $15 million.

In consideration for entering into the $16 million agreement which provides for up to $15 million of future funding as well as the $1 million of funding prior to the registration statement being declared effective by the SEC, we agreed to issue to Fusion Capital 3,168,305 shares of our common stock.  The purchase price of the shares related to the $15 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital.  Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.45.  The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We are in the business of producing, distributing and marketing science and nutritional focused functional beverages in the functional beverage category of the beverage industry.  Celsius was our first commercially available product. Celsius is the world’s first calorie burning soda which was scientifically validated. Celsius is currently available in five flavors, cola, ginger ale, lemon/lime, orange and wild berry.

We are focused on expanding our beverage brand, developing product extensions and reformulations of new products and strengthening the distribution network for our products.  We started our business toward the end of 2004. We had our first revenue in 2005 and have increased the number of distributors and stores that carry our products rapidly over the last two years.

Our principal executive offices are located at 140 NE 4th Avenue, Delray Beach, FL 33483. Our telephone number is (561) 276-2239 and our website address is www.celsius.com. The information contained on our web sites do not constitute part of, nor is it incorporated by reference into, this Report on Form 10-QSB.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in our Form 8-K filed on February 2, 2007 and in our Form 8-K filed on May 15, 2007. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand dollars and all percentages are stated to the nearest one tenth of one percent.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

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

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters. In order to become profitable, we must increase our revenue and/or decrease expenses. We may not be able to increase or even maintain our revenue, and we may not achieve sufficient revenue or profitability in any future period. We recorded a net loss on a pro forma basis of $865,000 and $1.5 million for the years ended December 31, 2005, and 2006, respectively, and a loss of $4.6 million for the six months ended June 30, 2007. We had an accumulated deficit of $7.0 million as of June 30, 2007. We could incur net losses for the foreseeable future as we expand our business. We will need to generate additional revenue from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenue, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

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

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangements with corporate partners or others.

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

We are dependent on our key executives.

Our future success will depend substantially upon the abilities of, and personal relationships developed by, Stephen Haley, our Chief Executive Officer, Chairman of the Board of Directors and majority stockholder, Richard McGee our Chief Operating Officer and Jan Norelid our Chief Financial Officer. The loss of Messrs. Haley, Horn, McGee and Norelid’s services could materially adversely affect our business and our prospects for the future. We do not have key person insurance on the lives of such individuals.

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

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell our common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

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

Revenue is recognized when the products are delivered to a third party forwarder, invoiced at a fixed price and collectibility is reasonably assured.

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

Our intangible assets, such as trademarks and domain name, have an indefinite useful life and are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB 142. This testing is based on subjective analysis and may change from time to time. We tested our intangible assets for impairment on June 30, 2007 and will test for impairment annually each June 30. The review of impairment and estimation of useful life is subjective and may change from time to time.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Revenue

Sales for the three months period ended June 30, 2007 and 2006 were $376,000 and $445,000, respectively. The decrease of $69,000 was mainly due to sales to a high number of new distributors during the second quarter of 2006.

We did contract new distributors in 2007, but not to the same extent. We started to ship our Celsius product in sleek cans, both in trays and in 4-packs, in May of 2007.

Gross profit

Cost of sales was 80.1 percent in the second quarter 2007 as compared to 71.9 percent for the same period in 2006. The increase in cost of sales was mainly due to promotional activities in June 2007 in order to sell older product. Practically all older products, which were nearing expiration, were all sold during the quarter.

Operating Expenses

Sales and marketing expenses decreased to $225,000 in the second quarter 2007 as compared to $279,000 the same period in 2006, a decrease of $54,000. This decrease was mainly due to reduced marketing professional fees. At the same time we shifted our focus on sales and marketing expenditure. We spend more on direct distributor support and less on public relations expense. General and administrative expenses increased to $526,000 in the second quarter 2007 as compared to $164,000 in the same period in 2006, an increase of $362,000. The increase was mainly due to increased cost for personnel, $160,000 and professional fees and investor relations expenses $180,000.

Other expense

Other expense consists of interest on outstanding loans.  Interest expense increased during the quarter due to increased liabilities.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Revenue

Sales for the six months ended June 30, 2007 as compared to the same period in 2006 were substantially the same. We engaged and had sales to more new distributors in the first quarter of 2007 as compared to a year ago, but less new distributors in the second quarter of 2007 as compared to a year ago.

Gross profit

Cost of sales was 77.3 percent in the first six months of 2007 as compared to 74.1 percent for the same period in 2006. The increase in cost of sales was mainly due promotional activity in June 2007 to close out some product that was nearing expiration. This was partially offset by improved shipping efficiency and that we have better gross margins on our cans than our bottles.

Operating Expenses

Sales and marketing expenses increased from $362,000 to $460,000 for the first six months in 2007 as compared to the same period in 2006, an increase of $98,000. We have shifted to a great extent on how we are spending our sales and marketing cost. More money was spent on trade shows, product sampling, local radio advertising and new distributor support and we decreased spending on marketing fees and clipping services. General and administrative expenses increased to $919,000 for the first six months in 2007 as compared to $226,000 for the same period in 2006, and increase of $693,000.

The increase was mainly due to increased cost for personnel, $366,000, professional fees and investor relations expense, $202,000, insurance, $98,000 and increased office expense, $26,000.

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

Liquidity and Capital Resources

We incurred significant operating losses in recent years which resulted in severe cash flow problems that negatively impacted our ability to conduct our business as we had planned. Our current liabilities were $2.2 million  and our current assets were $1.1 million, which means we had a working capital deficit of $1.1 million at June 30, 2007. As such, there is no assurance that we will be able to continue to conduct business without further financing.

We fund part of our working capital from two lines of credit. One line of credit with a factoring company was renegotiated on January 31, 2007 and is for $500,000. The line of credit lets us borrow 80 percent of eligible receivables. The factoring flat fee is 1.5 percent of the invoice amount; in addition we incur an interest charge of prime rate plus three percent on the average outstanding balance. The outstanding balance as of June 30, 2007 was $149,574.

We entered into a second line of credit on February 28, 2007 for inventory financing. The line of credit is also for $500,000 and lets us borrow up to 50 percent of our cost of eligible finished goods. The line of credit carries an interest of 1.5 percent per month of the outstanding balance and a monitoring fee of 0.5 percent of the previous month’s average outstanding balance. The outstanding balance on the agreement as of June 30, 2007 was $239,228.

In April 2007, the Company received $250,000 in financing from Brennecke Partners LLC. The loan is due on demand and carries interest of nine percent per annum.

We borrowed in 2004 and 2005 a total of $500,000 from one of our stockholders, the loan is not documented and carries interest of a rate variable with the prime rate. There is no repayment date or any plan to repay the loan.

We borrowed $50,000 from the CEO of the Company in February 2006. The loan is not documented and carries interest of seven percent per annum. There is no repayment date or any plan to repay the loan.

We purchased the rights to the trademark “Celsius” from one of our directors. As partial payment we issued a note payable for $250,000. The note has monthly amortization of $15,000 from June 30, 2007 and a final payment of the remaining outstanding balance on November 30, 2007.

SHARE PURCHASE AGREEMENT

On June 22, 2007, we signed a $16 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company.  Under the agreement, we received $500,000 from Fusion Capital on the signing of the agreement and we will receive an additional $500,000 on the date that a registration statement related to the transaction is filed with the SEC.  Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital.  Under the registration rights agreement, we agreed to file a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement.  After the SEC has declared effective the registration statement related to the transaction, we have the right over a 25-month period to sell our shares of common stock to Fusion Capital from time to time in amounts between $100,000 and $1 million, depending on certain conditions as set forth in the agreement, up to an additional $15 million.

In consideration for entering into the $16 million agreement which provides for up to $15 million of future funding as well as the $1 million of funding prior to the registration statement being declared effective by the SEC, we agreed to issue to Fusion Capital 3,168,305 shares of our common stock.  The purchase price of the shares related to the $15 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital.  Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.45.  The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.  The proceeds received by the Company under the common stock purchase agreement will be used for marketing expenses towards building the Celsius brand, working capital and general corporate use.

The foregoing description of the common stock purchase agreement and the registration rights agreement are qualified in their entirety by reference to the full text of the common stock purchase agreement and the registration rights agreement, a copy of each of which was filed as Exhibit 10.1 and 10.2, respectively to our Form 8-K filed on June 25, 2007 and each of which is incorporated herein in its entirety by reference.

RELATED PARTY TRANSACTIONS

During 2006, the Company delivered and invoiced Specialty Beverage Distributors, Inc (“SBD”) $69,832 for products, no revenue was recorded as the collectibility was not reasonably assured. SBD is owned by a stockholder, and the CEO of the Company.

We received advances from one of our stockholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The total amount outstanding, including accrued interest, as of June 30, 2007 was $632,734.

The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the shareholder.

The CEO, incurred expenses on the Company’s behalf in 2006, for which he was not reimbursed immediately. There was no liability to the President for these expenses as of June 30, 2007. We have since March 2006 accrued the CEO’s salary and the accrued salary as of June 30, 2007 was $171,000. Since June 1, 2007 we have paid his salary in full.

The CEO also lent the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, has no repayment date and the outstanding amount as of June 30, 2007 was $54,822.

We purchased the rights to the trademark “Celsius” from one of our directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of our common stock. The note has monthly amortization of $15,000 from June 30, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. In addition, we had previously accrued two percent in deferred royalty on our sales from January 1, 2006. The amount accrued, $24,546, was also considered part of the purchase price of the trademark. The total consideration, based on the price of the common stock at the time of the transaction was $3.3 million. The Company has only made the first installment of the note payable. The note has a monthly installment due of $15,000 from March 31, 2007 with a balloon payment $130,000 on November 30, 2007.

The CEO has guaranteed certain of the Company’s liabilities.

ITEM 3.     DISCLOSURE CONTROLS AND PROCEDURES

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

Changes in internal controls

We have made no changes to our internal controls or procedures during the second quarter of 2007. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On May 15 and June 2, 2007 we issued a total of 80,000 to RedChip Companies for their investor relations services.

On June 22, 2007, we sold 2,057,194 shares to Fusion Capital Fund II, LLC for a consideration before expenses of $500,000.

 Item 3.    Defaults upon Senior Securities.

 Not applicable.

 Item 4.    Submission of Matters to a Vote of Security Holders.

 Not applicable.

Item 5.    Other Information.

 Not applicable.

 Item 6.    Exhibits

10.1
Common Stock Purchase Agreement dated June 22, 2007 between the Company and Fusion Capital Fund II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2007, and incorporated herein by reference).

10.2
Registration Rights Agreement dated June 22, 2007 between the Company and Fusion Capital Fund II, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2007, and incorporated herein by reference).

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

CELSIUS HOLDINGS, INC.

July 13, 2007	BY:	/s/: Jan Norelid
Jan Norelid, Chief Financial Officer and Chief Accounting Officer