Form 10QSB/A
period 2007-03-31
Celsius Holdings, Inc.
filed 2007-08-27
CIK 1341766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-QSB/A
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

Celsius Holdings, Inc. and Subsidiary
Condensed Consolidated Balance Sheet

Explanatory Note:

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2007. We are filing this form 10-QSB/A is being filed to restate our financial statements for the fiscal quarter ended March 31, 2007 to reflect a change in the accounting treatment of a termination of a consulting agreement and assignment of trademark, further disclose related party transactions and modify our disclosure on changes in our internal controls.

In addition, we are including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB, which was prepared and relates to the Company as of March 31, 2007. However, this Form 10-QSB/A only amends and restates the items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our March  31, 2007 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of May 15, 2007 (the original filing date of the March 31, 2007 Form 10-QSB), and does not reflect events occurring after the filing of our March 31, 2007 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2007 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

CELSIUS HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Page Number
Part I.	Financial Information:

Item 1.	Condensed Consolidated Balance Sheet at March 31, 2007 (unaudited)	4

	Condensed Consolidated Statements of Operations for
	three months ended March 31, 2007 and 2006 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for
	three months ended March 31, 2007 and 2006 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-26

Item 3.	Controls and Procedures	27

Part II.	Other Information	28

Celsius Holdings, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
(unaudited)

March 31, 2007
(Unaudited) (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$10,241
Accounts receivable, net	103,406
Inventories, net	607,217
Other current assets	24,033

Total current assets	744,897

Property, fixtures and equipment, net	28,508
Other long-term assets	6,260

Total Assets	$779,665

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$377,834
Loans payable	228,509
Short term portion of long term other liabilities	7,123
Due to related parties	1,076,344

Total current liabilities	1,689,810

Long term other liabilities	19,422

Total Liabilities	1,709,232

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 50,000,000 shares
authorized and no shares issued and outstanding	-
Common stock, $.001 par value: 350,000,000
shares, 101,161,558 shares issued and outstanding	101,162
Additional paid-in capital	2,483,127
Accumulated deficit	(3,513,856)
Total Stockholders’ Deficit	(929,567)

Total Liabilities and Stockholders’ Equity (Deficit)	$779,665

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(Unaudited) (as restated)	(Unaudited)

Net sales	$240,610	$170,291
Cost of sales	175,078	135,829

Gross profit	65,532	34,462

Selling and marketing expenses	235,297	82,671
General and administrative expenses	418,259	61,322
Termination of contract expense	500,000	-

Loss from operations	(1,088,024)	(109,531)

Other expense:
Interest expense, related parties	17,802	14,219
Interest expense	13,103	1,256

Total other expense	30,905	15,475

Loss before income taxes	(1,118,929)	(125,006)

Income taxes	-	-

Net loss	$(1,118,929)	$(125,006)

Weighted average shares outstanding -
basic and diluted	91,869,430	70,912,246
Loss per share - basic and diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:	(as restated)
Net loss	$(1,118,929)	$(125,006)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,683	-
Recording of impairment charge and termination of contract	526,000	-
Issuance of stock options	6,626	-
Issuance of shares as compensation	25,000	-
Interest and royalty, related parties	75,518	26,608
Change in operating assets and liabilities:
Accounts receivable, other	24,913	(37,715)
Inventories	(42,118)	110,530
Prepaid expenses and other current assets	24,601	(23,851)
Accounts payable and accrued expenses	(303,344)	(56,870)
Net cash used in operating activities	(780,050)	(106,304)

Cash flows from financing activities:
Proceeds from sale of common stock, Investa Capital	500,000	-
Proceeds from sale of common stock, private placement	400,000	-
Proceeds from reverse merger	353,117	-
Repayment of note to shareholders	(621,715)	-
Proceeds from loans payable, net	139,283	83,169
Proceeds from debt to related parties	(8,973)	60,355

Net cash provided by financing activities	761,712	143,524

(Decrease) increase in cash	(18,338)	37,220

Cash, beginning of year	28,579	37,040
Cash, end of period	$10,241	$74,260

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$36,745	$1,256
Cash paid during the year for taxes	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of shares for termination of contract	$274,546	$-
Issuance of note payable for termination of contract	$250,000	$-
The accompanying notes are an integral part of these condensed consolidated financial statements

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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
Under the terms of the Merger Agreement, the Company issued:

•	70,912,246 shares of its common stock to the stockholders of Elite as full consideration for the shares of Elite;

•	warrants to Investa Capital Partners Inc. to purchase 3,557,812 shares of common stock of the Company for $500,000, the warrants were exercised in February 2007;

•	1,391,500 shares of its common stock as partial consideration of termination of a consulting agreement and assignment of certain trademark rights to the name “Celsius”;

•	options to purchase 10,647,025 shares of common stock of the Company in substitution for the options currently outstanding in Elite;

•	16,000,000 shares of its common stock pursuant to warrant exercises by Company warrant holders, and

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

The Company recognized an impairment charge during the first quarter of 2007 of $26,000,  because there is no certainty that the Company will ever become profitable and therefore the discounted future cash flow will not be able to recover the value of its intangible assets consisting of domain name.

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

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). As of March 31, 2007 there were options to purchase 10.6 million shares outstanding, which exercise price averaged $0.02.  The dilutive common shares equivalents were not included in the computation of diluted earnings per share, because the inclusion would be antidilutive.

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

4.	INVENTORIES

Inventories at March 31, 2007 consist of the following:

Finished goods	$336,864
Raw materials	270,353
Total	$607,217

5.	OTHER CURRENT ASSETS

Other current assets at March 31, 2007 consist of capitalized merger expenses, deposits on purchase orders for raw materials and prepaid insurances.

6.	PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures and equipment at March 31, 2007 consist of the following:

Furniture, fixtures and equipment	$32,261
Less accumulated depreciation	(3,753)
Total	$28,508

Depreciation expense amounted to $1,683 and $0 during the first quarter of 2007 and 2006, respectively.

7.	OTHER LONG-TERM ASSETS

Other long-term assets at March 31, 2007 consist of a deposit on office lease.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2007 consist of the following:

Accounts payable	$304,299
Accrued expenses	73,535
Total	$377,834

9.	DUE TO RELATED PARTIES

Due to related parties consist of the following as of March 31, 2007:

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

a.	The Company received advances from one of its shareholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the shareholder.	$614,931
b.	The Company’s CEO incurred expenses on the Company’s behalf in 2006, for which he was not reimbursed immediately. The President also lent the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, and has no repayment date. The current liability to the CEO for these expenses at March 31, 2007 was $7,476, and for the loan $53,937. The Company started accruing salary for the CEO in March of 2006 at a rate of $12,000 per month; at March 31, 2007 the total liability for accrued salary to the CEO was $150,000.	211,413
c.	The Company terminated a consulting agreement and received in assignment the rights to the trademark “Celsius” from one of its directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock. The note has monthly amortization of $15,000 from March 31, 2007 and a final payment of the remaining outstanding balance on November 30, 2007.	250,000
		$1,076,344

10.	LOANS PAYABLE

The Company renegotiated its factoring agreement for the Company’s accounts receivable during the first quarter of 2007. The maximum finance amount under the agreement is $500,000. Each factoring of accounts receivable has a fixed fee of one and a half percent of the invoice amount, a minimum fee per month and an interest charge of prime rate plus three percent on the outstanding balance under the credit agreement. The outstanding balance on the agreement as of March 31, 2007 was $50,829. The accounts receivable are factored with full recourse on the Company and are in addition secured by all of the Company’s assets.

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

The Company terminated a consulting agreement with and received in assignment the rights to the trademark “Celsius” from one of its directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock, valued at $250,000. The note has monthly amortization of $15,000 from March 31, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. In addition, the Company had previously accrued two percent in deferred royalty on sales from January 1, 2006. The amount accrued, $24,546, was also considered part of the purchase price of the trademark.

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”), the outstanding balance to Bibby as of June 30, 2007 and December 31, 2006 was $149,574 and $83,908, respectively. The CEO has also guaranteed the lease for the Company’s offices and a purchase of a vehicle.

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
Under the terms of the Merger Agreement, the Company issued:

•	70,912,246 shares of its common stock to the stockholders of Elite as full consideration for the shares of Elite;

•	warrants to Investa Capital Partners Inc. representing 3,557,812 shares of common stock of the Company;

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

•	1,391,500 shares of its common stock as partial consideration for termination of a consulting agreement and assignment of certain trademark rights to the name “Celsius”;

•	options to purchase 10,647,025 shares of common stock f the Company in substitution for the options currently outstanding in Elite;

•	16,000,000 shares of its common stock pursuant to warrant exercises by Company warrant holders, and

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

Further information about the merger agreement can be read in the Company’s Form 8-K filed on February 2, 2007.

16.	RESTATEMENT AND RECLASSIFICATIONS OF PREVIOSLY ISSUED FINANCIAL STATEMENTS

In August, 2007, the Company concluded that it was necessary to restate its financial results for the three months ended March 31, 2007 to reflect corrections to accounting for the issuance of a note payable for $250,000 and issuance of 1,391,500 shares in consideration for termination of a contract and assignment of a trademark. The Company had previously recorded the issuance of note and shares as payment for a trademark, with the shares valued at the market price right after the merger. After further review the Company has concluded that the transaction should be accounted for as an expense for termination of a contract and the valuation of the shares was revised to reflect the value of contract termination stipulated in the contract.

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of March 31, 2007:

	As previously	Adjustment		As restated
	reported on
ASSETS	Form 10-QSB
Current assets:
Cash and cash equivalents	$10,241	$		$10,241
Accounts receivable, net	103,406			103,406
Inventories, net	607,217			607,217
Other current assets	24,033		-	24,033

Total current assets	744,897			744,897

Property, fixtures and equipment, net	28,508			28,508
Other long-term assets	6,260		-	6,260

Total Assets	$779,665		$0	$779,665

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$377,834	$		$377,834
Loans payable	228,509			228,509
Short term portion of long term other liabilities	7,123			7,123
Due to related parties	1,076,344		-	1,076,344

Total current liabilities	1,689,810			1,689,810

Long term other liabilities	19,422		-	19,422

Total Liabilities	1,709,232		-	1,709,232

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 50,000,000 shares
authorized and no shares issued and outstanding	-		-	-
Common stock, $.001 par value: 350,000,000	101,162			101,162
Additional paid-in capital	5,238,767		-2,755,640	2,483,127
Accumulated deficit	-6,269,496		2,755,640	-3,513,856
Total Stockholders’ Deficit	-929,567		0	-929,567

Total Liabilities and Stockholders’ Equity (Deficit)	$779,665		$0	$779,665

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

 Statement of Operations Impact

The following table set forth the effects of the restatement adjustments on the Company’s consolidated statement of operations for the three months ended March 31, 2007:

	As previously	Adjustment		As restated
	reported on
	Form 10-QSB

Net sales	$240,610	$		$240,610
Cost of sales	175,078		-	175,078

Gross profit	65,532			65,532

Selling and marketing expenses	235,297			235,297
General and administrative expenses	392,259		26,000	418,259
Termination of contract expense	3,281,640		(2,781,640)	500,000

Loss from operations	(3,843,664)		2,755,640	(1,088,024)

Other expense:
Interest expense, related parties	17,802			17,802
Interest expense	13,103			13,103

Total other expense	30,905		-	30,905

Loss before income taxes	(3,874,569)		2,755,640	(1,118,929)

Income taxes	-		-	-

Net loss	$(3,874,569)		$2,755,640	$(1,118,929)

Weighted average shares outstanding -
basic and diluted	91,869,430		-	91,869,430
Loss per share - basic and diluted	$(0.04)		$0.03	$(0.01)

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Cash Flow Impact

The following table set forth the effects of the restatement adjustments on the Company’s consolidated cash flows for the three months ended March 31, 2007:

	As previously	Adjustment	As restated
	reported on
	Form 10-QSB
Cash flows from operating activities:
Net loss	$(3,874,569)	$2,755,640	$(1,118,929)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,683		1,683
Recording of impairment charge and termination of contract	3,281,640	(2,755,640)	526,000
Issuance of stock options	6,626		6,626
Issuance of shares as compensation	25,000		25,000
Interest and royalty, related parties	75,518		75,518
Change in operating assets and liabilities:
Accounts receivable, other	24,913		24,913
Inventories	(42,118)		(42,118)
Prepaid expenses and other current assets	24,601		24,601
Accounts payable and accrued expenses	(303,344)	-	(303,344)
Net cash used in operating activities	(780,050)	-	(780,050)

Cash flows from financing activities:
Proceeds from sale of common stock, Investa Capital	500,000		500,000
Proceeds from sale of common stock, private placement	400,000		400,000
Proceeds from reverse merger	353,117		353,117
Repayment of note to shareholders	(621,715)		(621,715)
Proceeds from loans payable, net	139,283		139,283
Proceeds from debt to related parties	(8,973)	-	(8,973)

Net cash provided by financing activities	761,712	-	761,712

(Decrease) increase in cash	(18,338)	-	(18,338)

Cash, beginning of year	28,579	-	28,579
Cash, end of period	$10,241	$-	$10,241

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$36,745	$-	$36,745
Cash paid during the year for taxes	$-	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of shares for termination of contract	$3,030,186	$(2,755,640)	$274,546
Issuance of note payable for termination of contract	$250,000	$-	$250,000

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

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters. In order to become profitable, we must increase our revenue and/or decrease expenses. We may not be able to increase or even maintain our revenue, and we may not achieve sufficient revenue or profitability in any future period. We recorded a net loss on a pro forma basis of $865,000 and $1.5 million for the years ended December 31, 2005, and 2006, respectively, and a loss of $1.1 million for the three months ended March 31, 2007. We had an accumulated deficit of $3.5 million as of March 31, 2007. We could incur net losses for the foreseeable future as we expand our business. We will need to generate additional revenue from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenue, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

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

We recognized an expense for termination of a consulting agreementin the first quarter of 2007 of $500,000. Coinciding with the reverse merger, the Company issued 1.4 million shares, valued at $250,000 and an interest-free note for $250,000 to Mr. Gregory Horn, a director, as consideration for termination of a consulting agreement and assignment of the Celsius trademarks. Management of the Company performed an analysis of the Company’s intangible assets and they were determined to be impaired due to uncertainty of future profitability. Based on this analysis we recorded an impairment charge of $26,000 for a domain name that the company bought in the quarter. There is no current basis to project that the company can become cash flow positive in the future, and therefore the trademarks and other intangible assets have zero discounted present value.

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

We terminated a consulting agreement with one of our directors. As partial payment we issued a note payable for $250,000. The note has monthly amortization of $15,000 from March 31, 2007 and a final payment of the remaining outstanding balance on November 30, 2007.

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

We terminated a consulting agreement with and received the assignment of the rights to the trademark “Celsius” from one of our directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of our common stock, valued at $250,000. The note has monthly amortization of $15,000 from March 31, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. In addition, we had previously accrued two percent in deferred royalty on our sales from January 1, 2006. The amount accrued, $24,546, was also considered part of the purchase price of the trademark.

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”), the outstanding balance to Bibby as of June 30, 2007 and December 31, 2006 was $149,574 and $83,908, respectively. The CEO has also guaranteed the lease for the Company’s offices and a purchase of a vehicle.

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

Changes in internal controls

We have made no changes to our internal controls during the first quarter of 2007 that has materially affected or is reasonable likely to materially affect our internal control over financial reporting. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

On January 26, 2009 the Company issued 1,391,500 unregistered common stock as part compensation to Gregory Horn for the termination of a consulting agreement.

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

CELSIUS HOLDINGS, INC.

August 24, 2007	BY:	/s/: Jan Norelid
Jan Norelid, Chief Financial Officer and Chief Accounting Officer