Form 10QSB/A
period 2007-06-30
Celsius Holdings, Inc.
filed 2007-08-27
CIK 1341766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-QSB/A
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

Celsius Holdings, Inc. and Subsidiary
Condensed Consolidated Balance Sheet

Explanatory Note:

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on July 16, 2007. We are filing this form 10-QSB/A is being filed to restate our financial statements for the fiscal quarter ended June 30, 2007 to reflect a change in the accounting treatment of a termination of a consulting agreement and assignment of trademark, further disclose related party transactions and modify our disclosure on changes in our internal controls.

In addition, we are including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB, which was prepared and relates to the Company as of June 30, 2007. However, this Form 10-QSB/A only amends and restates the items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our March31, 2007 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of July 16, 2007 (the original filing date of the June 30, 2007 Form 10-QSB), and does not reflect events occurring after the filing of our June 30, 2007 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2007 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

CELSIUS HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Page Number

Part I.		Financial Information:

	Item 1.	Condensed Consolidated Balance Sheet at June 30, 2007 (unaudited)	4

		Condensed Consolidated Statements of Operations for three and six months ended June 30, 2007 and 2006 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows for three and six months ended June 30, 2007 and 2006 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7-19

	Item 2.	Management's Discussion and Analysis or Plan of Operation	20 - 29

	Item 3.	Controls and Procedures	30

Part II.		Other Information	31

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(unaudited)
(as restated)

June 30, 2007
ASSETS
Current assets:
Cash	$261,056
Accounts receivable, net	234,206
Inventories, net	548,855
Other current assets	22,234

Total current assets	1,066,351

Property, fixtures and equipment, net	28,968
Other long-term assets	50,901

Total Assets	$1,146,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$265,512
Deposits from customers	163,480
Loans payable	644,082
Short term portion of long term other liabilities	7,123
Due to related parties	1,093,556

Total current liabilities	2,173,753

Long term other liabilities	17,822

Total Liabilities	2,191,575

Stockholders’ Deficit:
Preferred stock, $.001 par value; 50,000,000 shares
authorized and no shares issued and outstanding	-
Common stock, $.001 par value: 350,000,000
shares, 103,323,752 shares issued and outstanding	103,324
Additional paid-in capital	3,091,461
Accumulated deficit	(4,240,140)
Total Stockholders’ Deficit	(1,045,355)

Total Liabilities and Stockholders’ Deficit	$1,146,220

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2007	2006	2007	2006
			(as restated)
Net sales	$376,448	$445,356	$617,058	$615,647
Cost of sales	301,661	320,283	476,739	456,112

Gross profit	74,787	125,073	140,319	159,535

Selling and marketing expenses	225,083	279,322	460,380	361,993
General and administrative expenses	526,367	164,463	944,626	225,786
Impairment expense	-	-	500,000	-

Loss from operations	(676,663)	(318,712)	(1,764,687)	(428,244)

Other expense:
Interest expense, related party	18,688	16,650	36,490	30,869
Interest expense, net	30,933	6,880	44,036	8,135

Total other expense	49,621	23,530	80,526	39,004

Net loss	$(726,284)	$(342,242)	$(1,845,213)	$(467,248)

Basic and diluted:
Weighted average shares outstanding	101,377,081	70,912,246	96,509,146	70,912,246
Loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:	(as restated)
Net loss	$(1,845,213)	$(467,248)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,560	600
Adjustment to reserve for bad debt	9,778	-
Impairment of intangible assets and termination of contract	526,000	-
Issuance of stock options	26,982	-
Interest, other expense and royalty, related parties	87,490	96,164
Issuance of shares as compensation	95,500	-
Change in operating assets and liabilities:
Accounts receivable, other	(115,665)	(128,067)
Inventories	16,244	(46,166)
Prepaid expenses and other current assets	26,400	(18,601)
Other assets	12,358	-
Accounts payable and accrued expenses	(247,141)	113,181

Net cash used in operating activities	(1,403,707)	(450,137)

Cash flows from investing activity:
Purchases of property and equipment	(2,337)	-
Net cash used in investing activities	(2,337)	-

Cash flows from financing activities:
Proceeds from sale of common stock	1,387,187	-
Proceeds from reverse merger	353,117	-
(Repayment of) proceeds from note to shareholders	(621,715)	320,000
Proceeds from debt to other, net	551,381	133,248
(Repayment of) proceeds from debt to related parties	(31,449)	60,551
Net cash provided by financing activities	1,638,521	513,799

Increase in cash	232,477	63,662
Cash, beginning of year	28,579	37,040
Cash, end of period	$261,056	$100,702
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$36,887	$4,787
Cash paid during the year for taxes	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of shares for termination of contract	$274,546	$-
Issuance of note payable for termination of contract	$250,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

For financial accounting purposes, the Transaction was treated as a recapitalization of Celsius Holdings, Inc (f/k/a Vector Ventures Corp.) with the former stockholders of the Celsius Holdings, Inc (f/k/a Vector Ventures Corp.) retaining approximately 24.6% of the outstanding stock. This Transaction has been accounted for as a reverse acquisition and accordingly the Transaction has been treated as a recapitalization of Elite FX, Inc., with Elite FX, Inc. as the accounting acquirer. The historical financial statements are a continuation of the financial statements of the accounting acquirer, and any difference of the capital structure of the merged entity as compared to the accounting acquirer’s historical capital structure is due to the recapitalization of the acquired entity.

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

The Company renegotiated factoring agreement for the Company’s accounts receivable during the first quarter of 2007. The maximum finance amount under the agreement is $500,000. Each factoring of accounts receivable has a fixed fee of one and a half percent of the invoice amount, a minimum fee per month and an interest charge of prime rate plus three percent on the outstanding balance under the credit agreement. The outstanding balance on the agreement as of June 30, 2007 was $149,574. The accounts receivable are factored with full recourse on the Company and are in addition the credit agreement is secured by all of the Company’s assets.

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

14.	ISSUANCE OF SHARES AND FINANCING

The Company has issued shares after the merger with Celsius Holdings, Inc took place on January 26, 2007, as follows:

Name	# Shares	Consideration
Investa Capital Partners Inc	3,557,812	$500,000
RedChip Companies	80,000	services
Fusion Capital Fund II, LLC	25,000	services
Fusion Capital Fund II, LLC	2,057,194	$500,000
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

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the reconciliation of equity transactions during the first six months of 2007:

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit

Balance at December 31, 2006	69,575,000	69,575	705,425	(2,394,927)	(1,619,927)

Issuance of common stock at merger	24,000,000	24,000	329,117		353,117
Stock option expense			6,626		6,626
Shares issued for compensation	1,337,246	1,337	23,663		25,000
Shares issued for consulting	1,391,500	1,392	273,154		274,546
Exercise of warrants	3,557,812	3,558	496,442		500,000
Issuance of common stock	1,300,000	1,300	648,700		650,000
Net loss				(1,118,929)	(1,118,929)
Balance at March 31, 2007	101,161,558	101,162	2,483,127	(3,513,856)	(929,567)

Shares issued as compensation	105,000	105	103,895		104,000
Stock option expense			20,356		20,356
Issuance of common stock	2,057,194	2,057	484,083		486,140
Net loss				(726,284)	(726,284)
Balance at June 30, 2007	103,323,752	$103,324	$3,091,461	$(4,240,140)	$(1,045,355)

15.	RESTATEMENT AND RECLASSIFICATIONS OF PREVIOSLY ISSUED FINANCIAL STATEMENTS

In August, 2007, the Company concluded that it was necessary to restate its financial results for the six months ended June 30, 2007 to reflect corrections to accounting for the issuance of a note payable for $250,000 and issuance of 1,391,500 shares in consideration for termination of a contract and assignment of a trademark. The Company had previously recorded the issuance of note and shares as payment for a trademark, with the shares valued at the market price right after the merger. After further review the Company has concluded that the transaction should be accounted for as an expense for termination of a contract and the valuation of the shares was revised to reflect the value of contract termination stipulated in the contract.

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (continued)

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of June 30, 2007:

	As previously	Adjustment		As restated
	reported on
ASSETS	Form 10-QSB
Current assets:
Cash and cash equivalents	$261,056	$		$261,056
Accounts receivable, net	234,206			234,206
Inventories, net	548,855			548,855
Other current assets	22,234		-	22,234

Total current assets	1,066,351			1,066,351

Property, fixtures and equipment, net	28,968			28,968
Other long-term assets	50,901		-	50,901

Total Assets	$1,146,220		$0	$1,146,220

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$428,992	$		$428,992
Loans payable	644,082			644,082
Short term portion of long term other liabilities	7,123			7,123
Due to related parties	1,093,556		-	1,093,556

Total current liabilities	2,173,753			2,173,753

Long term other liabilities	17,822		-	17,822

Total Liabilities	2,191,575		-	2,191,575

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 50,000,000 shares
authorized and no shares issued and outstanding	-		-	-
Common stock, $.001 par value: 350,000,000
	103,324			103,324
Additional paid-in capital	5,847,101		-2,755,640	3,091,461
Accumulated deficit	(6,995,780)		2,755,640	(4,240,140)
Total Stockholders’ Deficit	(1,045,355)		0	(1,045,355)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,146,220		$0	$1,146,220

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (continued)

Statement of Operations Impact

The following table set forth the effects of the restatement adjustments on the Company’s consolidated statement of operations for the six months ended June 30, 2007:

	As previously	Adjustment	As restated
	reported on
	Form 10-QSB

Net sales	$617,058	$-	$617,058
Cost of sales	476,739	-	476,739

Gross profit	140,319		140,319

Selling and marketing expenses	460,380		460,380
General and administrative expenses	918,626	26,000	944,626
Termination of contract expense	3,281,640	(2,781,640)	500,000

Loss from operations	(4,520,327)	2,755,640	(1,764,687)

Other expense:
Interest expense, related parties	36,490		36,490
Interest expense	44,036	-	44,036

Total other expense	80,526	-	80,526

Net loss	(4,600,853)	2,755,640	(1,845,213)

Weighted average shares outstanding -
basic and diluted	96,509,146	-	96,509,146
Loss per share - basic and diluted	$(0.05)	$0.03	$(0.02)

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (continued)
Cash Flow Impact

The following table set forth the effects of the restatement adjustments on the Company’s consolidated cash flows for the six months ended June 30, 2007:

	As previously	Adjustment	As restated
	reported on
Cash flows from operating activities:	Form 10-QSB
Net loss	$(4,600,853)	$2,755,640	$(1,845,213)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,560		3,560
Adjustment to reserve for bad debt	9,778		9,778
Impairment of intangible assets	3,281,640	(2,755,640)	526,000
Issuance of stock options	26,982		26,982
Interest, other expense and royalty, related parties	87,490		87,490
Issuance of shares as compensation	95,500		95,500
Change in operating assets and liabilities:
Accounts receivable, other	(115,665)		(115,665)
Inventories	16,244		16,244
Prepaid expenses and other current assets	26,400		26,400
Other assets	12,358		12,358
Accounts payable and accrued expenses	(247,141)	-	(247,141)
Net cash used in operating activities	(1,403,707)	-	(1,403,707)
Cash flows from investing activity:
Purchases of property and equipment	(2,337)		(2,337)
Net cash used in investing activities	(2,337)	-	(2,337)
Cash flows from financing activities:
Proceeds from sale of common stock	1,387,187		1,387,187
Proceeds from reverse merger	353,117		353,117
(Repayment of) proceeds from note to shareholders	(621,715)		(621,715)
Proceeds from debt to other, net	551,381		551,381
(Repayment of) proceeds from debt to related parties	(31,449)	-	(31,449)
Net cash provided by financing activities	1,638,521	-	1,638,521
Increase in cash	232,477		232,477
Cash, beginning of year	28,579	-	28,579
Cash, end of period	$261,056	$-	$261,056
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$36,887	$-	$36,887
Cash paid during the year for taxes	$-	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of shares for termination of contract	$3,030,186	$(2,755,640)	$274,546
Issuance of note payable for termination of contract	$250,000	$-	$250,000

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We are in the business of producing, distributing and marketing functional beverages in the functional beverage category of the beverage industry.  Celsius was our first commercially available product. Celsius is a calorie burning soda. Celsius is currently available in five flavors, cola, ginger ale, lemon/lime, orange and wild berry.

We are focused on expanding our beverage brand, developing product extensions and reformulations of new products and strengthening the distribution network for our products.  We started our business toward the end of 2004. We had our first revenue in 2005 and have increased the number of distributors and stores that carry our products rapidly over the last two years. We had seven (7) distributors in 2005 and now have approximately thirty-five (35) active distributors.

We are using Celsius as a means to attract and sign up DSD (direct store delivery) distributors across the US. Once we have a comprehensive network in place we plan on launching additional brands through that network.

DSD distributors are wholesalers/distributors that will purchase product, store it in their warehouse and then using their own trucks sell and deliver the product direct to retailers and their store shelves or cooler doors. During this process they will make sure that the product is properly placed on the shelves, the invoicing and collection process is managed and local personnel are trained. Most retailers prefer this method to get beverages to their stores. There are some retailers that prefer a different method called Direct to Retailer (DTR). In this scenario, the retailer is buying direct from the brand manufacturer and the product is delivered to the retailer’s warehousing system. The retailer is then responsible to properly stock the product and get it to the shelves. Our strategy is to cover the country with a network of DSD distributors. This allows us to sell to retailer chains that prefer this method and whose store locations span across distributor boundaries. Also, and maybe more importantly, a strong DSD network gives us a path to get to the smaller independent retailers who are too small to have their own warehousing and distribution systems and thus can only get their beverages from distributors. Our strategy of building a DSD network will not prohibit us from going DTR when a retailer request or requires it.

We have currently signed up distributors in many of the larger markets in the US (Chicago, Detroit, Boston, Tampa, South East Florida, Los Angeles, etc) We expect that it will take until the end of 2008 before we have most of the US covered.

Our experience has shown that it takes about two to three months to bring on a distributor. From initial interest to actual purchase order and kick off or the launch in that area, the steps include several meetings to explain the brand, target markets and our marketing plans. As we add sales reps we are able to do more of these activities at a time and speed up the process.

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

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters. In order to become profitable, we must increase our revenue and/or decrease expenses. We may not be able to increase or even maintain our revenue, and we may not achieve sufficient revenue or profitability in any future period. We recorded a net loss on a pro forma basis of $865,000 and $1.5 million for the years ended December 31, 2005, and 2006, respectively, and a loss of $1.8 million for the six months ended June 30, 2007. We had an accumulated deficit of $4.2 million as of June 30, 2007. We could incur net losses for the foreseeable future as we expand our business. We will need to generate additional revenue from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenue, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Revenue

Sales for the three months period ended June 30, 2007 and 2006 were $376,000 and $445,000, respectively. The decrease of $69,000 was mainly due to sales to 21 new distributors during the second quarter of 2006. We contracted seven new distributors in the second quarter of 2007. This was mainly due to in 2006 we just started setting up our distributor network. We started to ship our Celsius product in sleek cans, both in trays and in 4-packs, in May of 2007.

We did contract new distributors in 2007, but not to the same extent. We started to ship our Celsius product in sleek cans, both in trays and in 4-packs, in May of 2007.

Gross profit

Cost of sales was 80.1 percent in the second quarter 2007 as compared to 71.9 percent for the same period in 2006. The increase in cost of sales was mainly due to promotional activities in June 2007 in order to sell older product. Practically all older products, which were nearing expiration, were all sold during the quarter. Our product has a shelf life of 14 months.

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

Operating Expenses

Sales and marketing expenses increased from $362,000 to $460,000 for the first six months in 2007 as compared to the same period in 2006, an increase of $98,000. We have shifted to a great extent on how we are spending our sales and marketing cost. More money was spent on trade shows, product sampling, local radio advertising and new distributor support and we decreased spending on marketing fees and clipping services. General and administrative expenses increased to $945,000 for the first six months in 2007 as compared to $226,000 for the same period in 2006, and increase of $693,000. The increase was mainly due to increased cost for personnel, $366,000, professional fees and investor relations expense, $202,000, insurance, $98,000, impairment of intangible asset, $26,000 and increased office expense, $26,000.

We recognized an expense for termination of a consulting agreement in the first quarter of 2007 of $500,000. Coinciding with the reverse merger, the Company issued 1.4 million shares and an interest-free note for $250,000 to Mr. Gregory Horn, a director, as consideration for termination of a consulting agreement. Management of the Company performed an analysis of the Company’s intangible assets and they were determined to be impaired due to uncertainty of future profitability. Based on this analysis we recorded an impairment charge of $26,000 for a domain name that the company bought in the quarter. There is no current basis to project that the company can become cash flow positive in the future, and therefore our intangible assets have zero discounted present value.

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

We terminated a consulting agreement with one of our directors. As partial consideration we issued a note payable for $250,000. The note has monthly amortization of $15,000 from June 30, 2007 and a final payment of the remaining outstanding balance on November 30, 2007.

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

We acquired the rights to the trademark “Celsius” from one of our directors, included in a consulting agreement. Upon termination of the agreement certain payment was due. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of our common stock, valued at $250,000. The note has monthly amortization of $15,000 from June 30, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. In addition, we had previously accrued two percent in deferred royalty on our sales from January 1, 2006. The amount accrued, $24,546, was also considered part of the purchase price of the trademark. The Company has only made the first installment of the note payable. The note has a monthly installment due of $15,000 from March 31, 2007 with a balloon payment $130,000 on November 30, 2007.

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

Changes in internal controls

We have made no changes to our internal controls during the second quarter of 2007 that has materially affected or is reasonable likely to materially affect our internal control over financial reporting. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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