Form 10QSB
period 2007-09-30
Celsius Holdings, Inc.
filed 2007-10-23
CIK 1341766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-QSB

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 22, 2007, we had 105,272,025 shares of common stock outstanding, $0.001 par value.

CELSIUS HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Page Number

Part I.		Financial Information:

	Item 1.	Condensed Consolidated Balance Sheet at June 30, 2007 (unaudited)	3

		Condensed Consolidated Statements of Operations for three and six months ended June 30, 2007 and 2006 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for three and six months ended June 30, 2007 and 2006 (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6-14

	Item 2.	Management's Discussion and Analysis or Plan of Operation	15 - 28

	Item 3.	Controls and Procedures	29

Part II.		Other Information	30

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(unaudited)

September 30, 2007
ASSETS
Current assets:
Cash	$90,116
Accounts receivable	378,110
Inventories, net	515,720
Other current assets	64,156

Total current assets	1,048,102

Property, fixtures and equipment, net	55,804
Other long-term assets	50,901

Total Assets	$1,154,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$414,811
Deposits from customers	350,000
Loans payable	572,446
Short term portion of long term other liabilities	7,048
Due to related parties	1,037,190

Total current liabilities	2,381,495

Long term other liabilities	16,184

Total Liabilities	2,397,679

Stockholders’ Deficit:
Preferred stock, $.001 par value; 50,000,000 shares
authorized and no shares issued and outstanding	-
Common stock, $.001 par value: 350,000,000
shares, 104,622,363 shares issued and outstanding	104,623
Additional paid-in capital	3,676,246
Accumulated deficit	(5,023,741)
Total Stockholders’ Deficit	(1,242,872)

Total Liabilities and Stockholders’ Deficit	$1,154,807

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$508,489	$414,494	$1,125,547	$1,030,141
Cost of sales	268,429	258,108	745,168	714,220

Gross profit	240,060	156,386	380,379	315,921

Selling and marketing expenses	335,715	264,363	796,095	626,356
General and administrative expenses	646,598	278,933	1,591,224	504,718
Contract termination expense	-	-	500,000	-

Loss from operations	(742,253)	(386,910)	(2,506,940)	(815,153)

Other expense:
Interest expense, related party	16,708	18,442	53,198	49,311
Interest expense, net	24,640	12,767	68,676	20,903

Total other expense	41,348	31,209	121,874	70,214

Net loss	$(783,601)	$(418,119)	$(2,628,814)	$(885,367)

Basic and diluted:
Weighted average shares outstanding	104,213,018	70,912,246	99,105,323	70,912,246
Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended September 30,
Cash flows from operating activities:	2007	2006
Net loss	$(2,628,814)	$(885,367)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,297	900
Impairment of intangible assets and termination of contract	526,000	-
Issuance of stock options	60,279	-
Interest, other expense and royalty, related parties	109,294	49,311
Issuance of shares as compensation	95,500	-
Change in operating assets and liabilities:
Accounts receivable, other	(249,791)	(95,285)
Inventories	49,379	(129,650)
Prepaid expenses and other current assets	(15,522)	(43,324)
Other assets	12,358	-
Deposit from customer	350,000	-
Accounts payable and accrued expenses	(269,978)	151,544
Net cash used in operating activities	(1,953,998)	(951,871)

Cash flows from investing activity:
Purchases of property and equipment	(32,910)	-
Net cash used in investing activities	(32,910)	-

Cash flows from financing activities:
Proceeds from sale of common stock	1,939,974	200,000
Proceeds from reverse merger	353,117	-
(Repayment of) proceeds from note to shareholders	(621,715)	610,982
Proceeds from loans payable, net	483,518	61,751
(Repayment of) proceeds from debt to related parties	(106,449)	143,952
Net cash provided by financing activities	2,048,445	1, 016,685

Increase in cash	61,537	64,814
Cash, beginning of year	28,579	37,040
Cash, end of period	$90,116	$101,854
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$87,590	$9,921
Cash paid during the year for taxes	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of shares for termination of contract	$274,546	$-
Issuance of note payable for termination of contract	$250,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Celsius Holdings, Inc. (f/k/a Vector Ventures Corp., the “Company”) was incorporated under the laws of the State of Nevada on April 26, 2005.  The Company was formed to engage in the acquisition, exploration and development of natural resource properties. On December 26, 2006 the Company amended its Articles of Incorporation to change its name from Vector Ventures Corp. as well as increase the authorized shares to 350,000,000, $0.001 par value common shares and 50,000,000, $0.001 par value preferred shares.

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

Celsius Holdings, Inc  majority stockholder, Mr. Kristian Kostovski, cancelled 7,200,000 shares of common stock of the Company held by him shortly after the close of the Merger Agreement.

For financial accounting purposes, the Merger was treated as a recapitalization of Celsius Holdings, Inc with the former stockholders of the Celsius Holdings, Inc retaining approximately 24.6% of the outstanding stock. This transaction has been accounted for as a reverse acquisition and accordingly the transaction has been treated as a recapitalization of Elite FX, Inc., with Elite FX, Inc. as the accounting acquirer.

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit.

Accounts Receivable— Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2007, there was no allowance for doubtful accounts.

Inventories— Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the average method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At September 30, 2007 there was a write down of raw material inventory of $535.

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

Property, Fixtures, and Equipment— Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years. The depreciation expense recognized in the first nine months of 2007 was $7,297.

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

Advertising Costs— Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events and printed advertising. The Company incurred expenses of $257,000 and $227,000, during the first nine months of 2007 and 2006, respectively.

Research and Development— Research and development costs are charged to operations as incurred and consist primarily of consulting fees, raw material usage and test productions of soda. The Company incurred expenses of $114,000 and $12,000, during the first nine months of 2007 and 2006, respectively.

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

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). As of September 30, 2007 there were options to purchase 11.2 million shares outstanding, which exercise price averaged $0.08. The dilutive common shares equivalents were not included in the computation of diluted earnings per share, because the inclusion would be antidilutive.

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

3.	INVENTORIES

Inventories at September 30, 2007 consist of the following:

Finished goods	$422,354
Raw materials	93,366
Total	$515,720

4.	OTHER CURRENT ASSETS

Other current assets at September 30, 2007 consist of capitalized financing expenses and deposits on purchase orders for raw materials.

5.	PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures and equipment at September 30, 2007 consist of the following:

Furniture, fixtures and equipment	$65,171
Less accumulated depreciation	(9,367)
Total	$55,804

Depreciation expense amounted to $7,297 and $900 during the first nine months of 2007 and 2006, respectively.

6.	OTHER LONG-TERM ASSETS

Other long-term assets at September 30, 2007 consist of a deposit on office lease and prepaid offering expenses.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2007 consist of the following:

Accounts payable	$243,789
Accrued expenses	171,022
Total	$414,811

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

8.	DUE TO RELATED PARTIES

Due to related parties consist of the following as of September 30, 2007:

a.	The Company received advances from one of its shareholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the shareholder.	$650,474
b.	The CEO of the Company lent the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, and has no repayment date. The outstanding liability at September 30, 2007 was $54,822. The Company started accruing salary for the CEO in March of 2006 at a rate of $12,000 per month; at September 30, 2007 the total liability for accrued salary to the CEO was $171,000. The Company has since June 1, 2007 stopped accruing the salary and is paying the full current salary to the CEO.	226,716
c.	The Company terminated a consulting agreement and received in assignment the rights to the trademark “Celsius” from one of its directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock. The note has monthly amortization of $15,000 from March 31, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. The Company has only paid the first installment on the loan as of September 30, 2007.	160,000
		$1,037,190

9.	LOANS PAYABLE

The Company renegotiated a factoring agreement for the Company’s accounts receivable during the first quarter of 2007. The maximum finance amount under the agreement is $500,000. Each factoring of accounts receivable has a fixed fee of one and a half percent of the invoice amount, a minimum fee per month and an interest charge of prime rate plus three percent on the outstanding balance under the credit agreement. The outstanding balance on the agreement as of September 30, 2007 was $155,853. The accounts receivable are factored with full recourse on the Company and are in addition the credit agreement is secured by all of the Company’s assets.

The Company entered into a financing agreement for its inventory on February 28, 2007. The line of credit is for $500,000 and carries an interest of 1.5 percent of the outstanding balance and a monitoring fee of 0.5 percent of the previous month’s average outstanding balance. The Company can borrow up to 50 percent of the cost of eligible finished goods inventory. The outstanding balance on the agreement as of September 30, 2007 was $175,436. The credit agreement is secured by all of the Company’s assets.

On September 9, 2006 the Company received a $250,000 bridge loan from Barca Business Services.

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

The loan incurred ten percent interest per annum and was repaid in its entirety on January 26, 2007 as part of the $650,000 in consideration for the private placement of 1,300,000 shares of the Company’s common stock.

On April 2, 2006 the Company received a $250,000 loan from Brennecke Partners LLC. The loan incurs nine percent interest per annum, and the note is due on demand. The outstanding balance as of September 30, 2007 was $241,157.

10.	OTHER LIABILITY

During 2006, the Company entered into two leasing agreements for a copier and a delivery van. The outstanding balance on the leases as of September 30, 2007 was $23,227, of which $7,048 is due within the next twelve months.

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

The Company has issued approximately 11.2 million options to purchase shares at an average price of $0.08 with a fair value of $560,000. For the nine months ended September 30, 2007, the Company recognized approximately $60,000, of non-cash compensation expense (included in Selling, General and Administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations). As of September 30, 2007, the Company had approximately $500,000 of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 2.3 years. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. No options have vested or been exercised as of September 30, 2007. The following is a summary of the assumptions used:

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

Risk-free interest rate	4.1% - 4.8%
Expected dividend yield	—
Expected term	3 – 5 years
Expected annual volatility	74% - 82%

Elite FX, Inc granted on January 19, 2007, prior to the merger with Celsius Holdings, Inc, equivalent to 1,337,246 shares of common stock in the Company, to its Chief Financial Officer as starting bonus for accepting employment with the Company. The shares are subject to forfeiture during the first year of employment. On May 14, 2007, the Company amended its stock grant and released from forfeiture 160,000 of said shares. The Company valued the grant of stock based on fair value of the shares, which was estimated as the value of shares in the most recent transaction of the Company’s shares. The Company recognized the expense upon issuance of the grant.

13.	RELATED PARTY TRANSACTIONS

During 2006, the Company delivered and invoiced Specialty Beverage Distributors, Inc (“SBD”) $69,832 for products, no revenue was recorded as the collectibility was not reasonably assured. SBD is owned by, a stockholder, and the CEO of the Company.

The Company received advances from one of its stockholder at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The total amount outstanding, including accrued interest, as of September 30, 2007 was $650,474. The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the stockholder.

The CEO, incurred expenses on the Company’s behalf in 2006, for which he was not reimbursed immediately. There was no outstanding liability to the CEO for these expenses as of September 30, 2007.

The CEO also lent the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, has no repayment date and the outstanding amount as of September 30, 2007 was $55,716. In addition, the Company has accrued for unpaid salary due to the CEO, as of September 30, 2007 the accrued salary was $171,000. The Company started to pay the CEO his full salary from June 1, 2007.

The Company terminated a consulting agreement with and received in assignment the rights to the trademark “Celsius” from one of its directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock, valued at $250,000. The note has monthly amortization of $15,000 from March 31, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. In addition, the Company had previously accrued two percent in deferred royalty on sales from January 1, 2006. The amount accrued, $24,546, was also considered part of the purchase price of the trademark. The amount outstanding as of September 30, 2007 was $160,000.

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”), the outstanding balance to Bibby as of September 30, 2007 and December 31, 2006 was $155,853 and $83,908, respectively. The CEO has also guaranteed the lease for the Company’s offices and a lease for a vehicle.

CELSIUS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

14.	ISSUANCE OF SHARES AND FINANCING

On June 22, 2007, we signed a $16 million common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company.  Under the Purchase Agreement, we received $500,000 from Fusion Capital on the signing of the agreement and we received additional $500,000 on July 20, 2007 when a registration statement related to the transaction was filed with the SEC.  Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement (the “Registration Agreement”) with Fusion Capital.  Under the Registration Agreement, we filed a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement.  The SEC declared effective the registration statement on October 12, 2007 and we now have the right over a 25-month period to sell our shares of common stock to Fusion Capital from time to time in amounts between $100,000 and $1 million, depending on certain conditions as set forth in the agreement, up to an additional $15 million.

In consideration for entering into the $16 million Purchase Agreement which provides for up to $15 million of future funding as well as the $1 million of funding prior to the registration statement being declared effective by the SEC, we agreed to issue to Fusion Capital 3,168,305 shares of our common stock.  The purchase price of the shares related to the $15 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital.  Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.45.  The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

The following table shows the reconciliation of equity transactions during the first nine months of 2007:

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	69,575,000	$69,575	$705,425	$(2,394,927)	$(1,619,927)

Issuance of common stock at merger	24,000,000	24,000	329,117		353,117
Issuance of common stock	4,655,805	4,656	1,684,271		1,688,927
Exercise of warrants	3,557,812	3,558	496,442		500,000
Shares issued for compensation	2,833,746	2,834	400,712		403,546
Stock option expense			60,279		60,279
Net loss				(2,628,814)	(2,628,814)
Balance at September 30, 2007	104,622,363	$104,623	$3,676,246	$(5,023,741)	$(1,242,872)

Subsequent to the end of the quarter, the Company have issued 649,662 shares for a total consideration of $325,000, before expenses related to the share issuances.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Current Business of our Company

We operate in United States through our wholly-owned subsidiaries, Celsius Inc., which acquired the operating business of Elite through a reverse merger on January 26, 2007, and Celsius Netshipments, Inc.  Celsius, Inc. is in the business of developing and marketing healthier functional beverages in the functional beverage category of the beverage industry.  Celsius was Elite’s first commercially available product. Celsius is a calorie burning soda. Celsius is currently available in five (5) flavors, cola, ginger ale, lemon/lime, orange and wild berry.  Celsius Netshipments, Inc., incorporated in Florida on March 29, 2007, distributes the Celsius beverage via the internet. Our focus is on increasing sales of our existing products.

We are using Celsius as a means to attract and sign up direct-store-delivery (“DSD”) distributors across the US. DSD distributors are wholesalers/distributors that purchase product, store it in their warehouse and then using their own trucks sell and deliver the product direct to retailers and their store shelves or cooler doors. During this process they make sure that the product is properly placed on the shelves, the invoicing and collection process is managed and local personnel are trained. Most retailers prefer this method to get beverages to their stores. There are some retailers that prefer a different method called direct-to-retailer (“DTR”). In this scenario, the retailer is buying direct from the brand manufacturer and the product is delivered to the retailer’s warehousing system. The retailer is then responsible to properly stock the product and get it to the shelves. Our strategy is to cover the country with a network of DSD distributors. This allows us to sell to retailer chains that prefer this method and whose store locations span across distributor boundaries. We believe that a strong DSD network gives us a path to get to the smaller independent retailers who are too small to have their own warehousing and distribution systems and thus can only get their beverages from distributors. Our strategy of building a DSD network will not prohibit us from going DTR when a retailer request or requires it.

We have currently signed up distributors in many of the larger markets in the US (Chicago, Detroit, Boston, Tampa, South East Florida, Los Angeles, etc). We expect that it will take until the end of 2008 before we have most of the United States covered.

Our experience has shown that it takes about two to three months to bring on a distributor. From initial interest to actual purchase order and kick off or the launch in that area, the steps include a physical meeting or two to explain the brand, target markets and our marketing plans. As we add sales reps we are able to do more of these activities at a time and speed up the process.

Our principal executive offices are located at 140 NE 4th Avenue, Delray Beach, FL 33483. Our telephone number is (561) 276-2239 and our website is http://www.celsius.com. The information contained on our web sites do not constitute part of, nor is it incorporated by reference into, this Report on Form 10-QSB.

Industry Overview

The functional beverage market includes a wide variety of beverages with one or more added ingredients to satisfy a physical or functional need.   This category includes: The five (5) fastest-growing segments of the functional beverage include: herb-enhanced fruit drinks, ready-to-drink (RTD) teas, sports drinks, energy drinks, and single-serve (SS) fresh juice.

Our Products

In 2005, Elite introduced Celsius to the beverage marketplace and it is our first product. Celsius is a new kind of drink. It tastes like a soft drink, delivers energy like an energy drink and two clinical studies have shown that a single 12oz serving raises metabolism over a 3 to 4 hour period. Quantitatively, the energy expenditure was on average over 100 calories from a single serving.

It is our belief that clinical studies proving product claims will become more important as more and more beverages are marketed with functional claims. Celsius was one of the first beverages to be launched along with a clinical study. Celsius is also one of very few that has clinical research on the actual product. Some beverage companies that do mention studies backing their claims are usually independent studies conducted on one or more of the ingredients in the product. We believe that it is important and will become more important to have studies on the actual product.

Two different research organizations have statistically proven the Celsius calorie burning capability in two clinical studies.  This product line, which is referred to as our “core brand”, competes in the “functional beverage” segment of the beverage marketplace with distinctive flavors and packaging.  A functional beverage is a beverage containing one or more added ingredients intended to satisfy a physical or functional need, which often carries a unique and sophisticated imagery and a premium price tag. This segment includes herb-enhanced fruit drinks, ready-to-drink (RTD) teas, sports drinks, energy drinks, and single-serve (SS) fresh juice. By raising metabolism for the extended period of three to four hours, Celsius provides a negative calorie effect (burn more than you consume) as well as energy.

We currently offer five (5) flavors: cola, ginger ale, lemon/lime, orange and wild berry. We have developed and own the formula for this product including the flavoring. The formulation and flavors for these products are produced under contract by concentrate suppliers.

Celsius is currently packaged in distinctive (12 fl oz) glass bottles with full-body shrink-wrapped labels that are in vivid colors in abstract patterns and cover the entire bottle to create a strong on-shelf impact.  In April 2007, we introduced Celsius in twelve (12) ounce cans. The cans are sold in single units or in packages of four (4). The graphics and clinically tested product are important elements to Celsius and help justify the premium pricing of $1.99 per bottle/can.

Clinical Studies

We have funded two (2) U.S. based clinical studies for Celsius. Each conducted by research organizations and each studied the total Celsius formula. The first study was conducted by the Ohio Research Group of Exercise Science and Sports Nutrition, for which we paid $23,195. The second study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of the University of Oklahoma. We entered into a contract with the University of Oklahoma to pay $91,464 for part of the cost of the clinical study; payment has not yet been made. In addition, we provided Celsius beverage for the studies and paid for the placebo beverage used in the studies. None of our officers or directors is in any way affiliated with either of the two research organizations.

The first study was conducted by the Ohio Research Group of Exercise Science and Sports Nutrition.

The Ohio Research Group of Exercise Science & Sports Nutrition is a multidisciplinary clinical research team dedicated to exploring the relationship between exercise, nutrition, dietary supplements and health, www.ohioresearchgroup.com. This placebo-controlled, double-blind cross-over study compared the effects of Celsius and the placebo on metabolic rate. Twenty-two (22) participants were randomly assigned to ingest a twelve (12) ounce serving of Celsius and on a separate day a serving of twelve (12) ounces of Diet Coke®. All subjects completed both trials using a randomized, counterbalanced design. Randomized means that subjects were selected for each group randomly to ensure that the different treatments were statistically equivalent. Counterbalancing means that individuals in one group drank the placebo on the first day and drank Celsius on the second day. The other group did the opposite. Counterbalancing is a design method that is used to control ‘order effects’. In other words, to make sure the order that subjects were served does not impact the results and analysis.

Metabolic rate (via indirect calorimetry, measurements taken from breaths into and out of calorimeter) and substrate oxidation (via respiratory exchange ratios) were measured at baseline (pre-ingestion) and for 10 minutes at the end of each hour for 3 hours post-ingestion. The results showed an average increase of metabolism of twelve percent (12%) over the three (3) hour period, compared to statistically insignificant change for the control group. Metabolic rate, or metabolism, is the rate at which the body expends energy. This is also referred to as the “caloric burn rate”. Indirect calorimetry calculates heat that living organisms produce from their production of carbon dioxide. It is called “indirect” because the caloric burn rate is calculated from a measurement of oxygen uptake. Direct calorimetry would involve the subject being placed inside the calorimeter for the measurement to determine the heat being produced. Respiratory Exchange Ratio is the ratio oxygen taken in a breath compared to the carbon dioxide breathed out in one breath or exchange. Measuring this ratio can be used for estimating which substrate (fuel such as carbohydrate or fat) is being metabolized or ‘oxidized’ to supply the body with energy.

The second study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma. This blinded, placebo-controlled study was conducted on a total of sixty (60) men and women of normal weight. An equal number of participants were separated into two (2) groups to compare one (1) serving (12oz) of Celsius to a placebo of the same amount. According to the study, those subjects consuming Celsius burned significantly more calories versus those consuming the placebo, over a three (3) hour period. The study confirmed that over the three (3) hour period, subjects consuming a single serving of Celsius burned sixty-five percent (65%) more calories than those consuming the placebo beverage and burned an average of more than one hundred (100) calories compared to placebo. These results were statistically significant. While the University of Oklahoma study did extend for 28 days, more testing would be needed for long term analysis of the Celsius calorie burning effects. Also, these studies were on relatively small numbers of subjects, (20 and 60 respectively) and additional studies on a larger number and wider range of body compositions can be considered to further the analysis.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in our Form 8-K filed on February 2, 2007 and our Form SB-2 filed on October 9, 2007. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand dollars and all percentages are stated to the nearest one tenth of one percent.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

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

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future

The Company was incorporated in the State of Nevada on April 26, 2005 under the name “Vector Ventures Corp.” The Company changed its name to “Celsius Holdings, Inc.” on December 26, 2006. We are a holding company and carry on no operating business except through our direct wholly-owned subsidiaries, Celsius, Inc. and Celsius Netshipments, Inc. Celsius, Inc. was incorporated in Nevada on January 18, 2007, and merged with Elite FX, Inc. on January 26, 2007, which was incorporated in Florida on April 22, 2004. Celsius Netshipments, Inc. was incorporated in Florida on March 29, 2007.

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

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $1.5 million, $853,000 and $88,000, respectively, during the past three fiscal years of operation.

We have incurred an operating loss during the first nine months ending September 30, 2007 of $2.6 million. As a result, at September 30, 2007 we had an accumulated deficit of $5.0 million. Our revenues have not been sufficient to sustain our operations.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop.  No assurances can be given when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we may not be able to continue operations

At September 30, 2007, we had a working capital deficit of $1.3 million. The independent auditor’s report for the year ended December 31, 2006, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  We have an operating cash flow deficit of $2.0 million for the nine months period ending September 30, 2007 and an operating cash flow deficit of $1.2 million and $813,000, for the twelve month periods ended December 31, 2006 and 2005, respectively.  We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries.  Therefore, we need additional funds to continue these operations.

We only have the right to receive $100,000 every three business days from the sale of Common Stock to Fusion Capital under the Purchase Agreement by and between the Company and Fusion Capital unless our stock price equals or exceeds $0.50, in which case we can sell greater amounts to Fusion Capital as the price of our Common Stock increases.  We have registered 13,193,805 shares for sale by Fusion Capital (including the 3,193,805 shares previously issued to Fusion Capital), the selling price of our Common Stock to Fusion Capital will have to average at least $1.50 per share for us to receive the maximum proceeds of $15.0 million.  Assuming a purchase price of $0.60 per share (the closing sale price of the Common Stock on October 12, 2007) and the purchase by Fusion Capital of the remaining 10,000,000 shares under the Purchase Agreement, proceeds to us would only be $6.0 million.

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our Common Stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products.  Specifically, Fusion Capital shall not have the right nor the obligation to purchase any shares of our Common Stock on any business days that the market price of our Common Stock is less than $0.45.  If obtaining sufficient financing from Fusion Capital were to prove unavailable and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs.  Even if we are able to access the full $16.0 million under the Purchase Agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

The sale of our Common Stock to Fusion Capital may cause dilution and the sale of the shares of Common Stock acquired by Fusion Capital could cause the price of our Common Stock to decline.

In connection with entering into the Purchase Agreement, we authorized the sale to Fusion Capital of up to 13,193,305 shares of our Common Stock.  The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the Purchase Agreement. The purchase price for the Common Stock to be sold to Fusion Capital pursuant to the Purchase Agreement will fluctuate based on the price of our Common Stock. All 13,193,305 shares registered will be freely tradable.  It is anticipated that these shares will be sold over a period of up to twenty-five (25) months until November 16, 2009.  Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our Common Stock to decline.  Fusion Capital may ultimately purchase all, some or none of the 10,000,000 shares of Common Stock not yet issued but registered in this offering.  After it has acquired such shares, it may sell all, some or none of such shares.  Therefore, sales to Fusion Capital by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of our Common Stock. The sale of a substantial number of shares of our Common Stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters, which could force us to discontinue operations.

We recorded a net loss of $852,000 and $1.5 million for the years ended December 31, 2005, and 2006, respectively, and a loss of $2.6 million for the nine months ended September 30, 2007. We had an accumulated deficit of $5.0 million as of September 30, 2007. We could incur net losses for the foreseeable future as we expand our business. We will need to generate additional revenue from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenue, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis and we could be forced to discontinue our operations.

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

We rely predominately on wholesale distributors for the success of our business, the loss or poor performance of which may materially and adversely affect our business.

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

We may not be able to develop successful new products, which could impede our growth and cause us to sustain future losses

Part of our strategy is to increase our sales through the development of new products. We cannot assure you that we will be able to develop, market, and distribute future products that will enjoy market acceptance. The failure to develop new products that gain market acceptance could have an adverse impact on our growth and materially adversely affect our financial condition.

Our Lack of Product Diversification And Inability To Timely Introduce New or Alternative Products Could Cause Us To Cease Operations.

Our business is centered on healthier functional beverages. The risks associated with focusing on a limited product line are substantial. If consumers do not accept our products or if there is a general decline in market demand for, or any significant decrease in, the consumption of nutritional beverages, we are not financially or operationally capable of introducing alternative products within a short time frame. As a result, such lack of acceptance or market demand decline could cause us to cease operations.

Our directors and executive officers beneficially own a substantial amount of our Common Stock, and therefore other stockholders will not be able to direct our Company.

The majority of our shares and the voting control of the Company is held by a relatively small group of stockholders, who are also our directors and executive officers. Accordingly, these persons, as a group, will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of Common Stock or other securities, and the election or removal of directors.

Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding the exercise of the fiduciary duties of these directors and executive officers and any duties that such other stockholder may have to us or our other stockholders in general, these persons may have interests different than yours.

We are dependent on our key executives, the loss of which may have a material adverse effect on our Company.

Our future success will depend substantially upon the abilities of, and personal relationships developed by, Stephen C. Haley, our Chief Executive Officer, Chairman of the Board and majority stockholder, Richard McGee our Chief Operating Officer and Jan Norelid our Chief Financial Officer. The loss of Messrs. Haley, McGee and Norelid’s services could materially adversely affect our business and our prospects for the future. We do not have key person insurance on the lives of such individuals. Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel in the functional beverage industry is intense and we may not be able to retain our key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse affect upon our business, results of operations and financial condition

Our Common Stock is deemed a low-priced "Penny" stock, therefore an investment in our Common Stock should be considered high risk and subject to marketability restrictions.

Since our Common Stock is a penny stock, as defined in Rule 3a51-1 under the Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the Common Stock rises above $5.00 per share, if ever, trading in our Common Stock is subject to the penny stock rules of the Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and,
•	In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenue

Sales for the three months period ended September 30, 2007 and 2006 were $508,000 and $414,000, respectively. The increase of $94,000 was mainly due to increased sales to established retailers as well as the initial orders to new retailer chains. Revenue was positively impacted by adding new distributors in new geographical areas. As we also continued to transition to better positioned distributors in some territories, revenue was dampened in some cases, as this transition included some credits/returns with the discontinued distributors.

Gross profit

Gross profit was 47.2 percent of net revenue in the third quarter 2007, as compared to 37.7 percent for the same period in 2006. The increase in gross profit as percentage of revenue was mainly due to improved margins for certain sales channels and lower production costs, a total of 7.1 percentage points. Also, the cost of freight decreased due to improved shipping methods, and lower cost of shipping cans compared to glass, an improvement to gross profit of 2.4 percentage points.

Operating Expenses

Sales and marketing expenses increased to $336,000 in the third quarter 2007 as compared to $264,000 the same period in 2006, an increase of $71,000. This increase was mainly due to increased cost for samples, $43,000 and travel expenses, $33,000, partially offset by reduced marketing professional fees. General and administrative expenses increased to $647,000 in the third quarter 2007 as compared to $279,000 in the same period in 2006, an increase of $368,000. The increase was mainly due to increased cost for personnel, $219,000, increased research and development cost, $88,000 and professional fees and investor relations expenses $23,000.

Other expense

Other expense consists of interest on outstanding loans. Interest expense increased during the quarter due to increased liabilities.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenue

Sales for the nine months ended September 30, 2007 increased to $1.1 million, as compared to $1.0 million for the same period in 2006. The increase year over year is mainly due to the increase in revenue for the third quarter as explained above.

Gross profit

Gross profit was 33.8 percent of net revenue for the nine months of 2007, as compared to 30.7 percent for the same period in 2006. The increase in gross profit as percentage of revenue was mainly due to improved margins for certain sales channels and lower production costs, a total of 2.8 percentage points.

Operating Expenses

Sales and marketing expenses increased from $626,000 to $796,000 for the first nine months in 2007 as compared to the same period in 2006, an increase of $170,000. We have shifted to a great extent on how we are spending our sales and marketing cost. More money was spent on distributor support, $78,000, travel expenses, $76,000, product sampling, $61,000, and trade shows, $35,000, and we decreased spending on marketing fees and clipping services, $55,000. General and administrative expenses increased to $1.6 million for the first nine months in 2007 as compared to $505,000 for the same period in 2006, and increase of $1.1 million. The increase was mainly due to increased cost for personnel, $576,000, professional fees and investor relations expense, $231,000, insurance, $104,000, and research and development expense, $102,000.

We recognized an expense for termination of a consulting agreement in the first quarter of 2007 of $500,000. Coinciding with the reverse merger, the Company issued 1.4 million shares and an interest-free note for $250,000 to Mr. Gregory Horn, a director, as consideration for termination of a consulting agreement.

Other expense

Other expense consists of interest on outstanding loans. Interest expense increased during the nine months due to increased liabilities.

LIQUIDITY AND CAPITAL RESOURCES

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $1.5 million, $853,000 and $88,000, respectively, during the past three fiscal years of operation.  We have incurred an operating loss during the first nine months ending September 30, 2007 of $2.6 million. As a result, at September 30, 2007 we had an accumulated deficit of $5.0 million. At September 30, 2007, we had a working capital deficit of $1.3 million.  We have an operating cash flow deficit of $2.0 million for the nine months period ending September 30, 2007 and $1.2 million and $813,000, for the twelve month periods ended December 31, 2006 and 2005, respectively.  Our revenues have not been sufficient to sustain our operations.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.

Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop.  No assurances can be given when this will occur or that we will ever be profitable.

We fund part of our working capital from two lines of credit. One line of credit with a factoring company was renegotiated on January 31, 2007 and is for $500,000. The line of credit lets us borrow 80% of eligible receivables. The factoring flat fee is 1.5% of the invoice amount; in addition we incur an interest charge of prime rate plus three percent on the average outstanding balance. The outstanding balance as of September 30, 2007 was $156,000.

We entered into a second line of credit on February 28, 2007 for inventory financing. The line of credit is also for $500,000 and lets us borrow up to 50% of our cost of eligible finished goods. The line of credit carries an interest of 1.5% per month of the outstanding balance and a monitoring fee of 0.5% of the previous month’s average outstanding balance. The outstanding balance on the agreement as of September 30, 2007 was $175,000.

In April 2007, the Company received $250,000 in bridge financing from Brennecke Partners LLC. The loan is due on demand and carries interest of nine percent (9%) per year. The outstanding balance as of September 30, 2007 was $241,000.

We borrowed in 2004 and 2005 a total of $500,000 from one of our stockholders, the loan is not documented and carries interest of a rate variable with the prime rate. There is no repayment date or any plan to repay the loan. The outstanding balance as of September 30, 2007 was $650,000.

We borrowed $50,000 from the CEO of the Company in February 2006. The loan is not documented and carries interest of seven percent (7%). There is no repayment date or any plan to repay the loan. The outstanding balance as of September 30, 2007 was $56,000.

We terminated a consulting agreement with one of our directors. As partial consideration we issued a note payable for $250,000. The note has monthly amortization of $15,000 from March 31, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. The outstanding balance as of September 30, 2007 was $160,000.

We will require additional financing to sustain our operations. Management estimates that we need to raise an additional $5.0 million in order to implement our business plan over the next 12 months. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations. We anticipate that the purchase agreement with Fusion Capital Fund II, LLC, further described below, will help provide us with this funding. However, no assurances can be given that the Company will be able to raise sufficient financing through this agreement. We have the right to receive $100,000 every three business days from the sale of Common Stock to Fusion Capital under the Purchase Agreement unless our stock price equals or exceeds $0.50, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.45.

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our Common Stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. If obtaining sufficient financing from Fusion Capital were to prove unavailable and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs.

Even if we are able to access the full $16.0 million under the Purchase Agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

SHARE PURCHASE AGREEMENT

On June 22, 2007, we signed a $16 million common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”).  Under the Purchase Agreement, we received $500,000 from Fusion Capital on the signing of the agreement and we received an additional $500,000 on July 20, 2007 when a registration statement related to the transaction was filed with the SEC.  Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement (the “Registration Agreement”) with Fusion Capital.  Under the Registration Agreement, we filed a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement.  The SEC has declared effective the registration statement related to the transaction, we have the right over a twenty-five (25) month period to sell shares to Fusion Capital from time to time in amounts between $100,000 and $1 million, depending on certain conditions as set forth in the Purchase Agreement, up to an additional $15 million.

In consideration for entering into the Purchase Agreement, which provides for up to $15 million of future funding as well as the $1 million of funding prior to the registration statement being declared effective by the SEC, we agreed to issue to Fusion Capital 3,168,305 shares of our common stock.  The purchase price of the shares related to the $15 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital.  Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.45.  The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.  The proceeds received by the Company under the Purchase Agreement will be used for marketing expenses towards building the Celsius brand, working capital and general corporate use.

The foregoing descriptions of the Purchase Agreement and the Registration Agreement are qualified in their entirety by reference to the full text of the Purchase Agreement and its exhibits, a copy of which was filed as Exhibit 10.1, respectively to our Current Report on Form 8-K as filed with the SEC on June 25, 2007 and which is incorporated herein in its entirety by reference.

RELATED PARTY TRANSACTIONS

During 2006, the Company delivered and invoiced Specialty Beverage Distributors, Inc (“SBD”) $69,832 for products, no revenue was recorded as the collectibility was not reasonably assured. SBD is owned by a stockholder, and the CEO of the Company.

We received advances from one of our stockholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The total amount outstanding, including accrued interest, as of September 30, 2007 was $650,000. The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the shareholder.

The CEO, incurred expenses on the Company’s behalf in 2006, for which he was not reimbursed immediately. There was no liability to the President for these expenses as of September 30, 2007. We have since March 2006 accrued the CEO’s salary and the accrued salary as of September 30, 2007 was $171,000. Since June 1, 2007 we have paid his salary in full.

The CEO also lent the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, has no repayment date and the outstanding amount as of September 30, 2007 was $56,000.

Included in a consulting agreement, we acquired the rights to the trademark “Celsius” from one of our directors. Upon termination of the agreement certain payment was due. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of our common stock, valued at $250,000. The note has monthly amortization of $15,000 from September 30, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. In addition, we had previously accrued two percent in deferred royalty on our sales from January 1, 2006. The amount accrued, $24,546, was also considered part of the purchase price of the trademark. The outstanding balance as of September 30, 2007 was $160,000.

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”), the outstanding balance to Bibby as of September 30, 2007 and December 31, 2006 was $156,000 and $84,000, respectively. The CEO has also guaranteed without compensation the lease for the Company’s offices and a lease of a vehicle.

Item 3                      Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in internal controls

We have made no changes to our internal controls during the third quarter of 2007 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20, 2007, we sold 1,111,111 shares to Fusion Capital Fund II, LLC for a consideration before expenses of $500,000.

In September 2007, we sold 187,500 shares to various investors for a total consideration before expenses of $75,000.

In October 2007, we sold 649,662 shares to investors for a consideration before expenses of $325,000.

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

CELSIUS HOLDINGS, INC.

October 22, 2007	BY:	/s/: Jan Norelid
Jan Norelid, Chief Financial Officer and Chief Accounting Officer