Form 10KSB
period 2007-12-31
Celsius Holdings, Inc.
filed 2008-03-03
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CELSIUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	333-129847	20-2745790
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

140 NE 4th Avenue, Suite C
Delray Beach, FL 33483
(Address of principal executive offices) (Zip Code)

(561) 276-2239
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001

Former year ended September 30, 2006
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer has (1) filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The issuer's revenue for the fiscal year ended December 31, 2007 was $1,644,780. The aggregate market value of voting common equity held by non-affiliates as of February 22, 2008 was approximately $8.9 million, based upon the closing sale price as quoted on the OTC Bulletin Board of $0.17 on February 22, 2008. As of February 28, 2008 there were 109,825,558 shares of Common Stock issued and outstanding.

ITEM 1    DESCRIPTION OF BUSINESS

Formation

The Company was incorporated in the State of Nevada on April 26, 2005 under the name “Vector Ventures Corp.” The Company changed its name to “Celsius Holdings, Inc.” on December 26, 2006. On December 26, 2006, the Company completed a 4 for 1 forward split of its issued and outstanding share capital.

We are a holding company and carry on no operating business except through our direct wholly owned subsidiaries, Celsius, Inc. and Celsius Netshipments, Inc. Celsius, Inc. was incorporated in Nevada on January 18, 2007, and merged with Elite FX, Inc. (“Elite”) on January 26, 2007 (the “Merger”), which was incorporated in Florida on April 22, 2004. For financial accounting purposes, the Merger was treated as a recapitalization of Celsius Holdings, Inc (the “Company”) with the former stockholders of the Celsius Holdings, Inc retaining approximately 24.6% of the outstanding stock. This transaction has been accounted for as a reverse acquisition and accordingly the transaction has been treated as a recapitalization of Elite, with Elite as the accounting acquirer. The historical financial statements are a continuation of the financial statements of the accounting acquirer, and any difference of the capital structure of the merged entity as compared to the accounting acquirer’s historical capital structure is due to the recapitalization of the acquired entity. Celsius Netshipments, Inc was incorporated in Florida on March 29, 2007. We expect Celsius and Celsius Netshipments will generate substantially all of our operating revenue and expenses.

The Company has not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

Historical Information

The Company was formed as an exploration stage company, meaning we were formed to engage in the search for mineral deposits (reserves) which are not in either the development or production stage. We issued 2,000,000 units (8,000,000 post split units) to thirty-five (35) unrelated Stockholders for cash valued at $0.05 per unit pursuant to our SB-2 offering which closed on March 30, 2006. Each unit consisted of four shares and eight (8) share purchase warrants after taking into account the forward split of the Company completed on December 26, 2006. Each share purchase warrant was valid for a period of two years from the date of the prospectus, expiring on January 20, 2008 and was exercisable at a price of $0.025 per share taking into account the forward split.  All warrants issued were exercised prior to January 26, 2007.

Once we obtained funding under our March 30, 2006 SB-2 offering we began phase I exploration on our one property in the Company's portfolio, the One Gun Project, consisting of 9 unit mineral claims having a total surface area of approximately 473 acres. On October 23, 2006 we received the results of the initial campaign and though these were generally poor, the Dollar Ext Zone was located and good geological information was gained. Given there was a strong possibility that the One Gun Project claims would not contain any reserves we began to look at other potential mineral properties to explore or other possible business opportunities. In November 2006, we arranged for a bridge loan to Elite FX, Inc., a Florida corporation involved in the beverage industry (“Elite”).

On January 24, 2007, we entered into a merger agreement and plan of reorganization (the “Merger Agreement”) with Celsius, Inc, Elite and Stephen C. Haley, (as the “Indemnifying Officer” and “Securityholder Agent” of Elite) pursuant to which Elite was merged into Celsius, Inc. and became a wholly-owned subsidiary of the Company on January 26, 2007 (the “Merger”).

As of closing the Merger Agreement, we changed our business to the business of Elite and have ceased to be an exploration stage company.

Current Business of the Company

We are in the business of producing, distributing and marketing functional beverages.

We operate in the United States through our wholly-owned subsidiaries, Celsius Inc., which acquired the operating business of Elite through a reverse merger on January 26, 2007, and Celsius Netshipments, Inc. Celsius, Inc. is in the business of developing and marketing bottled drinks in the functional beverage category of the soft drink industry. Celsius® was the Company’s first commercially available product. Celsius is a calorie burning beverage. Celsius is currently available in five (5) flavors, cola, ginger ale, lemon/lime, orange and wild berry. Celsius Netshipments, Inc., incorporated in Florida on March 29, 2007, distributes the Celsius beverage via the internet. Our focus is on increasing sales of our existing products.

We are using Celsius as a means to attract and sign up direct-store-delivery (“DSD”) distributors across the United States of America. DSD distributors are wholesalers/distributors that purchase product, store it in their warehouse and then using their own trucks sell and deliver the product direct to retailers and their store shelves or cooler doors. During this process the DSD distributors make sure that the product is properly placed on the shelves, manage the invoicing and collection process and train local personnel. Most retailers that sell Celsius prefer this method to get beverages to their stores. There are some retailers that prefer a different method called direct-to-retailer (“DTR”). In this scenario, the retailer is buying direct from the brand manufacturer and the product is delivered to the retailer’s warehousing system. The retailer is then responsible to properly stock the product and get it to the shelves. Our strategy is to cover the country with a network of DSD distributors. This allows us to sell to retailer chains that prefer the DSD method and whose store locations span across distributor boundaries. We believe that a strong DSD network gives us a path to get to the smaller independent retailers who are too small to have their own warehousing and distribution systems and thus can only get their beverages from distributors. Our strategy of building a DSD network will not prohibit us from distributing via DTR when a retailer requests or requires it.

We have currently signed up distributors in many of the larger markets in the US (Chicago, Detroit, Boston, Tampa, South East Florida, Los Angeles, etc). We expect that it will take until the end of 2008 before we have most of the United States covered.

Our experience has shown that it takes about two to three months to bring on a DSD distributor. From initial interest to actual purchase order and kick off or the launch in that area, the steps include a physical meeting or two to explain the brand, target markets and our marketing plans. As we add sales reps we are able to do more of these activities at a time and speed up the process.

Our principal executive offices are located at 140 NE 4th Avenue, Delray Beach, Florida. Our telephone number is (561) 276-2239 and our website is http://www.celsius.com. The information contained on our web site does not constitute part of, nor is it incorporated by reference into, this 10-KSB annual report.

Industry Overview

The functional beverage market includes a wide variety of beverages with one or more added ingredients to satisfy a physical or functional need, which often carries a unique and sophisticated imagery and a premium price tag..  This category includes: The five fastest-growing segments of the functional beverage market include: herb-enhanced fruit drinks, ready-to-drink (RTD) teas, sports drinks, energy drinks, and single-serve (SS) fresh juice.

Our Products

In 2005, Elite introduced Celsius to the beverage marketplace and it is our first product. Two clinical studies have shown that a single 12oz serving of Celsius raises metabolism over a 3 to 4 hour period. Quantitatively, the energy expenditure was on average over 100 calories from a single serving.

It is our belief that clinical studies proving product claims will become more important as more and more beverages are marketed with functional claims. Celsius was one of the first beverages to be launched along with a clinical study. Celsius is also one of very few that has clinical research on the actual product. Some beverage companies that do mention studies backing their claims are actually referencing independent studies conducted on one or more of the ingredients in the product and not the actual product itself. We believe that it is important and will become more important to have studies on the actual product.

Two different research organizations have shown the calorie burning capability of Celsius in two separate clinical studies. This product line, which is referred to as our “core brand”, competes in the “functional beverage” segment of the beverage marketplace with distinctive flavors and packaging. This segment includes herb-enhanced fruit drinks, ready-to-drink (RTD) teas, sports drinks, energy drinks, and single-serve (SS) fresh juice.

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

Clinical Studies

We have funded two (2) U.S. based clinical studies for Celsius. Each conducted by research organizations and each studied the total Celsius formula. The first study was conducted by the Ohio Research Group of Exercise Science and Sports Nutrition, for which we paid $23,195. The second study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of the University of Oklahoma. We entered into a contract with the University of Oklahoma to pay $91,464 for part of the cost of the clinical study. In addition, we provided Celsius beverage for the studies and paid for the placebo beverage used in the studies. None of our officers or directors is in any way affiliated with either of the two research organizations. The results of the studies were filed in our SB-2 filed on October 9, 2007, as Exhibit 99.1 thereto.

The first study was conducted by the Ohio Research Group of Exercise Science and Sports Nutrition. The Ohio Research Group of Exercise Science & Sports Nutrition is a multidisciplinary clinical research team dedicated to exploring the relationship between exercise, nutrition, dietary supplements and health, www.ohioresearchgroup.com.

This placebo-controlled, double-blind cross-over study compared the effects of Celsius and the placebo on metabolic rate. Twenty-two (22) participants were randomly assigned to ingest a twelve (12) ounce serving of Celsius and on a separate day a serving of twelve (12) ounces of Diet Coke. All subjects completed both trials using a randomized, counterbalanced design. Randomized means that subjects were selected for each group randomly to ensure that the different treatments were statistically equivalent. Counterbalancing means that individuals in one group drank the placebo on the first day and drank Celsius on the second day. The other group did the opposite. Counterbalancing is a design method that is used to control ‘order effects’. In other words, to make sure the order that subjects were served does not impact the results and analysis.

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

Manufacture and Supply of Our Products

Our products are produced by beverage co-packers. A co-packer is a manufacturing plant that provides the service of filling bottles or cans for the brand owner. We believe the benefit of using co-packer is we do not have to invest in the production facility and can focus our resources on brand development, sales and marketing. It also allows us to produce in multiple locations strategically placed throughout the United States. Currently our products are produced in Memphis Tennessee, Rochester, New York and Mooresville, North Carolina. We usually produce about 25,000 cases (24 units per case) of Celsius in a production run. We supply all the ingredients and packaging materials.

The co-pack facility assembles our products and charges us a fee by the case. We follow a “fill as needed” manufacturing model to the best of our ability and we have no significant backlog of orders. The shelf life of the Celsius is not specified as sufficient tests have not been performed.

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. Generally, we obtain the ingredients used in our products from domestic suppliers and each ingredient has several reliable suppliers. The ingredients in the Celsius Beverage include Green Tea (EGCG), Ginger (from the root), Caffeine, B-Vitamins, Vitamin C, Taurine, Guarana, Chromium, Calcium, Glucoronalactone and Sucralose, and Celsius is packaged using a supplements facts panel. We have no major supply contracts with any of our suppliers. As a general policy, we pick ingredients in the development of our products that have multiple suppliers and are common ingredients. This provides a level of protection against a major supply constriction or calamity.

We believe that if we grow, we will be able to keep up with increased production demands. We believe that our current co-packing arrangement has the capacity to handle increased business we may face in the next twelve (12) months. To the extent that any significant increase in business requires us to supplement or substitute our current co-packer, we believe that there are readily available alternatives, so that there would not be a significant delay or interruption in fulfilling orders and delivery of our products. In addition, we do not believe that growth will result in any significant difficulty or delay in obtaining raw materials, ingredients or finished product.

Our Primary Markets

We target a niche in the soft drink industry known as functional beverages. The soft drink industry generally characterizes “functional” beverages as being made with nutritional and mineral additives, with upscale packaging, and often creating and utilizing new and unique flavors and flavor combinations.

Celsius is ultimately sold across many retail segments or channels. We group the grocery, convenience, drug, mass and club channel into one group as major channels. We classify health clubs, spas, gyms and similar locations as our Health and Fitness channel. We have recently entered, on a limited basis, into the vending and food service channel. We are working to expand our distribution into each channel. We reach these channels through sales to DSD distributors and whole-salers, who in turn sell to different channels or through sales to DTR customers. We cannot accurately estimate how much is sold in each channel, because the sales information comes through our DSD distributors’ and whole-salers’ sales information, and each one may or may not utilize the same sales channel classification as we do.

Distribution, Sales and Marketing

Our predecessor, Elite, initiated a grassroots marketing strategy to launch Celsius in 2005. This marketing strategy leveraged the significant media interest in the results of a clinical trial which confirmed the product’s functional benefit. Celsius was subsequently unveiled at the International Society for Sports Nutrition (ISSN) annual scientific symposium in June of 2005. Media interest in the category-creating positioning and clinical proof generated national coverage. Over 200 TV news stations aired over 800 segments highlighting Celsius, as well as articles in a multitude of news papers and magazines and their websites.

Once initial distribution was achieved in the southeastern United States, a top-tier branding agency was retained to develop a comprehensive integrated marketing communications program for use in regional and national roll-out.

These materials included Point of Sale graphics, billboards, print advertising layouts, coupon graphics, radio scripts and other creative components. All of these are not used in every market but provide a good foundation of promotional materials as we do launch in a specific area or with a specific distributor.

Celsius and the Beverage Supply Chain

Consumers buy their beverages in various ways. Most beverages are purchased at retailers which can be segmented by type of store such as grocery, drug, convenience/gas, mass and club. Some health focused beverages can be purchased in gyms, health clubs and spas. Some beverages are purchased from vending machines or food service organizations and some consumers order beverages over the internet to be delivered to their homes or offices.

Celsius is a brand that can sell through all of these channels and we are doing so now in the US. We intend to grow our volumes through each channel through various means. We classify the channels into four sub-groups, Major Channel (grocery, drub, convenience, club and mass), Health & Fitness (gyms, health clubs, etc), Vending/Food Service and Internet Sales. If we grow our distribution network, we believe the largest percentage of sales will come from the major channel.

In the future we will sell Celsius internationally and will group those sales in two large groups, export (an importer buys the product and resells it) and license (a bottler will license the rights to produce locally and then they will sell and distribute in their respective countries). In the immediate future we are focused on the US market.

Selling to and Growing the DSD Distribution Network

We are currently marketing to distributors using a number of marketing strategies, including direct solicitation, telemarketing, trade advertising and trade show exhibition. These distributors include established distributors of other beverages such as beer, energy drinks, soft drinks, water and ready to drink teas. Our distributors sell our products directly to retail chains, convenience stores, drugstores and mainstream supermarkets for sale to the public. We maintain direct contact with the distributors through our in-house sales managers. In limited markets, where the use of our direct sales managers is not cost-effective, we utilize food brokers and outside representatives. A DSD distributor will have a defined territory (usually determined by a set of counties). In almost all cases we will work with the distributor under a contractual arrangement. For the right to sell Celsius in their territory, they agree to certain duties of which one is a quarterly or yearly minimum of sales.

Distributors sell to the stores in their area. In many cases, the distributor services a chain of retail stores that have a corporate office or buying office that is outside their territory. We make the calls on those stores either on our own or through the neighboring distributor that does have the buying office in their territory. See Selling to Retail Stores for more detail.

Selling to Retail Stores

We are currently marketing to retail stores by utilizing trade shows, trade advertising, telemarketing, direct mail pieces and direct contact with retailers we believe would be interested our products. Our regional sales managers, working with our National Accounts personnel, will make sales calls to, and meet with, the buyers of these larger chains. Our strategy is for the chain to be serviced by our DSD distributors. Examples of major retail chains that carry Celsius and get their product through our DSD distributors include: Walgreens (Michigan, Ohio and Florida), Kings Soopers and Diamond Shamrocks (Colorado), Hannafords (Northeast), Sweetbay (Florida). In some cases, the retailers are so large that they have established their own distribution and warehousing systems and in these cases we will sell DTR. Examples of these are Krogers, Vitamin Shoppes (across United States), and Raley’s (California), Valero (Texas).

Vending and Food Service Providers

We believe that vending is a way to not only get Celsius into the hands of more consumers, in addition, when the machines are labeled or branded with our graphics; they become great promotional signage to help build awareness. We are currently working to sign up vending and food service brokers across the US that will sell to the vending machine operators and the food service providers. The vending operators and food service providers will buy Celsius either from our DSD distributors or vending distributors strategically located across the US.

Sales Direct to Consumers (Internet Sales)

Consumers are able to purchase Celsius directly from our website. We have customers that choose this method of purchase and delivery in all 48 contiguous states and a few sales in Hawaii and Alaska. We are not focused on building this channel but it helps us build brand awareness in areas that do not have strong retailer or distributor presence yet.

Marketing to Consumers

Advertising. We intend to utilize several marketing strategies to market directly to consumers. Advertising in targeted consumer magazines aimed at consumers interested in weight loss, diet and fitness, in-store discounts on the products, in-store product demonstration, street corner sampling, coupon advertising, consumer trade shows, event sponsoring and our website http://www.celsius.com are all among consumer-direct marketing devices we intend to utilize in the future.

In-Store Displays. As part of our marketing efforts, we intend to offer in-store displays in key markets. We also believe that our unique packaging is an important part of making successful products.

Seasonality of Sales

Sales of our beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets.

Competition

Our products compete broadly with all beverages available to consumers. The beverage market is highly competitive, and includes international, national, regional and local producers and distributors, many of whom have greater financial, management and other resources than us.

Our direct competitors in the functional beverage market include but are not limited to The Coca-Cola Company, Cadbury Schweppes, PepsiCo, Inc., Nestlé, Waters North America, Inc., Hansen Natural Corp., Red Bull and Glaceau.

While we believe that we offer a unique product which will be able to compete favorably in this marketplace, the expansion of competitors in the functional beverage market, along with the expansion of our competitors’ products, many of whom have substantially greater marketing, cash, distribution, technical and other resources than we do, may impact our products and ultimate sales to distributors and consumers.

Proprietary Rights

In connection with our acquisition of the business of Elite, we have acquired the Celsius® trademark, which is registered in the United States, and in some foreign countries.

We will continue to take appropriate measures, such as entering into confidentiality agreements with our contract packers and exclusivity agreements with our flavor houses, to maintain the secrecy and proprietary nature of our flavor concentrates. We consider our trademarks and flavor concentrate trade secrets to be of considerable value and importance to our business. No successful challenges to our registered trademarks have arisen in the United States and we have no reason to believe that any such challenges will arise in the future.

Research and Development

During 2006, the Company focused its efforts on Celsius, limiting new product development to flavor line extensions of this high-potential brand. Two new flavors, orange and wild berry, were developed and launched during 2006 with positive results.

We followed a detailed process to identify, qualify and develop Celsius. We began in 2007 the process for the next brand that we plan to launch into the distribution network. In July 2007, we hired a research and development professional to work full time on this process. The objective is to allow the majority of the Company to stay focused on the current product, Celsius, and the distribution expansion while insuring that there will be additional follow-on brands. In 2008 and going forward, we intend to target development and launch one high-potential new product per year. We have in 2006 and 2007 spent approximately, $11,000 and $214,000, respectively, on research and development.

Government Regulation

The production, distribution and sale of our products in the United States is subject to the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act of 1994, the Occupational Safety and Health Act, various environmental statutes and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. California law requires that a specific warning appear on any product that contains a component listed by California as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally in the product or that are contributed to the product solely by a municipal water supply are generally exempt from the warning requirement. While none of our products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of our products.

Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in certain states and localities and in Congress, and we anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.

Our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

Environmental Matters

Based on our current operations, environmental protection requirements do not have a significant financial and operational effect on the capital expenditures, earnings and competitive position of our company in the current financial year and are not expected to have a significant effect in the reasonably foreseeable future.

Employees

As of February 19, 2008, we employed a total of twenty-one employees on a full-time basis. Of our twenty-one employees, we employ four in administrative capacities and seventeen persons in sales and marketing capacities. We have not experienced any work stoppages. We have not entered into any collective bargaining agreements. We consider our relations with employees to be good.

ITEM 2    DESCRIPTION OF PROPERTY

 Our executive offices are located at 140 NE 4th Avenue, Suite B and C, Delray Beach, FL 33483. We are currently being provided with space at this location by an unrelated third party, pursuant to a twelve (12) month lease for $6,717 per month.

The Company has no warehouses or other facilities. We produce our products through the following packing, or co-pack, facilities: Chism-Hardy Enterprises (Memphis, Tennessee) for bottles and cans; High Falls Brewing Company (Rochester, New York) for bottles; and Carolina Beer & Beverage (Mooresville, North Carolina) for cans. We have approved other facilities for co-packing of bottles in Oregon and Wisconsin but have not begun producing product at these facilities.

ITEM 3    LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock was first quoted on the Over-the-Counter Bulletin Board on September 11, 2006, under the trading symbol “VCVC”. Our trading symbol was changed on December 26, 2006 to “CSUH”. The following quotations reflect the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from otcbb.com) for each full financial quarter since being quoted were as follows:

Quarter Ended(1)	High	Low
December 31, 2007	$0.65	$0.13
September 30, 2007	$1.31	$0.47
June 30, 2007	$1.78	$0.62
March 31, 2007	$3.67	$1.20
December 31, 2006(2)	$0.60	$0.00
September 30, 2006	N/A	N/A
June 30, 2006	N/A	N/A
March 31, 2006	N/A	N/A

Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)	The Company was originally first quoted on the OTCBB on September 11, 2006.

Holders of Our Common Stock

As of January 3, 2008, we have approximately 41 stockholders of record, and more than 6,000 beneficial owners holding our common stock in their brokers' name.

Dividends

The Company has never declared nor paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. The Company’s current policy is to retain any earnings in order to finance the expansion of its operations. The Company’s Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent Sales of Unregistered Securities

On January 24, 2007, we entered into a merger agreement and plan of reorganization with Celsius, Inc., Elite and Stephen C. Haley, (as the “Indemnifying Officer” and “Securityholder Agent” of Elite) pursuant to which Elite was merged into Celsius, Inc. and became a wholly-owned subsidiary of the Company on January 26, 2007 (the “Merger”).

Under the terms of the Merger we issued:

•	70,912,246 shares of Common Stock to the stockholders of Elite, including 1,337,246 shares of common stock issued as compensation, as full consideration for the shares of Elite;

•
1,391,500 shares of Common Stock and a promissory note in the amount of $250,000.00 to Specialty Nutrition Group, Inc. (“SNG”) as consideration for termination of a consulting agreement and assignment of certain trademark rights to the name “Celsius”. The note is non-interest bearing and requires the Company to pay SNG $15,000 a month for eight (8) months starting March 30, 2007 and a lump sum payment of $130,000 on November 30, 2007.

These shares of our Common Stock and the note qualified for exemption under Section 4(2) of Securities Act of 1933, as amended (the “Securities Act”), since the issuance of shares by us did not involve a public offering. The offerings were not “public offerings” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares or notes to a high number of investors. In addition, these stockholders and the note holder had and agreed to the necessary investment intent as required by Section 4(2). Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these transactions.

In addition, under the terms of the Merger we issued:

•
Warrants to Investa Capital Partners Inc. representing 3,557,812 shares of Common Stock of the Company (the “Investa Warrant”) which were exercised on February 9, 2007 for aggregate consideration of $500,000 in cash.

•
1,300,000 shares of Common Stock concurrent with the Merger in a private placement to non-US resident investors for aggregate consideration of US$650,000 which included the conversion of a $250,000 loan to the Company

On November 8, 2006, we issued a promissory note in the principal amount of US$250,000 to Barca Business Services (“Barca”). Prior to the execution of the Note, there was no relationship between Barca and us. The Note bore interest at an annual rate of eight percent (8%) per annum and was due and payable in full one year from the date of issuance. The note was converted into 500,000 shares of Common Stock as part of a private placement conducted concurrent with the close of the Merger.

On February 23, 2007 we issued 3,557,812 shares of Common Stock to Investa Capital Partners Inc. for an aggregate consideration of $500,000 in cash representing their exercise of the Investa Warrant issued under the terms of the Merger.

On April 2, 2007 we issued a promissory note to Brennecke Partners, LLC for $250,000. The note is due on demand and carry interest of 9 percent per annum.

On May 15, and June 2, 2007, we issued 30,000 and 50,000 shares of Common Stock, respectively to RedChip Companies as consideration for investor relations services. The shares were valued at $70,500 based on the then current market price.

On June 15, 2007, we issued 25,000 shares of Common Stock to Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion”), as non-allocable expense reimbursement to cover such items as travel expenses and other expenses in connection with their due diligence of a finance transaction with the Company. The shares were valued at $33,500 based on the then current market price.

On June 22 and July 16, 2007, we issued a total of 3,168,305 shares for a total consideration of $1.0 million as part of a common stock purchase agreement with Fusion Capital.

MidSouth Capital, Inc. received as placement agent for the Fusion Capital financing, a warrant to purchase 75,000 shares at a price of $1.31 per share.

On September 17 and 27, 2007; and on October 3, 2007, we issued a total of 250,000 unregistered shares to four parties for a total consideration of $100,000 as part of a private placement.

On October 1, 2007, we issued a total of 30,000 unregistered shares as consideration for a trademark agreement. The shares were valued at $16,500 based on the then current market price.

On October 25, 2007, we issued a total of 100,000 shares as consideration for a licensing agreement. The shares were valued at $53,000 based on the then current market price.

On December 18, 2007 the Company received a $250,000 convertible loan from CD Financial LLC. The loan incurs eight percent interest per annum, and the note is due on April 16, 2008. The note can be converted to Company common stock after February 16, 2008 at a rate equal to seventy five percent of the average of the previous five days volume weighted average price for trading of the common stock.

On December 19, 2007, the Company entered into a $6 million security purchase agreement (the “Security Agreement”) with Golden Gate Investors, Inc (“GGI”), a California corporation. Under the Security Agreement, the Company issued as a first tranche a $1.5 million convertible debenture maturing on December 19, 2011. The debenture accrues seven and 3/4 percent interest per annum.  As consideration the Company received $250,000 in cash and a note receivable for $1,250,000. The note receivable accrues eight percent interest per annum and is due on December 19, 2012. The note has a pre-payment obligation of $250,000 per month when certain criteria are fulfilled. The most significant feature of the debenture is that, after June 19, 2008, the holder may convert the debenture into freely tradable shares of the Company’s common stock, subject to continuing compliance with Rule 144 promulgated under the Securities Act. The debenture is convertible to common shares at a conversion rate of eighty percent of the average of the three lowest volume weighted average prices for the previous 20 trading days.

The Company believes that all of the foregoing sales qualified for exemption under Section 4(2) of the Securities Act since the issuance of the notes and shares by us did not involve a public offering. The offerings were not “public offerings” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares or notes to a high number of investors. In addition, these stockholders and note holders had and agreed to the necessary investment intent as required by Section 4(2). Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933, as amended, for these transactions.

We did not employ an underwriter in connection with the issuance of the securities described above.

ITEM 6    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following is a discussion of the financial condition and results of operations of Celsius Holdings, Inc. comparing the twelve months ended December 31, 2007 compared to the twelve months ended December 31, 2006. We operate in the United States through our wholly-owned subsidiaries Celsius Netshipments, Inc. and Celsius Inc, which acquired the operating business of Elite FX, Inc. through a reverse merger on January 26, 2007. You should read this section together with the Company’s financial statements included in Form 10-KSB, including the notes to those financial statements, for the years mentioned above. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

Overview

We are in the business of producing, distributing and marketing bottled drinks in the functional beverage category of the soft drink industry. Celsius® was our first commercially available product. Celsius is a calorie burning soda. Celsius is currently available in five (5) flavors: cola, ginger ale, lemon/lime, orange and wild berry.

We started our business toward the end of 2004. We had our first revenue in 2005 and have increased the number of distributor and stores that carry our products rapidly over the last two years. We had approximately thirty-five distributors in 2006 and during 2007 we had approximately the same number of active distributors.

We are using Celsius as a means to attract and sign up DSD (direct store delivery) distributors across the US. Once we have a comprehensive network in place we plan on launching additional brands through that network.

DSD distributors are wholesalers/distributors that will purchase product, store it in their warehouse and then using their own trucks sell and deliver the product direct to retailers and their store shelves or cooler doors. During this process they will make sure that the product is properly placed on the shelves, the invoicing and collection process is managed and local personnel are trained. Most retailers prefer this method to get beverages to their stores. There are some retailers that prefer a different method called Direct to Retailer (DTR). In this scenario, the retailer is buying direct from the brand manufacturer and the product is delivered to the retailer’s warehousing system. The retailer is then responsible to properly stock the product and get it to the shelves. Our strategy is to cover the country with a network of DSD distributors. This allows us to sell to retailer chains that prefer this method and whose store locations span across distributor boundaries. Also, and maybe more importantly, a strong DSD network gives us a path to get to the smaller independent retailers who are too small to have their own warehousing and distribution systems and thus can only get their beverages from distributors. Our strategy of building a DSD network will not prohibit us from going DTR when a retailer requests or requires it.

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

Our principal executive offices are located at 140 NE 4th Avenue, Delray Beach, FL 33483. Our telephone number is (561) 276-2239 and our website is http://www.celsius.com. The information contained on our website does not constitute part of, nor is it incorporated by reference into, this Prospectus.

Forward-Looking Statements

Information included or incorporated by reference in this 10-KSB may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This 10-KSB contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Description of Business”, as well as in this Prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Prospectus generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Prospectus will in fact occur.

Accounting Policies and Pronouncements

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.

Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

Although our significant accounting policies are described in Note 1 of the notes to consolidated financial statement, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements.. For a detailed discussion on the application of these and our other accounting policies, see Note 1 contained in Part II, Item 7 to the Consolidated Financial Statements for the year ended December 31, 2007.

Accounts Receivable – We evaluate the collectibility of its trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected.  In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

Revenue Recognition – Our products are sold to distributors, wholesalers and retailers for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.  All sales to distributors and retailers are final sales and we have a “no return” policy; however, in limited instances, due to credit issues or distributor changes, we may take back product. We believe that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

Inventory – We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost and estimated net realizable value and include adjustments for estimated obsolescence, principally on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values are based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates.

Intangibles – Intangibles are comprised primarily of trademarks that represent our exclusive ownership of the Celsius® trademark in connection with the manufacture, sale and distribution of supplements and beverages.  The Company also owns, or is in process of registering, some other trademarks in the United States, as well as in a number of countries around the world.

In accordance with SFAS No. 142, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment.  If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount.  The fair value is calculated using the income approach.  However, preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.

Based on management’s impairment analysis performed for the year ended December 31, 2007, the estimated fair values of trademarks exceeded the carrying value.

In estimating future revenues, we use internal budgets.  Internal budgets are developed based on recent revenue data and future marketing plans for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

Stock-Based Compensation –We use the Black-Scholes-Merton option pricing formula to estimate the fair value of its stock options at the date of grant. The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.

Newly Issued Accounting Pronouncements

Information regarding newly issued accounting pronouncements is contained in Part II, Item 7, Note 1 to the Consolidated Financial Statements for the year ended December 31, 2007.

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenue

Revenue increased 26.8 % for the year 2007 to $1.6 million, as compared to $1.3 million in 2006. The increase of $348,000 was mainly due to increase of our sales of Celsius in sleek cans, which we started to ship in May of 2007. We have seen a trend of more sales of cans compared to bottles. If we look at our sales by quarter, we can see a downward trend during 2006 and an upward trend during 2007. For instance, our revenue during the fourth quarter of 2007 was 95% higher than the same quarter in 2006.

Gross Profit

Cost of sales was 62.9% during the year 2007 as compared to 65.5% in 2006. The decrease in cost of sales was mainly due improved margins on cans compared to bottles, which was partially offset by some returns from customers in the middle of the year 2007, when we were shifting some of our distributors to new distributors that we believe will better serve us in the future.

Operating Expenses

Sales and marketing expenses increased to $1.5 million in 2007 as compared to $1.0 million in 2006, an increase of $547,000. This increase was mainly due to increased cost for personnel, $341,000; increased cost of sampling events, $96,000 and other various marketing expenses, partially offset by reduced royalty fees of $66,000 and reduced print and radio media advertising. We have shifted our focus on sales and marketing expenditure. We spend more on direct distributor support and less on public relations expense. General and administrative expenses increased to $2.1 million in 2007 as compared to $791,000 in 2006, an increase of $1.3 million. The increase was mainly due to increased cost for personnel, $655,000, for professional fees and investor relations expenses, $239,000 and for product development cost, $203,000, as well as increased insurance expense, office expense, etc.

We recognized an expense for termination of a consulting agreement in the first quarter of 2007 of $500,000. Coinciding with the Merger, the Company issued 1.4 million shares of Common Stock, valued at $250,000, and an interest-free note for $250,000, as consideration for termination of a consulting agreement.

Other Expense

Other expense consists of interest on outstanding loans of $181,000 in 2007 as compared to $112,000 in 2006. The increase of $70,000 was mainly due to increased loans. As part of this expense, we recorded amortization of debt discounts on two convertible notes for a total of $8,000. The remaining un-amortized debt discount was $236,000 as of December 31, 2007.

Liquidity and Capital Resources

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $3.7 million, $1.5 million and $853,000, respectively, during the past three years of operation, 2007, 2006 and 2005, respectively. As a result, at December 31, 2007, we had an accumulated deficit of $6.1 million. At December 31, 2007, we had a working capital deficit of $1.7 million. The independent auditor’s report for the year ended December 31, 2007, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $2.6, $1.2 million and $813,000, for last three years, respectively. Our revenue has not been sufficient to sustain our operations. We expect that our revenue will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop. No assurances can be given when this will occur or that we will ever be profitable.

We fund part of our working capital from two lines of credit. One line of credit with a factoring company was renegotiated on January 31, 2007 and is for $500,000. The line of credit lets us borrow 80% of eligible receivables. The factoring flat fee is 1.5% of the invoice amount; in addition we incur an interest charge of prime rate plus three percent on the average outstanding balance. The outstanding balance as of December 31, 2007 was $103,000.

We entered into a second line of credit on February 28, 2007 for inventory financing. The line of credit is also for $500,000 and lets us borrow up to 50% of our cost of eligible finished goods. The line of credit carries an interest of 1.5% per month of the outstanding balance and a monitoring fee of 0.5% of the previous month’s average outstanding balance. The outstanding balance as of December 31, 2007 was $222,000.

In April 2007, the Company received $250,000 in bridge financing from Brennecke Partners LLC. The loan is due on demand and carries interest of nine percent (9%) per year. The outstanding balance on the note as of December 31, 2007 was $226,000. In January 2008, we renegotiated the note converting the balance for one million shares in the Company and a new non-interest bearing note for $105,000, payable in 7 monthly installments starting March 1, 2008.

We borrowed in 2004 and 2005 a total of $500,000 from one of our stockholders carries interest of a rate variable with the prime rate. There is no repayment date or any plan in place to repay the loan. The outstanding balance as of December 31, 2007 was $669,000.

We borrowed $50,000 from the CEO of the Company in February 2006. The loan carries interest of seven percent. There is no repayment date or any plan in place to repay the loan. The outstanding balance as of December 31, 2007 was $57,000. As of December 31, 2007, we also owe the CEO $171,000 for accrued salaries from 2006 and 2007.

We terminated a consulting agreement with a company controlled by one of our directors. As partial consideration we issued a note payable for $250,000. The outstanding balance as of December 31, 2007 was $160,000.

We issued in December 2007 a convertible note for $1.5 million and received $250,000 in cash and a note receivable for $1.3 million; see further discussion below on our purchase agreement with Golden Gate Investors.

We issued in December 2007, a convertible note to CD Financial for $250,000. The note carries 8 percent interest and is due on April 16, 2008.

We have received during 2007 a total of $400,000 as deposits against future orders from an international customer. We have yet to receive the purchase order from the customer.

We will require additional financing to sustain our operations. Management estimates that we need to raise an additional $5.0 million in order to implement our business plan over the next 12 months. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations. No assurances can be given that the Company will be able to raise sufficient financing.

The following table summarizes contractual obligations and borrowings as of December 31, 2007, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods (in thousands). We expect to fund these commitments primarily with raising of debt or equity capital.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Debt to related party	1,057	1,057	—	—	—
Loans payable	2,086	757	14	1,315	—
Purchase obligations	—	—	—	—	—
Total	$3,143	$1,814	$14	$1,315	$—

Our Purchase Agreement with Fusion Capital

On June 22, 2007, we signed a $16 million common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). We received $500,000 from Fusion Capital at the time of signing the agreement and $500,000 when we filed a registration statement, in exchange for 3,168,305 shares of common stock. After the SEC declared effective the registration statement related to the transaction, we received additionally $400,000 in October of 2007 in exchange for 795,495 shares of common stock. We have the right over a twenty-five (25) month period to sell shares of Common Stock to Fusion Capital from time to time in amounts between $100,000 and $1 million, depending on certain conditions as set forth in the Purchase Agreement, up to an additional $14.6 million.

The purchase price of the shares related to the $14.6 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital. Fusion Capital shall not have the right or the obligation to purchase any shares of our Common Stock on any business day that the price of our Common Stock is below $0.45. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us. The proceeds received by the Company under the Purchase Agreement will be used for marketing expenses towards building the Celsius brand, working capital and general corporate use.

The foregoing description of the Purchase Agreement and the Registration Agreement are qualified in their entirety by reference to the full text of the Purchase Agreement and the Registration Agreement, a copy of each of which was filed as Exhibit 10.1 and 10.2, respectively to our Current Report on Form 8-K as filed with the SEC on June 25, 2007 and each of which is incorporated herein in its entirety by reference.

Our Purchase Agreement with Golden Gate Investors, Inc.

On December 19, 2007, we entered into a securities purchase agreement with Golden Gate Investors, Inc (“GGI”). The agreement includes four tranches of $1,500,000 each.  Each tranche consists of a 7.75% convertible debenture (the “Debenture”) issued by the Company, in exchange for $250,000 in cash and a promissory note for $1,250,000 issued by GGI which matures on February 1, 2012. The promissory note contains a prepayment provision which requires GGI to make prepayments of interest and principal of $250,000 monthly upon satisfaction of certain conditions. One of the conditions to prepayment is that Company’s shares issued pursuant to the conversion rights under Debenture must be freely tradable under Rule 144 of the Securities Act of 1933. The Debenture can be converted at any time with a conversion price as the lower of (i) $1.00, or (ii) 80% of the average of the three lowest daily volume weighted average price during the 20 trading days prior to GGI’s election to convert. The Company is not required to issue the shares unless a corresponding payment has been made on the promissory note.

Tranches 2, 3 and 4 can be consummated at the election of GGI at any time beginning upon the execution of the Debenture, or successive debenture, until the balance due under the Debenture, or each successive debenture, decreases below $250,000. Tranches 2, 3 and 4 of the agreement with Golden Gate Investors, Inc. may be rescinded and not effectuated by either party, subject to payment of a penalty.

The foregoing description is qualified in their entirety by reference to the full text of the promissory note, purchase agreement, and Debenture, a copy of each of which was filed as Exhibit 10.2, 10.3, and 10.4 respectively to our Current Report on Form 8-K/A-1 as filed with the SEC on January 9, 2008 and each of which is incorporated herein in its entirety by reference.

Related Party Transactions

During 2006, the Company delivered and invoiced Specialty Beverage Distributors, Inc (“SBD”) $69,832 for products, no revenue was recorded as the collectability was not reasonably assured. SBD is owned by a stockholder and the CEO of our Company.

We received advances from one of our stockholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The total amount outstanding, including accrued interest, as of December 31, 2007 was $669,000. The loan has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the stockholder.

We have accrued the CEO’s salary from March 2006 through May 30, 2007.  The total accrued salary as of December 31, 2007 was $171,000. Since June 1, 2007 we have paid his salary in full.

The CEO also lent the Company $50,000 in February 2006. This loan is accrues seven percent interest, has no repayment date and the outstanding amount as of December 31, 2007 was $57,000.

In August of 2006, we acquired the rights to the trademark “Celsius” pursuant to a consulting agreement with a Company controlled by one of our directors. Upon cancelling the consulting agreement a certain payment was due. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of our Common Stock, valued at $250,000. The note has monthly amortization of $15,000 from June 30, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. In addition, we had previously accrued two percent (2%) in deferred royalty on our sales from January 1, 2006. The Company has only made six of the monthly installment payments of the note payable, and the outstanding amount as of December 31, 2007 was $160,000.

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”). The outstanding balance to Bibby as of December 31, 2007 and December 31, 2006 was $103,000 and $84,000, respectively. The CEO has also guaranteed the lease of a vehicle on behalf of the Company, and was previously guaranteeing the office lease for the Company. The CEO was not compensated for issuing the guarantees.

Related party transactions are contracted on terms comparable to the terms of similar transactions with unaffiliated parties.

Going Concern

The accompanying consolidated financial statements are presented on a going concern basis. The Company has suffered losses from operations, has a stockholders' deficit, and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management is currently seeking new capital or debt financing to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds. If not successful in obtaining financing, the Company will have to substantially diminish or cease its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.    CONSOLIDATED FINANCIAL STATEMENTS

Celsius Holdings, Inc. and Subsidiaries

1900 NW Corporate Blvd., Suite 210 East Boca Raton, Florida 33431 Tel. 561-886-4200 Fax. 561-886-3330 e-mail:info@sherbcpa.com
SHERB & CO., LLP	Offices in New York and Florida

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Celsius Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Celsius Holdings, Inc. and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2007 and 2006, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to  have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the  effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2007 and the results of their operations and cash flows for the years ended December 31, 2007 and 2006, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholders' deficit, and has a negative working capital all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP Certified Public Accountants
Boca Raton, Florida February 28, 2008

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31,
2007
ASSETS
Current Assets:
Cash	$257,482
Accounts receivable	276,877
Inventories, net	578,774
Prepaid expenses and other current assets	44,960

Total current assets	1,158,093

Property, fixtures and equipment, net	64,697
Intangible assets, net	41,500
Note receivable	1,250,000
Other assets	18,840

Total assets	$2,533,130

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$594,828
Notes payable	550,307
Deposit from customer	400,000
Short term portion of long term liabilities	7,184
Convertible note payable, net of debt discount of $51,020	199,692
Due to related parties	1,056,721

Total current liabilities	2,808,732

Convertible note payable, net of debt discount of $185,086	1,314,914
Other long term liabilities	14,236

Total liabilities	4,137,882

Stockholders' Deficit:
Preferred stock; $.001 par value, 50,000,000 shares authorized, none issued or outstanding	-
Common stock; $.001 par value, 350,000,000 shares authorized,
105,610,358 issued and outstanding	105,611
Additional paid in capital	4,410,405
Accumulated deficit	(6,120,768)

Total stockholders’ deficit	(1,604,752)

Total liabilities and stockholders’ deficit	$2,533,130

See Notes to Consolidated Financial Statements

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2007	2006
Revenue	$1,644,780	$1,296,958
Revenue, related party	-	128
Total Revenue	1,644,780	1,297,086

Cost of revenue	1,033,971	815,154
Cost of revenue, related party	-	34,916
Total cost of revenue	1,033,971	850,070

Gross profit	610,809	447,016

Operating expenses:
Selling and marketing expense	1,545,323	998,510
General and administrative expense	2,109,874	791,290
Termination of contract expense, related party	500,000	-

Total operating expenses	4,155,197	1,789,800

Operating loss	(3,544,388)	(1,342,784)

Other expenses:
Interest expense, related party	75,647	72,468
Interest expense, other, net	105,806	39,101

Total other expenses	181,453	111,569

Net loss	$(3,725,841)	$(1,454,353)

Loss per share, basic and diluted	$(0.04)	$(0.02)

Weighted average shares outstanding -
basic and diluted	100,688,634	70,912,246

See Notes to Consolidated Financial Statements

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit

Balance at December 31, 2005	69,575,000	$69,575	$705,425	$(940,574)	$(165,574)

Net loss				(1,454,353)	(1,454,353)
Balance at December 31, 2006	69,575,000	69,575	705,425	(2,394,927)	(1,619,927)
Effect of recapitalization due to merger	24,000,000	24,000	329,117		353,117
Issuance of common stock
in exchange of note	500,000	500	249,500		250,000
Issuance of common stock
for cash	5,013,800	5,014	1,777,720		1,782,734
Exercise of warrants	3,557,812	3,558	496,442		500,000
Shares issued as compensation	1,572,246	1,572	196,928		198,500
Shares issued for termination of contract	1,391,500	1,392	273,154		274,546
Beneficial conversion feature of debt instrument			243,838		243,838
Stock option expense			138,281		138,281
Net loss				(3,725,841)	(3,725,841)
Balance at December 31, 2007	105,610,358	$105,611	$4,410,405	$(6,120,768)	$(1,604,752)

See Notes to Consolidated Financial Statements

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,725,841)	$(1,454,353)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	11,658	1,665
Impairment of intangible assets	26,000	-
Termination of contract	500,000	-
Issuance of stock options	138,281	-
Accrued interest, related parties and stockholders	126,647	209,086
Interest expense, debt discount amortization	7,732	-
Issuance of shares as compensation	198,500	-
Changes in operating assets and liabilities:
Accounts receivable	(148,558)	(94,980)
Inventories	(13,675)	(298,686)
Prepaid expenses and other current assets	3,674	(38,635)
Other long-term assets	(12,580)	-
Accounts payable and accrued expenses	(62,524)	496,580
Deposit from customer	400,000	-
Net cash used in operating activities	(2,550,686)	(1,179,323)

Cash flows from investing activity:
Purchases of intangible assets	(41,500)	(26,000)
Purchases of property, fixtures and equipment	(46,164)	(27,646)
Net cash used in investing activities	(87,664)	(53,646)

Cash flows from financing activities:
Proceeds from sale of common stock	1,782,734	200,000
Proceeds from exercise of warrants	500,000	-
Proceeds from recapitalization due to merger	353,117	-
(Repayment) Proceeds from note to stockholders	(621,715)	600,000
Proceeds from issuance of convertible notes	500,000	-
Proceeds from loans payable	483,891	365,772
Repayment of loans payable	(24,325)	-
Proceeds from due to related parties	(106,449)	58,736
Net cash provided by financing activities	2,867,253	1,224,508
Increase (decrease) in cash	228,903	(8,461)

Cash, beginning of year	28,579	37,040
Cash, end of year	$257,482	$28,579

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$107,364	$17,386
Cash paid during the year for taxes	$-	$-

See Notes to Consolidated Financial Statements

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business —Celsius Holdings, Inc. (f/k/a Vector Ventures Corp., the “Company”) was incorporated under the laws of the State of Nevada on April 26, 2005.  The Company was formed to engage in the acquisition, exploration and development of natural resource properties. On December 26, 2006 the Company amended its Articles of Incorporation to change its name from Vector Ventures Corp. as well as increase the authorized shares to 350,000,000, $0.001 par value common shares and 50,000,000, $0.001 par value preferred shares.

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

Under the terms of the Merger Agreement, the Company issued:

•	70,912,246 shares of its common stock to the stockholders of Elite, including 1,337,246 shares of common stock issued as compensation, as full consideration for the shares of Elite;

•	warrants to Investa Capital Partners Inc. to purchase 3,557,812 shares of common stock of the Company for $500,000. The warrants were exercised in February 2007;

•	1,391,500 shares of its common stock as partial consideration for termination of a consulting agreement and assignment of certain trademark rights to the name “Celsius”;

•	options to purchase 10,647,025 shares of common stock of the Company in substitution for the options currently outstanding in Elite;

•
1,300,000 shares of its common stock concurrent with the Merger in a private placement to non-US resident investors for aggregate consideration of US$650,000 which included the conversion of a $250,000 loan to the Company.

Celsius Holdings, Inc’s majority stockholder, Mr. Kristian Kostovski, cancelled 7,200,000 shares of common stock of the Company held by him shortly after the close of the Merger Agreement.

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

Going Concern — The accompanying consolidated financial statements are presented on a going concern basis. The Company has suffered losses from operations, has a stockholders' deficit, and has a negative working capital that raise substantial doubt about its ability to continue as a going concern.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management is currently seeking new capital or debt financing to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds. If not successful in obtaining financing, the Company will have to substantially diminish or cease its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Consolidation Policy — The accompanying consolidated financial statements include the accounts of Celsius Holdings, Inc. and subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Significant Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Concentrations of Risk — Substantially all of the Company’s revenue derives from the sale of the Celsius beverage.

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

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At December 31, 2007, the Company did not have any investments with maturities greater than three months.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2007, there was no allowance for doubtful accounts.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the average method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable.

Property, Fixtures, and Equipment — Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets — Asset impairments are recorded when the carrying values of assets are not recoverable.

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

Intangible Assets — Intangible assets consist of the web domain name Celsius.com and other trademarks and trade names, and are subject to annual impairment tests. This analysis will be performed in accordance with Statement of Financial Standards (‘‘SFAS’’) No. 142, Goodwill and Other Intangible Assets. Based upon impairment analyses performed in accordance with SFAS No. 142 in fiscal years 2007 and 2006, impairment was recorded of $26,000 and $0, respectively. The impairment was recorded was for domain names and international registration of trademarks. During the Company’s annual review of long-lived assets in July of 2007, the Company cannot estimate a positive cash flow from the internet business or international business and therefore impaired these assets completely.

Revenue Recognition — Revenue is recognized when the products are delivered, invoiced at a fixed price and the collectability is reasonably assured. Any discounts, sales incentives or similar arrangements with the customer are estimated at time of sale and deducted from revenue.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events and printed advertising. The Company incurred advertising expense of $561,000 and $452,000, during the fiscal years 2007 and 2006, respectively.

Research and Development — Research and development costs are charged to operations as incurred and consists primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $214,000 and $11,000, during the fiscal years 2007 and 2006, respectively.

Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value. The carrying value of debt approximates the estimated fair value due to floating interest rates on the debt.

Income Taxes — Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates. A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will be not realized.

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

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common share equivalents outstanding were 8,534,864 and 0, as of December 31, 2007 and 2006, respectively.

Share-Based Payments — In December 2004, the FASB issued SFAS No. 123(R) "Share-Based Payment," (“SFAS 123(R)”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No.107 "SAB 107'. SAB 107 expresses views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staffs views regarding the valuation of share-based payment arrangements for public companies. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Standards No. 157, “Fair Value measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expand disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position or results of operations.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is assessing the impact the adoption of SFAS 159 will have on the Company’s financial position and results of operations for fiscal 2008.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not believe that adoption of SFAS 160 will have any impact on the Company.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not believe that adoption of SFAS 141 (R) will have any impact on the Company.

2.	INVENTORIES

Inventories at December 31, 2007 consist of the following:

Finished goods	$407,972
Raw Materials	187,246
Less: inventory valuation allowance	(16,444)
Inventories, net	$578,774

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets at December 31, 2007 consist of:

Deposits, for purchase of raw materials and utilities	37,135
Prepaid expense	4,537
Accrued interest	3,288
Total	$44,960

4.	PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures and equipment at December 31, 2007 consist of the following:

Furniture, fixtures and equipment	$78,425
Less accumulated depreciation	(13,728)
Total	$64,697

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense amounted to $11,658 and $1,665 during 2007 and 2006, respectively.

5.	OTHER LONG-TERM ASSETS

Other long-term assets at December 31, 2007 consist of the following:

Long term deposits on office lease	18,840
Total	$18,840

6.	LEASE COMMITMENTS

The Company leases its office under an operating lease, with term expiring in 2008, and a copier expiring in 2011. No other leases exist. The aggregate future minimum non-cancelable operating lease payments at December 31, 2007 were as follows:

Fiscal Years Ending:
2008	68,719
2009	8,269
2010	8,269
2011	97
Total	$85,354

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2007 consist of the following:

Accounts payable – trade	$466,047
Accrued expenses	128,781
Total	$594,828

8.	DUE TO RELATED PARTIES

Due to related parties consist of the following as of December 31, 2007:

The Company received advances from one of its stockholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate, the interest rate at December 31, 2007 was 11.3 percent. No interest has been paid to the stockholder.	$669,111

The CEO loaned the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, and has no repayment date. The current liability to the CEO for the loan at December 31, 2007 was $56,610. Moreover, the Company started accruing salary for the CEO in March of 2006 at a rate of $12,000 per month; at December 31, 2007 the total liability for accrued salary to the CEO was $171,000.	227,610

The Company terminated a consulting agreement and received in assignment the rights to the trademark “Celsius” from one of its directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock. The note has monthly amortization of $15,000 from March 31, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. The Company has paid the six of the installments as of December 31, 2007.	160,000
$1,056,721

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	NOTES PAYABLE

The Company renegotiated a factoring agreement for the Company’s accounts receivable during the first quarter of 2007. The maximum finance amount under the agreement is $500,000. Each factoring of accounts receivable has a fixed fee of one and a half percent of the invoice amount, a minimum fee per month and an interest charge of prime rate plus three percent on the outstanding balance under the credit agreement. The accounts receivable are factored with full recourse against the Company and are secured by all of the Company’s assets.	$102,540

The Company entered into a financing agreement for its inventory on February 28, 2007. The line of credit is for $500,000 and carries an interest of 1.5 percent per month of the outstanding balance and a monitoring fee of 0.5 percent per month of the previous month’s average outstanding balance. The Company can borrow up to 50 percent of the cost of eligible finished goods inventory. The credit agreement is secured by all of the Company’s assets.	222,092

On April 2, 2007 the Company received a $250,000 loan from Brennecke Partners LLC. The loan incurs nine percent interest per annum, and the note is due on demand.	225,675
$550,307

10.	DEPOSIT FROM CUSTOMER

During 2007, the company received $400,000 from an international customer as deposit on future orders. The orders will necessitate special production of the packaging materials, and certain other product development is necessary. The Company does not have a specific purchase order on hand, and is currently waiting for the final graphic design for the special packaging.

11.	CONVERTIBLE NOTE PAYABLE

On December 18, 2007 the Company issued a $250,000 convertible loan to CD Financial LLC. The loan incurs eight percent interest per annum, and the note is due on April 16, 2008. The note can be converted to Company common stock after February 16, 2008 at a rate equal to seventy five percent of the average of the previous five days volume weighted average price for trading of the common stock.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the time of recording the note a beneficial conversion feature for the conversion option was recorded in the amount $57,219, of which $6,199 was amortized in 2007. Total outstanding, including accrued interest as of December 31, 2007, net of debt discount was $199,692.

12.	OTHER LIABILITIES

During 2006, the Company acquired a copier and a delivery van. The outstanding balance on the aggregate loans as of December 31, 2007 was $21,420, of which $7,184 is due during the fiscal year 2008.  The loans carry an interest of 6.7% and 9.1% interest, respectively. The monthly payments are $406 and $317, respectively. The assets that were purchased are collateral for the loans.

13.	LONG TERM DEBENTURE

On December 19, 2007, the Company entered into a $6 million security purchase agreement (the “Security Agreement”) with Golden Gate Investors, Inc (“GGI”), a California corporation. Under the Security Agreement, the Company issued as a first tranche a $1.5 million convertible debenture maturing on December 19, 2011. The debenture accrues seven and 3/4 percent interest per annum.  As consideration the Company received $250,000 in cash and a note receivable for $1,250,000. The note receivable accrues eight percent interest per annum and is due on December 19, 2012. The note has a pre-payment obligation of $250,000 per month when certain criteria are fulfilled. The most significant criteria is that the Company can issue freely tradable shares under the debenture for an equivalent value. The Company estimates that according to Rule 144, the shares will be freely tradable on June 19, 2008. The Company is not obligated to convert the debenture to shares, partially or in full, unless GGI prepays its obligation under the note. The Security Agreement contains three more identical tranches for a total agreement of $6 million. Each new tranche can be started at any time by GGI during the second debenture period which is defined as between December 19, 2007 until the balance of the existing debentures is $250,000 or less. Either party can, with a total penalty payment of $45,000 for the Company, and $100,000 for GGI, cancel any or all of the three pending tranches.

The debenture is convertible to common shares at a conversion rate of eighty percent of the average of the three lowest volume weighted average prices for the previous 20 trading days. GGI’s ownership in the company can not exceed 4.99% of the outstanding common stock. Under certain circumstances the Company may be forced to pre pay the debenture with a fifty percent penalty of the pre-paid amount.

The Company recorded a debt discount of $186,619 with credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The debt discount is being amortized over the term of the debenture. The Company recorded $1,533 as interest expense amortizing the debt discount in December 2007. The Company considered SFAS 133 and EITF 00-19 and concluded that the conversion option should not be bifurcated from the host contract according to SFAS paragraph 11 a, and concluded that according to EITF 00-19 the conversion option is recorded as equity and not liability.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES

For the years ended December 31, 2007 and 2006, the Company’s net tax provision was zero.

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	2007	2006
Statutory federal rate	(34.0%)	(34.0%)
State income tax	(3.6%)	(3.6%)
Effect of permanent differences	1.6%	-
Change in valuation allowance	36.0%	37.6%
	0.0%	0.0%

The deferred tax asset consisted of the following at December 31:

	2007	2006
Net operating losses	$2,156,000	$849,000
Other deferred tax assets	79,000	45,000
Valuation allowance	(2,235,000)	(894,000)
Total	$0	$0

In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of December 31, 2007 and December 31, 2006 was $2.2 million and $894,000, respectively. The increase in valuation allowance was $1.3 million and $570,000 in 2007 and 2006, respectively. The increase in valuation allowance was primarily attributable to the increase in net operating losses. The Company has recorded a valuation allowance at December 31, 2007 of $2,235,000 or 100% of the assets.

Net operating loss carry forwards expire:

2024	$87,681
2025	774,486
2026	1,394,662
2027	3,471,667
Total	$5,728,496

The Company’s net operating loss carry forwards may be limited due to ownership changes pursuant to Internal Revenue Code section 382.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” ((“FIN48”). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fin 48 is effective for fiscal years beginning after December 15, 2006. Management has evaluated all of its tax positions and determined that FIN 48 did not have a material impact on the Company’s financial position or results of operations during its year ended December 31, 2007.

15.	STOCK-BASED COMPENSATION

The Company adopted an Incentive Stock Plan on January 18, 2007. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company's common stock or to receive monetary payments based on the value of such shares pursuant to awards issued under the plan. While the plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Until 2017, options to acquire up to16.0 million shares of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

The Company has issued approximately 11.7 million options to purchase shares at an average price of $0.09 with a fair value of $631,293. For the year ended December 31, 2007, the Company recognized approximately $138,000, of non-cash compensation expense (included in Selling, General and Administrative expense in the accompanying Condensed Consolidated Statement of Operations). As of December 31, 2007, the Company had approximately $488,000 of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 1.3 years. The aggregate intrinsic value of fully vested stock options is $19,000. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. The following is a summary of the assumptions used:

Risk-free interest rate	3.2% - 4.9%
Expected dividend yield	—
Expected term	3 – 5 years
Expected annual volatility	73% - 82%

Elite granted on January 19, 2007, prior to the merger with Celsius Holdings, Inc, equivalent to 1,337,246 shares of common stock in the Company, to its Chief Financial Officer as starting bonus for accepting employment with the Company. The shares are subject to forfeiture during the first year of employment. On May 14, 2007, the Company amended its stock grant and released from forfeiture 160,000 of said shares. The Company valued the grant of stock based on fair value of the shares, which was estimated as the value of shares in the most recent transaction of the Company’s shares. The Company recognized the expense upon issuance of the grant.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Weighted
		Weighted	Weighted	Average
	Shares	Average	Average	Remaining
	(in	Exercise	Fair	Contractual
	thousands)	Price	Value	Term (years)
Balance at December 31, 2006	—	$—	$—
Granted	11,872	0.09	0.05
Exercised	—	—	—
Forfeiture	(201)	0.02	0.01
Expired	—	—	—
Options outstanding at December 31, 2007	11,671	$0.02	$0.05	6.7
Options exercisable at December 31, 2007	134	$0.02	$0.01	4.0
Available for future grant	4,376

The following table summarizes information about options outstanding at December 31, 2007:

Range of Exercise Price	Number Outstanding at December 31, 2007 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007 (000s)	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$0.02	10,446	6.4	$0.02	134	$0.02	4.0
$0.23	275	9.9	$0.23	—	$—	—
$0.52 - $0.60	175	9.8	$0.55	—	$—	—
$0.84 - $1.10	775	9.2	$0.95	—	$—	—
	11,671			134

The following table summarizes information about nonvested options outstanding at December 31, 2007:

	Number of	Weighted average Grant
	shares (000s)	Date Fair Value
Nonvested at December 31, 2006	-	-
Granted	11,872	$0.05
Vested	(134)	0.01
Forfeited	(201)	0.01
Nonvested at December 31, 2007	11,537	$0.05

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RELATED PARTY TRANSACTIONS

During 2006, the Company delivered and invoiced Specialty Beverage Distributors, Inc (“SBD”) $69,832 for products, no revenue was recorded as the collectability was not reasonably assured. SBD is owned by, a stockholder, and the CEO of the Company.

The Company received advances from one of its stockholder at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The total amount outstanding, including accrued interest, as of December 31, 2007 was $669,111. The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the stockholder.

The CEO also lent the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, has no repayment date and the outstanding amount as of December 31, 2007 was $56,610. In addition, the Company has accrued for unpaid salary due to the CEO, as of December 31, 2007 the accrued salary was $171,000. The Company started to pay the CEO his full salary from June 1, 2007.

The Company terminated a consulting agreement with and received in assignment the rights to the trademark “Celsius” from one of its directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock, valued at $250,000. In addition, the Company had previously accrued two percent in deferred royalty on sales from January 1, 2006. The amount accrued, $24,546, was also considered part of the purchase price of the trademark. The amount outstanding as of December 31, 2007 was $160,000.

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”), the outstanding balance to Bibby as of  December 31, 2007 and December 31, 2006 was $102,540 and $155,853, respectively. The CEO has also guaranteed a lease for a vehicle.

17.	STOCKHOLDERS’ DEFICIT

During 2007, the Company issued 5,513,800 shares to investors for a total consideration of approximately $2.0 million, including cash and conversion of a note payable, or an average price of $0.37 per shares.

In February 2007, an investor exercised its warrant to purchase 3,557,812 shares for a total consideration of $500,000, or an average of $0.14 per share.

During 2007 the Company issued 1,572,246 shares as compensation to employees, consultants and service providers. The total consideration recorded was $198,500 or an average of $0.13 per share.

In January, 2007, the Company issued 1,391,500 shares to a director as part of the consideration for termination of a consulting contract. The total consideration recorded was $274,546, or an average of $0.20 per share.

On June 22, 2007, the Company entered into a $16 million common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion”), an Illinois limited liability company. Under the Purchase Agreement, the Company received $500,000 from Fusion Capital on the signing of the agreement and received additional $500,000 on July 20, 2007 when a registration statement related to the transaction was filed with the SEC.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with entering into the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Agreement”) with Fusion. Under the Registration Agreement, we filed a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion under the common stock purchase agreement. The SEC declared effective the registration statement on October 12, 2007 and we now have the right over a 25-month period to sell our shares of common stock to Fusion from time to time in amounts between $100,000 and $1 million, depending on certain conditions as set forth in the agreement, up to an additional $15 million.

In consideration for entering into the $16 million Purchase Agreement which provides for up to $15 million of future funding as well as the $1 million of funding prior to the registration statement being declared effective by the SEC, we agreed to issue to Fusion 3,168,305 shares of our common stock. The purchase price of the shares related to the $15 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion. Fusion shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.45. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us. The Company has sold to Fusion 795,495 shares for a total consideration of $400,000, before expenses related to the share issuances.

In September and October, 2007 the Company issued 250,000 shares for a total consideration of $100,000, or a price of $0.40 per share.

In December 2007, the Company issued two convertible notes for a total of $1,750,000, both of which had a beneficial conversion feature; a debt discount of $243,838 was recorded against additional paid in capital.

During 2007 the Company issued stock options to employees and consultants, the expense is amortized immediately or over the vesting period, and during 2007 a total expense of $138,281 was recorded.

18.	NON-CASH INVESTING AND FINANCING ACTIVITIES

For the years ended December 31,	2007	2006

Issuance of shares for note payable	$250,000	$-
Debt discount for beneficial conversion feature	$243,838	$-
Issuance of debenture for note receivable	$1,250,000	$-
Issuance of shares for termination of contract	$274,546	$-
Issuance of notes payable for termination of contract	$250,000	$-

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	SUBSEQUENT EVENTS

In January 2008, the Company restructured the $250,000 note owed to Brennecke Partners, LLC and issued a new note, non-interest bearing, for $105,000 to be paid in 7 installments of $15,000 each from March 1, 2008.  The Company also issued one million shares of common stock to Brennecke Partners, LLC with a total valuation of $121,555.

In February 2008, the Company issued 781,250 shares of common stock in a private placement to Richard W. McGee, an officer of the Company, for a consideration of $75,000. Mr. McGee also lent the company $50,000 against an eight percent convertible note due on March 15, 2008.

In February 2008, the Company issued 245,098 shares of common stock in a private placement to Jan Norelid, the Company’s Chief Financial Officer, for a consideration of $25,000. Mr. Norelid also lent the company $25,000 against an eight percent convertible note due on March 15, 2008, the note has been repaid.

In February 2008, the Company issued 245,098 shares of common stock in a private placement to Janice Haley, an officer of the Company, for a consideration of $25,000.

In February 2008, the Company issued 1,927,083 shares of common stock in a private placement to an investor, for a consideration of $185,000.

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 4, 2006, we received the resignation of our principal independent accountant, Armando C. Ibarra, C.P.A.

Armando C. Ibarra, C.P.A. had served as our principal independent accountant from inception (April 26, 2005) and the fiscal year September 2005, inclusive through August 4, 2006.

The principal independent accountant’s report issued by Armando C. Ibarra, C.P.A. for the year ended September 30, 2005 did not contain any adverse opinion or disclaimer of opinion and it was not modified as to uncertainty, audit scope, or accounting principles, other than their opinion, based on our lack of operations and our net losses, there was substantial doubt about our ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of that uncertainty.

We are able to report that during the year ended September 30, 2005 through August 4, 2006 there were no disagreements with Armando C. Ibarra, C.P.A., our former principal independent accountant, on any matter of accounting principles or practices, financial statement  disclosure, or auditing scope or procedure, which, if not resolved to Armando C. Ibarra, C.P.A.’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods. We have requested that Armando C. Ibarra, C.P.A. furnish us with a letter addressed to the SEC stating whether or not it disagrees with the above statements. A copy of such letter is filed herewith as Exhibit 16.1.

On August 4, 2006, upon authorization and approval of the Company’s Board of Directors, the Company engaged the services of Chang G. Park, CPA, Ph.D. as its independent registered public accounting firm.

On March 8, 2007, the Company terminated Chang G. Park, CPA, Ph.D. (“Park”) as the Company’s independent registered public accounting firm. The decision to dismiss Park was unanimously determined and approved by the Company’s Board of Directors.

The audit reports of Park on the financial statements of the Company as of and for the years ended September 30, 2005 and 2006 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended September 30, 2005 and 2006 and the subsequent interim period through March 8, 2007, there were no disagreements with Park on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Park, would have caused it to make reference thereto in its reports on the financial statements for such years.

In connection with the audits of the two (2) fiscal years ended September 30, 2005 and 2006 and the subsequent interim period through March 8, 2007, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

On March 8, 2007, upon authorization and approval of the Company’s Board of Directors, the Company engaged Sherb & Co., LLP (“Sherb”) as the Company’s independent registered public accounting firm.

During the Company’s fiscal years ended September 30, 2005 and 2006 and the subsequent interim period through March 8, 2007, neither the Company nor anyone acting on its behalf consulted with Sherb regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K), or a reportable event (as such term is described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 8A    DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Celsius Holdings, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 8B    OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2007, we issued 1,300,000 shares of Common Stock concurrent with the Merger in a private placement to non-US resident investors for aggregate consideration of US$650,000 which included the conversion of a $250,000 loan to the Company

In February 2007, an investor exercised its warrant to purchase 3,557,812 shares for a consideration of $500,000.

On June 22 and July 16, 2007, we issued a total of 3,168,305 shares for a total consideration of $1.0 million as part of a common stock purchase agreement with Fusion Capital.

In September and October 2007, we sold 250,000 shares to various investors for a total consideration before expenses of $100,000.

During 2007, we issued a total of 1,572,246 shares in connection with service and other agreements with consultants and employees with a fair value of $198,500.

 Item 3.  Defaults upon Senior Securities.

 Not applicable.

 Item 4.  Submission of Matters to a Vote of Security Holders.

 Not applicable.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The name, age and positions of our directors and executive officers are set forth below:

Name	Age	Position

Stephen C. Haley	50	Chief Executive Officer, President and Chairman of the Board of Directors

Jan Norelid	54	Chief Financial Officer and Director

Richard McGee	67	Chief Operating Officer

Janice Haley	46	Vice President of Marketing

James Cast	59	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Stephen C. Haley is Chief Executive Officer, President and Chairman of the Board of Directors for the Company, and has served in this capacity since he founded Elite in 2004. Elite merged into the Company’s subsidiary, Celsius, Inc. on January 26, 2007.  Prior to founding Elite, from 2001 to 2004, Mr. Haley invested in multiple companies including the beverage industry. From 1999 to 2001, he held positions as COO and Chief Business Strategist for MAPICS, a publicly held, international software company with over five hundred (500) employees and $145 million in revenue. From 1997 to 1999, he was CEO of Pivotpoint, a Boston based Enterprise Requirements Planning (ERP) software firm, backed by a venture group including Goldman Sachs, TA Associates, and Greyloc. He holds a BSBA in Marketing from the University of Florida.

Jan Norelid is the Chief Financial Officer and a director of the Company.  He joined Elite as Chief Financial Officer in November 2006. Mr. Norelid has twenty-seven (27) years of local and international financial experience. Most recently, from 2005 to 2006 he worked as consultant for Bioheart Inc, a start-up bio-medical company, and FAS Group, a consulting firm specialized in SEC related matters. Previously, from September 1997 to January 2005, Mr. Norelid served as Chief Financial Officer for Devcon International Corp, an $80 million NASDAQ listed company which manufactures building materials and provides a comprehensive range of heavy-construction and support services. From January 1996 to September 1997, Mr. Norelid owned and operated a printing franchise. Prior to this, from 1990 to 1995, Mr. Norelid worked as Chief Financial Officer for Althin Medical Inc., a $100 million public medical device company. Previous experience since 1977 consisted of various controller and CFO positions for Swedish companies, stationed in six different countries in four continents. Mr. Norelid holds a degree in Business Administration from the Stockholm School of Economics.

Richard McGee is the Chief Operating Officer of the Company.  Mr. McGee joined Elite as Chief Operating Officer in September 2005. From 1998 to September 2005 Mr. McGee was retired and did not work. His experience includes over forty (40) years in beverage manufacturing, operations, and distribution. Mr. McGee was President of Cotton Club Bottling Group in Cleveland Ohio, which manufactured its own brands and distributed other nationally recognized beverages throughout the Midwest.

Mr. McGee arranged the sale of Cotton Club in 1998 to the American Bottling Group Company which was jointly owned by Cadbury Schweppes and The Carlyle Group.  Mr. McGee has a degree in Business from Montana State University.

Janice Haley is the Vice President of Strategic Accounts and Business Development of the Company.  Ms. Haley joined Elite in 2006 as VP of Marketing. Prior to joining Elite, from 2001 to 2006, Ms. Haley, together with her husband Stephen C. Haley, was an investor in beverage distribution and manufacturing companies. Ms. Haley has over twenty (20) years management expertise including the software technology industry in enterprise applications and manufacturing industries specializing in business strategy, sales and marketing. From 1999 to 2001 she was Director of Corporate Communications of Mapics, an international public software company. Previously, from 1997 to 1999 she worked as VP of Marketing of Pivotpoint, a Boston based, venture-funded, software company. Ms. Haley began her career in production in commercial and defense manufacturing firms such as ITT and Honeywell Inc.  Ms. Haley holds a BSBA in Marketing from University of Florida.

James Cast is a director of the Company.  Mr. Cast joined Elite as director in 2007. Mr. Cast is a certified public accountant and is the owner of a CPA firm in Ft. Lauderdale, Florida, which specializes in taxes and business consulting. Prior to forming his firm in 1994, Mr. Cast was senior tax Partner-in-Charge of KPMG Peat Marwick’s South Florida tax practice with over one hundred ten (110) employees. During his twenty-two (22) years at KPMG he was also the South Florida coordinator for all mergers, acquisitions, and business valuations. He is a member of AICPA and FICPA. He currently serves on the Board of the Covenant House of Florida and is the former President of the Board of Trustees, First Presbyterian Church of Ft. Lauderdale. He has a BA from Austin College and a MBA from the Wharton School at the University of Pennsylvania.

ITEM 10.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-KSB to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2007, certain information related to our compensation plans under which shares of our common stock are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,671,438	$0.09	4,375,518
Equity compensation plans not approved by security holders	—	—	—

Total	11,671,438	$0.09	4,375,518

Material Features of Plan Approved by Shareholders

On January 18, 2007, we adopted our 2006 Incentive Stock Plan. The 2006 Incentive Stock Plan provides for equity incentives to be granted to our employees, officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2006 Incentive Stock Plan, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Incentive Stock Plan is administered by the Compensation Committee of the Board of Directors. In the absence of such committee, the Board of Directors administers the plan. The 2006 Incentive Stock Plan was approved by our stockholders at the shareholders’ annual meeting on January 18, 2007.

Material Features of Individual Arrangements Not Approved by Shareholders

As of December 31, 2007, we do not have any individual equity compensation arrangements outside of our 2006 Incentive Stock Plan.

The remaining information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-KSB to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-KSB to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.     EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-KSB.

(a) Exhibits

Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization dated January 26, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
2.2	Articles of Merger	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on November 21, 2005
3.2	Bylaws	Incorporated by reference to Exhibit B to the Company’s Information on Form DEF-14C as filed with the SEC on December 5, 2006
3.3	Articles of Amendment	Incorporated by reference to Exhibit A to the Company’s Information on Form DEF-14C as filed with the SEC on December 5, 2006
4.1	Warrant Agreement with Investa Partners LLC	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
4.5	Stock Option Plan Adopted	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2007
10.1	Stock Grant Agreement Gregory Horn	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
10.2	Promissory Note to Special Nutrition Group, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
10.3	Employment Agreement with Stephen Haley, as amended	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2007
10.4	Employment Agreement with Jan Norelid, as amended	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2007
10.5	Employment Agreement with Richard McGee, as amended	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2007

10.6	Employment Agreement with Janice Haley	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
10.7	Stock Grant Agreement Addendum 1 with Jan Norelid	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB as filed with the SEC on May 15, 2007
10.8	Common Stock Purchase Agreement with Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2007
10.9	Registration Rights Agreement with Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2007
10.11	Master Purchase and Sale Agreement (factoring agreement) with Bibby Financial Services, Inc.	Incorporated by reference to Exhibit 10.11 to the Company’s filing of Form SB-2/A as filed with the SEC on August 28, 2007
10.12	Promissory note issued to CD Financial, LLC dated December 18, 2007 , as amended	Filed herewith
10.13	Secured promissory note issued by Golden Gate Investors, Inc. dated December 19, 2007	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K/A as filed with the SEC on January 9, 2008

10.14	Secured purchase agreement between Celsius Holdings, Inc. and Golden Gate Investors, Inc. dated December 19, 2007	Incorporated by reference to Exhibit 10.3 to the Company’s filing of Form 8-K/A as filed with the SEC on January 9, 2008

10.15	7 ¾% Convertible Debenture issued by Celsius Holdings, Inc. dated December 19, 2007	Incorporated by reference to Exhibit 10.4 to the Company’s filing of Form 8-K/A as filed with the SEC on January 9, 2008
14.1	Code of Ethical Conduct	Incorporated by reference to Exhibit 14.1 to the Company’s Original filing of Form SB-2 as filed with the SEC on July 20, 2007
22.1	List of subsidiaries	Filed herewith

99.1	Results from Clinical Studies	Incorporated by reference to Exhibit 99.1 to the Company’s Original filing of Form SB-2 as filed with the SEC on July 20, 2007

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by the independent accountants for the fiscal years ended December 31, 2007 and 2006 for professional services for the audit of the Company's annual financial statements and the reviews included in the Company's Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $31,000 and $18,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $0.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $1,250 and $0 during the years ended December 31, 2007 and 2006, respectively.

All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended December 31, 2007 with our management. In addition, our board of directors has discussed with Sherb & Co, LLP, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of Sherb & Co, LLP with that firm.

Based on our board of directors’ review of the matters noted above and its discussions with our independent auditors and our management, our board of directors approved that the audited financial statements be included in our annual report on Form 10-KSB for the year ended December 31, 2007.

Policy for Pre-Approval of Audit and Non-Audit Services

Our board of directors’ policy is to pre-approve all audit services and all non-audit services that our independent auditor is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, our board of directors’ policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by our board of directors. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.
Dated: March 3, 2008	/s/ Stephen C. Haley Stephen C. Haley Chairman and Chief Executive Officer (Principal Executive Officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen C. Haley Stephen C. Haley	Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2008

/s/ Jan Norelid Jan Norelid	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2008

/s/ James R. Cast James R. Cast	Director	March 3, 2008

EXHIBIT INDEX

Exhibit No.	Title
10.12	Convertible note CD Financial, LLC, amended
22.1	List of subsidiaries
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer