Form 10-Q
period 2008-03-31
Celsius Holdings, Inc.
filed 2008-04-29
CIK 1341766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 24, 2008 was 120,578,558.

CELSIUS HOLDINGS, INC.

Table of content

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheet at March 31, 2008 (unaudited)
	and December 31, 2007	3

	Condensed Consolidated Statements of Operations for
	three months ended March 31, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for
	three months ended March 31, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
		17-30

Item 3.	Controls and Procedures	31

PART II.	OTHER INFORMATION
Item 1.	Legal proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	32

Signatures		33

Item 1. - Financial Statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	March 31	December 31[1]
ASSETS	2008	2007
	(unaudited)
Current assets:
Cash and cash equivalents	$148,573	$257,482
Accounts receivable, net	302,448	276,877
Inventories, net	612,916	578,774
Subscription receivable	400,100	-
Other current assets	94,384	44,960
Total current assets	1,558,421	1,158,093

Property, fixtures and equipment, net	79,437	64,697
Note receivable	1,250,000	1,250,000
Other long-term assets	60,340	60,340
Total Assets	$2,948,198	$2,533,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,111,949	$594,828
Loans payable	711,186	710,307
Deposit from customer	391,329	400,000
Short term portion of other liabilities	7,322	7,184
Convertible note payable, net of debt discount	248,069	199,692
Due to related parties	906,525	896,721
Total current liabilities	3,376,380	2,808,732

Convertible note payable, net of debt discount	1,326,578	1,314,914
Other liabilities	12,365	14,236
Total Liabilities	4,715,323	4,137,882

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares
authorized and no shares issued and outstanding	-	-
Common stock, $0.001 par value: 350,000,000 shares
authorized, 121 million and 106 million shares
issued and outstanding, respectively	120,576	105,611
Additional paid-in capital	5,414,911	4,410,405
Accumulated deficit	(7,302,612)	(6,120,768)
Total Stockholders’ Deficit	(1,767,125)	(1,604,752)
Total Liabilities and Stockholders’ Deficit	$2,948,198	$2,533,130

1 Derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2008	2007

Net sales	$533,382	$241,390
Cost of sales	298,895	175,078

Gross profit	234,487	66,312

Selling and marketing expenses	848,216	344,684
General and administrative expenses	464,905	309,652
Termination of contract expense	-	500,000

Loss from operations	(1,078,634)	(1,088,024)

Other expense:
Interest expense, related party	14,426	17,802
Other interest expense, net	88,784	13,103

Total other expense	103,210	30,905

Net loss	$(1,181,844)	$(1,118,929)

Weighted average shares outstanding -
basic and diluted	108,256,631	91,869,430
Loss per share - basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended March 31
	2008	2007
Cash flows from operating activities:
Net loss	$(1,181,844)	$(1,118,929)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,456	1,683
Loss on disposal of assets	804	-
Impairment of intangible assets	-	26,000
Termination of contract	-	500,000
Issuance of stock options	(21,396)	6,626
Interest, other expense and royalty, related parties	9,804	75,518
Interest expense and debt discount amortization	60,041	-
Issuance of shares as compensation	120,000	25,000
Change in operating assets and liabilities:
Accounts receivable, other	(25,571)	24,913
Inventories	(34,142)	(42,118)
Prepaid expenses and other current assets	(49,424)	24,601
Deposit from customer	(8,671)	-
Accounts payable and accrued expenses	518,001	(303,344)
Net cash used in operating activities	(607,942)	(780,050)

Cash flows from investing activities:
Purchases of property and equipment	(20,000)	-
Net cash used in investing activities	(20,000)	-

Cash flows from financing activities:
Proceeds from sale of common stock	399,212	900,000
Proceeds from recapitalization due to merger	-	353,117
Repayment of note to shareholders	-	(621,715)
Proceeds from loans payable	146,554	139,283
Repayment of loans payable	(26,733)	-
Repayment of debt to related parties	-	(8,973)

Net cash provided by financing activities	519,033	761,712

Decrease in cash	(108,909)	(18,338)
Cash, beginning of period	257,482	28,579
Cash, end of period	$148,573	$10,241

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$53,369	$36,745
Cash paid during the year for taxes	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of shares for subscription receivable	$400,100	$-
Issuance of shares for note payable	$121,555	$-
Issuance of shares for termination of contract	$-	$274,546
Issuance of note payable for termination of contract	$-	$250,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Celsius Holdings, Inc. (f/k/a Vector Ventures Corp.) (the “Company”) was incorporated under the laws of the State of Nevada on April 26, 2005.  The Company was formed to engage in the acquisition, exploration and development of natural resource properties. On December 26, 2006 the Company amended its Articles of Incorporation to change its name from Vector Ventures Corp. as well as increase the authorized shares to 350,000,000 $0.001 par value common shares and 50,000,000 $0.001 par value preferred shares.

Celsius Holdings, Inc. is a holding company and carry on no operating business except through its wholly owned subsidiaries, Celsius, Inc. and Celsius Netshipments, Inc. Celsius, Inc. was incorporated in Nevada on January 18, 2007, and merged with Elite FX, Inc. (“Elite”) on January 26, 2007 (the “Merger”), which was incorporated in Florida on April 22, 2004. Celsius Netshipments, Inc. was incorporated in Florida on March 28, 2007.

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

For financial accounting purposes, the Merger was treated as a recapitalization of Celsius Holdings, Inc with the former stockholders of Celsius Holdings, Inc retaining approximately 24.6% of the outstanding stock.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

After the merger with Elite FX the Company changed its business to become a manufacturer of beverages. The calorie burning beverage Celsius® is the first brand of the Company.

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

Going Concern — The accompanying unaudited consolidated financial statements are presented on a going concern basis. The Company has suffered losses from operations, has a stockholders' deficit, and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management is currently seeking new capital or debt financing to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds. If not successful in obtaining financing, the Company will have to substantially diminish or cease its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Consolidation Policy — The accompanying consolidated financial statements include the accounts of Celsius Holdings, Inc. and subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Significant Estimates — The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Concentrations of Risk — Substantially all of the Company’s revenue is derived from the sale of the Celsius beverage.

The Company uses single supplier relationships for its raw materials purchases and bottling capacity, which potentially subjects the Company to a concentration of business risk. If these suppliers had operational problems or ceased making product available to the Company, operations could be adversely affected.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At March 31, 2008 or December 31, 2007, the Company did not have any investments with maturities greater than three months.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2008, there was no allowance for doubtful accounts.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the average method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At March 31, 2008 there was a write down of inventory of $16,444.

Property, Fixtures, and Equipment — Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years. Depreciation expense recognized in the first three months of 2008 was $4,456.

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

The Company recognized an impairment charge during the first quarter of 2007 of $26,000 and no impairment in 2008.

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

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Revenue Recognition — Revenue is recognized when the products are delivered, invoiced at a fixed price and the collectibility is reasonably assured. Any discounts, sales incentives or similar arrangement with the customer is estimated at time of sale and deducted from revenue.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events and printed advertising. The Company incurred expenses of $322,000 and $92,000, during the first three months of 2008 and 2007, respectively.

Research and Development — Research and development costs are charged to operations as incurred and consist primarily of consulting fees, raw material usage and test productions of soda. The Company incurred expenses of $110,000 and $1,000, during the first three months of 2008 and 2007, respectively.

Fair Value of Financial Instruments — The carrying value of cash, accounts receivable, and accounts payable approximates fair value. The carrying value of debt approximates the estimated fair value due to floating interest rates on the debt.

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

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). As of March 31, 2008 there were options to purchase 10.8 million shares outstanding, which exercise price averaged $0.06. The dilutive common shares equivalents, including warrants, of 11.8 million shares were not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Standards No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company's consolidated financial position or results of operations.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax position after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 31, 2008. These standards will change our accounting treatment for business combinations on a prospective basis.

3.	INVENTORIES

Inventories consist of the following at:

	March 31,	December 31,
	2008	2007
Finished goods	$501,220	$407,972
Raw Materials	128,140	187,246
Less: inventory valuation allowance	(16,444)	(16,444)
Inventories, net	$612,916	$578,774

4.	SUBSCRIPTION RECEIVABLE

On April 7, 2008, the investor paid the full subscription receivable of $400,100.

5.	OTHER CURRENT ASSETS

Other current assets at March 31, 2008 and December 31, 2007 consist of insurance claims, deposits on purchases, prepaid insurances and accrued interest.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6.	PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures and equipment consist of the following at:

	March 31,	December 31,
	2008	2007
Furniture, fixtures and equipment	$97,266	$78,425
Less: accumulated depreciation	(17,829)	(13,728)
Total	$79,437	$64,697

Depreciation expense amounted to $4,456 and $1,683 during the first quarter of 2008 and 2007, respectively.

7.	OTHER LONG-TERM ASSETS

Other long-term assets at March 31, 2008 and December 31, 2007 consist of a deposit on office lease and intangible assets.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31,	December 31,
	2008	2007
Accounts payable	$927,122	$466,047
Accrued expenses	184,827	128,781
Total	$1,111,949	$594,828

9.	DUE TO RELATED PARTIES

Due to related parties consists of the following as of:		March 31,	December 31,
		2008	2007
a.	The Company received advances from one of its shareholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the shareholder.	$678,031	$669,111

b.	The Company’s CEO loaned the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, and has no repayment date. The current liability to the CEO at March 31, 2008 and December 31, 2007, was $57,494 and $56,610, respectively. Moreover, the Company started accruing salary for the CEO in March of 2006 at a rate of $12,000 per month; at March 31, 2008 and December 31, 2007, the total liability for accrued salary to the CEO was $171,000. The Company has since June 1, 2007 paid the full salary to the CEO.	228,494	227,610

		$906,525	$896,721

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10.	LOANS PAYABLE

Loans payable consist of the following as of:		March 31,	December 31,
		2008	2007
a.	The Company renewed its factoring agreement for the Company’s accounts receivable during the first quarter of 2008. The maximum finance amount under the agreement is $500,000. Each factoring of accounts receivable has a fixed fee of one and a half percent of the invoice amount, a minimum fee per month and an interest charge of prime rate plus three percent on the outstanding balance under the credit agreement. The accounts receivable are factored with full recourse on the Company and are in addition secured by all of the Company’s assets.	$232,772	$102,540

b.	The Company renewed its financing agreement for inventory on February 28, 2008. The line of credit is for $500,000 and carries an interest charge of 1.5 percent of the outstanding balance and a monitoring fee of 0.5 percent of the previous month’s average outstanding balance. The Company can borrow up to 50 percent of the cost of eligible finished goods inventory. The credit agreement is secured by all of the Company’s assets.	238,414	222,092

c.	On April 2, 2007 the Company received a $250,000 loan from Brennecke Partners LLC. In January, 2008 the Company restructured the then outstanding balance of the note and issued 1 million shares for an equivalent value of $121,555, and a new non-interest bearing note for $105,000. The note calls for 7 monthly principal payments from March 1, 2008.	90,000	225,675

d.	The Company terminated a consulting agreement and received in assignment the rights to the trademark “Celsius” from one of its former directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock. The note had monthly amortization of $15,000 from March 31, 2007 and a final payment of the remaining outstanding balance on November 30, 2007.	150,000	160,000

		$711,186	$710,307

11.	DEPOSIT FROM CUSTOMER

During 2007, the Company received $400,000 from an international customer as deposit on future orders. The orders will necessitate special production of the packaging materials, and certain other product development as necessary. The Company has a specific purchase order, and is currently producing the order for delivery in April, 2008. The current balance as of March 31, 2008 and December 31, 2007 was $391,329 and $400,000, respectively.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12.	CONVERTIBLE NOTE PAYABLE

On December 18, 2007 the Company issued a $250,000 convertible loan to CD Financial LLC. The loan incurs eight percent interest per annum, and the note is due on April 16, 2008. The note can be converted to Company common stock after February 16, 2008 at a rate equal to seventy five percent of the average of the previous five days volume weighted average price for trading of the common stock, nevertheless, in no case can the note be converted to more than 25 million shares of common stock. At the time of recording the note a beneficial conversion feature for the conversion option was recorded in the amount $57,219, of which $6,199 was amortized in 2007, and $43,391 in 2008. Total outstanding as of March 31, 2008 was $248,069, which is net of debt discount of $7,629. Total outstanding as of December 31, 2007 was $199,692, which is net of debt discount of $51,020.

13.	OTHER LIABILITY

During 2006, the Company acquired a copier and a delivery van. The outstanding balance on the aggregate loans as of March 31, 2008 and December 31, 2007 was $19,687 and 21,420, respectively, of which $7,322 and $7,184 is due during the next 12 months, respectively.  The loans carry an interest of 6.7% and 9.1% interest, respectively. The monthly payments are $406 and $317, respectively. The assets that were purchased are collateral for the loans.

14.	LONG TERM DEBENTURE

On December 19, 2007, the Company entered into a $6 million security purchase agreement (the “Security Agreement”) with Golden Gate Investors, Inc (“GGI”), a California corporation. Under the Security Agreement, the Company issued as a first tranche a $1.5 million convertible debenture maturing on December 19, 2011. The debenture accrues seven and 3/4 percent interest per annum.  As consideration the Company received $250,000 in cash and a note receivable for $1,250,000. The note receivable accrues eight percent interest per annum and is due on February 1, 2012. The note has a pre-payment obligation of $250,000 per month when certain criteria are fulfilled. The most significant criteria is that the Company can issue freely tradable shares under the debenture for an equivalent value. The Company estimates that according to Rule 144, the shares will be freely tradable on June 19, 2008. The Company is not obligated to convert the debenture to shares, partially or in full, unless GGI prepays its obligation under the note. The Security Agreement contains three more identical tranches for a total agreement of $6 million. Each new tranche can be started at any time by GGI during the debenture period which is defined as between December 19, 2007 until the balance of the existing debentures is $250,000 or less. Either party can, with a total penalty payment of $45,000 for the Company, and $100,000 for GGI, cancel any or all of the three pending tranches.

The debenture is convertible to common shares at a conversion rate of eighty percent of the average of the three lowest volume weighted average prices for the previous 20 trading days. The Company is not obligated to convert the amount requested to be converted into Company common stock, if the conversion price is less than $0.20 per share. GGI’s ownership in the company can not exceed 4.99% of the outstanding common stock. Under certain circumstances the Company may be forced to pre pay the debenture with a fifty percent penalty of the pre-paid amount.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company recorded a debt discount of $186,619 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The debt discount is being amortized over the term of the debenture. The Company recorded $11,664 as interest expense amortizing the debt discount during the first quarter of 2008. The Company considered SFAS 133 and EITF 00-19 and concluded that the conversion option should not be bifurcated from the host contract according to SFAS 133 paragraph 11 a, and concluded that according to EITF 00-19 the conversion option is recorded as equity and not a liability. The outstanding liability, net of debt discount, as of March 31, 2008 and December 31, 2007 was $1,326,578 and $1,314,914, respectively.

15.	STOCK-BASED COMPENSATION

The Company adopted an Incentive Stock Plan on January 19, 2007. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company's common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. While the plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Until 2017, options to acquire up to 16.0 million shares of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

The Company has issued approximately 10.8 million options to purchase shares at an average price of $0.06 with a fair value of $359,000. For the three months ended March 31, 2008, the Company recognized $21,396 of non-cash compensation income (included in Selling, General and Administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations). The company had income due to reversal of previous expense for options that never vested. As of March 31, 2008, the Company had approximately $243,000 of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 1.3 years. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase 2.7 million shares that have vested, and 16,671 shares were exercised as of March 31, 2008. The following is a summary of the assumptions used:

Risk-free interest rate	3.2% - 4.8%
Expected dividend yield	—
Expected term	3 – 5 years
Expected annual volatility	73% - 82%

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

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

 In March, 2008, the Company issued a total of 750,000 shares as compensation to an international distributor at a fair value of $120,000. The same agreement can give the distributor additional 750,000 shares if certain sales targets are met, or if the stock price of the Company is 45 cents or greater for a period of 5 trading days, whichever occurs first.

16.	RELATED PARTY TRANSACTIONS

The Company received advances from one of its stockholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The total amount outstanding, including accrued interest, as of March 31, 2008 and December 31, 2007 was $678,031 and $669,111, respectively. The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the stockholder.

The CEO lent the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, has no repayment date and the outstanding amount as of March 31, 2008 and December 31, 2007 was $57,494 and $56,610, respectively. In addition, the Company has accrued for unpaid salary due to the CEO, as of March 31, 2008 and December 31, 2007 the accrued salary was $171,000. The Company started to pay the CEO his full salary from June 1, 2007.

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”), the outstanding balance to Bibby as of March 31, 2008 and December 31, 2007 was $232,772 and $102,540, respectively. The CEO has also guaranteed the financing for the Company’s offices and a purchase of a vehicle. The CEO has not received any compensation for the guarantees.

The COO of the Company lent the Company $50,000 in February 2008, the loan was repaid in March 2008. The COO also purchased in February 2008, 781,250 shares in a private placement for a total consideration of $75,000.

The CFO of the Company lent the Company $25,000 in February 2008, the loan was repaid in February 2008. The CFO also purchased in February 2008, 245,098 shares in a private placement for a total consideration of $25,000.

The VP of Strategic Accounts and Business Development purchased in February 2008, 245,098 in a private placement for a total consideration of $25,000.

17.	STOCKHOLDERS’ DEFICIT

Issuance of common stock pursuant to conversion of note

In January 2008 the Company restructured the then outstanding balance of the note and issued 1 million shares for an equivalent value of $121,555, and a new non-interest bearing note for $105,000. The note calls for 7 monthly principal payments from March 1, 2008. The outstanding balance as of March 31, 2008 was $90,000.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Issuance of common stock pursuant to services performed

In March 2008, the Company issued a total of 750,000 shares as compensation to an international distributor at a fair value of $120,000.

Issuance of common stock pursuant to exercise of stock options

On February 15, 2008 the Company issued 16,671 shares of unregistered common stock in accordance to its 2006 Stock Incentive Plan to an employee exercising vested options.

Issuance of common stock pursuant to private placements

In February, 2008 the Company issued a total of 3,198,529 unregistered shares of common stock in private placements for an aggregate consideration of $298,900, net of commissions.

In March, 2008 the Company issued a total of ten million unregistered shares of common stock in a private placement, for an aggregate consideration of $500,100. In addition, the investor received a warrant to purchase seven million unregistered shares of common stock during a 3-year period, at an exercise price of $0.13 per share. Of the total consideration $100,000 was paid in March and $400,100 was paid on April 7, 2008.

18.	SUBSEQUENT EVENTS

On April 4, 2008, the Company reached an agreement to receive additional financing of $500,000 and to refinance the existing note of $250,000 due to CD Financial, LLC. The agreement is documented in an eight percent convertible note.  The note can be converted into Company common stock until July 10, 2008 at a rate equal to seventy five percent of the average of the previous five days volume weighted average price for trading of the common. If the note is not converted by July 10, 2008, it is due in 10 quarterly payments starting on December 10, 2008. Interest is payable on July 10, 2008 and monthly thereafter.

On April 7, 2008, the Company received from the investor the total outstanding subscription receivable of $400,100.

The Company issued in April, 2008 options to purchase 2.7 million shares of common stock to its employees and consultants.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Current Business of our Company

We operate in United States through our wholly-owned subsidiaries, Celsius Inc., which acquired the operating business of Elite FX, Inc. (“Elite”) through a reverse merger on January 26, 2007, and Celsius Netshipments, Inc.  Celsius, Inc. is in the business of developing and marketing healthier functional beverages in the functional beverage category of the beverage industry.  Celsius was Elite’s first commercially available product. Celsius is a calorie burning soda. Celsius is currently available in five flavors, cola, ginger ale, lemon/lime, orange and wild berry.  Celsius Netshipments, Inc., incorporated in Florida on March 29, 2007, distributes the Celsius beverage via the internet. Our focus is on increasing sales of our existing products.

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

We have currently signed up distributors in many of the larger markets in the US (Chicago, Detroit, Boston, Tampa, South East Florida, Los Angeles, etc). We expect that it will take at least until the end of 2008 before we have most of the United States covered.

Our experience has shown that it takes about two to three months to bring on a distributor. From initial interest to actual purchase order and kick off or the launch in that area, the steps include a physical meeting or two to explain the brand, target markets and our marketing plans. As we add sales reps we are able to do more of these activities at a time and speed up the process.

Our principal executive offices are located at 140 NE 4th Avenue, Delray Beach, FL 33483. Our telephone number is (561) 276-2239 and our website is http://www.celsius.com. The information contained on our web sites do not constitute part of, nor is it incorporated by reference into this Report on Form 10-Q.

Industry Overview

The functional beverage market includes a wide variety of beverages with one or more added ingredients to satisfy a physical or functional need.   This category includes the five fastest-growing segments of the functional beverage market: herb-enhanced fruit drinks, ready-to-drink (RTD) teas, sports drinks, energy drinks, and single-serve (SS) fresh juice.

Our Products

In 2005, Elite introduced Celsius to the beverage marketplace and it is our first product. Two clinical studies have shown that a single 12 ounce serving raises metabolism over a 3 to 4 hour period. Quantitatively, the energy expenditure was on average over 100 calories from a single serving.

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

We currently offer five flavors: cola, ginger ale, lemon/lime, orange and wild berry. We have developed and own the formula for this product including the flavoring. The formulation and flavors for these products are produced under contract by concentrate suppliers.

Celsius is currently packaged in distinctive (12 fl oz) glass bottles with full-body shrink-wrapped labels that are in vivid colors in abstract patterns and cover the entire bottle to create a strong on-shelf impact.  In April 2007, we introduced Celsius in twelve ounce cans. The cans are sold in single units or in packages of four. The graphics and clinically tested product are important elements to Celsius and help justify the premium pricing of $1.99 per bottle/can.

Clinical Studies

We have funded two U.S. based clinical studies for Celsius. Each conducted by research organizations and each studied the total Celsius formula. The first study was conducted by the Ohio Research Group of Exercise Science and Sports Nutrition. The second study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of the University of Oklahoma. We entered into a contract with the University of Oklahoma to pay for part of the cost of the clinical study. In addition, we provided Celsius beverage for the studies and paid for the placebo beverage used in the studies. None of our officers or directors are in any way affiliated with either of the two research organizations.

The first study was conducted by the Ohio Research Group of Exercise Science and Sports Nutrition. The Ohio Research Group of Exercise Science & Sports Nutrition is a multidisciplinary clinical research team dedicated to exploring the relationship between exercise, nutrition, dietary supplements and health, www.ohioresearchgroup.com. This placebo-controlled, double-blind cross-over study compared the effects of Celsius and the placebo on metabolic rate. Twenty-two participants were randomly assigned to ingest a twelve ounce serving of Celsius and on a separate day a serving of twelve ounces of Diet Coke®. All subjects completed both trials using a randomized, counterbalanced design. Randomized means that subjects were selected for each group randomly to ensure that the different treatments were statistically equivalent. Counterbalancing means that individuals in one group drank the placebo on the first day and drank Celsius on the second day. The other group did the opposite. Counterbalancing is a design method that is used to control ‘order effects’. In other words, to make sure the order that subjects were served does not impact the results and analysis.

Metabolic rate (via indirect calorimetry, measurements taken from breaths into and out of calorimeter) and substrate oxidation (via respiratory exchange ratios) were measured at baseline (pre-ingestion) and for 10 minutes at the end of each hour for 3 hours post-ingestion. The results showed an average increase of metabolism of twelve percent over the three hour period, compared to statistically insignificant change for the control group. Metabolic rate, or metabolism, is the rate at which the body expends energy. This is also referred to as the “caloric burn rate”. Indirect calorimetry calculates heat that living organisms produce from their production of carbon dioxide. It is called “indirect” because the caloric burn rate is calculated from a measurement of oxygen uptake. Direct calorimetry would involve the subject being placed inside the calorimeter for the measurement to determine the heat being produced. Respiratory Exchange Ratio is the ratio oxygen taken in a breath compared to the carbon dioxide breathed out in one breath or exchange. Measuring this ratio can be used for estimating which substrate (fuel such as carbohydrate or fat) is being metabolized or ‘oxidized’ to supply the body with energy.

The second study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma. This blinded, placebo-controlled study was conducted on a total of sixty men and women of normal weight. An equal number of participants were separated into two groups to compare one serving (12oz) of Celsius to a placebo of the same amount. According to the study, those subjects consuming Celsius burned significantly more calories versus those consuming the placebo, over a three hour period. The study confirmed that over the three hour period, subjects consuming a single serving of Celsius burned sixty-five percent more calories than those consuming the placebo beverage and burned an average of more than one hundred calories compared to placebo. These results were statistically significant. While the University of Oklahoma study did extend for 28 days, more testing would be needed for long term analysis of the Celsius calorie burning effects. Also, these studies were on relatively small numbers of subjects, (20 and 60 respectively) and additional studies on a larger number and wider range of body compositions can be considered to further the analysis.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in our December 31, 2007 Form 10-KSB. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand dollars and all percentages are stated to the nearest one tenth of one percent.

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

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future

The Company was incorporated in the State of Nevada on April 26, 2005 under the name “Vector Ventures Corp.” The Company changed its name to “Celsius Holdings, Inc.” on December 26, 2006. We are a holding company and carry on no operating business except through our direct wholly-owned subsidiaries, Celsius, Inc. and Celsius Netshipments, Inc. Celsius, Inc. was incorporated in Nevada on January 18, 2007, and merged with Elite on January 26, 2007, which was incorporated in Florida on April 22, 2004. Celsius Netshipments, Inc. was incorporated in Florida on March 29, 2007.

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

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $3.7 million, $1.5 million and $853,000, respectively, during the past three fiscal years of operation.

We have incurred an operating loss during the first three months ending March 31, 2008 of $1.2 million. As a result, at March 31, 2008 we had an accumulated deficit of $7.3 million. Our revenues have not been sufficient to sustain our operations.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop.  No assurances can be given when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we may not be able to continue operations

At March 31, 2008, we had a working capital deficit of $1.8 million. The independent auditor’s report for the year ended December 31, 2007, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  We have an operating cash flow deficit of $608,000 for the three months period ending March 31, 2008 and an operating cash flow deficit of $2.6 million and $1.2 million, for the twelve month periods ended December 31, 2007 and 2006, respectively.  We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries.  Therefore, we need additional funds to continue these operations.

We only have the right to receive funds from the sale of Common Stock to Fusion Capital under the Purchase Agreement by and between the Company and Fusion Capital if our stock price equals or exceeds $0.45.

We have the right to receive funds from Golden Gate Investors, LLC, from June 2008 up to $250,000 monthly, for six months, as long as the Common Stock that we exchange for the outstanding debenture is freely tradable according to Rule 144 and as long as no new rules prohibits the tradability of the Common Stock issued to Golden Gate Investors, LLC.

The sale of our Common Stock to Fusion Capital, Golden Gate Investors, LLC and CD Financial, LLC may cause dilution and the sale of the shares of Common Stock acquired by Fusion Capital, Golden Gate Investors, LLC and CD Financial, LLC could cause the price of our Common Stock to decline.

In connection with entering into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), we authorized the sale to Fusion Capital of up to 13,193,305 shares of our Common Stock.  The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the Purchase Agreement. The purchase price for the Common Stock to be sold to Fusion Capital pursuant to the Purchase Agreement will fluctuate based on the price of our Common Stock. All 13,193,305 shares registered will be freely tradable.  It is anticipated that these shares will be sold over a period of up to twenty-five months until November 16, 2009.  Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our Common Stock to decline.  Fusion Capital may ultimately purchase all, some or none of the 10,000,000 shares of Common Stock not yet issued but registered in this offering.  After it has acquired such shares, it may sell all, some or none of such shares.  Therefore, sales to Fusion Capital by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of our Common Stock. The sale of a substantial number of shares of our Common Stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

In connection with issuing a convertible debenture to Golden Gate Investors, LLC, we are not obligated to convert the debenture, if the price of our shares is below $0.20. However, in order to receive further financing we would at recent share price issue to Golden Gate Investors, LLC approximately 2 million shares monthly, from June 2008 through November 2008.

In connection with issuing a convertible note to CD Financial, LLC. After the quarter end we received additional financing from CD Financial, LLC and the total note outstanding is $750,000. This note can be converted into approximately 8 to 9 million shares at recent share price

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters, which could force us to discontinue operations.

We recorded a net loss of $1.5 million and $3.7 million for the years ended December 31, 2006, and 2007, respectively, and a loss of $1.2 million for the three months ended March 31, 2008. We had an accumulated deficit of $7.3 million as of March 31, 2008. We could incur net losses for the foreseeable future as we expand our business. We will need to generate additional revenue from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenue, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis and we could be forced to discontinue our operations.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

Although our significant accounting policies are described in Note 1 of the notes to our unaudited consolidated financial statement, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. For a detailed discussion on the application of these and our other accounting policies, see Note 1 contained in Part II, Item 7 to the Consolidated Financial Statements for the year ended December 31, 2007, included in Form 10-KSB.

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

Stock-Based Compensation –We use the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options at the date of grant. The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. The Company uses historical data of comparable companies to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenue

Sales for the three months ended March 31, 2008 and 2007 were $533,000 and $241,000, respectively. The increase of 121.7 percent was mainly due to increased sales both to new distributors and for re-orders from established distributors. We sold $164,000 to new distributors servicing Walgreens in Florida, Ohio, Michigan and Georgia, where we have received regional authorizations.

Gross profit

Gross Profit was 44.0 percent in the first quarter 2008 as compared to 27.2 percent for the same period in 2007. The increase in gross profit was mainly due to a product mix change from bottles to a majority of cans being shipped, and to improved production efficiencies.

Operating Expenses

Sales and marketing expenses has increased substantially from one year to the next, $848,000 in 2008 as compared to $345,000 for the same three month period in 2007, or an increase of $503,000. Employee cost increased by $191,000, local advertising and sampling by $109,000, other marketing expense by $108,000 and sales and marketing travel expense by $62,000. The general and administrative expenses increased from $310,000 for the first three months of 2007 to $465,000 for the same period in 2008, an increase of $155,000. This was mainly due to cost for issuance of shares to an international distributor, $120,000, costs for a clinical study of $110,000 partially offset by reduction of cost of options, $28,000, and insurance, $59,000.

We recognized an expense for termination of a consulting agreement in the first quarter of 2007 of $500,000. Coinciding with the reverse merger, the Company issued 1.4 million shares, valued at $250,000 and an interest-free note for $250,000 as consideration for termination of a consulting agreement and assignment of the Celsius trademarks.

Other expense

The interest expense increased $43,000 to $74,000, during the quarter due to increased liabilities, as compared to the same quarter in 2007. This increase was partially offset by interest income of $26,000 in the first quarter of 2008. We also incurred expense for amortization of debt discount of $55,000 in 2008. Neither interest income nor amortization of debt discount existed in 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $3.7 million, $1.5 million and $853,000, respectively, during the past three years of operation, 2007, 2006 and 2005, respectively, and a loss during the first quarter of 2008 of $1.2 million. As a result, at March 31, 2008, we had an accumulated deficit of $7.3 million. At March 31, 2008, we had a working capital deficit of $1.8 million. The independent auditor’s report for the year ended December 31, 2007, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $2.6, $1.2 million and $813,000, for last three years, respectively. Our revenue has not been sufficient to sustain our operations. We expect that our revenue will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop. No assurances can be given when this will occur or that we will ever be profitable.

On April 7, 2008, we received the total outstanding subscription receivable of $400,100 from the investor.

We fund part of our working capital from two lines of credit. One line of credit with a factoring company was renewed in January 2008 and is for $500,000. The line of credit lets us borrow 80% of eligible receivables. The factoring flat fee is 1.5% of the invoice amount; in addition we incur an interest charge of prime rate plus three percent on the average outstanding balance. The outstanding balance as of March 31, 2008 was $233,000.

We renewed a second line of credit on February 28, 2008 for inventory financing. The line of credit is also for $500,000 and lets us borrow up to 50% of our cost of eligible finished goods. The line of credit carries an interest charge of 1.5% per month of the outstanding balance and a monitoring fee of 0.5% of the previous month’s average outstanding balance. The outstanding balance as of March 31, 2008 was $238,000.

In April 2007, the Company received $250,000 in bridge financing from Brennecke Partners LLC. The note was restructured in January 2008. The remaining balance of the original note was exchanged for one million shares of the Company’s common stock valued at $121,555 and a new note for $105,000. The new note had 7 monthly principal payments of $15,000 starting March 1, 2008. The note does not carry interest. The outstanding balance on the note as of March 31, 2008 was $90,000.

We borrowed in 2004 and 2005 a total of $500,000 from one of our stockholders with interest of a rate variable with the prime rate. There is no repayment date or any plan in place to repay the loan. The outstanding balance as of March 31, 2008 was $678,000.

We borrowed $50,000 from the CEO of the Company in February 2006. The loan carries interest of seven percent. There is no repayment date or any plan in place to repay the loan. The outstanding balance as of March 31, 2008 was $57,000. As of March 31, 2008, we also owe the CEO $171,000 for accrued salaries from 2006 and 2007.

We terminated a consulting agreement with a company controlled by one of our former directors. As partial consideration we issued a note payable for $250,000. The outstanding balance as of March 31, 2008 was $150,000.

We issued in December 2007 a convertible note for $1.5 million and received $250,000 in cash and a note receivable for $1.3 million; see further discussion below on our purchase agreement with Golden Gate Investors.

We issued in December 2007, a convertible note to CD Financial for $250,000. The note carries 8 percent interest and was due on April 16, 2008. The note was refinanced in April see further section of Subsequent Events.

We received during 2007 a total of $400,000 as deposits against future orders from an international customer. We received a purchase order from the customer, and plan to ship products in April to offset the deposit. The current balance as of March 31, 2008 was $391,000.

We entered into a Stock Purchase Agreement with Fusion Capital in June 2007. During 2007, we received $1.4 million in proceeds from sales of shares to Fusion Capital. We can sell shares for a consideration of up to $14.6 million to Fusion Capital until October 2009, when and if the selling price of the shares to Fusion Capital exceeds $0.45.

We will require additional financing to sustain our operations. Management estimates that we need to raise an additional $5.0 million in order to implement our business plan over the next 12 months. We are able to implement an alternative business plan with less financing, which is more in line to funds received and financing that we have already negotiated to receive. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations. No assurances can be given that the Company will be able to raise sufficient financing.

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

The foregoing description is qualified in their entirety by reference to the full text of the promissory note, purchase agreement, and Debenture, a copy of each of which was filed as Exhibit 10.2, 10.3, and 10.4, respectively to our Current Report on Form 8-K/A as filed with the SEC on January 9, 2008 and each of which is incorporated herein in its entirety by reference.

RELATED PARTY TRANSACTIONS

We received advances from one of our stockholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The total amount outstanding, including accrued interest, as of March 31, 2008 was $678,000. The loan has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the stockholder.

We have accrued the CEO’s salary from March 2006 through May 30, 2007.  The total accrued salary as of March 31, 2008 was $171,000. Since June 1, 2007 we have paid his salary in full.

The CEO also lent the Company $50,000 in February 2006. This loan accrues seven percent interest, has no repayment date and the outstanding amount as of March 31, 2008 was $57,000.

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”). The outstanding balance to Bibby as of March 31, 2008 was $233,000. The CEO has also guaranteed the financing of a vehicle on behalf of the Company, and was previously guaranteeing the office lease for the Company. The CEO was not compensated for issuing the guarantees.

The COO of the Company lent the Company $50,000 in February 2008, the loan was repaid in March 2008. The COO also purchased in February 2008, 781,250 shares in a private placement for a total consideration of $75,000.

The CFO of the Company lent the Company $25,000 in February 2008, the loan was repaid in February 2008. The CFO also purchased in February 2008, 245,098 shares in a private placement for a total consideration of $25,000.

The VP of Strategic Accounts and Business Development purchased in February 2008, 245,098 shares in a private placement for a total consideration of $25,000.

Related party transactions are contracted on terms comparable to the terms of similar transactions with unaffiliated parties.

Item 3. Controls and Procedures

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

Changes in internal controls

We have made no changes to our internal controls during the first quarter of 2008 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On January 22, 2008 the Company issued 1,000,000 unregistered shares of common stock and note for $105,000 in exchange for a note and accrued interest of an aggregate value of $225,155 to Brennecke Partners, LLC.

On February 15, 2008 the Company issued 16,671 unregistered shares of common stock in accordance to its 2006 Stock Incentive Plan to an employee exercising vested options.

In February, 2008 the Company issued a total of 3,198,529 unregistered shares of common stock in private placements for an aggregate consideration of $298,900, net of commissions.

In March, 2008 the Company issued a total of 750,000 unregistered shares of common stock as compensation to an international distributor with an aggregate consideration of $120,000.

In March, 2008 the Company issued a total of 10,000,000 unregistered shares of common stock in a private placement, for an aggregate consideration of $500,100. In addition, the investor received a warrant to purchase seven million unregistered common stock during a 3-year period, at an exercise price of $0.13 per share. Of the total consideration, $100,000 was paid in March 2008 and the remaining $400,100 was paid on April 7, 2008.

No commission or discounts were given in the transactions above, except for one of the private placements and no underwriter was engaged.

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

CELSIUS HOLDINGS, INC.

April 29, 2008	BY:	/s/ Jan Norelid
Jan Norelid, Chief Financial Officer and Chief Accounting Officer