Form 10KSB/A
period 2007-12-31
Celsius Holdings, Inc.
filed 2008-04-30
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer has (1) filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [] No [X]

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10−KSB/A to our Annual Report on Form 10−KSB for the fiscal year ended December 31, 2007 that was originally filed with the Securities and Exchange Commission on March 3, 2008 is being filed to provide additional information required by Part III. These items were not included in the original Form 10−KSB because we anticipated that the information would be provided in our Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of our 2007 fiscal year. This Amendment No. 1 on Form 10−KSB/A does not change our previously reported financial statements or any of the other disclosure previously contained in Part I or Part II.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The name, age and positions of our directors and executive officers are set forth below:

Name	Age	Position

Stephen C. Haley	50	Chief Executive Officer, President and Chairman of the Board of Directors

Jan Norelid	54	Chief Financial Officer and Director

Richard McGee	68	Chief Operating Officer

Janice Haley	46	Vice President of Strategic Accounts and Business Development

James Cast	59	Director

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control. We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Stephen C. Haley is Chief Executive Officer, President and Chairman of the Board of Directors for the Company, and has served in this capacity since he founded Elite in 2004. Elite merged into the Company’s subsidiary, Celsius, Inc. on January 26, 2007.  Prior to founding Elite, from 2001 to 2004, Mr. Haley invested in multiple companies including the beverage industry. From 1999 to 2001, he held positions as COO and Chief Business Strategist for MAPICS, a publicly held, international software company with over five hundred employees and $145 million in revenue. From 1997 to 1999, he was CEO of Pivotpoint, a Boston based Enterprise Requirements Planning (ERP) software firm, backed by a venture group including Goldman Sachs, TA Associates, and Greyloc. He holds a BSBA in Marketing from the University of Florida.

Jan Norelid is the Chief Financial Officer and a director of the Company.  He joined the Company as Chief Financial Officer in November 2006. Mr. Norelid has twenty-seven years of local and international financial experience. Most recently, from 2005 to 2006 he worked as consultant for Bioheart Inc, a start-up bio-medical company, and FAS Group, a consulting firm specialized in SEC related matters. Previously, from September 1997 to January 2005, Mr. Norelid served as Chief Financial Officer for Devcon International Corp, an $80 million NASDAQ listed company which manufactures building materials and provides a comprehensive range of heavy-construction and support services. From January 1996 to September 1997, Mr. Norelid owned and operated a printing franchise. Prior to this, from 1990 to 1995, Mr. Norelid worked as Chief Financial Officer for Althin Medical Inc., a $100 million public medical device company. Previous experience since 1977 consisted of various controller and CFO positions for Swedish companies, stationed in six different countries in four continents. Mr. Norelid holds a degree in Business Administration from the Stockholm School of Economics.

Richard McGee is the Chief Operating Officer of the Company.  Mr. McGee joined the Company as Chief Operating Officer in September 2005. From 1998 to September 2005 Mr. McGee was retired and did not work. His experience includes over forty years in beverage manufacturing, operations, and distribution. Mr. McGee was President of Cotton Club Bottling Group in Cleveland Ohio, which manufactured its own brands and distributed other nationally recognized beverages throughout the Midwest. Mr. McGee arranged the sale of Cotton Club in 1998 to the American Bottling Group Company which was jointly owned by Cadbury Schweppes and The Carlyle Group.  Mr. McGee has a degree in Business from Montana State University.

Janice Haley is the Vice President of Strategic Accounts and Business Development of the Company.  Ms. Haley joined the Company in 2006 as VP of Marketing. Prior to joining Elite, from 2001 to 2006, Ms. Haley, together with her husband Stephen C. Haley, was an investor in beverage distribution and manufacturing companies. Ms. Haley has over twenty years management expertise including the software technology industry in enterprise applications and manufacturing industries specializing in business strategy, sales and marketing. From 1999 to 2001 she was Director of Corporate Communications of Mapics, an international public software company. Previously, from 1997 to 1999 she worked as VP of Marketing of Pivotpoint, a Boston based, venture-funded, software company. Ms. Haley began her career in production in commercial and defense manufacturing firms such as ITT and Honeywell Inc.  Ms. Haley holds a BSBA in Marketing from University of Florida.

James Cast is a director of the Company.  Mr. Cast joined the Company as director in 2007. Mr. Cast is a certified public accountant and is the owner of a CPA firm in Ft. Lauderdale, Florida, which specializes in taxes and business consulting. Prior to forming his firm in 1994, Mr. Cast was senior tax Partner-in-Charge of KPMG Peat Marwick’s South Florida tax practice with over one hundred ten employees. During his twenty-two years at KPMG he was also the South Florida coordinator for all mergers, acquisitions, and business valuations. He is a member of AICPA and FICPA. He currently serves on the Board of the Covenant House of Florida. He has a BA from Austin College and a MBA from the Wharton School at the University of Pennsylvania.

Board committees

There is currently no audit, compensation or nomination committee. There is one director on the board that is considered independent. The independent director communicates every quarter with the external audit firm.

Section 16 (a) Beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of and transactions in our common stock. To the best of our knowledge, based solely upon our review of copies of such reports and representation from reporting persons that were provided to us, we believe that each of our executive officers and directors timely filed Forms 4 and 5 with respect to transactions that should have been reported by them on such Forms.

Code of Ethical Conduct

The Company has adopted a written code of ethical conduct that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The written code was filed with the SEC on July 20, 2007 as exhibit 14.1 to the Company’s filing of Form SB-2. The Company will provide a copy of its code of ethical conduct to any person without charge upon written request addressed to Chief Financial Officer, Celsius Holdings, Inc. 140 NE 4th Ave., Suite C, Delray Beach, FL 33483.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth all compensation for the last fiscal year awarded to, or earned by, our Chief Executive Officer and all other executive officers serving as such at the end of fiscal year ended December 31, 2007 whose salary and bonus exceeded $100,000 for the year ended December 31, 2007 or who, as of December 31, 2007, was being paid a salary at a rate of at least $100,000 per year.

Summary Compensation Table

	All "compensation" listed in US Dollars
Name & Principal Position	Year	Salary	Bonus		Stock Awards		Option Awards	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other(1) Compensation	Total Compensation
Stephen C. Haley, President,	2006	$-		$-		$-	$-	$-	$-	$120,000	$120,000
CEO and Chairman of the Board (2)	2007	$93,877		$-		$-	$24,769	$-	$-	$51,000	$169,646

Jan A. Norelid, CFO	2006	$8,308		$-		$-	$-	$-	$-	$-	$8,308
and Director (2)	2007	$135,831		$-		$25,000	$20,271	$-	$-	$4,985	$186,087

Richard W. McGee, COO (2)	2006	$60,000	$		$		$-	$-	$-	$-	$60,000
	2007	$106,615		$13,506		$-	$28,073	$-	$-	$9,692	$157,886

Janice H. Haley, Vice President (2)	2006	$65,385		$-			$-	$-	$-	$-	$65,385
	2007	$103,846		$-		$-	$33,025	$-	$-	$-	$136,871

(1)
From March 2006 through part of May of 2007 the Company accrued Mr. Haley’s salary and have still not paid it, the accrued amounts are shown under All Other Compensation as $120,000 and $51,000 for the years 2006 and 2007, respectively.

Mr. Jan Norelid received $4,985 in health insurance reimbursement, and Mr. McGee received $9,692 as auto allowance.

(2)
Mr. Haley was issued 2,005,869 options; Mr. Norelid was issued 1,805,283 options; Mr. McGee was issued 2,500,116 options and Mrs. Haley was issued 2,674,493 options on January 18, 2007 to purchase shares of common stock. See NOTE 15 - STOCK BASED COMPENSATION in the audited financial statements contained herein for a discussion of the assumptions related to the determination of the fair value of the stock options.

(3)
Mr. Norelid was issued 1,337,246 shares of common stock on January 19, 2007 as starting bonus for accepting employment with the company. See NOTE 15 - STOCK BASED COMPENSATION in the audited financial statements contained herein for a discussion of the assumptions related to the determination of the fair value of the stock options.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock under our 2006 Stock Incentive Plan or separately to the named executive officers during the fiscal year ended December 31, 2007.

	Option awards					Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	Exercisable	Unexercisable	(#)	($)		(#)	($)	(#)	($)

Stephen C. Haley, CEO	-	2,005,869	-	$0.02	01/18/17	-	-	-	-

Jan A. Norelid, CFO (1)	-	1,805,283	-	$0.02	01/18/17	1,177,336	-	-	-

Richard W. McGee, COO	-	2,500,116	-	$0.02	01/18/17	-	-	-	-

Janice H. Haley, Vice President		2,674,493	-	$0.02	01/18/17	-	-	-	-

(1) Mr. Norelid was issued 1,337,336 shares of common stock as compensation for accepting the position as Chief Financial Officer. See NOTE 15 - STOCK BASED COMPENSATION in the audited financial statements contained herein for a discussion of the assumptions related to the determination of the fair value of the stock options. The stock award was subject to certain forfeiture clauses during twelve months after the award. Of the amount of shares issued, 160,000 were released from forfeiture in May, 2007. In January 2008, Mr. Norelid completed the twelve months of employment after the award and the stock award is now completely earned.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2007.

Name	Fees earned or paid in cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
James R. Cast (1) (2)	$-	$-	$2,640	$-	$-	$-	$2,640

Gregory Horn (1) (2)	$-	$-	$2,640	$-	$-	$-	$2,640

(1)
Represents options to purchase 267,450 shares of common stock issued to Mr. Cast and Mr. Horn on January 18, 2007 at an exercise price equal to $0.02. See NOTE 15 - STOCK BASED COMPENSATION in the audited financial statements contained herein for a discussion of the assumptions related to the determination of the fair value of the stock options.

(2)
Cash compensation to non-employee directors has been established to be $4,000 annually, and $250 per audit committee meeting, once such committee is formed. The fee of $4,000 for the year of service ended in January 2008 was paid to the directors in 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 28, 2008 regarding the ownership of our Common Stock by:

· each person who is known by us to own more than 5% of our shares of common stock;
· each of our named executive officers and directors; and
· all of our named executive officers and directors as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 120,575,558 shares of common stock outstanding as of April 28, 2008. For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following April 30, 2008 subject to options, warrants or similar instruments. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name(1) (2)	Number of Shares	Percent of Voting Stock
Stephen C. Haley (3)	27,413,549	22.6%
Lucille Santini	26,744,926	22.2%
Gregory T. Horn (4)	6,355,347	5.3%
Jan A. Norelid (5)	2,924,105	2.4%
Richard W. McGee (6)	1,883,598	1.6%
Janice H. Haley (7)	1,386,596	1.1%
James R. Cast (8)	133,725	0.1%
All directors and officers as a group (5 persons)	33,741,573	27.2%

(1)	Unless otherwise indicated, the address of each of the beneficial owners is 140 NE 4th Ave., Delray Beach, FL 33483.

(2)
Unless otherwise indicated, each person or group has sole voting and investment power with respect to all such shares. For purposes of the following table, a person is deemed to be the beneficial owner of securities that can be acquired by the person upon the exercise of warrants or options within 60 days of the record date. Each beneficial owner’s percentage is determined by assuming that options or warrants that are held by the person, but not those held by any other person, and which are exercisable within 60 days of the date of this table, have been exercised.

(3)	Includes 668,623 shares issuable upon exercise of options that are currently exercisable.

(4)	Includes 133,725shares issuable upon exercise of options that are currently exercisable.

(5)	Includes 1,501,761 shares issuable upon exercise of options that are currently exercisable.

(6)	Includes 300,000 shares issuable upon exercise of options that are currently exercisable.

(7)	Includes 1,141,498 shares issuable upon exercise of options that are currently exercisable.

(8)	Includes 133,725 shares issuable upon exercise of options that are currently exercisable.

Stock Option Plan

On January 18, 2007, a majority of our shareholders approved the 2006 Stock Incentive Plan. The following description of the 2006 Stock Incentive Plan is only a summary of the important provisions of the 2006 Stock Incentive Plan and does not contain all of the terms and conditions of the 2006 Stock Incentive Plan.

The 2006 Incentive Stock Plan has initially reserved 16,046,956 shares of common stock for issuance. In addition, under the 2006 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 or which are not intended to qualify as incentive stock options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

The primary purpose of the 2006 Incentive Stock Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us. The 2006 Incentive Stock Plan is administered by our board of directors, as the board of directors. When a Compensation Committee has been formed by our board of directors, it will administer the 2006 Incentive Stock Plan.

Under the 2006 Stock Incentive Plan, options or common stock may be granted to key employees, officers, directors or consultants of our company. The purchase price of the common stock subject to each incentive stock option shall not be less than the fair market value (as set forth in the 2006 Incentive Stock Plan). The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the board of directors or the Compensation Committee, in its discretion, at the time such option is granted. The board of directors, in its discretion, shall fix the expiration of each option, at the time such option is granted. The 2006 Incentive Stock Plan may at any time be terminated and from time to time be modified or amended by a majority vote of the board of directors.

Employment Agreements

We entered into employment agreements with our current executive officers on January 19, 2007. The agreements for Stephen Haley, Jan Norelid and Richard McGee were filed with the SEC on July 16, 2007, and Ms. Haley’s  agreement was filed with the SEC on February 2, 2007, all as exhibits to the Company’s Current Report on Form 8-K.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During fiscal 2006 and 2007, the following related party transactions occurred in addition to the transactions disclosed elsewhere in this Form 10-KSB.

During 2006, the Company delivered and invoiced Specialty Beverage Distributors, Inc (“SBD”) $69,832 for products, no revenue was recorded as the collectability was not reasonably assured. SBD is owned by a stockholder of the company, Lucille Santini and the CEO of our Company, Stephen C. Haley.

We received advances from one of our stockholders, Lucille Santini, at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The total amount outstanding, including accrued interest, as of December 31, 2007 was $669,000. The loan has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the stockholder.

We have accrued Mr. Haley’s salary from March 2006 through May 30, 2007.  The total accrued salary as of December 31, 2007 was $171,000. Since June 1, 2007 we have paid his salary in full.

Mr. Haley also lent the Company $50,000 in February 2006. This loan is accrues seven percent interest, has no repayment date and the outstanding amount as of December 31, 2007 was $57,000.

In August of 2006, we acquired the rights to the trademark “Celsius” pursuant to a consulting agreement with a Company controlled by one of our former directors, Mr. Gregory Horn. Upon cancelling the consulting agreement a certain payment was due. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of our Common Stock, valued at $250,000. The note has monthly amortization of $15,000 from June 30, 2007 and a final payment of the remaining outstanding balance on November 30, 2007. In addition, we had previously accrued two percent (2%) in deferred royalty on our sales from January 1, 2006. The Company has only made six of the monthly installment payments of the note payable, and the outstanding amount as of December 31, 2007 was $160,000.

Mr. Haley has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”). The outstanding balance to Bibby as of December 31, 2007 and December 31, 2006 was $103,000 and $84,000, respectively. Mr. Haley has also guaranteed the lease of a vehicle on behalf of the Company, and was previously guaranteeing the office lease for the Company. Mr. Haley was not compensated for issuing the guarantees.

Related party transactions are contracted on terms comparable to the terms of similar transactions with unaffiliated parties.

Other than the above transactions, we have not, in fiscal years 2006 and 2007, entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 13. EXHIBITS

Exhibit Number	Description to Exhibit

10.1	Incorporated by reference to the Company’s filing of Form 10-KSB as filed with the SEC on March 3, 2008

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.
Dated: April 30, 2008	/s/ Stephen C. Haley Stephen C. Haley Chairman and Chief Executive Officer (Principal Executive Officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen C. Haley Stephen C. Haley	Chairman and Chief Executive Officer (Principal Executive Officer)	April 30, 2008
/s/ Jan Norelid Jan Norelid	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2008
/s/ James R. Cast James R. Cast	Director	April 30, 2008