Form 10-Q
period 2008-06-30
Celsius Holdings, Inc.
filed 2008-08-11
CIK 1341766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares of common stock outstanding as of August 6, 2008 was 135,304,942.

CELSIUS HOLDINGS, INC.

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30	December 31[1]
ASSETS	2008	2007
	(unaudited)
Current assets:
Cash and cash equivalents	$96,790	$257,482
Accounts receivable, net	340,939	276,877
Inventories, net	575,615	578,774
Other current assets	17,656	44,960
Total current assets	1,031,000	1,158,093

Property, fixtures and equipment, net	106,489	64,697
Note receivable	1,000,000	1,250,000
Other long-term assets	60,340	60,340
Total Assets	$2,197,829	$2,533,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$809,965	$594,828
Loans payable	548,766	710,307
Deposit from customer	-	400,000
Short term portion of other liabilities	12,691	7,184
Convertible note payable, net of debt discount	242,366	199,692
Due to related parties	873,558	896,721
Total current liabilities	2,487,346	2,808,732

Convertible note payable, net of debt discount	1,298,242	1,314,914
Other liabilities	30,747	14,236
Total Liabilities	3,816,335	4,137,882

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares
authorized and no shares issued and outstanding	-	-
Common stock, $0.001 par value: 350,000,000 shares
authorized, 132 million and 106 million shares
issued and outstanding, respectively	132,363	105,611
Additional paid-in capital	6,468,162	4,410,405
Accumulated deficit	(8,219,031)	(6,120,768)
Total Stockholders’ Deficit	(1,618,506)	(1,604,752)
Total Liabilities and Stockholders’ Deficit	$2,197,829	$2,533,130

[1] Derived from audited financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2008	2007	2008	2007

Net sales	$1,000,109	$375,668	$1,533,491	$617,058
Cost of sales	631,321	301,661	930,216	476,739

Gross profit	368,788	74,007	603,275	140,319

Selling and marketing expenses	705,135	372,915	1,553,351	717,599
General and administrative expenses	423,492	377,755	888,397	687,407
Contract termination expense	-	-	-	500,000

Loss from operations	(759,839)	(676,663)	(1,838,473)	(1,764,687)

Other expense:
Interest expense, related party	(12,588)	18,688	1,838	36,490
Interest expense, net	169,168	30,933	257,952	44,036

Total other expense	156,580	49,621	259,790	80,526

Net loss	$(916,419)	$(726,284)	$(2,098,263)	$(1,845,213)

Basic and diluted:
Weighted average shares outstanding	123,126,449	101,377,081	115,691,540	96,509,146
Loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended June 30
	2008	2007
Cash flows from operating activities:
Net loss	$(2,098,263)	$(1,845,213)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	11,124	3,560
Loss on disposal of assets	804	-
Adjustment to reserve for bad debt	-	9,778
Impairment of intangible assets	-	26,000
Termination of contract	-	500,000
Issuance of stock options	131,070	26,982
Amortization of debt discount	188,575	-
Issuance of shares as compensation	120,000	95,500
Change in operating assets and liabilities:
Accounts receivable, other	(64,062)	(115,665)
Inventories	3,159	16,244
Prepaid expenses and other assets	27,304	26,400
Deposit from customer	(400,000)	12,358
Accounts payable and accrued expenses	217,853	(159,651)
Net cash used in operating activities	(1,862,436)	(1,403,707)

Cash flows from investing activities:
Purchases of property and equipment	(53,720)	(2,337)
Net cash used in investing activities	(53,720)	(2,337)

Cash flows from financing activities:
Proceeds from sale of common stock	799,312	1,387,187
Proceeds from recapitalization due to merger	-	353,117
Proceeds from note receivable	250,000	-
Proceeds (repayment) of note to shareholders	750,000	(621,715)
Proceeds from loans payable	81,229	551,381
Repayment of loans payable	(100,077)	-
Repayment of debt to related parties	(25,000)	(31,449)
Net cash provided by financing activities	1,755,464	1,638,521

(Decrease) increase in cash	(160,692)	232,477
Cash, beginning of period	257,482	28,579
Cash, end of period	$96,790	$261,056

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$110,715	$36,887
Cash paid during the year for taxes	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of shares for note payable	$911,555	$-
Issuance of shares for termination of contract	$-	$274,546
Issuance of note payable for termination of contract	$-	$250,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Celsius Holdings, Inc. is a holding company and carries on no operating business except through its wholly owned subsidiaries, Celsius, Inc. and Celsius Netshipments, Inc. Celsius, Inc. was incorporated in Nevada on January 18, 2007, and merged with Elite FX, Inc. (“Elite”) on January 26, 2007 (the “Merger”), which was incorporated in Florida on April 22, 2004. Celsius Netshipments, Inc. was incorporated in Florida on March 28, 2007.

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

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At June 30, 2008 and December 31, 2007, the Company did not have any investments with maturities greater than three months.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2008, there was no allowance for doubtful accounts.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the average method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At June 30, 2008 there was a write down of inventory of $16,444.

Property, Fixtures, and Equipment — Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years. Depreciation expense recognized in the first six months of 2008 was $11,124.

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

The Company recognized an impairment charge during the first six months of 2007 of $26,000 and no impairment in 2008.

Intangible Assets — Intangible assets consist of the web domain name Celsius.com and other trademarks and trade names, and are subject to annual impairment tests. This analysis will be performed in accordance with Statement of Financial Standards (‘‘SFAS’’) No. 142, Goodwill and Other Intangible Assets. Based upon impairment analyses performed in accordance with SFAS No. 142 in fiscal years 2007 and 2006, an impairment was recorded of $26,000 and $0, respectively. The impairment was recorded for domain names and international registration of trademarks. During the Company’s annual review of long-lived assets in July of 2008, the Company concluded that no further impairment was required.

Revenue Recognition — Revenue is recognized when the products are delivered, invoiced at a fixed price and the collectibility is reasonably assured. Any discounts, sales incentives or similar arrangement with the customer is estimated at time of sale and deducted from revenue.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events and printed advertising. The Company incurred expenses of $529,000 and $166,000, during the first six months of 2008 and 2007, respectively.

Research and Development — Research and development costs are charged to operations as incurred and consist primarily of consulting fees, raw material usage and test productions of soda. The Company incurred expenses of $138,000 and $1,000, during the first six months of 2008 and 2007, respectively.

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

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options, convertible notes and warrants (calculated using the reverse treasury stock method). As of June 30, 2008 there were options to purchase 13.3 million shares outstanding, which exercise price averaged $0.07. The dilutive common shares equivalents, including convertible notes and warrants, of 11.1 million shares were not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive.

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

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of SFAS 141R will have a material impact on its results of operations or financial condition.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. This standard is effective for fiscal years beginning after December 15, 2008, and is applicable to the Company’s fiscal year beginning January 1, 2008. The Company does not anticipate that the adoption of this FSP will have a material impact on its results of operations or financial condition.

In March 2008 and May 2008, respectively, the FASB issued the following statements of financial accounting standards, neither of which is anticipated to have a material impact on the Company’s results of operations or financial position:

•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133;” and

•	SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

3.	INVENTORIES

Inventories consist of the following at:

	June 30, 2008	December 31, 2007
Finished goods	$496,334	$407,972
Raw Materials	95,725	187,246
Less: inventory valuation allowance	(16,444)	(16,444)
Inventories, net	$575,615	$578,774

4.	OTHER CURRENT ASSETS

Other current assets at June 30, 2008 and December 31, 2007 consist of deposits on purchases, prepaid insurance and accrued interest receivable.

5.	PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures and equipment consist of the following at:

	June 30, 2008	December 31, 2007
Furniture, fixtures and equipment	$130,986	$78,425
Less: accumulated depreciation	(24,497)	(13,728)
Total	$106,489	$64,697

Depreciation expense amounted to $11,124 and $3,561 during the first six months of 2008 and 2007, respectively.

6.	OTHER LONG-TERM ASSETS

Other long-term assets at June 30, 2008 and December 31, 2007 consist of a deposit on office lease and intangible assets.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30, 2008	December 31, 2007
Accounts payable	$657,632	$466,047
Accrued expenses	152,333	128,781
Total	$809,965	$594,828

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

8.	DUE TO RELATED PARTIES

Due to related parties consists of the following as of:

		June 30, 2008	December 31, 2007
a.	The Company received advances from one of its shareholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The loan, which is not documented and has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the shareholder.	$669,111	$669,111

b.	The Company’s CEO loaned the Company $50,000 in February 2006. This loan is not documented, accrues 7 percent interest, and has no repayment date. The current liability to the CEO at June 30, 2008 and December 31, 2007, was $33,447 and $56,610, respectively. Moreover, the Company started accruing salary for the CEO in March of 2006 at a rate of $12,000 per month; at June 30, 2008 and December 31, 2007, the total liability for accrued salary to the CEO was $171,000. The Company has since June 1, 2007 paid the full salary to the CEO.	204,447	227,610
		$873,558	$896,721

9.	LOANS PAYABLE

Loans payable consist of the following as of:

		June 30, 2008	December 31, 2007
a.	The Company renewed its factoring agreement for the Company’s accounts receivable during the first quarter of 2008. The maximum finance amount under the agreement is $500,000. Each factoring of accounts receivable has a fixed fee of one and a half percent of the invoice amount, a minimum fee per month and an interest charge of prime rate plus three percent on the outstanding balance under the credit agreement. The accounts receivable are factored with full recourse to the Company and are in addition secured by all of the Company’s assets.	$114,261	$102,540

b.	The Company renewed its financing agreement for inventory on February 28, 2008. The line of credit is for $500,000 and carries an interest charge of 1.5 percent of the outstanding balance and a monitoring fee of 0.5 percent of the previous month’s average outstanding balance. The Company can borrow up to 50 percent of the cost of eligible finished goods inventory. The credit agreement is secured by all of the Company’s assets.	264,505	222,092

		June 30, 2008	December 31, 2007
c.	On April 2, 2007 the Company received a $250,000 loan from Brennecke Partners LLC. In January, 2008 the Company restructured the then outstanding balance of the note and issued 1 million shares for an equivalent value of $121,555, and a new non-interest bearing note for $105,000. The note calls for 7 monthly principal payments beginning March 1, 2008.	45,000	225,675

d.	The Company terminated a consulting agreement and received in assignment the rights to the trademark “Celsius” from one of its former directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock. The note had monthly amortization of $15,000 beginning June 30, 2007 with final payment of the remaining outstanding balance on November 30, 2007.	125,000	160,000
		$548,766	$710,307

10.	DEPOSIT FROM CUSTOMER

During 2007, the Company received $400,000 from an international customer as deposit on future orders. The deposit was used in its entirety to pay for product shipped in April and June of 2008. The current balance as of June 30, 2008 and December 31, 2007 was $0 and $400,000, respectively.

11.	CONVERTIBLE NOTE PAYABLE

On December 18, 2007 the Company issued a $250,000 convertible note to CD Financial LLC (“CD”). The loan incurs eight percent interest per annum, and the note is due on April 16, 2008. The note can be converted to Company common stock after February 16, 2008 at a rate equal to seventy five percent of the average of the previous five days volume weighted average price for trading of the common stock, nevertheless, in no case can the note be converted to more than 25 million shares of common stock. At the time of recording the note a beneficial conversion feature for the conversion option was recorded in the amount $57,219, of which $6,199 was amortized in 2007, and $51,020 in 2008. Total outstanding as of December 31, 2007 was $199,692, which is net of debt discount of $51,020. On April 4, 2008 the Company received an additional $500,000 from CD on the same terms as the first note, also extending the due date of the first note. At the time of recording the second note a beneficial conversion feature for the conversion option was recorded as debt discount in the amount $154,835. On June 10, 2008, the total amount of $750,000 was converted to 11,184,016 shares of Common Stock. The Company amortized 106,948 of the debt discount as interest expense; the remaining balance of the debt discount at time of conversion reduced the amount credited to equity.

On June 5, 2008, the Company issued a third convertible note for $250,000 to CD. The note carries 8 percent interest per annum and is convertible together with a future possible investment on or before August 3, 2008. If not converted, the note is due on November 3, 2008. At the time of recording the note a beneficial conversion feature for the conversion option was recorded in the amount $15,625, of which $6,621 was amortized in June of 2008. Total outstanding as of June 30, 2008 was $242,366, which is net of debt discount of $9,004.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

12.	OTHER LIABILITY

During 2006, the Company acquired a copier and a delivery van. The outstanding balance on the aggregate loans as of June 30, 2008 and December 31, 2007 was $16,342 and $21,420, respectively, of which $7,463 and $7,184, is due during the next 12 months, respectively. The loans carry interest of 6.7% and 9.1%, respectively. The monthly payments are $406 and $317, respectively. The assets that were purchased are collateral for the loans.

In June 2008, the Company acquired two delivery vans. The outstanding balance as of June 30, 2008 was $27,096, of which $5,228 is due during the next 12 months. The loan carries an interest of 5.8%. The monthly payment is $521. The assets that were purchased are collateral for the loans.

13.	LONG TERM DEBENTURE

On December 19, 2007, the Company entered into a $6 million security purchase agreement (the “Security Agreement”) with Golden Gate Investors, Inc (“GGI”), a California corporation. Under the Security Agreement, the Company issued as a first tranche a $1.5 million convertible debenture maturing on December 19, 2011. The debenture accrues seven and 3/4 percent interest per annum.  As consideration the Company received $250,000 in cash and a note receivable for $1,250,000. The note receivable accrues eight percent interest per annum and is due on February 1, 2012. The note has a pre-payment obligation of $250,000 per month when certain criteria are fulfilled. The most significant criteria is that the Company can issue freely tradable shares under the debenture for an equivalent value. The Company estimates that according to Rule 144, the shares will be freely tradable at different dates in 2008. The Company is not obligated to convert the debenture to shares, partially or in full, unless GGI prepays the respective portion of its obligation under the note. The Security Agreement contains three more identical tranches for a total agreement of $6 million. Each new tranche can be started at any time by GGI during the debenture period which is defined as between December 19, 2007 until the balance of the existing debentures is $250,000 or less. Either party can, with a total penalty payment of $45,000 for the Company, and $100,000 for GGI, cancel any or all of the three pending tranches.

The debenture is convertible to common shares at a conversion rate of eighty percent of the average of the three lowest volume weighted average prices for the previous 20 trading days. The Company is not obligated to convert the amount requested to be converted into Company common stock, if the conversion price is less than $0.20 per share. GGI’s ownership in the company cannot exceed 4.99% of the outstanding common stock. Under certain circumstances the Company may be forced to pre pay the debenture with a fifty percent penalty of the pre-paid amount.

The Company recorded a debt discount of $186,619 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The debt discount is being amortized over the term of the debenture. The Company recorded $23,328 as interest expense amortizing the debt discount during the first six months of 2008. The Company considered SFAS 133 and EITF 00-19 and concluded that the conversion option should not be bifurcated from the host contract according to SFAS 133 paragraph 11 a, and concluded that according to EITF 00-19 the conversion option is recorded as equity and not a liability.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

In June 2008, the Company received the first payment of $250,000 on the note receivable. The Company converted $40,000 of the debenture to 603,628 shares of Common Stock in June 2008, and subsequent to June 30 has converted additional $150,000 to 2,255,436 shares of Common Stock.

The outstanding liability, net of debt discount, as of June 30, 2008 and December 31, 2007 was $1,298,242 and $1,314,914, respectively.

14.	STOCK-BASED COMPENSATION

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

The Company has issued approximately 13.3 million options to purchase shares at an average price of $0.07 with a fair value of $519,000. For the six months ended June 30, 2008, the Company recognized $131,070 of non-cash compensation expense (included in Selling, General and Administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations). As of June 30, 2008, the Company had approximately $249,000 of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 1.3 years. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase 4.1 million shares that have vested, and 16,671 shares were exercised as of June 30, 2008. The following is a summary of the assumptions used:

Risk-free interest rate	1.7% - 4.9%
Expected dividend yield	—
Expected term	3 – 5 years
Expected annual volatility	73% - 82%

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

 In March, 2008, the Company issued a total of 750,000 shares as compensation to an international distributor at a fair value of $120,000. The same agreement can give the distributor 750,000 additional shares if certain sales targets are met, or if the stock price of the Company is 45 cents or greater for a period of 5 trading days, whichever occurs first.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

15.	RELATED PARTY TRANSACTIONS

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”), the outstanding balance to Bibby as of June 30, 2008 and December 31, 2007 was $114,261 and $102,540, respectively. The CEO has also guaranteed the financing for the Company’s offices and a purchase of a vehicle. The CEO has not received any compensation for the guarantees.

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

The Vice President of Strategic Accounts and Business Development purchased in February 2008, 245,098 in a private placement for a total consideration of $25,000.

16.	STOCKHOLDERS’ DEFICIT

Issuance of common stock pursuant to conversion of note

In January 2008, the Company restructured the then outstanding balance of a note and issued 1 million shares for an equivalent value of $121,555, and a new non-interest bearing note for $105,000. The note calls for 7 monthly principal payments beginning March 1, 2008. The outstanding balance as of June 30, 2008 was $90,000.

In June 2008, the Company issued 11,184,016 and 603,628 as conversion of notes for $750,000 and $40,000, respectively, to two separate noteholders.

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

Issuance of common stock pursuant to private placements

In February 2008 the Company issued a total of 3,198,529 unregistered shares of common stock in private placements for an aggregate consideration of $298,900, net of commissions.

In March 2008 the Company issued a total of ten million unregistered shares of common stock in a private placement, for an aggregate consideration of $500,100. In addition, the investor received a warrant to purchase seven million unregistered shares of common stock during a 3-year period, at an exercise price of $0.13 per share. Of the total consideration, $100,000 was paid in March and $400,100 was paid on April 7, 2008.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

17.	SUBSEQUENT EVENTS

In July and August Golden Gate Investors, converted $200,000 of its convertible debenture to 2.9 million shares. Golden Gate Investors made its second payment of $250,000 in July on its note payable to the Company.

On July 15, 2008 the Company issued a convertible note for $250,000 to CD Financial, LLC. The note carries 8 percent interest per annum and was converted in August 2008.

On August 8, 2008, the Company entered into a securities purchase agreement (“SPA”) with CDS Ventures, LLC of Florida, LLC (“CDS”), an affiliate of CD Financial, LLC. Pursuant to the SPA, the Company issued 2,000 Series A preferred shares (“Preferred Shares”), as well as a warrant to purchase additional 1,000 Preferred Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD Financial, LLC. The Preferred Shares can be converted into Company Common Stock at any time; for the first 200 days after the closing date, the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the Common Stock for the prior 10 trading days. Pursuant to the SPA, the Company entered into a registration rights agreement under which the company agreed to file a registration statement for the common stock issuable upon conversion of Preferred Shares. The Preferred Shares accrues a ten percent annual dividend, payable in additional Preferred Shares. The full agreement can be reviewed in the Company’s Form 8-K filed with the SEC in August 2008.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Current Business of our Company

We operate in United States through our wholly-owned subsidiaries, Celsius Inc., which acquired the operating business of Elite FX, Inc. (“Elite”) through a reverse merger on January 26, 2007, and Celsius Netshipments, Inc.  Celsius, Inc. is in the business of developing and marketing healthier functional beverages in the functional beverage category of the beverage industry.  Celsius was Elite’s first commercially available product. Celsius is a sparkling beverage that burns calories. Celsius is currently available in five flavors, cola, ginger ale, lemon/lime, orange and wild berry.  Celsius Netshipments, Inc., incorporated in Florida on March 29, 2007, distributes the Celsius beverage via the internet. Our focus is on increasing sales of our existing products.

We are using Celsius as a means to attract and sign up direct-store-delivery (“DSD”) distributors across the US. DSD distributors are wholesalers/distributors that purchase product, store it in their warehouse and then using their own trucks to sell and deliver the product direct to retailers and their store shelves or cooler doors. During this process they make sure that the product is properly placed on the shelves, the invoicing and collection process is managed and local personnel are trained. Most retailers prefer this method to get beverages to their stores. There are some retailers that prefer a different method called direct-to-retailer (“DTR”). In this scenario, the retailer is buying direct from the brand manufacturer and the product is delivered to the retailer’s warehousing system. The retailer is then responsible to properly stock the product and get it to the shelves. Our strategy is to cover the country with a network of DSD distributors. This allows us to sell to retailer chains that prefer this method and whose store locations span across distributor boundaries. We believe that a strong DSD network gives us a path to get to the smaller independent retailers who are too small to have their own warehousing and distribution systems and thus can only get their beverages from distributors. Our strategy of building a DSD network will not prohibit us from going DTR when a retailer requests or requires it.

We have currently signed up distributors in many of the larger markets in the US (Chicago, Detroit, Boston, South East Florida, Los Angeles, etc). We expect that it will take at least until 2009 before we have most of the United States covered.

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

Our Products

In 2005, Elite introduced Celsius to the beverage marketplace and it is our first product. Multiple clinical studies have shown that a single 12 ounce serving raises metabolism over a 3 to 4 hour period. Quantitatively, the energy expenditure was on average over 100 calories from a single serving.

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

Two different research organizations have statistically proven the Celsius calorie burning capability in four clinical studies.  This product line, which is referred to as our “core brand”, competes in the “functional beverage” segment of the beverage marketplace with distinctive flavors and packaging.  A functional beverage is a beverage containing one or more added ingredients intended to satisfy a physical or functional need, which often carries a unique and sophisticated imagery and a premium price tag. This segment includes herb-enhanced fruit drinks, ready-to-drink (RTD) teas, sports drinks, energy drinks, and single-serve (SS) fresh juice. By raising metabolism for the extended period of three to four hours, Celsius provides a negative calorie effect (burn more than you consume) as well as energy.

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

Clinical Studies

We have funded four U.S. based clinical studies for Celsius. Each conducted by research organizations and each studied the total Celsius formula. The first study was conducted by the Ohio Research Group of Exercise Science and Sports Nutrition. The s second, third and fourth studies were conducted by the Applied Biochemistry & Molecular Physiology Laboratory of the University of Oklahoma. We entered into a contract with the University of Oklahoma to pay for part of the cost of the clinical study. In addition, we provided Celsius beverage for the studies and paid for the placebo beverage used in the studies. None of our officers or directors are in any way affiliated with either of the two research organizations.

The first study was conducted by the Ohio Research Group of Exercise Science and Sports Nutrition. The Ohio Research Group of Exercise Science & Sports Nutrition is a multidisciplinary clinical research team dedicated to exploring the relationship between exercise, nutrition, dietary supplements and health, www.ohioresearchgroup.com. This placebo-controlled, double-blind cross-over study compared the effects of Celsius and the placebo on metabolic rate. Twenty-two participants were randomly assigned to ingest a twelve ounce serving of Celsius and on a separate day a serving of twelve ounces of Diet Coke®. All subjects completed both trials using a randomized, counterbalanced design. Randomized means that subjects were selected for each group randomly to ensure that the different treatments were statistically equivalent. Counterbalancing means that individuals in one group drank the placebo on the first day and drank Celsius on the second day. The other group did the opposite. Counterbalancing is a design method that is used to control ‘order effects’. In other words, to make sure the order that subjects were served, does not impact the results and analysis.

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

The third study, also conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma, extended our second study with the same group of sixty individuals and protocol for 28 days and showed the same statistical significance of increased calorie burn (minimal attenuation). While the University of Oklahoma study did extend for 28 days, more testing would be needed for long term analysis of the Celsius calorie burning effects. Also, these studies were on relatively small numbers of subjects, they have statistically significant results. Additional studies on a larger number and wider range of body compositions can be considered to further the analysis.

Our fourth study, also conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma, combined Celsius with exercise. This 10-week placebo-controlled, randomized and blinded study was conducted on a total of 37 subjects. Participants were randomly assigned into one of two groups: Group 1 consumed one serving of Celsius per day, and Group 2 consumed one serving of an identically flavored and labeled placebo beverage. Both groups participated in 10 weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. The results showed that consuming a single serving of Celsius prior to exercising may enhance the positive adaptations of exercise on body composition, cardiorespiratory fitness and endurance performance. According to the preliminary findings, subjects consuming a single serving of Celsius lost significantly more fat mass and gained significantly more muscle mass than those subjects consuming the placebo - a 93.75% greater loss in fat and 50% greater gain in muscle mass, respectively. The study also confirmed that subjects consuming Celsius significantly improved measures of cardiorespiratory fitness and the ability to delay the onset of fatigue when exercising to exhaustion.

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

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $3.7 million, $1.5 million and $853,000, respectively, during the past three fiscal years of operation.  We have incurred an operating loss during the first six months ending June 30, 2008 of $2.1 million. As a result, at June 30, 2008 we had an accumulated deficit of $8.2 million. Our revenues have not been sufficient to sustain our operations.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop.  No assurances can be given when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we may not be able to continue operations

At June 30, 2008, we had a working capital deficit of $1.5 million. The independent auditor’s report for the year ended December 31, 2007, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  We have an operating cash flow deficit of $1.9 million for the six-month period ending June 30, 2008 and an operating cash flow deficit of $2.6 million and $1.2 million, for the twelve month periods ended December 31, 2007 and 2006, respectively.  We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries.  Therefore, we need additional funds to continue these operations.

The sale of our Common Stock to Fusion Capital, Golden Gate Investors, LLC, CD Financial, LLC and CDS Ventures of South Florida, LLC may cause dilution and the sale of the shares of Common Stock acquired by Fusion Capital, Golden Gate Investors, LLC, CD Financial, LLC and CDS Ventures of South Florida, LLC could cause the price of our Common Stock to decline.

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

The purchase price for the Common Stock to be sold to Fusion Capital pursuant to the Purchase Agreement will fluctuate based on the price of our Common Stock. All 13,193,305 shares registered are freely tradable.  It is anticipated that these shares will be sold over a period of up to twenty-five months until November 16, 2009.  Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our Common Stock to decline.  Fusion Capital may ultimately purchase all, some or none of the 10,000,000 shares of Common Stock not yet issued but registered.  After it has acquired such shares, it may sell all, some or none of such shares.  Therefore, sales to Fusion Capital by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of our Common Stock. The sale of a substantial number of shares of our Common Stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

In connection with issuing a convertible debenture to Golden Gate Investors, LLC (“GGI”), we are not obligated to convert the debenture, if the price of our shares is below $0.20. We have issued 3.5 million shares to GGI between June 16 and August 6, 2008, as partial conversion of the debenture. We may have to issue more than 20 million shares to GGI, upon their requests to convert the debenture.

On June 10, 2008, the total amount of $750,000 in notes payable to CD Financial, LLC was converted to 11,184,016 shares of Common Stock of which 7,456,011 shares are freely tradable, as of June 30, 2008.

In connection with issuing 2,000 Series A Preferred Shares in August 2008, CDS Ventures of South Florida, LLC can convert these into 25 million of Common Stock.

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters, which could force us to discontinue operations.

We recorded a net loss of $1.5 million and $3.7 million for the years ended December 31, 2006, and 2007, respectively, and a loss of $2.1 million for the six months ended June 30, 2008. We had an accumulated deficit of $8.2 million as of June 30, 2008. We could incur net losses for the foreseeable future as we expand our business. We will need to generate additional revenue from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenue, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis and we could be forced to discontinue our operations.

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

Our future success will depend substantially upon the abilities of, and personal relationships developed by, Stephen C. Haley, our Chief Executive Officer, Chairman of the Board and majority stockholder, Jan Norelid our Chief Financial Officer, and Mrs. Irina Lorenzi, our Innovations VP. The loss of Messrs. Haley, Norelid and Lorenzi’s services could materially adversely affect our business and our prospects for the future. We do not have key person insurance on the lives of such individuals. Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel in the functional beverage industry is intense and we may not be able to retain our key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse affect upon our business, results of operations and financial condition.

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

Although our significant accounting policies are described in Note 1 of the notes to our unaudited consolidated financial statements, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. For a detailed discussion on the application of these and our other accounting policies, see Note 1 contained in Part II, Item 7 to the Consolidated Financial Statements for the year ended December 31, 2007, included in Form 10-KSB.

Accounts Receivable – We evaluate the collectibility of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected.  In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Revenue

Sales for the three months ended June 30, 2008 and 2007 were $1.0 million and $376,000, respectively. The increase of 166.2 percent was mainly due to one large international order and to lesser extent to increased sales both to new distributors and for re-orders from established distributors.

Gross profit

Gross Profit was 36.9 percent in the second quarter 2008 as compared to 19.7 percent for the same period in 2007. The increase in gross profit was mainly due to a product mix change from bottles to a majority of cans being shipped, and to improved production efficiencies for our cans, offset to a less extent by lower margin on our export shipments and higher cost for our bottles.

Operating Expenses

Sales and marketing expenses has increased substantially from one year to the next, $705,000 for the second quarter of 2008 as compared to $373,000 for the same three month period in 2007, or an increase of $332,000. This was mainly due to increased employee cost by $90,000, local advertising and sampling by $182,000, and sales and marketing travel expense by $46,000, offset to a lesser extent by reduced other marketing expense of $24,000. The general and administrative expenses increased from $378,000 for the second quarter of 2007 to $423,000 for the same period in 2008, an increase of $45,000. This was mainly due to increased cost for issuance of options to employees and consultants of $132,000, increased cost of personnel of $32,000, and increased research and development expense of $27,000, offset to a lesser extent by reduction of legal and professional fees of $70,000, reduced investor relations expense of $96,000.

Other expense

The net interest expense increased from $50,000 for the second quarter in 2007 to $157,000, during the second quarter in 2008, or an increase of $107,000. This increase was mainly due to amortization of debt discount of $133,000, incurred when issuing convertible notes, offset to a lesser extent by an increase in interest income of $25,000.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Revenue

Sales for the six months ended June 30, 2008 and 2007 were $1.5 million and $617,000, respectively. The increase of 148.5 percent was due to one large international order and to increased sales both to new distributors and re-orders from established distributors, mainly sales directly or indirectly to Walgreens of $289,000, which is a new customer this year.

Gross profit

Gross profit was 39.3 percent in six months ended June 30, 2008 as compared to 22.7 percent for the same period in 2007. The increase in gross profit was mainly due to a product mix change from bottles to a majority of cans being shipped, and to improved production efficiencies on our cans, offset to a lesser extent by lower margins on our export sales and increased cost for our bottles.

Operating Expenses

Sales and marketing expenses have increased substantially from one year to the next, $1.6 million for the first half of 2008 as compared to $718,000 for the same six month period in 2007, or an increase of $836,000. Sales and marketing employee cost increased by $281,000, local advertising and sampling by $303,000, sales and marketing travel expense by $109,000, and national advertising by $120,000. The general and administrative expenses increased from $687,000 for the first half of 2007 to $888,000 for the same period in 2008, an increase of $201,000. This increase was mainly due to increased cost for issuance of options to employees and consultants of $104,000, expense for issuance of shares to a distributor of $120,000, increased cost of personnel of $55,000, and increased research and development expense of $137,000, offset to a lesser extent by reduction of legal and professional fees of $59,000, reduced investor relations expense of $101,000, and reduced insurance expense of $63,000.

We recognized an expense for termination of a consulting agreement in January of 2007 of $500,000. Coinciding with the reverse merger, the Company issued 1.4 million shares, valued at $250,000 and an interest-free note for $250,000 as consideration for termination of a consulting agreement and assignment of the Celsius trademarks.

Other expense

The net interest expense increased from $81,000 for the first 6 months of 2007 to $260,000, during the same period in 2008, or an increase of $179,000. This increase was mainly due to amortization of debt discount of $188,000, incurred when issuing convertible notes, offset to a lesser extent by an increase in interest income of $51,000.

LIQUIDITY AND CAPITAL RESOURCES

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $3.7 million, $1.5 million and $853,000, respectively, during the past three years of operation, 2007, 2006 and 2005, respectively, and a loss during the first six months of 2008 of $2.1 million. As a result, at June 30, 2008, we had an accumulated deficit of $8.2 million. At June 30, 2008, we had a working capital deficit of $1.5 million. The independent auditor’s report for the year ended December 31, 2007, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $2.6 million, $1.2 million and $813,000, for last three years, respectively. Our revenue has not been sufficient to sustain our operations. We expect that our revenue will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop. No assurances can be given when this will occur or that we will ever be profitable.

We fund part of our working capital from two lines of credit. One line of credit with a factoring company was renewed in January 2008 and is for $500,000. The line of credit lets us borrow 80% of eligible receivables. The factoring flat fee is 1.5% of the invoice amount; in addition we incur an interest charge of prime rate plus three percent on the average outstanding balance. The outstanding balance as of June 30, 2008 was $114,000.

We renewed a second line of credit on February 28, 2008 for inventory financing. The line of credit is also for $500,000 and lets us borrow up to 50% of our cost of eligible finished goods. The line of credit carries an interest charge of 1.5% per month of the outstanding balance and a monitoring fee of 0.5% of the previous month’s average outstanding balance. The outstanding balance as of June 30, 2008 was $265,000.

In April 2007, the Company received $250,000 in bridge financing from Brennecke Partners LLC. The note was restructured in January 2008. The remaining balance of the original note was exchanged for one million shares of the Company’s common stock valued at $121,555 and a new note for $105,000. The new note had 7 monthly principal payments of $15,000 starting March 1, 2008. The note does not carry interest. The outstanding balance on the note as of June 30, 2008 was $45,000.

We borrowed in 2004 and 2005 a total of $500,000 from one of our stockholders with interest of a rate variable with the prime rate. There is no repayment date or any plan in place to repay the loan. The outstanding balance as of June 30, 2008 was $669,000.

We borrowed $50,000 from the CEO of the Company in February 2006. The loan carries interest of seven percent. There is no fixed repayment date; the plan is to pay off the loan as funds are available. The outstanding balance as of June 30, 2008 was $33,000. As of June 30, 2008, we also owe the CEO $171,000 for accrued salaries from 2006 and 2007.

We terminated a consulting agreement with a company controlled by one of our former directors. As partial consideration we issued a note payable for $250,000. The outstanding balance as of June 30, 2008 was $125,000.

We issued in December 2007 a convertible note for $1.5 million and received $250,000 in cash and a note receivable for $1.3 million; see further discussion below on our purchase agreement with Golden Gate Investors.

We issued in December 2007, a convertible note to CD Financial LLC (“CD”) for $250,000. The note carries 8 percent interest and was due on April 16, 2008. The note was refinanced in April at the time CD lent us additional $500,000. The combined note was converted in June 2008 to 11.2 million shares.

We issued in June and July, 2008, two separate convertible notes to CD, each for $250,000. The notes carry 8 percent interest. In August of 2008, we entered into a security purchase agreement with CDS Ventures of South Florida, LLC, an affiliate of CD, pursuant to which we received $1.5 million in cash, cancelled the two convertible notes issued to CD Financial, LLC and issued 2,000 Series A Preferred Shares, and a warrant to purchase additional 1,000 Series A Preferred Shares.

We received during 2007 a total of $400,000 as deposits against future orders from an international customer. We received a purchase order from the customer, and shipped products in April and June offsetting the deposit. There is no outstanding balance as of June 30, 2008.

We entered into a Stock Purchase Agreement with Fusion Capital in June 2007. During 2007, we received $1.4 million in proceeds from sales of shares to Fusion Capital. We can sell shares for a consideration of up to $14.6 million to Fusion Capital until October 2009, when and if the selling price of the shares to Fusion Capital exceeds $0.45.

We will require additional financing to sustain our operations. Management estimates that we need to raise an additional $2.0 to $3.0 million in order to implement our revised business plan over the next 12 months. We are able to implement an alternative business plan with less financing, which is more in line to funds received and financing that we have already negotiated to receive. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations. No assurances can be given that the Company will be able to raise sufficient financing.

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

GGI made its first monthly payment of $250,000 in the end of June 2008 and made its second monthly payment in July, plus all accrued interest.  GGI converted $40,000 of its convertible debenture in June 2008 to 604,000 shares. Subsequent to the quarter-end, GGI converted additionally $200,000 of its convertible debenture to approximately 2.9 million shares.

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

OUR SECURITY PURCHASE AGREEMENT WITH CDS VENTURES OF SOUTH FLORIDA, LLC

On August 8, 2008, the Company entered into a securities purchase agreement (“SPA”) with CDS Ventures, LLC of Florida, LLC (“CDS”), an affiliate of CD Financial, LLC. Pursuant to the SPA, the Company issued 2,000 Series A preferred shares (“Preferred Shares”), as well as a warrant to purchase additional 1,000 Preferred Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD Financial, LLC. The Preferred Shares can be converted into Company Common Stock at any time; for the first 200 days after the closing date, the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the Common Stock for the prior 10 trading days. Pursuant to the SPA, the Company entered into a registration rights agreement under which the company agreed to file a registration statement for the common stock issuable upon conversion of Preferred Shares. The Preferred Shares accrues a ten percent annual dividend, payable in additional Preferred Shares. The full agreement can be reviewed in the Company’s Form 8-K filed with the SEC in August 2008.

RELATED PARTY TRANSACTIONS

We received advances from one of our stockholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The total amount outstanding, including accrued interest, as of June 30, 2008 was $669,000. The loan has no repayment date, accrues interest with a rate varying with the prime rate. No interest has been paid to the stockholder.

We have accrued the CEO’s salary from March 2006 through May 30, 2007.  The total accrued salary as of June 30, 2008 was $171,000. Since June 1, 2007 we have paid his salary in full.

The CEO also lent the Company $50,000 in February 2006. This loan accrues seven percent interest, has no fixed repayment date. In April 2008, $25,000 was repaid and the outstanding amount as of June 30, 2008 was $33,000.

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”). The outstanding balance to Bibby as of June 30, 2008 was $114,000. The CEO has also guaranteed the financing of a vehicle on behalf of the Company, and was previously guaranteeing the office lease for the Company. The CEO was not compensated for issuing the guarantees.

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

Item 3  Controls and Procedures

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

Changes in internal controls

We have made no changes to our internal controls during the first half of 2008 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2008 the Company issued 11.2 million shares as conversion for a $750,000 convertible note that was originally issued in December 2007 and April 2008.

In June 2008, the Company issued 604,000 shares as partial conversion of a convertible debenture issued in December 2007.

No commission was issued in the transactions above.

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

CELSIUS HOLDINGS, INC.

August 11, 2008	BY:	/s/: Jan Norelid
Jan Norelid, Chief Financial Officer and Chief Accounting Officer