Form 10-Q
period 2008-09-30
Celsius Holdings, Inc.
filed 2008-11-05
CIK 1341766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of common stock outstanding as of November 3, 2008 was 147,996,678.

CELSIUS HOLDINGS, INC.

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30	December 31[1]
ASSETS	2008	2007
	(unaudited)
Current assets:
Cash and cash equivalents	$294,367	$257,482
Accounts receivable, net	238,020	276,877
Inventories, net	741,792	578,774
Other current assets	40,967	44,960
Total current assets	1,315,146	1,158,093

Property, fixtures and equipment, net	179,058	64,697
Note receivable	250,000	1,250,000
Other long-term assets	60,340	60,340
Total Assets	$1,804,544	$2,533,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$727,892	$594,828
Loans payable	272,198	710,307
Deposit from customer	-	400,000
Short term portion of other liabilities	18,191	7,184
Convertible note payable, net of debt discount	-	199,692
Due to related parties, short-term portion	120,000	896,721
Total current liabilities	1,138,281	2,808,732

Convertible note payable, net of debt discount	774,906	1,314,914
Due to related parties, long-term	722,717	-
Other liabilities	74,955	14,236
Total Liabilities	2,710,859	4,137,882

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized,
2,000 shares and 0 shares issued and outstanding, respectively	2,000,000	-
Common stock, $0.001 par value: 350,000,000 shares authorized,
141 million and 106 million shares issued and outstanding, respectively	140,934	105,611
Additional paid-in capital	7,016,007	4,410,405
Accumulated deficit	(10,063,256)	(6,120,768
Total Stockholders’ Deficit	(906,315)	(1,604,752
Total Liabilities and Stockholders’ Deficit	$1,804,544	$2,533,130

[1] Derived from audited financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2008	2007	2008	2007

Net sales	$435,484	$508,489	$1,968,975	$1,125,547
Cost of sales	456,293	268,429	1,386,509	745,168

Gross profit	(20,809)	240,060	582,466	380,379

Selling and marketing expenses	1,356,642	580,648	2,909,993	1,298,247
General and administrative expenses	434,182	401,665	1,322,579	1,089,072
Contract termination expense	-	-	-	500,000

Loss from operations	(1,811,633)	(742,253)	(3,650,106)	(2,506,940)

Other expense:
Interest expense, related party	5,085	16,708	6,923	53,198
Interest expense, net	27,507	24,640	285,459	68,676

Total other expense	32,592	41,348	292,382	121,874

Net loss	$(1,844,225)	$(783,601)	$(3,942,488)	$(2,628,814)

Basic and diluted:
Weighted average shares outstanding	136,388,430	104,213,018	122,626,170	99,105,323
Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended September 30
	2008	2007
Cash flows from operating activities:
Net loss	$(3,942,488)	$(2,628,814)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	20,000	7,297
Loss on disposal of assets	804	-
Adjustment to reserve for bad debt	41,721	-
Adjustment to reserve for inventory obsolescence	140,456	-
Impairment of intangible assets	-	26,000
Termination of contract	-	500,000
Issuance of stock options	165,140	60,279
Amortization of debt discount	199,581	-
Issuance of shares as compensation	125,450	95,500
Change in operating assets and liabilities:
Accounts receivable, other	(2,864)	(249,791)
Inventories	(303,474)	49,379
Prepaid expenses and other assets	3,993	(3,164)
Deposit from customer	(400,000)	350,000
Accounts payable and accrued expenses	133,231	(160,684)
Net cash used in operating activities	(3,818,450)	(1,953,998)

Cash flows from investing activities:
Purchases of property and equipment	(135,165)	(32,910)
Net cash used in investing activities	(135,165)	(32,910)

Cash flows from financing activities:
Proceeds from sale of common stock	799,312	1,939,974
Proceeds from sale of preferred stock	1,500,000	-
Proceeds from convertible notes	990,900	-
Proceeds from recapitalization due to merger	-	353,117
Proceeds from note receivable	1,000,000	-
Repayment of note to shareholders	-	(621,715)
Proceeds from loans payable	80,162	483,518
Repayment of loans payable	(325,870)	-
Repayment of debt to related parties	(54,004)	(106,449)
Net cash provided by financing activities	3,990,500	2,048,445

Increase in cash	36,885	61,537
Cash, beginning of period	257,482	28,579
Cash, end of period	$294,367	$90,116

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$154,846	$87,590
Cash paid during the year for taxes	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of shares for note payable	$1,696,555	$-
Issuance of shares for termination of contract	$-	$274,546
Issuance of note payable for termination of contract	$-	$250,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Celsius Holdings, Inc. operates in United States through its wholly -owned subsidiaries, Celsius Inc., which acquired the operating business of Elite FX, Inc. (“Elite”) through a reverse merger on January 26, 2007, and Celsius Netshipments, Inc. Celsius, Inc. was incorporated in Nevada on January 18, 2007, and merged with Elite FX, Inc. (“Elite”) on January 26, 2007 (the “Merger”), which was incorporated in Florida on April 22, 2004. Celsius, Inc. is in the business of developing and marketing healthier functional beverages in the functional beverage category of the beverage industry. Celsius was Elite’s first commercially available product. Celsius is a beverage that burns calories. Celsius is currently available in five sparkling flavors: cola, ginger ale, lemon/lime, orange and wild berry, and two non-carbonated green teas: peach/mango and raspberry/acai.  Celsius Netshipments, Inc., incorporated in Florida on March 29, 2007, distributes the Celsius beverage via the internet. .

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

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2008 and December 31, 2007, the Company did not have any investments with maturities greater than three months.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2008 and December 31, 2007, there was an allowance for doubtful accounts of $41,721 and $0, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the average method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At September 30, 2008 and December 31, 2007, there was a write down of inventory of $156,900 and $16,444, respectively.

Property, Fixtures, and Equipment — Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years. Depreciation expense recognized in the first nine months of 2008 was $20,000.

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

The Company recognized an impairment charge during the first nine months of 2007 of $26,000 and no impairment in 2008.

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

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events and printed advertising. The Company incurred expenses of $980,000 and $221,000, during the first nine months of 2008 and 2007, respectively.

Research and Development — Research and development costs are charged to operations as incurred and consist primarily of consulting fees, raw material usage and test productions of soda. The Company incurred expenses of $254,000 and $114,000, during the first nine months of 2008 and 2007, respectively.

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

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options, convertible notes and warrants (calculated using the reverse treasury stock method). As of September 30, 2008 there were options to purchase 13.5 million shares outstanding, which exercise price averaged $0.07. The dilutive common shares equivalents, including convertible notes, preferred stock and warrants, of 42.6 million shares were not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive.

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

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

In March 2008 and May 2008, respectively, the FASB issued the following statements of financial accounting standards, neither of which is anticipated to have a material impact on the Company’s results of operations or financial position:

•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133;” and
•	SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”

3.	INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2008	2007
Finished goods	$763,417	$407,972
Raw Materials	135,275	187,246
Less: inventory valuation allowance	(156,900)	(16,444)
Inventories, net	$741,792	$578,774

4.	OTHER CURRENT ASSETS

Other current assets at September 30, 2008 and December 31, 2007 consist of deposits on purchases, prepaid insurance, other accounts receivable and accrued interest receivable.

5.	PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures and equipment consist of the following at:

	September 30,	December 31,
	2008	2007
Furniture, fixtures and equipment	$212,431	$78,425
Less: accumulated depreciation	(33,373)	(13,728)
Total	$179,058	$64,697

Depreciation expense amounted to $20,000 and $7,297 during the first nine months of 2008 and 2007, respectively.

6.	OTHER LONG-TERM ASSETS

Other long-term assets at September 30, 2008 and December 31, 2007 consist of a deposit on office lease and intangible assets.

7.	NOTE RECEIVABLE

Note receivable from Golden Gate Investors, Inc. consists of the last of five installments for $250,000, each, due on October 21, 2008. The note accrues 8% interest per annum. The Company has an outstanding debenture to the same company.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30,	December 31,
	2008	2007
Accounts payable	$626,825	$466,047
Accrued expenses	101,067	128,781
Total	$727,892	$594,828

9.	DUE TO RELATED PARTIES

Due to related parties consists of the following as of:

		September 30, 2008	December 31, 2007
a.	The Company received advances from one of its shareholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. In July, 2008, the debt was refinanced and accrues interest at the prime rate. Monthly amortization of $5,000 is due and a balloon payment of approximately $619,000 is due in January 2010.	$652,612	$669,111

b.	The Company’s CEO loaned the Company $50,000 in February 2006. Moreover, the Company accrued salary for the CEO from March of 2006 through May 2007 for a total of $171,000. In August 2008, the total debt was refinanced and accrues interest at 3%, monthly payments of $5,000 are due with a balloon payment of $64,000 in January 2011.	190,105	227,610
		$842,717	$896,721
Less: Short-term portion		$(120,000)	$(896,721)

Long-term portion		$722,717	$-

Also, see Note 17 – Related party transactions.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

10.	LOANS PAYABLE

Loans payable consist of the following as of:

		September 30, 2008	December 31, 2007
a.	The Company renewed its factoring agreement for the Company’s accounts receivable during the first quarter of 2008. The maximum finance amount under the agreement is $500,000. Each factoring of accounts receivable has a fixed fee of one and a half percent of the invoice amount, a minimum fee per month and an interest charge of prime rate plus three percent on the outstanding balance under the credit agreement. The accounts receivable are factored with full recourse to the Company and are in addition secured by all of the Company’s assets.	$40,077	$102,540

b.	The Company renewed its financing agreement for inventory on February 28, 2008. The line of credit is for $500,000 and carries an interest charge of 1.5 percent of the outstanding balance and a monitoring fee of 0.5 percent of the previous month’s average outstanding balance. The Company can borrow up to 50 percent of the cost of eligible finished goods inventory. The credit agreement is secured by all of the Company’s assets.	112,121	222,092

c.	In April 2, 2007 the Company received a $250,000 loan from Brennecke Partners LLC. In January, 2008 the Company restructured the then outstanding balance of the note and issued 1 million shares for an equivalent value of $121,555, and a new non-interest bearing note for $105,000. The note calls for 7 monthly principal payments beginning March 1, 2008.	15,000	225,675

d.	The Company terminated a consulting agreement and received in assignment the rights to the trademark “Celsius” from one of its former directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock. The note called for monthly amortization of $15,000 beginning June 30, 2007 with final payment of the remaining outstanding balance on November 30, 2007.	105,000	160,000
		$272,198	$710,307

11.	DEPOSIT FROM CUSTOMER

During 2007, the Company received $400,000 from an international customer as deposit on future orders. The deposit was used in its entirety to pay for product shipped in April and June of 2008. The current balance as of September 30, 2008 and December 31, 2007 was $0 and $400,000, respectively.

12.	CONVERTIBLE NOTE PAYABLE

On December 18, 2007 the Company issued a $250,000 convertible note to CD Financial LLC (“CD”). The loan incurs eight percent interest per annum, and the note is due on April 16, 2008. The note can be converted to Company common stock after February 16, 2008 at a rate equal to seventy five percent of the average of the previous five days volume weighted average price for trading of the common stock, nevertheless, in no case can the note be converted to more than 25 million shares of common stock. At the time of recording the note a beneficial conversion feature for the conversion option was recorded in the amount $57,219, of which $6,199 was amortized in 2007, and $51,020 in 2008. Total outstanding as of December 31, 2007 was $199,692, which is net of debt discount of $51,020. On April 4, 2008 the Company received an additional $500,000 from CD on the same terms as the first note, also extending the due date of the first note. At the time of recording the second note a beneficial conversion feature for the conversion option was recorded as a debt discount in the amount $154,835. On June 10, 2008, the total amount of $750,000 was converted to 11,184,016 shares of Common Stock. The Company amortized $106,948 of the debt discount as interest expense; the remaining balance of the debt discount at time of conversion reduced the amount credited to equity.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

On June 5, 2008, the Company issued a third convertible note for $250,000 to CD. On July 15, 2008 the Company issued a fourth convertible note for $250,000 to CD.  The notes carry 8 percent interest. At the time of recording the first note a beneficial conversion feature for the conversion option was recorded in the amount $15,625, of which $6,621 was amortized in June of 2008. On August 8, 2008, the convertible notes in the aggregate amount of $500,000 were cancelled and exchanged as partial consideration for preferred stock issued to CDS Ventures of South Florida, LLC, an affiliate of CD.

13.	OTHER LIABILITY

During 2006 and 2008, the Company acquired a copier and 7 delivery vans, all of them financed. The outstanding balance on the aggregate loans as of September 30, 2008 and December 31, 2007 was $93,146 and $21,420, respectively, of which $18,191 and $7,184, is due during the next 12 months, respectively. The loans carry interest ranging from 5.4% to 9.1%. The total monthly payment is $1,908. The assets that were purchased are collateral for the loans.

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

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company recorded a debt discount of $186,619 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The debt discount is being amortized over the term of the debenture. The Company recorded $34,992 as interest expense amortizing the debt discount during the first nine months of 2008. The Company considered SFAS 133 and EITF 00-19 and concluded that the conversion option should not be bifurcated from the host contract according to SFAS 133 paragraph 11 a, and concluded that according to EITF 00-19 the conversion option is recorded as equity and not a liability.

During 2008, the Company received $1,000,000 in payment on the note receivable. In July to September, 2008, the Company converted $575,000 of the debenture to approximately 9.1 million shares of Common Stock in June 2008, and subsequent to September 30 has converted additional $179,000 to approximately 7.0 million shares of Common Stock.

The outstanding liability, net of debt discount, as of September 30, 2008 and December 31, 2007 was $774,906 and $1,314,914, respectively.

15.	PREFERRED STOCK

On August 8, 2008, the Company entered into a securities purchase agreement (“SPA”) with CDS Ventures of South Florida, LLC (“CDS”), an affiliate of CD Financial, LLC. Pursuant to the SPA, the Company issued 2,000 Series A preferred shares (“Preferred Shares”), as well as a warrant to purchase an additional 1,000 Preferred Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD Financial, LLC. The Preferred Shares can be converted into Company Common Stock at any time.  During the first 200 days after the closing date, the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the Common Stock for the prior 10 trading days. Pursuant to the SPA, the Company entered into a registration rights agreement under which the company agreed to file a registration statement for the common stock issuable upon conversion of Preferred Shares. The Preferred Shares accrue a ten percent annual dividend, payable in additional Preferred Shares. The issued Preferred Shares can be converted to a maximum of 25.0 million shares of Common Stock, and the 1,000 Preferred shares underlying the warrant can be converted to a maximum of 12.5 million shares of Common Stock.

16.	STOCK-BASED COMPENSATION

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

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has issued approximately 13.5 million options to purchase shares at an average price of $0.07 with a fair value of $530,000. For the nine months ended September 30, 2008, the Company recognized $165,140 of non-cash compensation expense (included in Selling, General and Administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations). As of September 30, 2008, the Company had approximately $226,000 of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 1.0 years. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase approximately 5.0 million shares that have vested, and 16,671 shares were exercised as of September 30, 2008. The following is a summary of the assumptions used:

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

In September, 2008 the Company issued a total of 67,544 shares as compensation to a consultant and a distributor at a fair value of $5,450. The consultant will receive additional shares with fair value of $2,000 monthly for 4 months. The distributor can receive additional shares depending on its purchases until end of March 2009.

17.	RELATED PARTY TRANSACTIONS

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”), the outstanding balance to Bibby as of September 30, 2008 and December 31, 2007 was $40,077 and $102,540, respectively. The CEO has also guaranteed the financing for the Company’s offices and purchases of vehicles. The CEO has not received any compensation for the guarantees.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Vice President of Strategic Accounts and Business Development purchased in February 2008, 245,098 shares in a private placement for a total consideration of $25,000.

Also, see Note 9 – Due to related parties.

18.	STOCKHOLDERS’ DEFICIT

Issuance of common stock pursuant to conversion of note

In January 2008, the Company restructured the then outstanding balance of a note and issued 1 million shares for an equivalent value of $121,555, and a new non-interest bearing note for $105,000. The note calls for 7 monthly principal payments beginning March 1, 2008. The outstanding balance as of September 30, 2008 was $15,000.

In June through September, 2008, the Company issued 11,184,016 and 9,107,042 as conversion of notes for $750,000 and $575,000, respectively, to two separate noteholders.

Issuance of common stock pursuant to services performed

In March 2008, the Company issued a total of 750,000 shares as compensation to an international distributor at a fair value of $120,000.

In September 2008, the Company issued a total of 67,544 as compensation to a consultant and a distributor at a fair value of $5,450.

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

Issuance of preferred stock pursuant to private placement

In August, 2008, the Company issued 2,000 Series A preferred shares (“Preferred Shares”), as well as a warrant to purchase additional 1,000 Preferred Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

19.	SUBSEQUENT EVENTS

In October, 2008, Golden Gate Investors, Inc, converted $179,000 of its convertible debenture to approximately 7.0 million shares. GGI did not make its last payment of $250,000 in October on its note payable to the Company. The Company will charge 0.25% higher interest from October 21, 2008, due to the default. As of the date of the filing, GGI has not made its last note payment, nor is it clear that the subsequent tranches of the Security Agreement will be exercised. Also, see Note 14 Long term debenture.

In November, 2008, CD Financial, LLC, lent the Company $100,000 to fund operations. The loan is due payable in early December, 2008. The interest rate for the loan is 10% per annum.

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

Current Business of our Company

We operate in the United States through our wholly-owned subsidiaries, Celsius Inc., which acquired the operating business of Elite FX, Inc. (“Elite”) through a reverse merger on January 26, 2007, and Celsius Netshipments, Inc.  Celsius, Inc. is in the business of developing and marketing healthier functional beverages in the functional beverage category of the beverage industry.  Celsius was Elite’s first commercially available product. Celsius is a beverage that burns calories. Celsius is currently available in five sparkling flavors: cola, ginger ale, lemon/lime, orange and wild berry, and two non-carbonated green teas: peach/mango and raspberry/acai.  Celsius Netshipments, Inc., incorporated in Florida on March 29, 2007, distributes the Celsius beverage via the internet. Our focus is on increasing sales of our existing products.

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

We have currently signed up distributors in many of the larger markets in the US (Chicago, Detroit, Boston, South Florida, Seattle, Dallas, Atlanta, etc). We expect that it will take at least until 2009 before we have most of the United States covered.

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

We currently offer five sparkling flavors: cola, ginger ale, lemon/lime, orange and wild berry, and two non-carbonated green teas: peach/mango and raspberry/acai. We have developed and own the formula for this product including the flavoring. The formulation and flavors for these products are produced under contract by concentrate suppliers.

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

Clinical Studies

We have funded four U.S. based clinical studies for Celsius. Each conducted by research organizations and each studied the total Celsius formula. The first study was conducted by the Ohio Research Group of Exercise Science and Sports Nutrition. The second, third and fourth studies were conducted by the Applied Biochemistry & Molecular Physiology Laboratory of the University of Oklahoma. We entered into a contract with the University of Oklahoma to pay for part of the cost of the clinical study. In addition, we provided Celsius beverage for the studies and paid for the placebo beverage used in the studies. None of our officers or directors are in any way affiliated with either of the two research organizations.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements or those currently being experienced by our Company for a number of reasons and the following:

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

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $3.7 million, $1.5 million and $853,000, respectively, during the past three fiscal years of operation.  We have incurred an operating loss during the first nine months ending September 30, 2008 of $3.9 million. As a result, at September 30, 2008 we had an accumulated deficit of $10.1 million. Our revenues have not been sufficient to sustain our operations.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop.  No assurances can be given when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we may not be able to continue operations

At September 30, 2008, we had a working capital of $177,000. The independent auditor’s report for the year ended December 31, 2007, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  We have an operating cash flow deficit of $3.8 million for the nine-month period ending September 30, 2008 and an operating cash flow deficit of $2.6 million and $1.2 million, for the twelve month periods ended December 31, 2007 and 2006, respectively.  We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries.  Therefore, we need additional funds to continue these operations.

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

In connection with issuing a convertible debenture to Golden Gate Investors, LLC (“GGI”), we are not obligated to convert the debenture, if the price of our shares is below $0.20. We have issued 16.1 million shares to GGI between June 16 and October 24, 2008, as partial conversion of the debenture. We may have to issue more than 33 million shares to GGI based on the current conversion price, upon their requests to convert the debenture.

On June 10, 2008, the total amount of $750,000 in notes payable to CD Financial, LLC was converted to 11,184,016 shares of Common Stock of which 7,456,011 shares are freely tradable, as of September 30, 2008.

In connection with issuing 2,000 Series A Preferred Shares in August 2008, CDS Ventures of South Florida, LLC (“CDS”) can convert these into a maximum of 25 million shares of Common Stock. CDS has the right to purchase additional 1,000 Series A Preferred Shares, which can convert into a maximum of 12.5 million shares of Common Stock.

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters, which could force us to discontinue operations.

We recorded a net loss of $1.5 million and $3.7 million for the years ended December 31, 2006, and 2007, respectively, and a loss of $3.9 million for the nine months ended September 30, 2008. We had an accumulated deficit of $10.1 million as of September 30, 2008. We could incur net losses for the foreseeable future as we expand our business. We will need to generate additional revenue from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenue, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis and we could be forced to discontinue our operations.

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

Our future success will depend substantially upon the abilities of, and personal relationships developed by, Stephen C. Haley, our Chief Executive Officer, Chairman of the Board and majority stockholder, Jan Norelid our Chief Financial Officer, and Mrs. Irina Lorenzi, our Innovations VP. The loss of Messrs. Haley, Norelid or Mrs. Lorenzi’s services could materially adversely affect our business and our prospects for the future. We do not have key person insurance on the lives of such individuals. Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel in the functional beverage industry is intense and we may not be able to retain our key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse affect upon our business, results of operations and financial condition

Our Common Stock is deemed a low-priced "Penny" stock, therefore an investment in our Common Stock should be considered high risk and subject to marketability restrictions.

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

Inventory – We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost or market and include adjustments for estimated obsolescence, principally on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values are based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

Sales for the three months ended September 30, 2008 and 2007 were $435,000 and $508,000, respectively. The decrease of 14.4 percent was mainly due to transitioning to newer distributors, the loss of a large Health & fitness chain and losing two retailers who were in geographic areas we were not able to support with marketing efforts. Comparing the third quarter of the two years, we added some retailers and distributors, dropped some purposely and lost some. Over $300,000 of our third quarter revenue in 2008 came from 19 customers that were not part of last year’s figures. Overall sales to current customers that we also had sales to in the same quarter last year were basically flat. We believe the slowdown in the economy has some effect on our revenue to existing customers.

Gross profit

Gross Profit was negative 4.8% percent in the third quarter 2008 as compared to positive 47.2 percent for the same period in 2007. The decrease in gross profit was mainly due to write off of expired inventory, a reserve for obsolescence of bottle packaging material and excess bottle inventory. We have seen a clear change in the customer demand from bottles to cans. This has forced us to make decisions to slow production of bottles, and to liquidate certain bottle inventories. This caused an expense of $203,000 in the quarter as compared to no expense in the same period last year.  Without this write-down our gross profit would have been a more normal 41.8%.

Operating Expenses

Sales and marketing expenses have increased substantially from one year to the next, $1.4 million for the third quarter of 2008 as compared to $581,000 for the same three-month period in 2007, or an increase of $776,000. This was mainly due to increased local events and sampling expense by $232,000, advertising expense by $212,000, local radio and print media expense by $134,000, employee cost by $69,000 and sales and marketing travel expense by $55,000. The general and administrative expenses increased from $402,000 for the three-month period in 2007 to $434,000 for the same period in 2008, an increase of $32,000. This was mainly due to increased allowance for bad debts of $42,000. We are concentrating our efforts to increase marketing and sales activities, which can be seen in our participation in many sports and exercise events across the country, as well as increasing our spending on local radio campaigns utilizing our new ad containing the recently purchased and produced jingle “Burn Baby Burn,” which we have the right to use for one year.

Other expense

The net interest expense decreased from $41,000 for the three-month period in 2007 to $33,000, during the third quarter in 2008, or a decrease of $8,000.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

Sales for the nine months ended September 30, 2008 and 2007 were $2.0 million and $1.1 million, respectively. The increase of 74.9 percent was due to international orders of close to $500,000 in 2008, compared to less than $30,000 in export sales for the nine months in 2007. Domestically we had increased sales both to new distributors, re-orders from established distributors as well as no sale to certain distributors comparing the two periods, no customer had a change over $75,000.

Gross profit

Gross profit was 29.6 percent in nine months ended September 30, 2008 as compared to 33.8 percent for the same period in 2007. The decrease in gross profit was mainly due to write-off of bottle inventory as described earlier and lower margins on our export sales, offset to a lesser extent by a product mix change from bottles to a majority of cans being shipped. Bottles have a higher cost and lower margin than our cans.

Operating Expenses

Sales and marketing expenses have increased substantially from one year to the next, $2.9 million for the first nine months of 2008 as compared to $1.3 million for the same nine-month period in 2007, or an increase of $1.6 million. Sales and marketing employee cost increased by $342,000, local events and sampling by $321,000, local advertising by $250,000, sales and marketing travel expense by $146,000, and national advertising by $332,000. The general and administrative expenses increased from $1.1 million for the first nine months of 2007 to $1.3 million for the same period in 2008, or an increase of $234,000. This increase was mainly due to increased research and development expense of $140,000, expense for issuance of shares to distributors of $121,000, increased cost for issuance of options to employees and consultants of $109,000, and increased cost of personnel of $100,000, offset to a lesser extent by reduced investor relations expense of $116,000, reduced legal and professional fees of $44,000, and reduced insurance expense of $61,000.

We recognized an expense for termination of a consulting agreement in January of 2007 of $500,000. Coinciding with the reverse merger, the Company issued 1.4 million shares, valued at $250,000 and an interest-free note for $250,000 as consideration for termination of a consulting agreement and assignment of the Celsius trademarks.

Other expense

The net interest expense increased from $122,000 for the first nine months of 2007 to $292,000, during the same period in 2008, or an increase of $170,000. This increase was mainly due to amortization of debt discount of $200,000, incurred when issuing convertible notes, offset to a lesser extent by reduced interest to related parties.

LIQUIDITY AND CAPITAL RESOURCES

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $3.7 million, $1.5 million and $853,000, respectively, during the past three years of operation, 2007, 2006 and 2005, respectively, and a loss during the first nine months of 2008 of $3.9 million. As a result, at September 30, 2008, we had an accumulated deficit of $10.1 million. At September 30, 2008, we had a working capital of $177,000. The independent auditor’s report for the year ended December 31, 2007, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $2.6 million, $1.2 million and $813,000, for last three years, respectively. Our revenue has not been sufficient to sustain our operations. We expect that our revenue will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop. No assurances can be given when this will occur or that we will ever be profitable.

We fund part of our working capital from two lines of credit. One line of credit with a factoring company was renewed in January 2008 and is for $500,000. The line of credit lets us borrow 60% of eligible receivables. The factoring flat fee is 1.5% of the invoice amount; in addition we incur an interest charge of prime rate plus three percent on the average outstanding balance. The outstanding balance as of September 30, 2008 was $40,000.

We renewed a second line of credit on February 28, 2008 for inventory financing. The line of credit is also for $500,000 and lets us borrow up to 40% of our cost of eligible finished goods. The line of credit carries an interest charge of 1.5% per month of the outstanding balance and a monitoring fee of 0.5% of the previous month’s average outstanding balance. The outstanding balance as of September 30, 2008 was $112,000.

In April 2007, the Company received $250,000 in bridge financing from Brennecke Partners LLC. The note was restructured in January 2008. The remaining balance of the original note was exchanged for one million shares of the Company’s common stock valued at $121,555 and a new note for $105,000. The new note had 7 monthly principal payments of $15,000 starting March 1, 2008. The note does not carry interest. The outstanding balance on the note as of September 30, 2008 was $15,000.

We borrowed in 2004 and 2005 a total of $500,000 from one of our stockholders with interest of a rate variable with the prime rate. In July 2008, we restructured the agreement and decreased the interest rate to prime rate flat, monthly payments of $5,000 until a balloon payment of approximately $619,000 in January 2010. The outstanding balance as of September 30, 2008 was $653,000.

We borrowed $50,000 from the CEO of the Company in February 2006. We also owed the CEO $171,000 for accrued salaries from 2006 and 2007. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of September 30, 2008 was $190,000.

We terminated a consulting agreement with a company controlled by one of our former directors. As partial consideration we issued a note payable for $250,000. The outstanding balance as of September 30, 2008 was $105,000.

We issued in December 2007 a convertible note for $1.5 million and received $250,000 in cash and a note receivable for $1.3 million; see further discussion below on our purchase agreement with Golden Gate Investors.

We issued in December 2007, a convertible note to CD Financial LLC (“CD”) for $250,000. The note carried 8 percent interest and was due on April 16, 2008. The note was refinanced in April at the time CD lent us additional $500,000. The combined note was converted in June 2008 to 11.2 million shares.

We issued in June and July, 2008, two separate convertible notes to CD, each for $250,000. The notes carried 8 percent interest. In August of 2008, we entered into a security purchase agreement with CDS Ventures of South Florida, LLC, an affiliate of CD, pursuant to which we received $1.5 million in cash, cancelled the two convertible notes issued to CD Financial, LLC and issued 2,000 Series A Preferred Shares, and a warrant to purchase additional 1,000 Series A Preferred Shares.

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

GGI has made four monthly payments of $250,000 and all accrued interest, leaving a balance of $250,000 on the note.  GGI converted $575,000 of its convertible debenture through September 2008 receiving 9.1 million shares of Common Stock. Subsequent to the quarter-end, GGI converted additionally $179,000 of its convertible debenture to approximately 7.0 million shares.

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

GGI did not make its note payment due on October 21, 2008. The Company’s only recourse until maturity is to increase the interest rate by 0.25% per annum. As of the date of the filing, GGI has not made this last note payment, nor is it clear that the subsequent tranches of the Security Agreement will be exercised.

The foregoing description is qualified in its entirety by reference to the full text of the promissory note, purchase agreement, and Debenture, a copy of each of which was filed as Exhibit 10.2, 10.3, and 10.4, respectively to our Current Report on Form 8-K/A as filed with the SEC on January 9, 2008 and each of which is incorporated herein in its entirety by reference.

OUR SECURITY PURCHASE AGREEMENT WITH CDS VENTURES OF SOUTH FLORIDA, LLC

On August 8, 2008, we entered into a securities purchase agreement (“SPA”) with CDS Ventures of South Florida, LLC (“CDS”), an affiliate of CD Financial, LLC. Pursuant to the SPA, we issued 2,000 Series A preferred shares (“Preferred Shares”), as well as a warrant to purchase additional 1,000 Preferred Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD Financial, LLC. The Preferred Shares can be converted into our common stock at any time; for the first 200 days after the closing date, the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to the SPA, we also entered into a registration rights agreement, under which we agreed to file a registration statement for the common stock issuable upon conversion of Preferred Shares. We have filed this registration statement.  The Preferred Shares accrues ten percent annual dividend, payable in additional Preferred Shares. The full agreement can be reviewed in the Company’s Form 8-K filed with the SEC on August 12, 2008.

RELATED PARTY TRANSACTIONS

We received advances from one of our stockholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. In July 2008, we restructured the agreement and decreased the interest rate to prime rate flat, monthly payments of $5,000 until a balloon payment of approximately $619,000 in January 2010. The outstanding balance as of September 30, 2008 was $653,000.

We have accrued $171,000 for the CEO’s salary from March 2006 through May 30, 2007. The CEO also lent us $50,000 in February 2006. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of September 30, 2008 was $190,000.

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”). The outstanding balance to Bibby as of September 30, 2008 was $40,000. The CEO has also guaranteed the financing of vehicles on our behalf, and was previously guaranteeing the office lease for the Company. The CEO was not compensated for issuing the guarantees.

The COO of the Company lent us $50,000 in February 2008, the loan was repaid in March 2008. The COO also purchased in February 2008, 781,250 shares in a private placement for a total consideration of $75,000.

The CFO of the Company lent us $25,000 in February 2008, the loan was repaid in February 2008. The CFO also purchased in February 2008, 245,098 shares in a private placement for a total consideration of $25,000.

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

Changes in internal controls

We have made no changes to our internal controls during 2008 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2008 the Company issued 2,000 shares of preferred stock for a consideration of $2.0 million, of which $500,000 was paid through cancellation of two previously issued notes of $250,000 each and a cash payment of $1.5 million.

In July through September 2008, the Company issued 8.5 million shares of common stock as partial conversion of a convertible debenture issued in December 2007.

In September 2008 the company issued 25,000 shares with a fair value of $1,450 to a distributor.

No commission was issued in the transactions above.

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

CELSIUS HOLDINGS, INC.

November 4, 2008	BY:	/s/: Jan Norelid
Jan Norelid, Chief Financial Officer and Chief Accounting Officer