Form 10-K
period 2008-12-31
Celsius Holdings, Inc.
filed 2009-03-09
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Check whether the issuer has (1) filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer   [ ] Accelerated filer    [ ] Non-accelerated filer     [ X ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $9.5 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date 148,749,354 as of March 2, 2009.

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

We operate in the United States through our wholly-owned subsidiaries, Celsius Inc., which acquired the operating business of Elite through a reverse merger on January 26, 2007, and Celsius Netshipments, Inc. Celsius, Inc. is in the business of developing and marketing bottled drinks in the functional beverage category of the soft drink industry. Celsius® was the Company’s first commercially available product. Celsius is a calorie burning beverage. Celsius is currently available in five sparkling flavors: cola, ginger ale, lemon/lime, orange and wild berry, and in two non-carbonated green teas with the flavor of peach/mango and raspberry/acai. Celsius Netshipments, Inc., incorporated in Florida on March 29, 2007, distributes the Celsius beverage via the internet. Our focus is on increasing sales of our existing products.

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

We have currently signed up distributors in many of the larger markets in the US (Chicago, Detroit, Boston, Los Angeles, etc). We expect that it will take at least until the end of 2009 before we have most of the United States covered.

Our experience has shown that it takes about two to three months to bring on a DSD distributor. From initial interest to actual purchase order and kick off or the launch in that area, the steps include a physical meeting or two to explain the brand, target markets and our marketing plans. As we add sales reps we are able to do more of these activities at a time and speed up the process.

Our principal executive offices are located at 140 NE 4th Avenue, Delray Beach, Florida 33483. Our telephone number is (561) 276-2239 and our website is http://www.celsius.com. The information contained on our web site does not constitute part of, nor is it incorporated by reference into, this 10-K annual report.

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

Our Products

In 2005, Elite introduced Celsius to the beverage marketplace and it is our first product. Four clinical studies have shown that a single 12oz serving of Celsius raises metabolism over a 3 to 4 hour period. Quantitatively, the energy expenditure was on average over 100 calories from a single serving.

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

We currently offer Celsius in five sparkling flavors: cola, ginger ale, lemon/lime, orange and wild berry, and in two non-carbonated green teas flavors: peach/mango and raspberry/acai. We have developed and own the formula for this product including the flavoring. The formulation and flavors for these products are produced under contract by concentrate suppliers.

Celsius is currently packaged in distinctive (12 fl oz) cans and glass bottles with full-body shrink-wrapped labels both of which are in vivid colors in abstract patterns and cover the entire product to create a strong on-shelf impact. The cans and bottles are sold in single units or in packages of four. The graphics and clinically tested product are important elements to Celsius and help justify the premium pricing of $1.79 to $2.29 per bottle/can. In 2008, we decided to phase out the sales of bottles, and we still have some inventory left that is being sold, but no new production is scheduled.

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

The first study was conducted by the Ohio Research Group of Exercise Science & Sports Nutrition, which is a multidisciplinary clinical research team dedicated to exploring the relationship between exercise, nutrition, dietary supplements and health, www.ohioresearchgroup.com. This placebo-controlled, double-blind cross-over study compared the effects of Celsius and the placebo on metabolic rate. Twenty-two participants were randomly assigned to ingest a twelve ounce serving of Celsius and on a separate day a serving of twelve ounces of Diet Coke®. All subjects completed both trials using a randomized, counterbalanced design. Randomized means that subjects were selected for each group randomly to ensure that the different treatments were statistically equivalent. Counterbalancing means that individuals in one group drank the placebo on the first day and drank Celsius on the second day. The other group did the opposite. Counterbalancing is a design method that is used to control ‘order effects’. In other words, to make sure the order that subjects were served does not impact the results and analysis.

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

Our fourth study, also conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma, combined Celsius with exercise. This 10-week placebo-controlled, randomized and blinded study was conducted on a total of 37 subjects. Participants were randomly assigned into one of two groups: Group 1 consumed one serving of Celsius per day, and Group 2 consumed one serving of an identically flavored and labeled placebo beverage. Both groups participated in 10 weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. The results showed that consuming a single serving of Celsius prior to exercising may enhance the positive adaptations of exercise on body composition, cardio-respiratory fitness and endurance performance. The researchers of the study presented its preliminary results at the annual meeting of the International Society of Sports Nutrition in June 2008. According to the presentation and abstract, subjects consuming a single serving of Celsius lost significantly more fat mass and gained significantly more muscle mass than those subjects consuming the placebo - a 93.8% greater loss in fat and 50% greater gain in muscle mass, respectively. The study also confirmed that subjects consuming Celsius significantly improved measures of cardio-respiratory fitness and the ability to delay the onset of fatigue when exercising to exhaustion.

Manufacture and Supply of Our Products

Our products are produced by beverage co-packers. A co-packer is a manufacturing plant that provides the service of filling bottles or cans for the brand owner. We believe the benefit of using co-packer is we do not have to invest in the production facility and can focus our resources on brand development, sales and marketing. It also allows us produce in multiple locations strategically placed throughout the country. Currently our products are produced in Mooresville, North Carolina, and Monroe, Wisconsin. We usually produce about 25,000 cases (24 units per case) of Celsius in a production run. We supply all the ingredients and packaging materials. The co-pack facility assembles our products and charges us a fee, by the case. We follow a “fill as needed” manufacturing model to the best of our ability and we have no significant backlog of orders. The shelf life of the Celsius is specified as 14 months for both cans and bottles.

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. Generally, we obtain the ingredients used in our products from domestic suppliers and each ingredient has several reliable suppliers. The ingredients in the Celsius Beverage include Green Tea (EGCG), Ginger (from the root), Caffeine, B-Vitamins, Vitamin C, Taurine, Guarana, Chromium, Calcium, Glucuronolactone and Sucralose, and Celsius is packaged using a supplements facts panel. We have no major supply contracts with any of our suppliers. As a general policy, we pick ingredients in the development of our products that have multiple suppliers and are common ingredients. This provides a level of protection against a major supply constriction or calamity.

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

Our Primary Markets

We target a niche in the soft drink industry known as functional beverages. The soft drink industry generally characterizes beverages as being made with nutritional and mineral additives, with upscale packaging, and often creating and utilizing new and unique flavors and flavor combinations.

Celsius is ultimately sold across many retail segments or channels. We group the grocery, convenience, drug, mass and club channel into one group as major channels. We classify health clubs, spas, gyms etc as our Health and Fitness channel. We are expanding our distribution into each channel. We reach these channels through sales to DSD distributors or brokers, who in turn sell to different channels or through sales to DTR customers. We cannot accurately estimate how much is sold in each channel, because the sales information comes through our DSD distributors’ sales information, and each one may or may not utilize the same sales channel classification as we do.

Distribution, Sales and Marketing

Our predecessor Elite initiated a grassroots marketing strategy to launch Celsius in 2005.  This marketing strategy leveraged the significant media interest in the results of the clinical trial which confirmed the product’s functional benefit.  Celsius was subsequently unveiled at the International Society for Sports Nutrition (ISSN) annual scientific symposium in June of 2005.  Media interest in the category-creating positioning and clinical proof generated national coverage. Over 200 TV news stations aired over 800 segments highlighting Celsius, as well as articles in a multitude of news papers and magazines and their websites.

Once initial distribution was achieved in the southeastern United States, a top-tier branding agency was retained to develop a comprehensive integrated marketing communications program for use in regional and national roll-out.  These materials included Point of Sale graphics, billboards, print advertising layouts, coupon graphics, radio scripts and other creative components. Over time the point of sale materials have evolved and changed with input from employees and outside consultants. All of these are not used in every market but provide a good foundation of promotional materials as we do launch in a specific area or with a specific distributor.

Celsius and the Beverage Supply Chain

Consumers buy their beverages in various ways. Most beverages are purchased at retailers which can be segmented by type of store such as grocery, drug, convenience/gas, mass and club. Some health focused beverages can be purchased in gyms, health clubs and spas. Some beverages are purchased from vending machines and some consumers order beverages over the internet to be delivered to their homes or offices.

Celsius is a brand that can sell through all of these channels and we are doing so now in the US. We intend to grow our volumes through each channel through various means. We classify the channels into four sub-groups, Major Channel (grocery, drug, convenience, club and mass), Health & Fitness (gyms, health clubs, etc), Vending and Internet Sales. If we grow our distribution network, we believe the largest percentage of sales will come from the major channels.

Celsius is also being sold internationally and we will group those sales in two large groups, export (an importer buys the product and resells it) and license (a bottler will license the rights to produce locally and then they will sell and distribute in their respective countries.) In the immediate future we are focused on the US market, however, we will continue to respond to international interest and inquiries.

Selling to and Growing the DSD Distribution Network

We are currently marketing to distributors using a number of marketing strategies, including direct solicitation, telemarketing, trade advertising and trade show exhibition. These distributors include established distributors of other beverages such as beer, energy drinks, soft drinks, water and ready to drink teas. Our distributors sell our products directly to retail chains, convenience stores, drugstores and mainstream supermarkets for sale to the public. We maintain direct contact with the distributors through our in-house sales managers. In limited markets, where the use of our direct sales managers is not cost-effective, we utilize food brokers and outside representatives.  A DSD distributor will have a defined territory (usually determined by a set of counties).  In many cases we will work with the distributor under a contractual arrangement. For the right to sell Celsius in their territory, they agree to certain duties of which one is a quarterly or yearly minimum of sales.

Distributors sell to the stores in their area. In many cases, the distributor services a chain of retail stores that have a corporate office or buying office that is outside their territory. We make the calls on those stores either on our own or through the neighboring distributor that does have the buying office in their territory. See Selling to Retail Stores for more detail.

Selling to Retail Stores

We are currently marketing to retail stores by utilizing trade shows, trade advertising, telemarketing, direct mail pieces and direct contact with retailers we believe would be interested in our products. Our regional sales managers, working with our National Accounts personnel, will make sales calls to and meet with the buyers of these larger chains. Our strategy is for the chain to be serviced by our DSD distributors or by brokers. Examples of major retail chains that carry Celsius and get their product through our DSD distributors include: Hannafords (Northeast), Walgreens (Georgia, Michigan and Ohio), Meijers (Michigan), QFC (Washington) and through brokers include Walgreens (Florida). In some cases, the retailers are so large that they have established their own distribution and warehousing systems and in these cases we will sell DTR. Examples of these are Vitamin Shoppes (across United States) and Krogers and Raley’s (California).

Sales Direct to Consumers (Internet Sales)

Consumers are able to purchase Celsius directly from our website. We have customers that choose this method of purchase and delivery in all 48 contiguous states and a few sales in Hawaii and Alaska. We are not focused on building this channel but we believe it helps us build brand awareness in areas that do not have strong retailer or distributor presence yet.

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

Our direct competitors in the functional beverage market include but are not limited to The Coca-Cola Company, Cadbury Schweppes, PepsiCo, Inc., Nestlé, Waters North America, Inc., Hansen Natural Corp. and Red Bull.

While we believe that we offer a unique product which will be able to compete favorably in this marketplace, the expansion of competitors in the functional beverage market, along with the expansion of our competitor’s products, many of whom have substantially greater marketing, cash, distribution, technical and other resources than we do, may impact our products’ ultimate sales to distributors and consumers.

Proprietary Rights

In connection with our acquisition of the business of Elite, we, through our wholly owned subsidiary Celsius, Inc., have acquired the Celsius® trademark, which is registered in the United States.

We will continue to take appropriate measures, such as entering into confidentiality agreements with our contract packers and exclusivity agreements with our flavor houses, to maintain the secrecy and proprietary nature of our flavor concentrates. We consider our trademarks and flavor concentrate trade secrets to be of considerable value and importance to our business. No successful challenges to our registered trademarks have arisen and we have no reason to believe that any such challenges will arise in the future.

Research and Development

Throughout 2008, the Company focused its full efforts on Celsius, limiting new product development to flavor line extensions of this high-potential brand.  Two new flavors, peach/mango and raspberry/acai, were recently developed and launched in September 2008.

Beyond 2008, we intend to target development and launch one high-potential new product per year.  We followed a detailed process to identify, qualify and develop Celsius. As our distribution network increases, we are beginning the process for the next brand or product extension that we plan to launch into the distribution network. We have during 2008 engaged other companies in product development for us and will continue this process in 2009.

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

Employees

As of December 31, 2008, we employed a total of 28 employees on a full-time basis.  Of our 28 employees, we employ four in administrative capacities and twenty four persons in sales and marketing capacities. We have not experienced any work stoppages.  We have not entered into any collective bargaining agreements. We consider our relations with employees to be good. We also contract with a number of persons independently, who at time to time will work for us at events and samplings.

ITEM 2             DESCRIPTION OF PROPERTY

Our executive offices are located at 140 NE 4th Avenue, Suite B and C, Delray Beach, FL 33483. We are currently being provided with space at this location by an unrelated third party, pursuant to a twelve (12) month lease for $6,717 per month.

The Company has no warehouses or other facilities. We produce our products through the following packing, or co-pack, facilities: Minhas Craft Brewery (Monroe, Wisconsin) for bottles and Carolina Beer & Beverage (Mooresville, North Carolina) for cans. We have approved other facilities for co-packing of bottles and cans in New York, Tennessee and Oregon but are currently not producing product at these facilities.

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

Quarter Ended(1)	High	Low
December 31, 2008	$0.08	$0.03
September 30, 2008	$0.15	$0.05
June 30, 2008	$0.19	$0.08
March 31, 2008	$0.28	$0.10
December 31, 2007	$0.65	$0.13
September 30, 2007	$1.31	$0.47
June 30, 2007	$1.78	$0.62
March 31, 2007	$3.67	$1.20

Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common and Preferred Stock

As of March 2, 2009, we have approximately 45 common stock holders of record, and more than 5,000 beneficial owners holding our common stock in their brokers' name. We have one holder of record of our Preferred Stock.

Dividends

The Company has never declared nor paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. By agreement, we have to issue dividend in preferred stock to preferred stock holders, cash dividend to preferred stock holders is not anticipated in the foreseeable future. The Company’s current policy is to retain any earnings in order to finance the expansion of its operations. The Company’s Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent Sales of Unregistered Securities

On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Celsius, Inc., Elite and Stephen C. Haley, the “Indemnifying Officer” and “Securityholder Agent” of Elite pursuant to which Elite was merged into Celsius, Inc. and became a wholly-owned subsidiary of the Company on January 26, 2007 (the “Merger”).

Under the terms of the Merger Agreement, the Company issued:

•	70,912,246 shares of its Common Stock to the stockholders of Elite as full consideration for the shares of Elite;

•
1,391,500 shares of its Common Stock and a promissory note in the amount of $250,000 to Specialty Nutrition Group, Inc. (“SNG”) as consideration for termination of a consulting agreement and assignment of certain trademark rights to the name “Celsius”. The note is non-interest bearing and requires the Company to pay SNG $15,000 a month for eight (8) months starting March 30, 2007 and a lump sum payment of $130,000 on November 30, 2007.

These shares of our Common Stock and the note qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) since the issuance shares by us did not involve a public offering. The offerings were not “public offerings” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares or notes to a high number of investors. In addition, these stockholders and the note holder had and agreed to the necessary investment intent as required by Section 4(2). Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these transactions.

In addition, under the terms of the Merger Agreement, the Company issued:

•	warrants to Investa Capital Partners Inc. representing 3,557,812 shares of Common Stock of the Company which were exercised by on February 9, 2007 for an aggregate consideration of $500,000 in cash.

•
1,300,000 shares of its Common Stock concurrent with the Merger in a private placement to non-US resident investors for aggregate consideration of US$650,000 which included the conversion of a $250,000 loan to the Company

On November 8, 2006, the Company issued a promissory note in the principal amount of US$250,000 to Barca Business Services (“Barca”).  Prior to the execution of the Note, there was no relationship between the Company and Barca. The Note bore interest at an annual rate of eight percent (8%) per annum and was due and payable in full one year from the date of issuance. The note was converted into 500,000 shares of its Common Stock as part of a private placement conducted concurrent with the close of the Merger Agreement.

On February 23, 2007 the Company issued 3,557,812 shares of Common Stock to Investa Capital Partners Inc. for an aggregate consideration of $500,000 in cash representing their exercise of the warrant issued under the terms of the Merger Agreement.

On April 2, 2007 we issued a promissory note to Brennecke Partners, LLC for $250,000. The note was due on demand and carried interest of 9 percent per annum.

On May 15, and June 2, 2007, the Company issued 30,000 and 50,000 shares of Common Stock, respectively to RedChip Companies as consideration for investor relations services. The shares were valued at $70,500 based on the then current market price.

On June 15, 2007, the Company issued 25,000 shares of Common Stock to Fusion Capital, LLC as non-allocable expense reimbursement to cover such items as travel expenses and other expenses in connection with their due diligence of a finance transaction with the Company.

On June 22 and July 16, 2007 the Company issued a total of 3,168,305 for a total consideration of $1.0 million as part of the Purchase Agreement with Fusion Capital, LLC.

MidSouth Capital, Inc. received, as placement agent for the Fusion Capital financing, a warrant to purchase 75,000 shares at a price of $1.31 per share. The warrant expires June 22, 2012.

In September and October, 2007 the Company issued a total of 250,000 unregistered shares to four parties for a total consideration of $100,000 as part of a private placement.

On October 1, 2007, the Company issued 30,000 unregistered shares as consideration for a trademark agreement. The shares were valued at $16,500 based on the then current market price.

On October 25, 2007, the Company issued 100,000 unregistered shares as consideration for a licensing agreement. The shares were valued at $53,000 based on the then current market price.

On December 18, 2007 the Company received a $250,000 convertible loan from CD Financial LLC. The loan incurs eight percent interest per annum, and the note was due on April 16, 2008. On April 4, 2008, the company received an additional $500,000 from CD Financial, LLC on the same terms, as the first note, also extending the due date of the first note. The notes were converted into 11,184,016 shares of common stock on June 10, 2008.

On December 19, 2007, the Company entered into a $6 million security purchase agreement (the “Security Agreement”) with Golden Gate Investors, Inc (“GGI”), a California corporation. Under the Security Agreement, the Company issued as a first tranche a $1.5 million convertible debenture maturing on December 19, 2011. The debenture accrues seven and 3/4 percent interest per annum.  As consideration the Company received $250,000 in cash and a note receivable for $1,250,000. The note receivable accrues eight percent interest per annum and is due on December 19, 2012. The note has a pre-payment obligation of $250,000 per month when certain criteria are fulfilled. The debenture is convertible to common shares at a conversion rate of eighty percent of the average of the three lowest volume weighted average prices for the previous 20 trading days. As of December 31, 2008, GGI had converted $799,000 of the convertible debenture for 16,846,645 shares of Common Stock.

On January 22, 2008 the Company issued 1,000,000 unregistered common stock and a note for $105,000 to Brennecke Partners, LLC in exchange for the note issued on April 7, 2007 and accrued interest having an aggregate value of $225,155.

On February 15, 2008 the Company issued 16,671 unregistered shares of common stock in accordance to its 2006 Stock Incentive Plan to an employee exercising vested options.

In February, 2008 the Company issued a total of 3,198,529 unregistered shares of common stock in private placements for an aggregate consideration of $298,900, net of commissions.

In March, 2008 the Company issued a total of 750,000 unregistered shares of common stock as compensation to an international distributor for an aggregate consideration of $120,000.

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

In June 2008 the Company issued 11.2 million unregistered shares as conversion for a $750,000 convertible note that was originally issued in December 2007 and April 2008.

In June through December 2008, the Company issued 16.8 million shares of common stock as partial conversion of a convertible debenture issued in December 2007.

In June and July 2008, the Company issued two convertible notes of $250,000, each.  In August 2008, the Company issued 2,000 unregistered Series A Preferred Shares, and a warrant to purchase an additional 1,000 shares of Series A Preferred Shares at the same price for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000.

In September, 2008, the Company granted 25,000 shares to a distributor, with a value of $1,450, as compensation for purchases of products from the Company.

From September to December, 2008, the Company granted 158,135 unregistered shares to a consultant, with a value of $10,000, as compensation for services to the Company.

In December 2008, the Company issued 2,000 unregistered Series B Preferred Shares, and a warrant to purchase an additional 2,000 Series B Preferred Shares at the same price for an aggregate consideration of $2.0 million in cash.

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

ITEM 6             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following is a discussion of the financial condition and results of operations of Celsius Holdings, Inc. comparing the twelve months ended December 31, 2008 compared to the twelve months ended December 31, 2007, and comparing the twelve months ended December 31, 2007 compared to the twelve months ended December 31, 2006. We operate in the United States through our wholly-owned subsidiaries Celsius Netshipments, Inc. and Celsius Inc, which acquired the operating business of Elite FX, Inc. through a reverse merger on January 26, 2007. You should read this section together with the Company’s financial statements included in Form 10-K, including the notes to those financial statements, for the years mentioned above. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

Overview

We are in the business of producing, distributing and marketing bottled drinks in the functional beverage category of the soft drink industry. Celsius® was our first commercially available product. Celsius is a calorie burning soda. Celsius is currently available in five sparkling flavors: cola, ginger ale, lemon/lime, orange and wild berry, and two non-carbonated green tea flavors: peach/mango and raspberry/acai.

We started our business toward the end of 2004. We had our first revenue in 2005 and have increased the number of distributor and stores that carry our products rapidly over the last three years. We had approximately thirty-five active distributors each of the last three years, however, the distributors were changed over time and we have now a better distributor network compared to before. We are also selling directly to various retail store chains with increasing success.

We are using Celsius as a means to attract and sign up DSD (direct store delivery) distributors across the US. Once we have a comprehensive network in place we plan on launching additional brands through that network.

DSD distributors are wholesalers/distributors that will purchase product, store it in their warehouse and then using their own trucks sell and deliver the product direct to retailers and their store shelves or cooler doors. During this process they will make sure that the product is properly placed on the shelves, manage the invoicing and collection process and train local personnel. Most retailers prefer this method to get beverages to their stores. There are some retailers that prefer a different method called Direct to Retailer (DTR). In this scenario, the retailer is buying direct from the brand manufacturer and the product is delivered to the retailer’s warehousing system. The retailer is then responsible to properly stock the product and get it to the shelves. Our strategy is to cover the country with a network of DSD distributors. This allows us to sell to retailer chains that prefer this method and whose store locations span across distributor boundaries. Also, and maybe more importantly, a strong DSD network gives us a path to get to the smaller independent retailers who are too small to have their own warehousing and distribution systems and thus can only get their beverages from distributors. Our strategy of building a DSD network will not prohibit us from going DTR when a retailer requests or requires it.

We have currently signed up distributors in many of the larger markets in the US (Chicago, Detroit, Boston, Tampa, South East Florida, Los Angeles, etc). We expect that it will take at least until the end of 2009 before we have most of the US covered.

Our experience has shown that it takes about two to three months to bring on a DSD distributor. From initial interest to actual purchase order and kick off or the launch in that area, the steps include several meetings to explain the brand, target markets and our marketing plans. As we add sales reps we are able to do more of these activities at a time and speed up the process.

Our principal executive offices are located at 140 NE 4th Avenue, Delray Beach, FL 33483. Our telephone number is (561) 276-2239 and our website is http://www.celsius.com. The information contained on our website does not constitute part of, nor is it incorporated by reference into, this Form 10-K annual report.

Forward-Looking Statements

Information included or incorporated by reference in this 10-K may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This 10-K contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Description of Business” Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-K will in fact occur.

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

Although our significant accounting policies are described in Note 2 of the notes to consolidated financial statement, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. For a detailed discussion on the application of these and our other accounting policies, see Note 2 contained in Part II, Item 7 to the Consolidated Financial Statements for the year ended December 31, 2008.

Accounts Receivable – We evaluate the collectability of its trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected.  In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

Revenue Recognition – Our products are sold to distributors, wholesalers and retailers for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  All sales to distributors and retailers are final sales and we have a “no return” policy; however, in limited instances, due to credit issues or distributor changes, we may take back product. We believe that adequate provision has been made for cash discounts, returns, customer incentives and spoilage based on the Company’s historical experience. Revenue recognized is reduced by any cash discounts, returns and customer incentives related to the revenue originally recognized for the sale of the product.

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

In accordance with SFAS No. 142, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment.  If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount.  The fair value is calculated using the income approach.  However, preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.  Based on management’s impairment analysis performed for the year ended December 31, 2008, the estimated fair values of trademarks exceeded the carrying value.

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

Newly Issued Accounting Pronouncements

Information regarding newly issued accounting pronouncements is contained in Part II, Item 7, Note 2 to the Consolidated Financial Statements for the year ended December 31, 2008.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenue

Revenue increased 57.5 percent for the year 2008 to $2.6 million, as compared to $1.6 million in 2007. The increase was mainly due to increased number of retailers selling our product, such as Walgreens, CVS, Meijers; new large distributors such as Farner-Bocken, Polar Beverages and RSI; increases from our existing customers such as Vitamin Shoppe and Krogers; and to a large export order in the second quarter of the year, offset to a lesser extent by losses of some accounts.

Gross Profit

Gross profit was 29.2 percent of net revenue during the year 2008, as compared to 37.1 percent in 2007. The decrease is mainly due to the decision to discontinue sales of Celsius in glass bottles and solely concentrate on cans. We recorded a write down of inventory due to obsolescence of bottled finished goods and packaging material of $320,000 in 2008. No such write down occurred in 2007. Without this write down our gross profit would have been 41.6 percent in 2008.

Operating Expenses

Sales and marketing expenses increased to $3.9 million in 2008 as compared to $2.1 million in 2007, an increase of $1.8 million or 87.4 percent. This increase was mainly due to increased cost for personnel, $372,000; new local distribution organization in South Florida, $225,000; increased cost of sampling events and other local promotion, $882,000; license rights to the song “Burn Baby Burn” and radio advertising increase, $344,000. We have shifted our focus on sales and marketing expenditure. General and administrative expenses increased to $1.7 million in 2008 as compared to $1.6 million in 2007, an increase of $186,000. The increase was mainly due to increased cost for issuance of shares to third parties for services, $86,000; increased product development expenses, $48,000; increased collection and factoring expenses, $74,000; offset to a lesser extent by decreased investor relations expenses, $63,000; and decreased insurance expenses, $59,000.

We recognized an expense for termination of a consulting agreement in the first quarter of 2007 of $500,000. Coinciding with the Merger, the Company issued 1.4 million shares of Common Stock, valued at $250,000, and an interest-free note for $250,000, as consideration for termination of a consulting agreement.

Other Expense

Other expense consists of interest on outstanding loans of $412,000 in 2008 as compared to $189,000 in 2007. The increase of $223,000 was mainly due to amortization of debt discounts on convertible notes for a total of $211,000, increased interest cost on a convertible debenture of $93,000, offset to a lesser extent by decreased loan balances and renegotiation of interest rates. Our interest income increased from $8,000 in 2007 to $70,000 in 2008, an increase of $62,000, due to a note receivable from Golden Gate Investors, Inc.

Liquidity and Capital Resources

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $5.3 million, $3.7 million and $1.5 million, respectively, during the past three years of operation, 2008, 2007 and 2006, respectively. As a result, at December 31, 2008, we had an accumulated deficit of $11.4 million. At December 31, 2008, we had a working capital of $897,000. The independent auditor’s report for the year ended December 31, 2008, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We had operating cash flow deficits of $4.8 million, $2.6 million and $1.2 million, for last three years, respectively. Our revenue has not been sufficient to sustain our operations. We expect that our revenue will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop. No assurances can be given when this will occur or that we will ever be profitable.

We fund part of our working capital from a line of credit with a major investor in our company. We entered into this agreement in December 2008. The line of credit is for $1.0 million, with interest at LIBOR plus 3 percentage points. The line expires in December 2009 and is renewable. There was no outstanding balance as of December 31, 2008. In connection with the revolving line of credit we have entered into a loan and security agreement under which we have pledged all our assets as security for the line of credit.

We previously had two lines of credit with a factoring company and inventory finance company. Both lines were paid off in the fourth quarter of 2008.

In April 2007, the Company received $250,000 in bridge financing from Brennecke Partners LLC. The loan is due on demand and carries interest of nine percent per year. In January 2008, we renegotiated the note converting the balance for one million shares in the Company and a new non-interest bearing note for $105,000, payable in 7 monthly installments starting March 1, 2008. There was no outstanding balance on the note as of December 31, 2008.

We borrowed in 2004 and 2005 a total of $500,000 from one of our stockholders with interest of a rate variable with the prime rate. In July 2008, we restructured the agreement and decreased the interest rate to prime rate flat, no collateral, monthly payments of $5,000 until a balloon payment of approximately $606,000 in January 2010. The outstanding balance as of December 31, 2008 was $644,000.

We borrowed $50,000 from the CEO of the Company in February 2006. We also owed the CEO $171,000 for accrued salaries from 2006 and 2007. The two debts were restructured into one note accruing 3% interest, no collateral, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of December 31, 2008 was $176,000.

We terminated a consulting agreement with a company controlled by one of our directors. As partial consideration we issued a note payable for $250,000. The outstanding balance as of December 31, 2008 was $95,000.

We entered into a Stock Purchase Agreement with Fusion Capital in June 2007. During 2007, we received $1.4 million in proceeds from sales of shares to Fusion Capital. We can sell shares for a consideration of up to $14.6 million to Fusion Capital until October 2009, when and if the selling price of the shares to Fusion Capital exceeds $0.45. See Our Purchase Agreement with Fusion Capital below.

We received during 2007 a total of $400,000 as deposits against future orders from an international customer. We received a purchase order from the customer, and shipped products in April and June of 2008 offsetting the deposit.

We issued in December 2007 a convertible note for $1.5 million and received $250,000 in cash and a note receivable for $1.3 million. See Our Purchase Agreement with Golden Gate Investors, Inc. below.

We issued in December 2007, a convertible note to CD Financial LLC (“CD”) for $250,000. The note carried 8 percent interest and was due on April 16, 2008. The note was refinanced in April at the time CD lent us additional $500,000. The combined note was converted in June 2008 to 11.2 million shares.

We issued in June and July, 2008, two separate convertible notes to CD, each for $250,000. The notes carried 8 percent interest. In August of 2008, we entered into a security purchase agreement with CDS Ventures of South Florida, LLC (“CDS”), an affiliate of CD, pursuant to which we received $1.5 million in cash, cancelled the two convertible notes issued to CD Financial, LLC and issued 2,000 Series A Preferred Shares, and a warrant to purchase additional 1,000 Series A Preferred Shares. See Our Security Purchase Agreement with CDS Ventures of South Florida, LLC below.

In November and December 2008, we received loans from CD in the amount of $450,000 and $200,000, respectively. These loans incurred 10% interest per annum and were paid off in December 2008.

In December of 2008, we entered into a second security purchase agreement with CDS, pursuant to which we received $2.0 million in cash and issued 2,000 Series B Preferred Shares, and a warrant to purchase additional 2,000 Series B Preferred Shares at the same price. See Our Security Purchase Agreement with CDS Ventures of South Florida, LLC below.

We will require additional financing to sustain our operations. Management estimates that we need to raise an additional $2.0 to $3.0 million in order to implement our revised business plan over the next 12 months. We have already negotiated to receive additional $2.0 million in financing from CDS during 2009. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations. We need approval from CDS before we acquire any additional debt. No assurances can be given that the Company will be able to raise sufficient financing.

The following table summarizes contractual obligations and borrowings as of December 31, 2008, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods (in thousands). We expect to fund these commitments primarily with raising of debt or equity capital.

	Payments Due by Period
Contractual	Total	Less Than	1 to	3 to	More Than
Obligations		1 Year	3 Years	5 Years	5 Years
Debt to related party	820	120	700	—	—
Loans payable	196	121	58	17	—
Convertible debenture	563	563	—	—	—
Purchase obligations	—	—	—	—	—
Total	$1,579	$804	$758	$17	$—

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

The foregoing description of the Purchase Agreement and the Registration Agreement are qualified in their entirety by reference to the full text of the Purchase Agreement and the Registration Rights Agreement, a copy of each of which was filed as Exhibit 10.1 and 10.2, respectively to our Current Report on Form 8-K as filed with the SEC on June 25, 2007 and each of which is incorporated herein in its entirety by reference.

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

The foregoing description is qualified in their entirety by reference to the full text of the promissory note, purchase agreement, and Debenture, a copy of each of which was filed as Exhibit 10.2, 10.3, and 10.4 respectively to our Current Report on Form 8-K/A as filed with the SEC on January 9, 2008 and each of which is incorporated herein in its entirety by reference.

Our Security Purchase Agreements with CDS Ventures of South Florida, LLC

On August 8, 2008, we entered into a securities purchase agreement (“SPA1”) with CDS, an affiliate of CD Financial, LLC (“CD”). Pursuant to the SPA1, we issued 2,000 Series A preferred shares (“Preferred A Shares”), as well as a warrant to purchase additional 1,000 Preferred A Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD. The Preferred A Shares can be converted into our common stock at any time; until December 31, 2010, (as amended on December 12, 2008), the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to the SPA, we also entered into a registration rights agreement, under which we agreed to file a registration statement for the common stock issuable upon conversion of Preferred Shares. We have filed this registration statement.  The Preferred A Shares accrues ten percent annual cumulative dividend, payable in additional Preferred A Shares. The Preferred A Shares mature on February 1, 2013 and are redeemable only in Company Common Stock. The full agreement can be reviewed in the Company’s Form 8-K filed with the SEC on August 12, 2008.

On December 12, 2008, we entered into a securities purchase agreement (“SPA2”) with CDS. Pursuant to the SPA2 we issued 2,000 Series B preferred shares (“Preferred B Shares”), as well as a warrant to purchase additional 2,000 Preferred B Shares, for a cash payment of $2.0 million. The Preferred B Shares can be converted into our common stock at any time.  Until December 31, 2010, the conversion price is $0.05, after which the conversion price is the greater of $0.05 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to the SPA2, we entered into a registration rights agreement under which we agreed to file a registration statement for the common stock issuable upon conversion of Preferred B Shares. The Preferred B Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred B Shares. The Preferred B Shares mature on December 31, 2013 and are redeemable only in Company Common Stock. The full agreement can be reviewed in the Company’s Form 8-K filed with the SEC on December 17, 2008.

Certain covenants of both Series A and B preferred shares restrict the Company to enter into additional debt or to permit liens to be filed against the Company’s assets, without approval from the holder of the preferred shares. There is a mandatory redemption in cash, if the Company breaches certain covenants of the agreements. The holders have liquidation preference in case of company liquidation. The Company has the right to redeem the preferred shares early in cash at 104% of the liquidation preference value for Series A, any date after July 1, 2010 and for Series B, any date after January 1, 2011.

Related Party Transactions

We received advances from one of our stockholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. In July 2008, we restructured the agreement and decreased the interest rate to prime rate flat, no collateral, monthly payments of $5,000 until a balloon payment of approximately $606,000 in January 2010. The outstanding balance as of December 31, 2008 was $644,000.

We have accrued $171,000 for the CEO’s salary from March 2006 through May 30, 2007. The CEO also lent us $50,000 in February 2006. The two debts were restructured into one note accruing 3 percent interest, no collateral, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of December 31, 2008 was $176,000.

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”). This agreement has been cancelled and the debt was paid off in November 2008. The CEO has also guaranteed the financing of vehicles on our behalf, and was previously guaranteeing the office lease for the Company. The CEO was not compensated for issuing the guarantees.

The COO of the Company lent us $50,000 in February 2008; the loan was repaid in March 2008. The COO also purchased in February 2008, 781,250 shares in a private placement for a total consideration of $75,000.

The CFO of the Company lent us $25,000 in February 2008; the loan was repaid in February 2008. The CFO also purchased in February 2008, 245,098 shares in a private placement for a total consideration of $25,000.

In February 2008, the VP of Strategic Accounts and Business Development purchased 245,098 shares in a private placement for a total consideration of $25,000.

Related party transactions are contracted on terms comparable to the terms of similar transactions with unaffiliated parties.

Going Concern

The accompanying consolidated financial statements are presented on a going concern basis. The Company has suffered losses from operations, and has an accumulated deficit and net cash used in operations of $4,840,152 for the year ended December 31, 2008. This raises substantial doubt about its ability to continue as a going concern. Management is currently seeking new capital or debt financing to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds. If not successful in obtaining financing, the Company will have to substantially diminish or cease its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.            CONSOLIDATED FINANCIAL STATEMENTS

Celsius Holdings, Inc. and Subsidiaries

1900 NW Corporate Blvd., Suite 210 East Boca Raton, Florida 33431 Tel. 561-886-4200 Fax. 561-886-3330 e-mail:info@sherbcpa.com
SHERB & CO., LLP	Offices in New York and Florida

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Celsius Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Celsius Holdings, Inc. and Subsidiaries as of December 31, 2008 and 2007, respectively, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2008 and 2007, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2008 and 2007, respectively, and the results of their operations and cash flows for the years ended December 31, 2008, and 2007, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations, and has an accumulated deficit and net cash used in operations of $4,840,152 for the year ended December 31, 2008. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                               /s/ Sherb & Co., LLP
Certified Public Accountants
Boca Raton, Florida
February 23, 2009

Celsius Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$1,040,633	$257,482
Accounts receivable, net	192,779	276,877
Inventories, net	505,009	578,774
Other current assets	12,155	44,960
Total current assets	1,750,576	1,158,093

Property, fixtures and equipment, net	183,353	64,697
Note receivable	250,000	1,250,000
Other long-term assets	18,840	60,340
Total Assets	$2,202,769	$2,533,130

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$612,044	$594,828
Loans payable	95,000	710,307
Deposit from customer	-	400,000
Short term portion of other liabilities	26,493	7,184
Convertible note payable, net of debt discount	-	199,692
Due to related parties, short-term portion	120,000	896,721
Total current liabilities	853,537	2,808,732

Convertible note payable, net of debt discount	562,570	1,314,914
Due to related parties, long-term portion	700,413	-
Other liabilities	75,022	14,236
Total Liabilities	2,191,542	4,137,882

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized,
4,000 shares and 0 shares issued and outstanding, respectively	4,000,000	-
Common stock, $0.001 par value: 350,000,000 shares
authorized, 149 million and 106 million shares
issued and outstanding, respectively	148,789	105,611
Additional paid-in capital	7,244,806	4,410,405
Accumulated deficit	(11,382,368)	(6,120,768)
Total Stockholders’ Equity (Deficit)	11,227	(1,604,752)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,202,769	$2,533,130

See Notes to Consolidated Financial Statements

Celsius Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the years ended December 31,
	2008	2007
Revenue	$2,589,887	$1,644,780

Cost of revenue	1,833,184	1,033,971

Gross profit	756,703	610,809

Operating expenses:
Selling and marketing expenses	3,936,552	2,100,687
General and administrative expenses	1,740,143	1,554,510
Termination of contract expense	-	500,000

Total operating expenses	5,676,695	4,155,197

Operating loss	(4,919,992)	(3,544,388)

Other expenses:
Interest income	70,441	7,837
Interest expense, related party	(773)	(75,647)
Interest expense, other, net	(411,276)	(113,643)

Total other expenses	(341,608)	(181,453)

Net loss	$(5,261,600)	$(3,725,841)

Loss per share, basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding -
basic and diluted	128,703,645	100,688,634

See Notes to Consolidated Financial Statements

Celsius Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the Years Ended December 31, 2008 and 2007
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance at December 31, 2006	-	$-	69,575,000	$69,575	$705,425	$(2,394,927)	$(1,619,927)

Effect of recapitalization due to merger			24,000,000	24,000	329,117		353,117
Issuance of common stock in exchange of note			500,000	500	249,500		250,000
Issuance of common stock for cash			5,013,800	5,014	1,777,720		1,782,734
Exercise of warrants			3,557,812	3,558	496,442		500,000
Shares issued as compensation for services			1,572,246	1,572	196,928		198,500
Shares issued for termination of contract			1,391,500	1,392	273,154		274,546
Beneficial conversion feature of debt instrument					243,838		243,838
Stock option expense					138,281		138,281
Net loss						(3,725,841)	(3,725,841)
Balance at December 31, 2007	-	-	105,610,358	105,611	4,410,405	(6,120,768)	(1,604,752)

Issuance of preferred stock for cash	3,500	3,500,000					3,500,000
Issuance of stock in exchange of note	500	500,000	29,030,661	29,030	1,550,533		2,079,563
Issuance of common stock for cash			13,198,529	13,198	785,802		799,000
Exercise of stock options			16,671	17	295		312
Shares issued as compensation			933,135	933	130,517		131,450
Beneficial conversion feature of debt instrument					170,460		170,460
Stock option expense					196,794		196,794
Net loss						(5,261,600)	(5,261,600)
Balance at December 31, 2008	4,000	$4,000,000	148,789,354	$148,789	$7,244,806	$(11,382,368)	$11,227

See Notes to Consolidated Financial Statements

Celsius Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,261,600)	$(3,725,841)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	31,605	11,658
Loss on disposal of assets	804	-
Adjustment to allowance for doubtful accounts	53,101	-
Adjustment to reserve for inventory obsolescence	190,601	16,444
Impairment of intangible assets	41,500	26,000
Termination of contract	-	500,000
Issuance of stock options	196,794	138,281
Amortization of debt discount	211,245	7,732
Issuance of shares as compensation	131,450	198,500
Changes in operating assets and liabilities:
Accounts receivable	30,997	(148,558)
Inventories	(116,836)	(30,119)
Prepaid expenses and other assets	32,805	(8,906)
Accounts payable and accrued expenses	17,382	64,123
Deposit from customer	(400,000)	400,000
Net cash used in operating activities	(4,840,152)	(2,550,686)

Cash flows from investing activities:
Purchases of intangible assets	-	(41,500)
Purchases of property, fixtures and equipment	(151,065)	(46,164)
Net cash used in investing activities	(151,065)	(87,664)

Cash flows from financing activities:
Proceeds from sale of common stock	799,312	1,782,734
Proceeds from sale of preferred stock	3,500,000	-
Proceeds from issuance of convertible notes	990,900	500,000
Proceeds from exercise of warrants	-	500,000
Proceeds from recapitalization due to merger	-	353,117
Repayment of note to stockholders	-	(621,715)
Proceeds from note receivable	1,000,000	-
Proceeds from loans payable	743,552	483,891
Repayment of loans payable	(1,183,087)	(24,325)
Repayment of note to related parties	(76,309)	(106,449)
Net cash provided by financing activities	5,774,368	2,867,253
Increase in cash	783,151	228,903

Cash, beginning of year	257,482	28,579
Cash, end of year	$1,040,633	$257,482
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$190,826	$107,364
Cash paid during the year for taxes	$-	$-

See Notes to Consolidated Financial Statements

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

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

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern — The accompanying consolidated financial statements are presented on a going concern basis. The Company has suffered losses from operations and has an accumulated deficit and net cash used in operations of $4,840,152 for the year ended December 31, 2008. This raises substantial doubt about its ability to continue as a going concern. Management is currently seeking new capital or debt financing to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds. If not successful in obtaining financing, the Company will have to substantially diminish or cease its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company uses single supplier relationships for its raw materials purchases and filling capacity, which potentially subjects the Company to a concentration of business risk. If these suppliers had operational problems or ceased making product available to the Company, operations could be adversely affected.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At December 31, 2008, the Company did not have any investments with maturities greater than three months.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2008 and December 31 2007, there was an allowance for doubtful accounts of $53,101 and $0, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At December 31, 2008 and December 31, 2007, there was a reserve for obsolescence of $207,045 and $16,444, respectively.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Intangible Assets — Intangible assets consist of the web domain name Celsius.com and other trademarks and trade names, and are subject to annual impairment tests. This analysis will be performed in accordance with Statement of Financial Standards (‘‘SFAS’’) No. 142, Goodwill and Other Intangible Assets. Based upon impairment analyses performed in accordance with SFAS No. 142 in fiscal years 2008 and 2007, impairment was recorded of $41,500 and $26,000, respectively. The impairment recorded was for expenses for trademarks, domain names and international registration of trademarks.

Revenue Recognition — Revenue is recognized when the products are delivered, invoiced at a fixed price and the collectability is reasonably assured. Any discounts, sales incentives or similar arrangements with the customer are estimated at time of sale and deducted from revenue.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events and printed advertising. The Company incurred advertising expense of $1.6 million and $535,000, during the fiscal years 2008 and 2007, respectively.

Research and Development — Research and development costs are charged to operations as incurred and consists primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $261,000 and $214,000, during the fiscal years 2008 and 2007, respectively.

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

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of preferred shares, exercise of stock options and warrants (calculated using the reverse treasury stock method). Common share equivalents outstanding were 86,130,991 and 8,534,864, as of December 31, 2008 and 2007, respectively.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the reported net loss.

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

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In March 2008 and May 2008, respectively, the FASB issued the following statements of financial accounting standards, none of which is anticipated to have a material impact on the Company’s results of operations or financial position:

•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133;”
•	SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles;” and
•	SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.”

3.    INVENTORIES

Inventories consist of the following at:

	December 31,	December 31,
	2008	2007
Finished goods	$581,970	$407,972
Raw Materials	130,084	187,246
Less: inventory valuation allowance	(207,045)	(16,444)
Inventories, net	$505,009	$578,774

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    OTHER CURRENT ASSETS

Other current assets at December 31, 2008 and December 31, 2007 consist of deposits on purchases, prepaid insurance, other accounts receivable and accrued interest receivable.

5.     PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures and equipment consist of the following at:

	December 31, 2008	December 31, 2007
Furniture, fixtures and equipment	$228,332	$78,425
Less: accumulated depreciation	(44,979)	(13,728)
Total	$183,353	$64,697

Depreciation expense amounted to $31,605 and $11,658 during the fiscal years 2008 and 2007, respectively.

6.    OTHER LONG-TERM ASSETS

Other long-term assets consist of the following at:

	December 31, 2008	December 31, 2007
Long term deposit on office lease	$18,840	$18,840
Intangible assets	41,500	41,500
Less: Impairment of intangible assets	(41,500)	-
Total	$18,840	$60,340

7.     NOTE RECEIVABLE

Note receivable from Golden Gate Investors, Inc. (“GGI”) was as of December 31, 2008 and December 31, 2007, $250,000 and $1,250,000, respectively. The note is due on February 1, 2012, under certain circumstances GGI is obligated to monthly prepay $250,000 on the note. During 2008, GGI made four monthly prepayments. As of December 31, 2008 GGI is not obligated to prepay the note. The prerequisites to obligate GGI to prepay the note are outside of the Company’s control and may exist at a future date.  The note accrues 8% interest per annum. The Company has an outstanding debenture to the same company in the amount of $701,000. Also see Note 14  -  Long term debenture

8.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:
	December 31, 2008	December 31, 2007
Accounts payable	$411,185	$466,047
Accrued expenses	200,859	128,781
Total	$612,044	$594,828

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    DUE TO RELATED PARTIES

Due to related parties consists of the following as of:

	December 31,	December 31,
	2008	2007
The Company received advances from one of its shareholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. In July, 2008, the debt was refinanced, has no collateral and accrues interest at the prime rate. Monthly amortization of $5,000 is due and a balloon payment of approximately $606,000 is due in January 2010.	$643,916	$669,111

The Company’s CEO loaned the Company $50,000 in February 2006. Moreover, the Company accrued salary for the CEO from March of 2006 through May 2007 for a total of $171,000. In August 2008, the total debt was refinanced, has no collateral and accrues interest at 3%; monthly payments of $5,000 are due with a balloon payment of $64,000 in January 2011.	176,497	227,610
	$820,413	$896,721
Less: Short-term portion	$(120,000)	$(896,721)
Long-term portion	$700,413	$-

Also, see Note 16 – Related party transactions.

10.  LOANS PAYABLE

Loans payable consist of the following as of:

		December 31,	December 31,
		2008	2007
a.	The Company renewed its financing agreement for inventory on February 28, 2008. The line of credit was for $500,000 and carried an interest charge of 1.5 percent of the outstanding balance and a monitoring fee of 0.5 percent of the previous month’s average outstanding balance. The line of credit had as collateral all of the Company’s assets. The Company terminated the credit agreement and paid balance owed in December 2008.	$-	$222,092

b.	The Company renewed its factoring agreement for the Company’s accounts receivable during the first quarter of 2008. The maximum finance amount under the agreement was $500,000. Each factoring of accounts receivable has a fixed fee of one and a half percent of the invoice amount, a minimum fee per month and an interest charge of prime rate plus three percent on the outstanding balance under the credit agreement. The line of credit had as collateral all of the Company’s assets. The Company terminated the factoring agreement and paid balance owed in November 2008.	-	102,540

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		December 31,	December 31,
		2008	2007
c.	In April 2, 2007 the Company received a $250,000 loan from Brennecke Partners LLC. In January, 2008 the Company restructured the then outstanding balance of the note and issued 1 million shares for an equivalent value of $121,555, and a new non-interest bearing note for $105,000. The Company paid the balance owed in December, 2008.	-	225,675

d.	The Company terminated a consulting agreement and received in assignment the rights to the trademark “Celsius” from one of its former directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock. The note called for monthly amortization of $15,000 beginning March 30, 2007 with final payment of the remaining outstanding balance on November 30, 2007.	95,000	160,000
		$95,000	$710,307

11.  DEPOSIT FROM CUSTOMER

During 2007, the Company received $400,000 from an international customer as deposit on future orders. The deposit was used in its entirety to pay for product shipped in April and June of 2008. The current balance as of December 31, 2008 and December 31, 2007 was $0 and $400,000, respectively.

12.  CONVERTIBLE AND OTHER NOTE PAYABLE

On December 18, 2007 the Company issued a $250,000 convertible note to CD Financial LLC (“CD”). The loan incurs eight percent interest per annum, and the note was due on April 16, 2008. The note can be converted to Company common stock after February 16, 2008 at a rate equal to seventy five percent of the average of the previous five days volume weighted average price for trading of the common stock, nevertheless, in no case can the note be converted to more than 25 million shares of common stock. At the time of recording the note a beneficial conversion feature for the conversion option was recorded in the amount $57,219, of which $6,199 was amortized in 2007, and $51,020 in 2008. Total outstanding as of December 31, 2007 was $199,692, which is net of debt discount of $51,020. On April 4, 2008 the Company received an additional $500,000 from CD on the same terms as the first note, also extending the due date of the first note. At the time of recording the second note a beneficial conversion feature for the conversion option was recorded as a debt discount in the amount $154,835. On June 10, 2008, the total amount of $750,000 was converted to 11,184,016 shares of Common Stock. The Company amortized $106,948 of the debt discount as interest expense; the remaining balance of the debt discount at time of conversion reduced the amount credited to equity.

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

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2008, the Company entered into a $1 million revolving line of credit with CD and it carries interest of Libor plus three percentage points. In connection with this line of credit, the Company entered into a loan and security agreement under which it has pledged all of its assets as security for the line of credit. At December 31, 2008, there was no outstanding balance for the line of credit.

In November and December 2008, the Company received loans from CD in the amount of $450,000 and $200,000, respectively. These loans incurred 10 percent interest per annum and were paid off in December 2008.

13.  OTHER LIABILITY

During 2006 and 2008, the Company acquired a copier and 8 delivery vans, all of them financed. The outstanding balance on the aggregate loans as of December 31, 2008 and December 31, 2007 was $101,515 and $21,420, respectively, of which $26,493 and $7,184, is due during the next 12 months, respectively. The loans carry interest ranging from 5.4% to 9.1%. The total monthly principal payment is $2,099. The assets that were purchased are collateral for the loans.

14.  LONG TERM DEBENTURE

On December 19, 2007, the Company entered into a $6 million security purchase agreement (the “Security Agreement”) with Golden Gate Investors, Inc (“GGI”), a California corporation. Under the Security Agreement, the Company issued as a first tranche a $1.5 million convertible debenture maturing on December 19, 2011. The debenture accrues seven and 3/4 percent interest per annum.  As consideration the Company received $250,000 in cash and a note receivable for $1,250,000. The note receivable accrues eight percent interest per annum and is due on February 1, 2012. The note has a pre-payment obligation of $250,000 per month when certain criteria are fulfilled. The Company is not obligated to convert the debenture to shares, partially or in full, unless GGI prepays the respective portion of its obligation under the note. The Security Agreement contains three more identical tranches for a total agreement of $6 million. Each new tranche can be started at any time by GGI during the debenture period which is defined as between December 19, 2007 until the balance of the existing debentures is $250,000 or less. Either party can, with a penalty payment of $45,000 for the Company, and $100,000 for GGI, cancel any or all of the three pending tranches.

The debenture is convertible to common shares at a conversion rate of eighty percent of the average of the three lowest volume weighted average prices for the previous 20 trading days. The Company is not obligated to convert the amount requested to be converted into Company common stock, if the conversion price is less than $0.20 per share. GGI’s ownership in the company cannot exceed 4.99% of the outstanding common stock. Under certain circumstances the Company may be forced to pre-pay the debenture with a fifty percent penalty of the pre-paid amount.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded a debt discount of $186,619 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The debt discount is being amortized over the term of the debenture. The Company recorded $46,656 and $1,533 as interest expense amortizing the debt discount during 2008 and 2007, respectively. The Company considered SFAS 133 and EITF 00-19 and concluded that the conversion option should not be bifurcated from the host contract according to SFAS 133 paragraph 11 a, and concluded that according to EITF 00-19 the conversion option is recorded as equity and not a liability.

During 2008, the Company received $1,000,000 in payment on the note receivable. In June to December, 2008, the Company converted $774,000 of the debenture to approximately 16.9 million shares of Common Stock and the Company paid $25,000 of the debenture in cash.

The outstanding liability, net of debt discount, as of December 31, 2008 and December 31, 2007 was $562,570 and $1,314,914, respectively.

15.  PREFERRED STOCK

On August 8, 2008, the Company entered into a securities purchase agreement (“SPA1”) with CDS Ventures of South Florida, LLC (“CDS”), an affiliate of CD Financial, LLC (“CD”). Pursuant to the SPA, the Company issued 2,000 Series A preferred shares (“Preferred A Shares”), as well as a warrant to purchase an additional 1,000 Preferred A Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD. The Preferred A Shares can be converted into Company common stock at any time; until December 31, 2010, (as amended on December 12, 2008), the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the Common Stock for the prior 10 trading days. Pursuant to the SPA1, the Company entered into a registration rights agreement under which the company agreed to file a registration statement for the common stock issuable upon conversion of Preferred Shares. The Preferred A Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred A Shares. The Preferred A Shares mature on February 1, 2013 and is redeemable only in Company Common Stock.

On December 12, 2008, the Company entered into a securities purchase agreement (“SPA2”) with CDS. Pursuant to the SPA2 the Company issued 2,000 Series B preferred shares (“Preferred B Shares”), as well as a warrant to purchase additional 2,000 Preferred B Shares, for a cash payment of $2.0 million. The Preferred B Shares can be converted into Company common stock at any time, until December 31, 2010, the conversion price is $0.05, after which the conversion price is the greater of $0.05 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to the SPA2, the Company entered into a registration rights agreement under which the company agreed to file a registration statement for the common stock issuable upon conversion of Preferred B Shares. The Preferred B Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred B Shares. The Preferred B Shares mature on December 31, 2013 and is redeemable only in Company Common Stock.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain covenants of both Series A and B preferred shares restrict the Company to enter into additional debt or to permit liens to be filed against the Company’s assets, without approval from the holder of the preferred shares. There is a mandatory redemption in cash, if the Company breaches certain covenants of the agreements. The holders have liquidation preference in case of company liquidation. The Company has the right to redeem the preferred shares early in cash at 104% of the liquidation preference value for Series A, any date after July 1, 2010 and for Series B, any date after January 1, 2011.

16.  RELATED PARTY TRANSACTIONS

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”), the outstanding balance to Bibby as of December 31, 2008 and December 31, 2007 was $0 and $102,540, respectively. The CEO has also guaranteed the financing for the Company’s offices and purchases of vehicles. The CEO has not received any compensation for the guarantees.

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

Also, see Note 9 – Due to related parties.

17.  STOCKHOLDERS’ DEFICIT

Issuance of common stock pursuant to conversion of note

During 2007, the Company issued 500,000 shares as conversion of a note for $250,000, or an average price of $0.50 per share.

In January 2008, the Company restructured the then outstanding balance of a note and issued 1 million unregistered shares for an equivalent value of $121,555, and a new non-interest bearing note for $105,000. The note calls for 7 monthly principal payments beginning March 1, 2008. The Company paid off the outstanding balance as of December 31, 2008.

In June 2008, the Company issued 11,184,016 unregistered shares as conversion of notes for $750,000 that were originally issued in December 2007 and April 2008.

In June through September, 2008, the Company issued 9,107,042 as a partial conversion of a debenture for $575,000 originally issued in December 2007. In October through December, 2008, the Company issued 7,739,603 shares as a partial conversion of the same debenture for $199,000.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Issuance of common stock pursuant to services performed and termination of contract

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

In March 2008, the Company issued a total of 750,000 unregistered shares as compensation to an international distributor at a fair value of $120,000.

In September through December, 2008, the Company issued a total of 183,135 unregistered shares as compensation to a consultant and a distributor at a fair value of $11,450.

Issuance of common stock pursuant to exercise of warrant and stock options

In February 2007, an investor exercised its warrant to purchase 3,557,812 shares for a total consideration of $500,000, or an average of $0.14 per share.

On February 15, 2008 the Company issued 16,671 shares of unregistered common stock in accordance to its 2006 Stock Incentive Plan to an employee exercising vested options.

Issuance of common stock pursuant to private placements

On June 22, 2007, the Company entered into a $16 million common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion”), an Illinois limited liability company. Under the Purchase Agreement, the Company received $500,000 from Fusion Capital on the signing of the agreement and received additional $500,000 on July 20, 2007 when a registration statement related to the transaction was filed with the SEC. Concurrently with entering into the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Agreement”) with Fusion. Under the Registration Agreement, we filed a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion under the common stock purchase agreement. The SEC declared effective the registration statement on October 12, 2007 and the Company has the right over a 25-month period to sell our shares of common stock to Fusion from time to time in amounts between $100,000 and $1 million, depending on certain conditions as set forth in the agreement, up to an additional $15 million.

In consideration for entering into the $16 million Purchase Agreement, which provides for up to $15 million of future funding as well as the $1 million of funding prior to the registration statement being declared effective by the SEC, we agreed to issue to Fusion 3,168,305 shares of our common stock. The purchase price of the shares related to the $15 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion. Fusion shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.45. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us. The Company has sold to Fusion 795,495 shares for a total consideration of $400,000, before expenses related to the share issuances.

During 2007, the Company issued 5,013,800 shares to investors for a total consideration of approximately $1,783,000.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Issuance of preferred stock pursuant to private placement

In August 2008, the Company issued 2,000 unregistered Preferred A Shares, as well as a warrant to purchase additional 1,000 Preferred A Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000.

In December 2008, the Company issued 2,000 unregistered Preferred B Shares, as well as a warrant to purchase additional 2,000 Preferred B Shares, for a cash payment of $2.0 million.

Also, see Note - 15 Preferred stock.

18.  INCOME TAXES

For the years ended December 31, 2008 and 2007, the Company’s net tax provision was zero.

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	2008	2007
Statutory federal rate	(34.0%)	(34.0%)
State income tax	(3.6%)	(3.6%)
Effect of permanent differences	3.0%	1.6%
Change in valuation allowance	34.6%	36.0%
	0.0%	0.0%

The deferred tax asset consisted of the following at December 31:

	2008	2007
Net operating losses	$3,803,000	$2,156,000
Other deferred tax assets	206,000	79,000
Valuation allowance	(4,009,000)	(2,235,000)
Total	$0	$0

In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of December 31, 2008 and December 31, 2007 was $4.0 million and $2.2 million, respectively. The increase in valuation allowance was $1.8 million and $1.3 million in 2008 and 2007, respectively. The increase in valuation allowance was primarily attributable to the increase in net operating losses. The Company has recorded a valuation allowance at December 31, 2008 of $4.0 million or 100% of the assets.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net operating loss carry forwards expire:

2024	$95,699
2025	787,446
2026	1,392,190
2027	3,303,187
2028	4,528,859
Total	$10,107,381

The Company’s net operating loss carry forwards may be limited due to ownership changes pursuant to Internal Revenue Code section 382.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” ((“FIN48”). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. Fin 48 is effective for fiscal years beginning after December 15, 2006. Management has evaluated all of its tax positions and determined that FIN 48 did not have a material impact on the Company’s financial position or results of operations during its year ended December 31, 2008.

19.  STOCK-BASED COMPENSATION

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

The Company has issued approximately 13.4 million options to purchase shares at an average price of $0.07 with a fair value of $527,000. For the year ended December 31, 2008 and December 31, 2007, the Company recognized $196,794 and $138,000, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations). As of December 31, 2008 and December 31, 2007, the Company had approximately $192,000 and $488,000, respectively, of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 0.9 years. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase approximately 5.1 million shares that have vested, and 16,671 shares were exercised as of December 31, 2008. The following is a summary of the assumptions used:

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Risk-free interest rate	1.7% - 4.9%
Expected dividend yield	—
Expected term	3 – 5 years
Expected annual volatility	73% - 82%

Elite FX granted on January 19, 2007, prior to the merger with Celsius Holdings, Inc, equivalent to 1,337,246 shares of common stock in the Company, to its Chief Financial Officer as starting bonus for accepting employment with the Company. The Company valued the grant of stock based on fair value of the shares, which was estimated as the value of shares in the most recent transaction of the Company’s shares. The Company recognized the expense upon issuance of the grant.

 In March, 2008, the Company issued a total of 750,000 shares as compensation to an international distributor at a fair value of $120,000. The same agreement can give the distributor 750,000 additional shares if certain sales targets are met, or if the stock price of the Company is 45 cents or greater for a period of 5 trading days, whichever occurs first.

During 2008 the Company issued a total of 183,135 shares as compensation to a consultant and a distributor at a fair value of $11,450. The consultant will receive additional shares with fair value of $2,000 monthly as long as the consultancy agreement continues. The distributor can receive additional shares depending on its purchases until end of March 2009.

The following table summarizes information about options for purchase of shares; granted, exercised and forfeited during the two-year period ending December 31, 2008:

	Shares	Weighted Average		Weighted Average Remaining Contractual
	(in	Exercise	Fair	Term
Options	thousands)	Price	Value	(in years)
at December 31, 2006	—	$—	$—
Granted	11,872	0.09	0.05
Exercised	—	—	—
Forfeiture	(201)	0.02	0.01
At December 31, 2007	11,671	$0.02	$0.05	6.7
Granted	2,970	0.11	0.07
Exercised	(17)	0.02	0.01
Forfeiture	(1,177)	0.45	0.26
At December 31, 2008	13,447	$0.07	$0.04	5.9
Exercisable at December 31, 2008	5,088	$0.07	$0.04	5.1
Available for future grant	2,475

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about options outstanding at December 31, 2008:

Range of Exercise Price	Number Outstanding at December 31, 2008 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008 (000s)	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$0.02	10,162	5.4	$0.02	3,488	$0.02	5.4
$0.08 - $0.11	2,835	5.9	$0.11	1,450	$0.11	4.3
$0.23 - $0.60	50	8.8	$0.42	17	$0.42	8.8
$0.84 - $1.10	400	8.5	$0.91	133	$0.91	8.5
	13,447	5.6	$0.07	5,088	$0.07	5.1

The following table summarizes information about non-vested options outstanding at December 31, 2008:

	Number of	Weighted average Grant
Total Non-vested options	shares (000s)	Date Fair Value
At December 31, 2006	-	-
Granted	11,872	$0.05
Vested	(134)	0.01
Forfeited	(201)	0.01
At December 31, 2007	11,537	$0.06
Granted	2,970	$0.07
Vested	(5,171)	0.05
Forfeited	(977)	0.27
At December 31, 2008	8,359	$0.04

20.  STOCK OPTIONS AND WARRANTS

Under the terms of the Merger Agreement with Vector Ventures, Corp., see further Note 1 to the Consolidated Financial Statements, the Company issued warrants to Investa Capital Partners Inc. representing 3,557,812 shares of Common Stock of the Company, which were exercised on February 9, 2007 for an aggregate consideration of $500,000 in cash.

An investment banking firm received, as placement agent for the Fusion Capital financing, a warrant to purchase 75,000 shares at a price of $1.31 per share. If unexercised, the warrant expires on June 22, 2012.

In March, 2008 the Company issued a total of 10,000,000 unregistered shares of common stock in a private placement, for an aggregate consideration of $500,100. In addition, the investor received a warrant to purchase seven million unregistered shares of common stock at an exercise price of $0.13 per share. If unexercised, the warrant expires on March 28, 2011.

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On August 8, 2008, the Company entered into a securities purchase agreement with CDS, as further described in Note 15 to the Consolidated Financial Statements. In connection with the security purchase, CDS received a warrant to purchase an additional 1,000 Preferred A Shares, at a price of $1,000 per share. If unexercised, the warrant expires on July 10, 2010. The Preferred A Shares can be converted into our common stock at any time; until the December 31, 2010, (as amended on December 12, 2008), the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. The Preferred A Shares accrue ten percent annual cumulative dividend, payable in additional Preferred A Shares.

On December 12, 2008, the Company entered into another securities purchase agreement with CDS, as further described in Note 15 to the Consolidated Financial Statements. In connection with the security purchase, CDS received a warrant to purchase an additional 2,000 Preferred B Shares, at a price of $1,000 per share. If unexercised, the warrant expires on December 31, 2009.  The Preferred B Shares can be converted into our common stock at any time.  Until December 31, 2010, the conversion price is $0.05, after which the conversion price is the greater of $0.05 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. The Preferred B Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred B Shares.

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Thousands of	Weighted Average	Thousands of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at the beginning of year	75	$1.31	—	$—
Granted	59,500	$0.07	3,633	$0.16
Exercised	—	—	3,558	$0.14
Expired	—	—	—	—
Balance at the end of year	59,575	$0.07	75	$1.31

Warrants exercisable at end of year	59,575	$0.07	75	$1.31

Weighted average fair value of the warrants granted during the year		$0.03		$1.85

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding and exercisable at December 31, 2008, for selected exercise price ranges, is as follows:

Range of Exercise Price	Number Outstanding at December 31, 2008 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.05	40,000	1.0	$0.05
$0.08	12,500	1.5	$0.08
$0.13	7,000	2.2	$0.13
$1.31	75	3.6	$1.31
	59,575	1.3	$0.07

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.  OPERATING LEASES

The Company entered into a new office lease effective October 2008. The monthly rent amounts to $6,717 per month and the lease terminates in September 2009. Future annual minimum payments required under operating lease obligations at December 31, 2008 are as follows:

Future Minimum Lease Payments

2009	$60,453
2010 and thereafter	0
Total	$60,453

22.  COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is the management belief that no such agreement has created any liability as of today’s date.

There is one agreement that also has liquidated damages, but instead of a monetary damage, the potential liability is to have to issue shares to the distributor at a purchase price of $0.06. The quantity of shares depends on this distributor’s purchases from the Company as compared to the Company’s total revenue.

23.  BUSINESS AND CREDIT CONCENTRATION

Substantially all of the Company’s revenue derives from the sale of the Celsius beverage.

The Company uses single supplier relationships for its raw materials purchases and filling capacity, which potentially subjects the Company to a concentration of business risk. If these suppliers had operational problems or ceased making product available to the Company, operations could be adversely affected. No vendor accounted for more than 10% of total payments.

During 2008, the Company sold in one order to one international customer 15.9% of the Company’s total revenue for the year. There is no assurance that this customer will order again.

24.  NON-CASH INVESTING AND FINANCING ACTIVITIES

For the years ended December 31,	2008	2007
Issuance of shares for note payable	$2,079,563	$250,000
Debt discount for beneficial conversion feature	$170,460	$243,838
Issuance of debenture for note receivable	$-	$1,250,000
Issuance of shares for termination of contract	$-	$274,546
Issuance of notes payable for termination of contract	$-	$250,000

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 8B          OTHER INFORMATION

Item 1.Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 22, 2008 the Company issued 1,000,000 unregistered common stock and a note for $105,000 to Brennecke Partners, LLC in exchange for the note issued on April 7, 2007 and accrued interest having an aggregate value of $225,155.

On February 15, 2008 the Company issued 16,671 unregistered shares of common stock in accordance to its 2006 Stock Incentive Plan to an employee exercising vested options.

In February, 2008 the Company issued a total of 3,198,529 unregistered shares of common stock in private placements for an aggregate consideration of $298,900, net of commissions.

In March, 2008 the Company issued a total of 750,000 unregistered shares of common stock as compensation to an international distributor for an aggregate consideration of $120,000.

In March, 2008 the Company issued a total of 10,000,000 unregistered shares of common stock in a private placement, for an aggregate consideration of $500,100. In addition, the investor received a warrant to purchase seven million unregistered shares of common stock during a 3-year period, at an exercise price of $0.13 per share.

In June 2008 the Company issued 11.2 million unregistered shares as conversion for $750,000 convertible notes that were originally issued in December 2007 and April 2008.

In August 2008 the Company issued 2,000 unregistered preferred Series A shares for a consideration of $2.0 million, of which $500,000 was paid through cancellation of two previously issued notes of $250,000 each and a cash payment of $1.5 million.

In June through December 2008, the Company issued 16.8 million shares of common stock as partial conversion of a convertible debenture issued in December 2007.

In September through December 2008 the Company issued 158,135 unregistered shares to a consultant with a fair value of $10,000 for services.

In September 2008 the Company issued 25,000 unregistered shares with a fair value of $1,450 to a distributor.

In December 2008, the Company issued 2,000 unregistered preferred Series B shares for a consideration of $2 million.

No commission or discounts were given in the transactions above, except for one of the private placements and no underwriter was engaged.

Item 3.Defaults upon Senior Securities.

Not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The name, age and positions of our directors and executive officers are set forth below:

Name	Age	Position

Stephen C. Haley	51	Chief Executive Officer, President and Chairman of the Board of Directors

Jan Norelid	55	Chief Financial Officer and Director

Jeffrey Perlman	44	Chief Operating Officer

Janice Haley	46	Vice President of Marketing

James Cast	60	Director

William Milmoe	60	Director

Geary Cotton	57	Director

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

Jeffrey Perlman is the Chief Operating Officer of the Company.  Mr. Perlman joined Celsius as Chief Operating Officer in January 2009. Since 2002 and until 2008 Mr. Perlman was President of Community Ventures Inc., a consulting firm offering business development, public relations, government relations, strategic planning, publishing and economic development services. Mr. Perlman is the former mayor of the City of Delray Beach. Mr. Perlman is member of the board of directors for the Business Development Board of Palm Beach County, the Greater Delray Beach Chamber of Commerce and several other non-profit organizations. Mr. Perlman holds a BA in Political Science from the State University of New York, College at Oswego.

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

William Milmoe is a director of the Company.  Mr. Milmoe joined Celsius Holdings, Inc as director in August 2008. Mr. Milmoe is president and chief financial officer of CDS International Holdings, Inc., a position he has held since 2006. From 1997 to 2006, he was CDS’ chief financial officer and treasurer.  Mr. Milmoe is a certified public accountant with over 30 years of broad business experience in both public accounting and private industry. His financial career has included positions with PricewaterhouseCoopers, an internal public accounting firm, General Cinema Corporation, an independent bottler of Pepsi Cola and movie exhibitor.  Mr. Milmoe is member of both the Florida and the American Institute of Certified Public Accountants.

Geary Cotton is a director of the Company. Mr. Cotton joined Celsius Holdings, Inc as director in September, 2008. Mr. Cotton is director of a privately held insurance industry company, XN Financial. Mr. Cotton was from 1986 to 2000 chief financial officer of Rexall Sundown, and public entity sold in 2000 for $1.8 billion. Mr. Cotton was a director and audit committee chairman of QEP Co. Inc. from 2002 to 2006. Mr. Cotton is a certified public accountant with over 30 years of broad business experience in both public accounting and private industry. Mr. Cotton is a graduate of University of Florida.

ITEM 10.          EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2008, certain information related to our compensation plans under which shares of our common stock are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,447,317	$0.07	2,474,833
Equity compensation plans not approved by security holders	—	—	—

Total	13,447,317	$0.07	2,474,833

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

Material Features of Individual Arrangements Not Approved by Shareholders

As of December 31, 2008, we do not have any individual equity compensation arrangements outside of our 2006 Incentive Stock Plan.

The remaining information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.          EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(a) Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Reorganization dated January 26, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
2.2	Articles of Merger	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on November 21, 2005
3.2	Bylaws	Incorporated by reference to Exhibit B to the Company’s Information on Form DEF-14C as filed with the SEC on December 5, 2006
3.3	Articles of Amendment	Incorporated by reference to Exhibit A to the Company’s Information on Form DEF-14C as filed with the SEC on December 5, 2006
4.1	Warrant Agreement with Investa Partners LLC	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
4.2	Stock Option Plan Adopted	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2007
10.1	Stock Grant Agreement Gregory Horn	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
10.2	Promissory Note to Special Nutrition Group, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
10.3	Employment Agreement with Stephen Haley, as amended	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2007
10.4	Employment Agreement with Jan Norelid, as amended	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2007
10.5	Employment Agreement with Richard McGee, as amended	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2007

10.6	Employment Agreement with Janice Haley	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
10.7	Stock Grant Agreement Addendum 1 with Jan Norelid	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB as filed with the SEC on May 15, 2007
10.8	Common Stock Purchase Agreement with Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2007
10.9	Registration Rights Agreement with Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2007
10.11	Master Purchase and Sale Agreement (factoring agreement) with Bibby Financial Services, Inc.	Incorporated by reference to Exhibit 10.11 to the Company’s filing of Form SB-2/A as filed with the SEC on August 28, 2007
10.12	Promissory note issued to CD Financial, LLC dated December 18, 2007 , as amended	Incorporated by reference to Exhibit 10.12 to the Company’s filing of Form 10-KSB as filed with the SEC on March 3, 2008
10.13	Secured promissory note issued by Golden Gate Investors, Inc. dated December 19, 2007	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K/A as filed with the SEC on January 9, 2008
10.14	Secured purchase agreement between Celsius Holdings, Inc. and Golden Gate Investors, Inc. dated December 19, 2007	Incorporated by reference to Exhibit 10.3 to the Company’s filing of Form 8-K/A as filed with the SEC on January 9, 2008
10.15	7 ¾% Convertible Debenture issued by Celsius Holdings, Inc. dated December 19, 2007	Incorporated by reference to Exhibit 10.4 to the Company’s filing of Form 8-K/A as filed with the SEC on January 9, 2008
10.16	Securities purchase agreement between Celsius Holdings, Inc. and CDS Ventures of South Florida, LLC. dated August 8, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s filing of Form 8-K as filed with the SEC on August 12, 2008
10.17	Registration rights agreement between Celsius Holdings, Inc. and CDS Ventures of South Florida, LLC. dated August 8, 2008	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K as filed with the SEC on August 12, 2008
10.18	Loan and Security Agreement between Celsius, Inc and CD Financial, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K as filed with the SEC on December 10, 2008
10.19	Securities purchase agreement between Celsius Holdings, Inc. and CDS Ventures of South Florida, LLC. dated December 12, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s filing of Form 8-K as filed with the SEC on December 17, 2008
10.20	Registration rights agreement between Celsius Holdings, Inc. and CDS Ventures of South Florida, LLC. dated December 12, 2008	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K as filed with the SEC on December 17, 2008
14.1	Code of Ethical Conduct	Incorporated by reference to Exhibit 14.1 to the Company’s Original filing of Form SB-2 as filed with the SEC on July 20, 2007
22.1	List of subsidiaries	Filed herewith
99.1	Results from Clinical Studies	Incorporated by reference to Exhibit 99.1 to the Company’s Original filing of Form SB-2 as filed with the SEC on July 20, 2007

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by the independent accountants or accrued for the fiscal years ended December 31, 2008 and 2007 for professional services for the audit of the Company's annual financial statements and the reviews included in the Company's Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $50,500 and $31,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $0.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $0 and $1,250 during the years ended December 31, 2008 and 2007, respectively.

All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

Audit Committee

 We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended December 31, 2008 with our management. In addition, our board of directors has discussed with Sherb & Co, LLP, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of Sherb & Co, LLP with that firm.

Based on our board of directors’ review of the matters noted above and its discussions with our independent auditors and our management, our board of directors approved that the audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2008.

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

CELSIUS HOLDINGS, INC.
Dated: March 6, 2009	/s/ Stephen C. Haley Stephen C. Haley Chairman and Chief Executive Officer (Principal Executive Officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen C. Haley Stephen C. Haley	Chairman and Chief Executive Officer (Principal Executive Officer)	March 6, 2009
/s/ Jan A. Norelid Jan A. Norelid	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2009
/s/ James R. Cast James R. Cast	Director	March 6, 2009
/s/ William H. Milmoe William H. Milmoe	Director	March 6, 2009
/s/ Geary W. Cotton Geary W. Cotton	Director	March 6, 2009

EXHIBIT INDEX
Exhibit No.	Title

22.1	List of subsidiaries
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer