Form 10-K/A
period 2008-12-31
Celsius Holdings, Inc.
filed 2009-04-30
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

-
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

The issuer's revenue for the fiscal year ended December 31, 2008 was $2,589,887. The aggregate market value of voting common equity held by non-affiliates as of April 29, 2009 was approximately $11.2 million, based upon the closing sale price as quoted on the OTC Bulletin Board of $0.125 on  April 29, 2009. As of April 29, 2009 there were 149,009,524 shares of Common Stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10−K/A to our Annual Report on Form 10−K for the fiscal year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission on March 9, 2009 is being filed to provide additional information required by Part III. These items were not included in the original Form 10−K because we anticipated that the information would be provided in our Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed within 120 days after the end of our 2008 fiscal year. This Amendment No. 1 on Form 10−K/A does not change our previously reported financial statements or any of the other disclosure previously contained in Part I or Part II. This Amendment No. 1 does not include the entire Form 10-K.

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

Stephen C. Haley is Chief Executive Officer, President and Chairman of the Board of Directors for the Company, and has served in this capacity since he founded Elite in 2004. Elite merged into the Company’s subsidiary, Celsius, Inc. on January 26, 2008.  Prior to founding Elite, from 2001 to 2004, Mr. Haley invested in multiple companies including the beverage industry. From 1999 to 2001, he held positions as COO and Chief Business Strategist for MAPICS, a publicly held, international software company with over five hundred (500) employees and $145 million in revenue. From 1997 to 1999, he was CEO of Pivotpoint, a Boston based Enterprise Requirements Planning (ERP) software firm, backed by a venture group including Goldman Sachs, TA Associates, and Greyloc. He holds a BSBA in Marketing from the University of Florida.

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

James Cast is a director of the Company.  Mr. Cast joined the Company as director in 2008. Mr. Cast is a certified public accountant and is the owner of a CPA firm in Ft. Lauderdale, Florida, which specializes in taxes and business consulting. Prior to forming his firm in 1994, Mr. Cast was senior tax Partner-in-Charge of KPMG Peat Marwick’s South Florida tax practice with over one hundred ten (110) employees. During his twenty-two (22) years at KPMG he was also the South Florida coordinator for all mergers, acquisitions, and business valuations. He is a member of AICPA and FICPA. He currently serves on the Board of the Covenant House of Florida and is the former President of the Board of Trustees, First Presbyterian Church of Ft. Lauderdale. He has a BA from Austin College and a MBA from the Wharton School at the University of Pennsylvania.

William Milmoe is a director of the Company.  Mr. Milmoe joined the Company as director in August 2008. Mr. Milmoe is president and chief financial officer of CDS International Holdings, Inc., a position he has held since 2006. From 1997 to 2006, he was CDS’ chief financial officer and treasurer.  Mr. Milmoe is a certified public accountant with over 30 years of broad business experience in both public accounting and private industry. His financial career has included positions with PricewaterhouseCoopers, an internal public accounting firm, General Cinema Corporation, an independent bottler of Pepsi Cola and movie exhibitor.  Mr. Milmoe is member of both the Florida and the American Institute of Certified Public Accountants.

Geary Cotton is a director of the Company. Mr. Cotton joined the Company as director in September, 2008. Mr. Cotton is director of a privately held insurance industry company, XN Financial. Mr. Cotton was from 1986 to 2000 chief financial officer of Rexall Sundown, and public entity sold in 2000 for $1.8 billion. Mr. Cotton was a director and audit committee chairman of QEP Co. Inc. from 2002 to 2006. Mr. Cotton is a certified public accountant with over 30 years of broad business experience in both public accounting and private industry. Mr. Cotton is a graduate of University of Florida.

Board committees

There is currently no audit, compensation or nomination committee. The board of directors has determined that two of our five directors, Mr. Cast and Mr. Cotton, are independent pursuant to the independence standards of the NASDAQ Stock Market.. The independent directors communicate every quarter with the independent accountants.

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

Code of Ethical Conduct

The Company has adopted a written code of ethical conduct that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The written code was filed with the SEC on July 20, 2008 as exhibit 14.1 to the Company’s filing of Form SB-2. The Company will provide a copy of its code of ethical conduct to any person without charge upon written request addressed to Chief Financial Officer, Celsius Holdings, Inc. 140 NE 4th Ave., Suite C, Delray Beach, FL 33483.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last fiscal year awarded to, or earned by, our Chief Executive Officer, all other executive officers and two executives serving as such at the end of fiscal year ended December 31, 2008 whose salary and bonus exceeded $100,000 for the year ended December 31, 2008 or who, as of December 31, 2008, was being paid a salary at a rate of at least $100,000 per year.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (2)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other (1) Compensation	Total Compensation
Stephen C. Haley, President, CEO and Chairman of the Board	2008	$141,231	$-	$-	$0	$-	$-	$-	$141,231
	2007	$93,877	$-	$-	$24,769	$-	$-	$51,000	$169,646
	2006	$-	$-	$-	$-	$-	$-	$120,000	$120,000

Jan A. Norelid, CFO and Director	2008	$141,092	$-	$-	$62,120	$-	$-	$7,200	$210,412
	2007	$135,831	$-	$25,000	$20,271	$-	$-	$4,985	$186,087
	2006	$8,308	$-	$-	$-	$-	$-	$-	$8,308

Richard W. McGee, Former COO (3)	2008	$105,692	$-	$-	$20,707	$-	$-	$12,000	$138,399
	2007	$106,615	$13,506	$-	$28,073	$-	$-	$9,692	$157,886
	2006	$60,000	$-	$-	$-	$-	$-	$-	$60,000

Janice H. Haley, Vice President of	2008	$98,077	$-	$-	$17,256	$-	$-	$-	$115,333
	2007	$103,846	$-	$-	$33,025	$-	$-	$-	$136,871
Strategic Accounts and	2006	$65,385	$-	$-	$-	$-	$-	$-	$65,385
Business Development

Irina Lorenzi, Innovations Vice President (3)	2008	$122,596	$-	$-	$15,938	$-	$-	$-	$138,534
	2007	$45,673	$-	$-	$96,924	$-	$-	$-	$142,597
	2006	$-	$-	$-	$-	$-	$-	$-	$-

(1)
From March 2006 through part of May of 2007 the Company accrued Mr. Haley’s salary and have still not paid it, the accrued amounts are shown under All Other Compensation as $120,000 and $51,000 for the years 2006 and 2007, respectively.
Mr. Norelid received $7,200 and 4,985 in health insurance reimbursement, for the years 2008 and 2007, respectively.
Mr. McGee received $12,000 and 9,692 as auto allowance for the years 2008 and 2007, respectively.

(2)
Represent options to purchase common stock. See Note 19- Stock Based Compensation in the audited financial statement contained herein for a discussion of the assumptions related to the determination of the fair value of the stock options.

(3)	Employees of the Company but not officers.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2008

Name	Fees earned or paid in cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
James R. Cast (1) (2)	$4,000	$-	$11,562	$-	$-	$-	$15,562

(1)
Represents options to purchase 200,000 of common stock issued to Mr. Cast on April 9, 2008, at an exercise price equal to $0.11. See Note 19 - Stock Based Compensation in the audited financial statements contained herein for a discussion of the assumptions related to the determination of the fair value of the stock options.

(2)	Cash compensation to non-employee directors has been established to be $4,000 annually, and $250 per audit committee meeting, once such committee is formed.

Equity Awards 2008 Table

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock under our 2006 Stock Incentive Plan, or separately, to the named executive officers during the fiscal year ended December 31, 2008.

	Stock Awards				Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen C.	-	-	-	-	-	-	-	-	-
Haley CEO

Jan A. Norelid CFO	900,000	-	-	0.11	04/09/2013	-	-	-	-

Richard W. McGee Former COO	300,000	-	-	0.11	04/09/2013	-	-	-	-

Janice H. Haley, Vice President	250,000	-	-	0.11	04/09/2013	-	-	-	-

Irina Lorenzi, Innovations VP	250,000	-	-	0.11	04/09/2013	-	-	-	-

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of April 29, 2009 (or such other date indicated in the footnotes below), the number of shares beneficially owned and the percentage ownership of the Company’s common stock, by the following:

(a) each person known to management to own beneficially more than five percent of the outstanding shares of the Company’s common stock;

(b) each of the Company’s directors;

(c) each of the named executive officers; and

(d) all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

	Beneficial Ownership
	Outstanding Shares Beneficially Owned	Right to Acquire Within 60 Days After April 30, 2009	Shares Beneficially Owned (7) Number

Name and Address of Beneficial Owner(1)				Percentage
Carl DeSantis (2)	11,284,016	106,232,500	117,516,516	46.0%
William H. Milmoe (3)	11,194,016	106,232,500	117,426,516	46.0%
CD Financial, LLC (4)	11,184,016	106,232,500	117,416,516	41.6%
CDS Ventures of South Florida, LLC (4)	-	106,232,500	106,232,500	41.6%
Stephen C. Haley (5)	44,889,852	1,337,246	46,227,098	30.7%
Lucille Santini	18,144,926	-	18,144,926	12.2%
Joseph & Gionis LLC	10,000,000	7,000,000	17,000,000	10.9%
Jan Norelid (6)	1,422,344	2,103,529	3,525,873	2.3%
Richard McGee	1,583,598	1,133,372	2,716,970	1.8%
Janice Haley	245,098	2,032,995	2,278,093	1.5%
James Cast	-	367,450	367,450	0.2%
Geary Cotton	-	-	-	-%
All executive officers and directors as a	59,334,908	113,207,092	172,542,000	65.8%
group (6 persons)

_______________

(1)	Unless otherwise noted in the table above, the address of each beneficial owner listed on the table is c/o Celsius Holdings, Inc., 140 NE 4th Avenue, Suite C, Delray Beach, FL 33483.
(2)
Mr. DeSantis directly owns 100,000 shares of common stock. He has beneficial ownership of 11,184,016 common shares owned by CD Financial, LLC. He has beneficial ownership of 2,081 shares of Series A Convertible Preferred Stock and 4,011 shares of Series B Convertible Preferred Stock owned by CDS Ventures of South Florida, LLC, immediately convertible into a maximum of 26,012,500 and 80,220,000 common shares, respectively. Mr. DeSantis has dispositive power over the shares owned by CD Financial, LLC and CDS Ventures of South Florida, LLC. Each of Mr. Milmoe and Mr. DeSantis has shared voting power with regard to the shares held by CDS Ventures of South Florida, LLC and CD Financial, LLC. Mr. Milmoe does not have dispositive power with regard to the shares owned by CD Financial, LLC or CDS Ventures of South Florida, LLC such Shares.

(3)
Mr. Milmoe directly owns 10,000 shares of common stock. He has beneficial ownership of 11,184,016 common shares owned by CD Financial, LLC. He has beneficial ownership of 2,081 shares of Series A Convertible Preferred Stock and 4,011 shares of Series B Convertible Preferred Stock owned by CDS Ventures of South Florida, LLC, immediately convertible into a maximum of 26,012,500 and 80,220,000 common shares, respectively. Mr. DeSantis has dispositive power over such Preferred Shares. Each of Mr. Milmoe and Mr. Carl DeSantis has shared voting power with regard to the shares held by CDS Ventures of South Florida, LLC and CD Financial, LLC. Mr. Milmoe does not have dispositive power with regard to such shares.

(4)
CD Financial, LLC directly owns 11,184,016 common shares. It has beneficial ownership of 2,081 shares of Series A Convertible Preferred Stock and 4,011 shares of Series B Convertible Preferred Stock owned by CDS Ventures of South Florida, LLC, immediately convertible into a maximum of 26,012,500 and 80,220,000 common shares, respectively.

(5)
Mr. Haley directly owns 26,744,926 shares. Also includes 18,144,926 shares owned by Lucille Santini. Mr. Haley has voting power over these shares through a voting agreement dated on August 7, 2008, valid until July 31, 2010. Excludes any shares owned directly and indirectly by his wife Mrs. Janice Haley.

(6)	Includes 54,000 shares owned by Mr. Norelid’s adult children, beneficial ownership of which is disclaimed by Jan Norelid.
(7)
Applicable percentage of ownership is based on 149,009,524 shares of Common Stock outstanding as of April 29, 2009, together with securities exercisable or convertible into shares of common stock within sixty (60) days of April 30, 2009, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and insider trading regulations - percentage computation is for form purposes only.

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

Employment Agreements

We entered into employment agreements with our current executive officers on January 19, 2007 and January 5, 2009. The agreements for Stephen Haley and Jan Norelid were filed with the SEC on July 16, 2007, and Ms. Haley’s  agreement was filed with the SEC on February 2, 2007, and Mr. Jeff Perlman’s agreement was filed with the SEC on January 7, 2009, all as exhibits to the Company’s Current Report on Form 8-K.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We received advances from one of our stockholders, Lucille Santini, at various instances during 2004 and 2005, $76,000 and $424,000, respectively. Ms. Santini owned as of April 29, 2009 12.2% of our outstanding common stock. In July 2008, we restructured our agreement with Ms. Santini, decreasing the interest rate to prime rate flat, with no collateral and monthly payments of $5,000 until a balloon payment of approximately $606,000 in January 2010. The outstanding balance as of December 31, 2008 was $644,000.

We have accrued $171,000 for Mr. Haley’s salary from March 2006 through May 30, 2007. Mr. Haley also lent us $50,000 in February 2006. The accrued salary and 2006 loan were restructured in July 2008 into one note accruing 3 percent interest per annum, with no collateral and monthly payments of $5,000 until a balloon payment of $64,000 in January 2011. The outstanding balance as of December 31, 2008 was $176,000.

Mr. Haley has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”). This agreement has been cancelled and the debt was paid off in November 2008. Mr. Haley has also guaranteed the financing of vehicles on our behalf, and was previously guaranteeing the office lease for the Company. Mr. Haley was not compensated for issuing the guarantees.

Mrs. Janice Haley, Vice President of Strategic Accounts and Business Development, is the spouse to Mr. Haley, our CEO. Her compensation is disclosed in the compensation chart of named executives.

Related party transactions are contracted on terms comparable to the terms of similar transactions with unaffiliated parties. As part of our code of ethics, any related party transaction must be approved in advance. If the interested party is an officer or director of the Company, approval must be obtained from of a majority of the Audit Committee of the Board or the Board itself, provided that only those that do not have a relationship or an interest in the transaction are eligible to cast a vote. In each such case, the full scope of the conflict of interest must be disclosed to senior management and the Audit Committee or the Board, and must also be publicly disclosed to the extent required by applicable securities laws.

Director Independence

The board of directors has determined that two of our five directors, Mr. Cast and Mr. Cotton, are independent pursuant to the independence standards of the NASDAQ Stock Market.

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

ITEM 13.    EXHIBITS

Exhibit Number      Description to Exhibit

10.1	Incorporated by reference to the Company’s filing of Form 10-K as filed with the SEC on March 9, 2009

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.
Dated: April 30, 2009	/s/ Stephen C. Haley
Stephen C. Haley Chairman and Chief Executive Officer (Principal Executive Officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen C. Haley	Chairman and Chief Executive Officer	April 30, 2009
Stephen C. Haley	(Principal Executive Officer)

/s/ Jan Norelid	Vice President and Chief Financial Officer
Jan Norelid	(Principal Financial and Accounting Officer)	April 30, 2009