Form 10-Q
period 2009-03-31
Celsius Holdings, Inc.
filed 2009-05-06
CIK 1341766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Number of shares of common stock outstanding as of May 1, 2009 was 149,009,524.

CELSIUS HOLDINGS, INC.

Table of contents

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31	December 31[1]
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$123,882	$1,040,633
Accounts receivable, net	577,877	192,779
Inventories, net	818,867	505,009
Preferred stock subscription receivable, related party	2,000,000	-
Other current assets	80,733	12,155
Total current assets	3,601,359	1,750,576

Property, fixtures and equipment, net	173,874	183,353
Note receivable	250,000	250,000
Other long-term assets	18,840	18,840
Total Assets	$4,044,073	$2,202,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$951,367	$612,044
Loans payable	75,000	95,000
Short term portion of other liabilities	25,640	26,493
Due to related parties, short-term portion	1,355,612	120,000
Total current liabilities	2,407,619	853,537

Convertible note payable, net of debt discount	574,234	562,570
Due to related parties, long-term	107,944	700,413
Other liabilities	69,681	75,022
Total Liabilities	3,159,478	2,191,542

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares
authorized, 6,092 shares and 4,000 shares issued and outstanding, respectively	6	4
Common stock, $0.001 par value: 350,000,000 shares
authorized, 149 million shares issued and outstanding	149,010	148,789
Additional paid-in capital	13,295,877	11,244,802
Accumulated deficit	(12,560,298)	(11,382,368)
Total Stockholders’ Equity	884,595	11,227
Total Liabilities and Stockholders’ Equity	$4,044,073	$2,202,769

1 Derived from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2009	2008

Net sales	$971,411	$533,382
Cost of sales	544,524	298,895

Gross profit	426,887	234,487

Selling and marketing expenses	1,221,045	848,216
General and administrative expenses	354,775	464,905

Loss from operations	(1,148,933)	(1,078,634)

Other expenses:
Interest expense, related party	7,410	14,426
Other interest expense, net	21,587	88,784

Total other expense	28,997	103,210

Net loss	$(1,177,930)	$(1,181,844)

Weighted average shares outstanding -
basic and diluted	148,865,133	108,256,631
Loss per share - basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended March 31
	2009	2008
Cash flows from operating activities:
Net loss	$(1,177,930)	$(1,181,844)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,628	4,456
Loss on disposal of assets	-	804
Adjustment to allowance for doubtful accounts	(30,623)	-
Adjustment to reserve for inventory obsolescence	(105,076)	-
Issuance of stock options	34,861	(21,396)
Amortization of debt discount	11,664	60,041
Issuance of shares as compensation	16,125	120,000
Changes in operating assets and liabilities:
Accounts receivable	(354,475)	(25,571)
Inventories	(208,782)	(34,142)
Prepaid expenses and other current assets	(68,578)	(49,424)
Deposit from customer	-	(8,671)
Accounts payable and accrued expenses	347,725	527,805
Net cash used in operating activities	(1,522,461)	(607,942)

Cash flows from investing activities:
Purchases of property, fixtures and equipment	(3,148)	(20,000)
Net cash used in investing activities	(3,148)	(20,000)

Cash flows from financing activities:
Proceeds from sale of common stock
and exercise of stock options	312	399,212
Proceeds from loans payable	-	146,554
Repayment of loans payable	(26,195)	(26,733)
Proceeds from debt to related parties	660,000	-
Repayment of debt to related parties	(25,259)	-
Net cash provided by financing activities	608,858	519,033

Decrease in cash	(916,751)	(108,909)
Cash, beginning of period	1,040,633	257,482
Cash, end of period	$123,882	$148,573

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$23,245	$53,369
Cash paid during the year for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of preferred B shares for
subscription receivable	$2,000,000	$-
Issuance of shares for note payable	$-	$121,555
Issuance of shares for services provided	$16,125	$120,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

Celsius Holdings, Inc. (f/k/a Vector Ventures Corp.) (the “Company”) was incorporated under the laws of the State of Nevada on April 26, 2005.  The Company was formed to engage in the acquisition, exploration and development of natural resource properties. On December 26, 2006 the Company amended its Articles of Incorporation to change its name from Vector Ventures Corp. as well as increase the authorized shares to 350 million, $0.001 par value common shares and 50 million, $0.001 par value preferred shares.

Celsius Holdings, Inc. operates in United States through its wholly-owned subsidiaries, Celsius Inc., which acquired the operating business of Elite FX, Inc. (“Elite”) through a reverse merger on January 26, 2007, and Celsius Netshipments, Inc. Celsius, Inc. was incorporated in Nevada on January 18, 2007, and merged with Elite FX, Inc. (“Elite”) on January 26, 2007 (the “Merger”), which was incorporated in Florida on April 22, 2004. Celsius, Inc. is in the business of developing and marketing healthier beverages in the functional beverage category of the beverage industry. Celsius was Elite’s first commercially available product. Celsius is a beverage that burns calories. Celsius is currently available in five sparkling flavors: cola, ginger ale, lemon/lime, orange and wild berry, and two non-carbonated green teas: peach/mango and raspberry/acai.  Celsius Netshipments, Inc., incorporated in Florida on March 29, 2007, distributes the Celsius beverage via the internet.

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

Going Concern — The accompanying unaudited consolidated financial statements are presented on a going concern basis. The Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management is currently seeking new capital or debt financing to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds. If not successful in obtaining financing, the Company will have to substantially diminish or cease its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At March 31, 2009 and December 31, 2008, the Company did not have any investments with maturities greater than three months.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2009 and December 31, 2008, there was an allowance for doubtful accounts of $22,478 and $53,101, respectively. During the three months ended March 31, 2009, the Company recognized an adjustment to allowance for doubtful accounts of $30,623.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At March 31, 2009 and December 31, 2008, there was an allowance for obsolescence of $101,969 and $207,045, respectively. During the three months ended March 31, 2009, the Company wrote down inventory by $105,076.

Property, Fixtures, and Equipment — Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years. Depreciation expense recognized in the first three months of 2009 was $12,628.

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

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company did not recognize an impairment charge during the first three months of 2009 or 2008, respectively.

Intangible Assets — Intangible assets consist of the web domain name Celsius.com and other trademarks and trade names, and are subject to annual impairment tests. This analysis is performed in accordance with Statement of Financial Standards (‘‘SFAS’’) No. 142, Goodwill and Other Intangible Assets. Based upon impairment analyses performed in accordance with SFAS No. 142 in fiscal years 2008 and 2007, an impairment was recorded of $41,500 and $26,000, respectively. The impairment recorded was for expenses for trademarks, domain names and international registration of trademarks.

Revenue Recognition — Revenue is recognized when the products are delivered, invoiced at a fixed price and the collectibility is reasonably assured. Any discounts, sales incentives or similar arrangement with the customer is estimated at time of sale and deducted from revenue.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events and printed advertising. The Company incurred expenses of $529,000 and $322,000, during the first three months of 2009 and 2008, respectively.

Research and Development — Research and development costs are charged to operations as incurred and consist primarily of consulting fees, raw material usage and test productions of soda. The Company incurred expenses of $0 and $110,000, during the first three months of 2009 and 2008, respectively.

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

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options, convertible notes and warrants (calculated using the reverse treasury stock method). As of March 31, 2009 there were options outstanding to purchase 14.5 million shares, which exercise price averaged $0.06. The dilutive common shares equivalents, including convertible notes, preferred stock and warrants, of 115.2 million shares were not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive.

Reclassifications — Certain amounts have been reclassified to conform to the current period presentation, such reclassifications had no effect on the reported net loss.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R did not have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 31, 2008. These standards will change the Company’s accounting treatment for business combinations on a prospective basis.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. This standard is effective for fiscal years beginning after December 15, 2008. The adoption of this FSP did not have a material impact on the Company’s results of operations or financial condition.

In March 2008 and May 2008, respectively, the FASB issued the following statements of financial accounting standards, neither of which is did not have a material impact on the Company’s results of operations or financial position:

•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133;” and
•	SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). This pronouncement amends SFAS No. 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for the Registrants as of January 1, 2009. As the provisions of FSP FAS 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact to the Registrants cannot be determined until the transactions occur. No such transactions occurred during the first quarter of 2009.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, (“SFAS No. 107”) and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 provide only disclosure requirements, the application of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

3.    INVENTORIES

Inventories consist of the following at:

	March 31, 2009	December 31, 2008
Finished goods	$863,080	$581,970
Raw Materials	57,756	130,084
Less: inventory valuation allowance	(101,969)	(207,045)
Inventories, net	$818,867	$505,009

4.    SUBSCRIPTION RECEIVABLE

The investor exercised its right to purchase 2,000 Series B Preferred Stock and executed a subscription agreement on March 31, 2009. The investor subsequently paid $1 million each on April 7 and May 1, 2009. Also see Note 14 – Preferred Stock.

5.    OTHER CURRENT ASSETS

Other current assets at March 31, 2009 and December 31, 2008 consist of prepaid slotting fees, deposits on purchases, prepaid insurance, other accounts receivable and accrued interest receivable.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

6.    PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures and equipment consist of the following at:

	March 31, 2009	December 31, 2008
Furniture, fixtures and equipment	$231,481	$228,332
Less: accumulated depreciation	(57,607)	(44,979)
Total	$173,874	$183,353

Depreciation expense amounted to $12,628 and $4,456 during the first three months of 2009 and 2008, respectively.

7.    OTHER LONG-TERM ASSETS

Other long-term assets consist of the following at:

	March 31, 2009	December 31, 2008
Long term deposit on office lease	$18,840	$18,840
Intangible assets	41,500	41,500
Less: Impairment of intangible assets	(41,500)	(41,500)
Total	$18,840	$18,840

8.    NOTE RECEIVABLE

Note receivable from Golden Gate Investors, Inc. (“GGI”) was as of March 31, 2009 and December 31, 2008, $250,000. The note is due on February 1, 2012, under certain circumstances GGI is obligated to prepay the note. The prerequisites to obligate GGI to prepay the note are outside of the Company’s control and may exist at a future date.  The note accrues 8% interest per annum. The Company has an outstanding debenture to the same company in the amount of $701,000. Also see Note 13  -  Long term debenture.

9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31, 2009	December 31, 2008
Accounts payable	$765,705	$411,185
Accrued expenses	185,662	200,859
Total	$951,367	$612,044

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

10.  DUE TO RELATED PARTIES

Due to related parties consists of the following as of:

	March 31, 2009	December 31, 2008
The Company entered into a loan and security agreement in December 2008 with CD Financial, LLC, pledging all our assets as security. The line of credit is for $1.0 million, with interest at LIBOR plus 3 percentage points. The line expires in December 2009 and is renewable.	$660,992	$0

The Company received advances from one of its shareholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. In July, 2008, the debt was refinanced, has no collateral and accrues interest at the prime rate. Monthly amortization of $5,000 is due and a balloon payment of approximately $606,000 is due in January 2010.	634,620	643,916

The Company’s CEO loaned the Company $50,000 in February 2006. Moreover, the Company accrued salary for the CEO from March of 2006 through May 2007 for a total of $171,000. In August 2008, the total debt was refinanced, has no collateral and accrues interest at 3%; monthly payments of $5,000 are due with a balloon payment of $64,000 in January 2011.	167,944	176,497
	$1,463,556	$820,413
Less: Short-term portion	$(1,355,612)	$(120,000)
Long-term portion	$107,944	$700,413

Also, see Note 15 – Related party transactions.

11.  LOANS PAYABLE

Loans payable consist of the following as of:

	March 31, 2009	December 31, 2008
The Company terminated a consulting agreement and received in assignment the rights to the trademark “Celsius” from one of its former directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock. The note called for monthly amortization of $15,000 beginning March 30, 2007 with final payment of the remaining outstanding balance on November 30, 2007. The Company has not fulfilled its obligation and is paying the debt off at a slower pace.	$75,000	$95,000

12.  OTHER LIABILITY

During 2006 and 2008, the Company acquired a copier and 8 delivery vans, all of them financed. The outstanding balance on the aggregate loans as of March 31, 2009 and December 31, 2008 was $95,321 and $101,515, respectively, of which $25,640 and $26,493, is due during the next 12 months, respectively. The loans carry interest ranging from 5.4% to 9.1%. The total monthly principal payment is $2,099. The assets that were purchased are collateral for the loans.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

13.  LONG TERM DEBENTURE

On December 19, 2007, the Company entered into a $6 million security purchase agreement (the “Security Agreement”) with Golden Gate Investors, Inc (“GGI”), a California corporation. Under the Security Agreement, the Company issued as a first tranche a $1.5 million convertible debenture maturing on December 19, 2011. The debenture accrues seven and 3/4 percent interest per annum.  As consideration the Company received $250,000 in cash and a note receivable for $1,250,000. The note receivable accrues eight percent interest per annum and is due on February 1, 2012. The note has a pre-payment obligation of $250,000 per month when certain criteria are fulfilled. One of the conditions to prepayment is that Company’s shares issued pursuant to the conversion rights under Debenture must be freely tradable under Rule 144 of the Securities Act of 1933. The Company is under no contractual obligation to ensure that such shares would be freely tradable under Rule 144. In the event that shares to be issued pursuant to the conversion rights under the Debenture would not be freely tradable under Rule 144, GGI would be under no obligation to prepay the promissory note and likewise under no obligation to exercise its conversion rights under the Debenture.  If GGI does not fully convert the Debenture by its maturity on December 19, 2011, the balance of the Debenture is offset by any balance due to the Company under the promissory note.  The Company is not obligated to convert the debenture to shares, partially or in full, unless GGI prepays the respective portion of its obligation under the note. The Security Agreement contains three more identical tranches for a total agreement of $6 million. Each new tranche can be started at any time by GGI during the debenture period which is defined as between December 19, 2007 until the balance of the existing debentures is $250,000 or less. Either party can, with a penalty payment of $45,000 for the Company, and $100,000 for GGI, cancel any or all of the three pending tranches.

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

The Company recorded a debt discount of $186,619 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The debt discount is being amortized over the term of the debenture. The Company recorded $11,664 as interest expense amortizing the debt discount during the first three months of 2009 and 2008, respectively. The Company considered SFAS 133 and EITF 00-19 and concluded that the conversion option should not be bifurcated from the host contract according to SFAS 133 paragraph 11 a, and concluded that according to EITF 00-19 the conversion option is recorded as equity and not a liability.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

During 2008, the Company received $1,000,000 in payment on the note receivable. From June 2008 to March 2009, the Company converted $774,000 of the debenture to approximately 16.8 million shares of Common Stock and the Company paid $25,000 of the debenture in cash.

The outstanding liability, net of debt discount, as of March 31, 2009 and December 31, 2008 was $574,234 and $562,570, respectively.

14.  PREFERRED STOCK

On August 8, 2008, the Company entered into a securities purchase agreement (“SPA1”) with CDS Ventures of South Florida, LLC (“CDS”), an affiliate of CD Financial, LLC (“CD”). Pursuant to SPA1, the Company issued 2,000 Series A preferred shares (“Preferred A Shares”), as well as a warrant to purchase an additional 1,000 Preferred A Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD. The Preferred A Shares can be converted into Company common stock at any time. SPA1 was amended on December 12, 2008 to provide that until December 31, 2010 the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the Common Stock for the prior 10 trading days. Pursuant to SPA1, the Company entered into a registration rights agreement under which the Company agreed to file a registration statement for the common stock issuable upon conversion of Preferred Shares. The Preferred A Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred A Shares. During the first quarter of 2009, the Company issued 81 Preferred A Shares in dividends. The Preferred A Shares mature on February 1, 2013 and are redeemable only in Company Common Stock.

On December 12, 2008, the Company entered into a second securities purchase agreement (“SPA2”) with CDS. Pursuant to SPA2 the Company issued 2,000 Series B preferred shares (“Preferred B Shares”), as well as a warrant to purchase additional 2,000 Preferred B Shares, for a cash payment of $2.0 million. The Preferred B Shares can be converted into Company common stock at any time.  Until December 31, 2010, the conversion price is $0.05, after which the conversion price is the greater of $0.05 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to SPA2, the Company entered into a registration rights agreement under which the Company agreed to file a registration statement for the common stock issuable upon conversion of Preferred B Shares. The Preferred B Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred B Shares. During the first quarter of 2009, the Company issued 11 Preferred B Shares in dividends. The Preferred B Shares mature on December 31, 2013 and are redeemable only in Company Common Stock.

On March 31, 2009, CDS exercised its right to purchase additional 2,000 Preferred B Shares and executed a subscription agreement for $2.0 million. The monies for the subscription were paid on April 7 and May 1, 2009.

Certain covenants of both Series A and B preferred shares restrict the Company from entering into additional debt arrangements or permitting liens to be filed against the Company’s assets, without approval from the holder of the preferred shares. There is a mandatory redemption in cash, if the Company breaches certain covenants of the agreements. The holders have liquidation preference in case of company liquidation. The Company has the right to redeem the preferred shares early by the payment in cash of 104% of the liquidation preference value.  The Company may redeem Series A at any time on or after July 1, 2010 and Series B at any time on or after January 1, 2011.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the conversion of Preferred Stock into common stocks:

Convertible Stock	Number shares	Value/share	Convertible into number of common Stock
Preferred A	2,081	$ 1,000.00	26,012,500
Preferred B	4,011	$ 1,000.00	80,220,000
Total			106,232,500

The number of shares converted into is based on the current conversion price.

15.  RELATED PARTY TRANSACTIONS

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. (“Bibby”), the outstanding balance to Bibby. The agreement was terminated in December 2008 and no balance is outstanding. The CEO has also guaranteed the financing for the Company’s offices and purchases of vehicles. The CEO has not received any compensation for the guarantees.

Also, see Note 10 – Due to related parties and 14 – Preferred Stock.

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

During the three months ended March 31, 2009, the Company issued a total of 203,499 unregistered shares as compensation to a consultant and a distributor at a fair value of $16,125.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Issuance of common stock pursuant to exercise of warrant and stock options

On February 15, 2008 the Company issued 16,671 shares of unregistered common stock in accordance to its 2006 Stock Incentive Plan to an employee exercising vested options.

On January 13, 2009 the Company issued 16,671 shares of common stock in accordance to its 2006 Stock Incentive Plan to an employee exercising vested options.

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

On March 31, 2009, CDS exercised its right to purchase additional 2,000 Preferred B Shares and executed a subscription agreement for $2 million payment. CDS made payments of $1 million each on April 7 and May 1, 2009.

Also, see Note 14 – Preferred Stock.

17.  STOCK-BASED COMPENSATION

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

At March 31, 2009, the Company has issued approximately 14.5 million options to purchase shares at an average price of $0.06 with a fair value of $555,000. For the three months ended March 31, 2009 the Company recognized $34,861 of non-cash compensation expense and for the three months ended March 31, 2008 the Company recognized $21,396 of non-cash compensation income (included in General and Administrative expenses in the accompanying Consolidated Statement of Operations). As of March 31, 2009 and December 31, 2008, the Company had approximately $185,000 and $192,000, respectively, of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 0.9 years. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase approximately 7.7 million shares that have vested, and 33,342 shares were exercised as of March 31, 2009. The following is a summary of the assumptions used:

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Risk-free interest rate	1.6% - 4.9%
Expected dividend yield	—
Expected term	3 – 5 years
Expected annual volatility	73% - 90%

In March, 2008, the Company issued a total of 750,000 unregistered shares as compensation to an international distributor at a fair value of $120,000. The same agreement can give the distributor 750,000 additional shares if certain sales targets are met, or if the stock price of the Company is 45 cents or greater for a period of 5 trading days, whichever occurs first.

In September through December, 2008, the Company issued a total of 183,135 unregistered shares as compensation to a consultant and a distributor at a fair value of $11,450. During the three months ended March 31, 2009, the Company issued a total of 203,499 unregistered shares as compensation to a consultant and a distributor at a fair value of $16,125.The consultant will receive additional shares with fair value of $2,000 monthly as long as the consultancy agreement continues.

18.  WARRANTS

An investment banking firm received, as placement agent for financing received from Fusion Capital Fund II, LLC (“Fusion Capital”), a warrant to purchase 75,000 shares at a price of $1.31 per share. If unexercised, the warrant expires on June 22, 2012.

In March, 2008 the Company issued a total of 10,000,000 unregistered shares of common stock in a private placement, for an aggregate consideration of $500,100. In addition, the investor received a warrant to purchase seven million unregistered shares of common stock at an exercise price of $0.13 per share. If unexercised, the warrant expires on March 28, 2011.

On August 8, 2008, the Company entered into a securities purchase agreement with CDS, as further described in Note 14 – Preferred Stock. In connection with the security purchase, CDS received a warrant to purchase an additional 1,000 Preferred A Shares, at a price of $1,000 per share. If unexercised, the warrant expires on July 10, 2010. The Preferred A Shares can be converted into our common stock at any time.Until the December 31, 2010, the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. The Preferred A Shares accrue ten percent annual cumulative dividend, payable in additional Preferred A Shares.

On December 12, 2008, the Company entered into a second securities purchase agreement with CDS, as further described in Note 14 – Preferred Stock. In connection with the security purchase, CDS received a warrant to purchase an additional 2,000 Preferred B Shares, at a price of $1,000 per share, which was exercised in full on March 31, 2009.  The Preferred B Shares can be converted into our common stock at any time.  Until December 31, 2010, the conversion price is $0.05, after which the conversion price is the greater of $0.05 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. The Preferred B Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred B Shares.  On March 31, 2009, CDS exercised its warrant. See also Note 14 – Preferred Stock.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	Period Ended March 31, 2009		Year Ended December 31, 2008
	Thousands of	Weighted Average	Thousands of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at the beginning of period	59,575	$0.07	75	$1.31
Granted	—	—	59,500	$0.07
Exercised	-40,000	$0.05	—	—
Expired	—	—	—	—
Balance at the end of period	19,575	$0.10	59,575	$0.07

Warrants exercisable at end of period	19,575	$0.10	59,575	$0.07

Weighted average fair value of the
warrants granted during the year		—		$0.03

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding and exercisable at March 31, 2009, for selected exercise price ranges, is as follows:

Range of Exercise Price	Number Outstanding at March 31, 2009 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.08	12,500	1.3	$0.08
$0.13	7,000	1.9	$0.13
$1.31	75	3.3	$1.31
	19,575	1.5	$0.10

19.  COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is managements’ belief that no such contingency has created any liability as of today’s date.

In one such distribution agreement, the liquidated damages are payable in common stock rather than cash. If such agreement is terminated with cause, the potential liability is to have to issue shares to the distributor at a purchase price of $0.06. The quantity of shares depends on this distributor’s purchases from the Company as compared to the Company’s total revenue.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

20.  BUSINESS AND CREDIT CONCENTRATION

Substantially all of the Company’s revenue derives from the sale of the Celsius beverage.

The Company uses single supplier relationships for its raw materials purchases and filling capacity, which potentially subjects the Company to a concentration of business risk. If these suppliers had operational problems or ceased making product available to the Company, operations could be adversely affected. No vendor accounted for more than 10% of total payments in 2008.

From April to June, 2008, the Company sold in one order to one international customer 15.9% of the Company’s total revenue for the year 2008. There is no assurance that this customer will order again. There were three customers that in the three months ended March 31, 2009, purchased each for more than 10% of the Company’s net revenue for the period.

21.  SUBSEQUENT EVENTS

The Company received payment on its subscription receivable from CDS, $1 million on April 7 and $1 million on May 1, 2009.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in our March 31, 2009 Form 10-Q. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand dollars and all percentages are stated to the nearest one tenth of one percent.

Current Business of our Company

We operate in the United States through our wholly-owned subsidiaries, Celsius Inc., which acquired the operating business of Elite FX, Inc. (“Elite”) through a reverse merger on January 26, 2007, and Celsius Netshipments, Inc.  Celsius, Inc. is in the business of developing and marketing healthier functional beverages in the functional beverage category of the beverage industry.  Celsius was Elite’s first commercially available product. Celsius is a calorie burning beverage. Celsius is currently available in five sparkling flavors: cola, ginger ale, lemon/lime, orange and wild berry, and in two non-carbonated green teas with flavors of peach/mango and raspberry/acai.  Celsius Netshipments, Inc., incorporated in Florida on March 29, 2007, distributes the Celsius beverage via the internet. Our focus is on increasing sales of our existing products.

We are using Celsius as a means to attract and sign up direct-store-delivery (“DSD”) distributors across the United States. DSD distributors are wholesalers/ distributors that purchase product, store it in their warehouse and then using their own trucks to sell and deliver the product direct to retailers and their store shelves or cooler doors. During this process the DSD distributors make sure that the product is properly placed on the shelves, manage the invoicing and collection process and train local personnel. Most retailers prefer this method to get beverages to their stores. There are some retailers that prefer a different method called direct-to-retailer (“DTR”). In this scenario, the retailer is buying direct from the brand manufacturer and the product is delivered to the retailer’s warehousing system. The retailer is then responsible to properly stock the product and get it to the shelves. Our strategy is to cover the country with a network of DSD distributors. This allows us to sell to retailer chains that prefer this method and whose store locations span across distributor boundaries. We believe that a strong DSD network gives us a path to get to the smaller independent retailers who are too small to have their own warehousing and distribution systems and thus can only get their beverages from distributors. Our strategy of building a DSD network will not prohibit us from going DTR when a retailer requests or requires it.

We have currently signed up distributors in many of the larger markets in the US (Chicago, Detroit, Boston, Tampa, Southeast Florida, Seattle, Dallas, Atlanta, etc). We expect that it will take at least until end of 2009, or later, before we have most of the United States covered.

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

Celsius is currently packaged in distinctive twelve ounce sleek cans that are in vivid colors in abstract patterns to create a strong on-shelf impact. The cans are sold in single units or in packages of four. The graphics and clinically tested product are important elements to Celsius and help justify the premium pricing of $1.79 to $2.19 per can.

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

We have yet to establish any history of profitable operations.  We have continuously incurred operating losses after we started the business.  We have incurred an operating loss during the first three months ending March 31, 2009 of $1.2 million. As a result, at March 31, 2009 we had an accumulated deficit of $12.6 million. Our revenues have not been sufficient to sustain our operations.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop.  No assurances can be given when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we may not be able to continue operations

At March 31, 2009, we had a working capital of $1.2 million. The independent auditor’s report for the year ended December 31, 2008, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries.  Therefore, we need additional funds to continue these operations.

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

In connection with issuing a convertible debenture to Golden Gate Investors, LLC (“GGI”), we are not obligated to convert the debenture, if the price of our shares is below $0.20. We have issued 16.8 million shares to GGI between June 16 and December 15, 2008, as partial conversion of the debenture. We may have to issue more than 9.4 million shares to GGI based on the current conversion price, upon their requests to convert the debenture.

On June 10, 2008, the total amount of $750,000 in notes payable to CD Financial, LLC was converted to 11,184,016 shares of Common Stock of which 7,456,011 shares are freely tradable, as of March 31, 2009.

We have sold a total of 6,000 Preferred A and B shares to CDS Ventures of South Florida, LLC (“CDS”), and they have received 92 shares in dividends. They can convert these into a maximum of 106 million shares of Common Stock. CDS has the right to purchase an additional 1,000 Series A Preferred Shares, which may be converted into a maximum of 12.5 million shares of Common Stock.

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters, which could force us to discontinue operations.

We recorded net losses every quarter of operation. We had an accumulated deficit of $12.6 million as of March 31, 2009. We could incur net losses for the foreseeable future as we expand our business. We will need to generate additional revenue from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenue, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis and we could be forced to discontinue our operations.

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

Our future success will depend substantially upon the abilities of, and personal relationships developed by, Stephen C. Haley, our Chief Executive Officer, President, Chairman of the Board and majority stockholder, Jan Norelid our Chief Financial Officer, and Mrs. Irina Lorenzi, our Innovations VP. The loss of Messrs. Haley, Norelid or Mrs. Lorenzi’s services could materially adversely affect our business and our prospects for the future. We do not have key person insurance on the lives of such individuals. Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel in the functional beverage industry is intense and we may not be able to retain our key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse affect upon our business, results of operations and financial condition

Our Common Stock is deemed a low-priced "Penny" stock, therefore an investment in our Common Stock should be considered high risk and subject to marketability restrictions.

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

Although our significant accounting policies are described in Note 2 of the notes to our unaudited consolidated financial statements, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. For a detailed discussion on the application of these and our other accounting policies, see Note 1 contained in Part II, Item 7 to the Consolidated Financial Statements for the year ended December 31, 2008, included in Form 10-K.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R did not have a material impact on the Company’s results of operations or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. This standard is effective for fiscal years beginning after December 15, 2008. The adoption of this FSP did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, (“SFAS No. 107”) and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 provide only disclosure requirements, the application of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Revenue

Sales for the three months ended March 31, 2009 and 2008 were $1 million and $533,000, respectively. The increase of 82.1 percent was mainly due improved sales to direct customers such as Kroger, Vitamin Shoppe and GNC, to increased sales via the internet and due to increased sales to DSD distributor, particularly in the Northeast. March was the highest month of the three and we have seen continued growth in April. It is too early to project our revenue for the second quarter 2009, but we believe that it will surpass the first quarter.

Gross profit

Gross Profit was 43.9% percent in the first quarter 2009 as compared to 44.0 percent for the same period in 2008. As we increase our growth, our cost of shipping should be reduced and therefore increase our margins. Some of our suppliers have increased their cost to us, we were able to compensate for it by selling more cans than bottles.

Operating Expenses

Sales and marketing expenses have increased substantially from one year to the next, $1.2 million for the first quarter of 2009 as compared to $848,000 for the same three-month period in 2008, or an increase of $373,000. This was mainly due to increased direct advertising expense by $281,000 and employee cost by $67,000. The general and administrative expenses decreased from $465,000 for the three-month period in 2008 to $355,000 for the same period in 2009, a decrease of $110,000. This was mainly due to decreased spending on research and development of $110,000, reduced allowance for bad debts of $31,000, reduced expense for granting shares and options, offset to a minor extent by increased employee cost $83,000. We have increased our efforts in radio and TV advertising. The radio has been using our jingle “Burn Baby Burn” in various markets mainly in the eastern United States. We have also used TV advertising in the Boston area. We continue our efforts to participate in many sampling, shows, sports and exercise events across the country.

Other expense

The net interest expense decreased from $103,000 for the three-month period in 2008 to $29,000, during the first quarter in 2009, or a decrease of $74,000. This decrease is mainly due to the reduction of debt discount amortization of $43,000 and reduction of interest on working capital loans of $43,000.

LIQUIDITY AND CAPITAL RESOURCES

We have yet to establish any history of profitable operations. As a result, at March 31, 2009, we had an accumulated deficit of $12.6 million. At March 31, 2009, we had a working capital of $1.2 million. The independent auditor’s report for the year ended December 31, 2008, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have had operating cash flow deficits all quarters of operations. Our revenue has not been sufficient to sustain our operations. We expect that our revenue will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop. No assurances can be given when this will occur or that we will ever be profitable.

We fund part of our working capital from a line of credit with a related party. The line of credit was started in December 2008 and is for $1 million. The interest rate is LIBOR rate plus three percent on the outstanding balance. The line expires in December 2009 and is renewable. In connection with the revolving line of credit we have entered into a loan and security agreement under which we have pledged all our assets as security for the line of credit. The outstanding balance as of March 31, 2009 was $660,992.

We borrowed in 2004 and 2005 a total of $500,000 from one of our stockholders with interest of a rate variable with the prime rate. In July 2008, we restructured the agreement and decreased the interest rate to prime rate flat, monthly payments of $5,000 until a balloon payment of approximately $606,000 in January 2010. The outstanding balance as of March 31, 2009 was $635,000.

We borrowed $50,000 from the CEO of the Company in February 2006. We also owed the CEO $171,000 for accrued salaries from 2006 and 2007. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of March 31, 2009 was $168,000.

We terminated a consulting agreement with a company controlled by one of our former directors. As partial consideration we issued a note payable for $250,000. The outstanding balance as of March 31, 2009 was $75,000.

We issued in December 2007 a convertible note for $1.5 million and received $250,000 in cash and a note receivable for $1.3 million; see further discussion below on our purchase agreement with Golden Gate Investors.

In August of 2008, we entered into a security purchase agreement (“SPA1”) with CDS Ventures of South Florida, LLC (“CDS”), an affiliate of CD Financial, LLC (“CD”), pursuant to which we received $1.5 million in cash, cancelled two convertible notes issued to CD for $500,000. In exchange, the Company issued to CDS, 2,000 Series A Preferred Shares, and a warrant to purchase additional 1,000 Series A Preferred Shares. See further discussion below on SPA1 with CDS.

In December of 2008, we entered into a second security purchase agreement (“SPA2”) with CDS pursuant to which we received $2.0 million in cash and issued 2,000 Series B Preferred Shares, and a warrant to purchase additional 2,000 Series B Preferred Shares. In March, 2009, CDS exercised its warrant and subscribed to an additional 2,000 Series B Preferred Shares. During April and May, 2009, we received the corresponding $2 million in cash. See further discussion below on SPA2 with CDS.

We entered into a Stock Purchase Agreement with Fusion Capital in June 2007. During 2007, we received $1.4 million in proceeds from sales of shares to Fusion Capital. We can sell shares for a consideration of up to $14.6 million to Fusion Capital until October 2009, when and if the selling price of the shares to Fusion Capital exceeds $0.45.

We will require additional financing to sustain our operations. Management estimates that we need to raise an additional $6.0 to $9.0 million in order to implement our revised business plan over the next 12 months. We are able to implement an alternative business plan with less financing. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations. No assurances can be given that the Company will be able to raise sufficient financing.

OUR PURCHASE AGREEMENT WITH GOLDEN GATE INVESTORS, INC.

On December 19, 2007, we entered into a securities purchase agreement with Golden Gate Investors, Inc (“GGI”). The agreement includes four tranches of $1,500,000 each.  Each tranche consists of a 7.75% convertible debenture (the “Debenture”) issued by the Company, in exchange for $250,000 in cash and a promissory note for $1,250,000 issued by GGI which matures on February 1, 2012. The promissory note contains a prepayment provision which requires GGI to make prepayments of interest and principal of $250,000 monthly upon satisfaction of certain conditions. One of the conditions to prepayment is that Company’s shares issued pursuant to the conversion rights under Debenture must be freely tradable under Rule 144 of the Securities Act of 1933. The Company is under no contractual obligation to ensure that such shares would be freely tradable under Rule 144. In the event that shares to be issued pursuant to the conversion rights under the Debenture would not be freely tradable under Rule 144, GGI would be under no obligation to prepay the promissory note and likewise under no obligation to exercise its conversion rights under the Debenture.  If GGI does not fully convert the Debenture by its maturity on December 19, 2011, the balance of the Debenture is offset by any balance due to the Company under the promissory note.  As of March 31, 2009, the balances of the promissory note and Debenture were $250,000 and $701,000, respectively. The Debenture can be converted at any time with a conversion price as the lower of (i) $1.00, or (ii) 80% of the average of the three lowest daily volume weighted average price during the 20 trading days prior to GGI’s election to convert. The Company is not required to issue the shares unless a corresponding payment has been made on the promissory note.

GGI has made four monthly payments of $250,000 and all accrued interest, leaving a balance of $250,000 on the note.  GGI converted $774,000 of its convertible debenture through December 2008 receiving 16.8 million shares of Common Stock. GGI has not converted additional amounts of the debenture since December 16, 2008.

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

OUR SECURITY PURCHASE AGREEMENT WITH CDS VENTURES OF SOUTH FLORIDA, LLC

On August 8, 2008, we entered into a securities purchase agreement (“SPA1”) with CDS, an affiliate of CD Financial, LLC (“CD”). Pursuant to SPA1, we issued 2,000 Series A preferred shares (“Preferred A Shares”), as well as a warrant to purchase additional 1,000 Preferred A Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD. The Preferred A Shares can be converted into our common stock at any time.  SPA1 was amended on December 12, 2008 to provide that until December 31, 2010, the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to SPA1, we also entered into a registration rights agreement, under which we agreed to file a registration statement for the common stock issuable upon conversion of Preferred Shares. We have filed this registration statement.  The Preferred A Shares accrue ten percent annual cumulative dividend, payable in additional Preferred A Shares. We issued 81 Preferred A Shares in dividends during the first quarter of 2009. The Preferred A Shares mature on February 1, 2013 and are redeemable only in Company Common Stock. The full agreement can be reviewed in the Company’s Form 8-K filed with the SEC on August 12, 2008.

On December 12, 2008, we entered into a second securities purchase agreement (“SPA2”) with CDS. Pursuant to SPA2 we issued 2,000 Series B preferred shares (“Preferred B Shares”), as well as a warrant to purchase additional 2,000 Preferred B Shares, for a cash payment of $2.0 million. The Preferred B Shares can be converted into our common stock at any time.  Until December 31, 2010, the conversion price is $0.05, after which the conversion price is the greater of $0.05 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to SPA2, we entered into a registration rights agreement under which we agreed to file a registration statement for the common stock issuable upon conversion of Preferred B Shares. The Preferred B Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred B Shares. We issued 11 Preferred A Shares in dividends during the first quarter of 2009. The Preferred B Shares mature on December 31, 2013 and are redeemable only in Company Common Stock. The full agreement can be reviewed in the Company’s Form 8-K filed with the SEC on December 17, 2008.

On March 31, 2009, CDS exercised its right to purchase additional 2,000 Preferred B Shares and executed a subscription agreement for $2.0 million. The monies for the subscription were paid on April 7 and May 1, 2009.

Certain covenants of both Series A and B preferred shares restrict the Company from entering into additional debt arrangements or permitting liens to be filed against the Company’s assets, without approval from the holder of the preferred shares. There is a mandatory redemption in cash, if the Company breaches certain covenants of the agreements. The holders have liquidation preference in case of company liquidation. The Company has the right to redeem the preferred shares early by the payment in cash of 104% of the liquidation preference value.  The Company may redeem the Series A shares at any time on or July 1, 2010 and the Series B shares at any time on or after January 1, 2011.

RELATED PARTY TRANSACTIONS

We received advances from one of our stockholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. In July 2008, we restructured the agreement and decreased the interest rate to prime rate flat, monthly payments of $5,000 until a balloon payment of approximately $606,000 in January 2010. The outstanding balance as of March 31, 2009 was $635,000.

We have accrued $171,000 for the CEO’s salary from March 2006 through May 30, 2007. The CEO also lent us $50,000 in February 2006. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of March 31, 2009 was $168,000.

CD and CDS are considered a related parties due to their ownership of preferred shares and common stock, see further discussions under Liquidity and Capital Resources and Our Security Purchase Agreement with CDS Ventures of South Florida, LLC, above.

Related party transactions are contracted on terms comparable to the terms of similar transactions with unaffiliated parties.

ITEM 3.    CONTROLS AND PROCEEDURES

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

Changes in internal controls

We have made no changes to our internal controls during the first quarter of 2009 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2009, the Company issued a total of 203,499 shares as compensation to a consultant and a distributor at a fair value of $16,125.

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

CELSIUS HOLDINGS, INC.

May 6, 2009	BY:	/s/: Jan Norelid
Jan Norelid, Chief Financial Officer and Chief Accounting Officer