Form 10-Q
period 2009-06-30
Celsius Holdings, Inc.
filed 2009-08-05
CIK 1341766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of common stock outstanding as of August 1, 2009 was 150,234,932.

CELSIUS HOLDINGS, INC.

Table of contents

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30	December 31[1]
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$311,032	$1,040,633
Accounts receivable, net	465,793	192,779
Inventories, net	896,495	505,009
Other current assets	256,889	12,155
Total current assets	1,930,209	1,750,576

Property, fixtures and equipment, net	172,216	183,353
Note receivable	250,000	250,000
Other long-term assets	18,840	18,840
Total Assets	$2,371,265	$2,202,769

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,066,084	$612,044
Loans payable	45,000	95,000
Short term portion of other liabilities	26,173	26,493
Due to related parties, short-term portion	979,504	120,000
Total current liabilities	2,116,761	853,537

Convertible note payable, net of debt discount	480,886	562,570
Due to related parties, long-term	102,156	700,413
Other liabilities	62,280	75,022
Total Liabilities	2,762,083	2,191,542

Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value; 50,000,000 shares
authorized, 6,092 shares and 4,000 shares issued and outstanding, respectively	6	4
Common stock, $0.001 par value: 350,000,000 shares
authorized, 150 million and 149 million shares issued and outstanding, respectively	150,214	148,789
Additional paid-in capital	13,459,254	11,244,802
Accumulated deficit	(14,000,292)	(11,382,368)
Total Stockholders’ (Deficit) Equity	(390,818)	11,227
Total Liabilities and Stockholders’ (Deficit) Equity	$2,371,265	$2,202,769
[1] Derived from audited financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net revenue	$1,166,062	$1,000,109	$2,137,473	$1,533,491
Cost of revenue	676,312	631,321	1,220,836	930,216

Gross profit	489,750	368,788	916,637	603,275

Selling and marketing expenses	1,454,235	705,135	2,675,280	1,553,351
General and administrative expenses	448,965	423,492	803,740	888,397

Loss from operations	(1,413,450)	(759,839)	(2,562,383)	(1,838,473)

Other expense:
Interest expense, related party	6,071	(12,588)	13,481	1,838
Other interest expense, net	20,473	169,168	42,060	257,952

Total other expense	26,544	156,580	55,541	259,790

Net loss	$(1,439,994)	$(916,419)	$(2,617,924)	$(2,098,263)

Basic and diluted:
Weighted average shares outstanding	149,613,238	123,126,449	149,237,916	115,691,540
Loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended June 30
	2009	2008
Cash flows from operating activities:
Net loss	$(2,617,924)	$(2,098,263)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	25,902	11,124
Loss on disposal of assets	-	804
Adjustment to allowance for doubtful accounts	(31,246)	-
Adjustment to reserve for inventory obsolescence	(113,773)	-
Issuance of stock options	90,443	131,070
Amortization of debt discount	23,316	188,575
Issuance of shares as compensation	20,124	120,000
Changes in operating assets and liabilities:
Accounts receivable	(241,768)	(64,062)
Inventories	(277,713)	3,159
Prepaid expenses and other current assets	(244,734)	27,304
Deposit from customer	-	(400,000)
Accounts payable and accrued expenses	454,040	217,853
Net cash used in operating activities	(2,913,333)	(1,862,436)

Cash flows from investing activities:
Purchases of property, fixtures and equipment	(14,765)	(53,720)
Net cash used in investing activities	(14,765)	(53,720)

Cash flows from financing activities:
Proceeds from sale of common stock
and exercise of stock options	312	799,312
Proceeds from sale of preferred stock	2,000,000	-
Proceeds from note receivable	-	250,000
Proceeds from loans payable	-	81,229
Repayment of loans payable	(63,062)	(100,077)
Proceeds from debt to related parties	300,000	750,000
Repayment of debt to related parties	(38,753)	(25,000)
Net cash provided by financing activities	2,198,497	1,755,464

Decrease in cash	(729,601)	(160,692)
Cash, beginning of period	1,040,633	257,482
Cash, end of period	$311,032	$96,790

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$43,757	$110,715
Cash paid during the year for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of shares for note payable	$105,000	$911,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Celsius Holdings, Inc. operates in United States through its wholly-owned subsidiaries, Celsius Inc., which acquired the operating business of Elite FX, Inc. (“Elite”) through a reverse merger on January 26, 2007, and Celsius Netshipments, Inc. Celsius, Inc. was incorporated in Nevada on January 18, 2007, and merged with Elite FX, Inc. (“Elite”) on January 26, 2007 (the “Merger”), which was incorporated in Florida on April 22, 2004. Celsius, Inc. is in the business of developing and marketing healthier beverages in the functional beverage category of the beverage industry. Celsius was Elite’s first commercially available product. Celsius is a beverage that burns calories. Celsius is currently available in five sparkling flavors: cola, ginger ale, lemon/lime, orange and wild berry, and two non-carbonated green teas: peach/mango and raspberry/acai. Celsius is also available in its On-the-go packets. Celsius Netshipments, Inc., incorporated in Florida on March 29, 2007, distributes the Celsius beverage via the internet.

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

Under the terms of the Merger Agreement, the Company issued

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

The Company uses single supplier relationships for its raw materials purchases, which potentially subjects the Company to a concentration of business risk. If these suppliers had operational problems or ceased making product available to the Company, operations could be adversely affected.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At June 30, 2009 and December 31, 2008, the Company did not have any investments with maturities greater than three months.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectable. At June 30, 2009 and December 31, 2008, there was an allowance for doubtful accounts of $21,855 and $53,101, respectively. During the six months ended June 30, 2009, the Company recognized a reduction to allowance for doubtful accounts of $31,246.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At June 30, 2009 and December 31, 2008, there was an allowance for obsolescence of $93,272 and $207,045, respectively. During the six months ended June 30, 2009, the Company wrote down inventory by $113,773.

Property, Fixtures, and Equipment — Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years. Depreciation expense recognized in the first six months of 2009 was $25,902.

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

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company did not recognize an impairment charge during the first six months of 2009 or 2008, respectively.

Intangible Assets — Intangible assets consist of the web domain name Celsius.com and other trademarks and trade names, and are subject to annual impairment tests. This analysis is performed in accordance with Statement of Financial Standards (‘‘SFAS’’) No. 142, Goodwill and Other Intangible Assets. Based upon impairment analyses performed in accordance with SFAS No. 142 in fiscal years 2009 and 2008, impairment was recorded of nil and $41,500, respectively. The impairment recorded was for expenses for trademarks.

Revenue Recognition — Revenue is recognized when the products are delivered, invoiced at a fixed price and the collectability is reasonably assured. Any discounts, sales incentives or similar arrangement with the customer is estimated at time of sale and deducted from revenue.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events and printed advertising. The Company incurred expenses of $861,000 and $529,000, during the first six months of 2009 and 2008, respectively.

Research and Development — Research and development costs are charged to operations as incurred and consist primarily of consulting fees, raw material usage and test productions of new products. The Company incurred expenses of $30,000 and $138,000, during the first six months of 2009 and 2008, respectively.

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

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options, convertible notes and warrants (calculated using the reverse treasury stock method). As of June 30, 2009 there were options outstanding to purchase 15.9 million shares, which exercise price averaged $0.07. The dilutive common shares equivalents, including convertible notes, preferred stock and warrants, of 126.7 million shares were not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). This pronouncement amends SFAS No. 141R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for the Registrants as of January 1, 2009. As the provisions of FSP FAS 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact to the Registrants cannot be determined until the transactions occur. No such transactions occurred during 2009.

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

3.	INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2009	2008
Finished goods	$797,494	$581,970
Raw Materials	192,273	130,084
Less: inventory valuation allowance	(93,272)	(207,045)
Inventories, net	$896,495	$505,009

4.	OTHER CURRENT ASSETS

Other current assets at June 30, 2009 and December 31, 2008 consist of prepaid slotting fees, deposits on purchases, prepaid insurance, other accounts receivable and accrued interest receivable.

5.	PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures and equipment consist of the following at:

	June 30,	December 31,
	2009	2008
Furniture, fixtures and equipment	$243,097	$228,332
Less: accumulated depreciation	(70,881)	(44,979)
Total	$172,216	$183,353

Depreciation expense amounted to $25,902 and $11,124 during the first six months of 2009 and 2008, respectively

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

6.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following at:

	June 30,	December 31,
	2009	2008
Long term deposit on office lease	$18,840	$18,840
Intangible assets	41,500	41,500
Less: Impairment of intangible assets	(41,500)	(41,500)
Total	$18,840	$18,840

7.	NOTE RECEIVABLE

Note receivable from Golden Gate Investors, Inc. (“GGI”) was as of June 30, 2009 and December 31, 2008, $250,000. The note is due on February 1, 2012, but under certain circumstances GGI is obligated to prepay the note. The prerequisites to obligate GGI to prepay the note are outside of the Company’s control and may exist at a future date. The note accrues 8% interest per annum. The Company has an outstanding debenture to the same company in the amount of $596,000. Also see Note 12  -  Long term debenture.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30,	December 31,
	2009	2008
Accounts payable	$626,346	$411,185
Accrued expenses	439,738	200,859
Total	$1,066,084	$612,044

9.	DUE TO RELATED PARTIES

Due to related parties consists of the following as of:

	June 30,	December 31,
	2009	2008
The Company entered into a loan and security agreement in December 2008 with CD Financial, LLC, pledging all our assets as security. The line of credit is for $1.0 million, with interest at LIBOR plus 3 percentage points. The line expires in December 2009 and is renewable.	$300,000	$-

The Company received advances from one of its shareholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. In July, 2008, the debt was refinanced, has no collateral and accrues interest at the prime rate. Monthly amortization of $5,000 is due and a balloon payment of approximately $606,000 is due in January 2010.	619,504	643,916

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	June 30, 2009	December 31, 2008
The Company’s CEO loaned the Company $50,000 in February 2006. Moreover, the Company accrued salary for the CEO from March of 2006 through May 2007 for a total of $171,000. In August 2008, the total debt was refinanced, has no collateral and accrues interest at 3%; monthly payments of $5,000 are due with a balloon payment of $64,000 in January 2011.	162,156	176,497
	$1,081,660	$820,413
Less: Short-term portion	$(979,504)	$(120,000)
Long-term portion	$102,156	$700,413

Also, see Note 14 – Related party transactions.

10.	LOANS PAYABLE

Loans payable consist of the following as of:

	June 30,	December 31,
	2009	2008
The Company terminated a consulting agreement and received in assignment the rights to the trademark “Celsius” from one of its former directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock. The note called for monthly amortization of $15,000 beginning March 30, 2007 with final payment of the remaining outstanding balance on November 30, 2007. The Company has not fulfilled its obligation and is paying the debt off at a slower pace.	$45,000	$95,000

11.	OTHER LIABILITY

During 2006 and 2008, the Company acquired a copier and 8 delivery vans, all of them financed. The outstanding balance on the aggregate loans as of June 30, 2009 and December 31, 2008 was $88,453 and $101,515, respectively, of which $26,173 and $26,493, is due during the next 12 months, respectively. The loans carry interest ranging from 5.4% to 9.1%. The total monthly principal payment is $2,099. The assets that were purchased are collateral for the loans.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

12.	LONG TERM DEBENTURE

On December 19, 2007, the Company entered into a $6 million security purchase agreement (the “Security Agreement”) with Golden Gate Investors, Inc (“GGI”), a California corporation. Under the Security Agreement, the Company issued as a first tranche a $1.5 million convertible debenture maturing on December 19, 2011. The debenture accrues seven and 3/4 percent interest per annum. As consideration the Company received $250,000 in cash and a note receivable for $1,250,000. The note receivable accrues eight percent interest per annum and is due on February 1, 2012. The note has a pre-payment obligation of $250,000 per month when certain criteria are fulfilled. One of the conditions to prepayment is that GGI may immediately sell all of the Common Stock Issued at Conversion (as defined in the Debenture) pursuant to Rule 144 of the Securities Act of 1933. The Company is under no contractual obligation to ensure that GGI may immediately sell all of the Common Stock Issued at Conversion pursuant to Rule 144. In the event that GGI may not immediately sell all of the Common Stock Issued at Conversion pursuant to Rule 144, GGI would be under no obligation to prepay the promissory note and likewise under no obligation to exercise its conversion rights under the Debenture. If GGI does not fully convert the Debenture by its maturity on December 19, 2011, the balance of the Debenture is offset by any balance due to the Company under the promissory note. The Company is not obligated to convert the debenture to shares, partially or in full, unless GGI prepays the respective portion of its obligation under the note. The Security Agreement contains three more identical tranches for a total agreement of $6 million. Each new tranche can be started at any time by GGI during the debenture period which is defined as between December 19, 2007 until the balance of the existing debentures is $250,000 or less. Either party can, with a penalty payment of $45,000 for the Company, and $100,000 for GGI, cancel any or all of the three pending tranches.

The debenture is convertible to common shares at a conversion rate of the lower of (i) eighty percent of the average of the three lowest volume weighted average prices for the previous 20 trading days and (ii) $1.00. The Company is not obligated to convert the amount requested to be converted into Company common stock, if the conversion price is less than $0.20 per share. GGI’s ownership in the company cannot exceed 4.99% of the outstanding common stock. Under certain circumstances the Company may be forced to pre-pay the debenture with a fifty percent penalty of the pre-paid amount.

The Company recorded a debt discount of $186,619 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The debt discount is being amortized over the term of the debenture. The Company recorded $23,316 as interest expense amortizing the debt discount during the first six months of 2009 and 2008, respectively. The Company considered SFAS 133 and EITF 00-19 and concluded that the conversion option should not be bifurcated from the host contract according to SFAS 133 paragraph 11 a, and concluded that according to EITF 00-19 the conversion option is recorded as equity and not a liability.

During 2008, the Company received $1,000,000 in payment on the note receivable. From June 2008 to June 2009, the Company converted $879,000 of the debenture to approximately 18.0 million shares of Common Stock and the Company paid $25,000 of the debenture in cash. The outstanding liability, net of debt discount, as of June 30, 2009 and December 31, 2008 was $480,886 and $562,570, respectively.

13.	PREFERRED STOCK

On August 8, 2008, the Company entered into a securities purchase agreement (“SPA1”) with CDS Ventures of South Florida, LLC (“CDS”), an affiliate of CD Financial, LLC (“CD”). Pursuant to SPA1, the Company issued 2,000 Series A preferred shares (“Preferred A Shares”), as well as a warrant to purchase an additional 1,000 Preferred A Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD. The Preferred A Shares can be converted into Company common stock at any time. SPA1 was amended on December 12, 2008 to provide that until December 31, 2010 the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the Common Stock for the prior 10 trading days. Pursuant to SPA1, the Company entered into a registration rights agreement under which the Company agreed to file a registration statement for the common stock issuable upon conversion of Preferred Shares. The Preferred A Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred A Shares. In March 2009, the Company issued 81 Preferred A Shares in dividends. The Preferred A Shares mature on February 1, 2013 and are redeemable only in Company Common Stock.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On December 12, 2008, the Company entered into a second securities purchase agreement (“SPA2”) with CDS. Pursuant to SPA2 the Company issued 2,000 Series B preferred shares (“Preferred B Shares”), as well as a warrant to purchase additional 2,000 Preferred B Shares, for a cash payment of $2.0 million. The Preferred B Shares can be converted into Company common stock at any time. Until December 31, 2010, the conversion price is $0.05, after which the conversion price is the greater of $0.05 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to SPA2, the Company entered into a registration rights agreement under which the Company agreed to file a registration statement for the common stock issuable upon conversion of Preferred B Shares. The Preferred B Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred B Shares. In March 2009, the Company issued 11 Preferred B Shares in dividends. The Preferred B Shares mature on December 31, 2013 and are redeemable only in Company Common Stock.

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

The following table sets forth the conversion of Preferred Stock into common stocks:

Convertible Stock	Number shares	Value/share	Convertible into number of common Stock
Preferred A	2,081	$ 1,000.00	26,012,500
Preferred B	4,011	$ 1,000.00	80,220,000
Total			106,232,500

The number of shares converted into is based on the current conversion price.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

14.	RELATED PARTY TRANSACTIONS

The CEO has guaranteed the Company’s obligations under the factoring agreement with Bibby Financial Services, Inc. The agreement was terminated in December 2008 and no balance is outstanding. The CEO has also guaranteed the financing for the Company’s offices and purchases of vehicles. The CEO has not received any compensation for the guarantees.

Also, see Note 9 – Due to related parties and 13 – Preferred Stock.

15.	STOCKHOLDERS’ DEFICIT

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

In June through September, 2008, the Company issued 9,107,042 as a partial conversion of a debenture for $575,000 originally issued in December 2007. In October through December, 2008, the Company issued 7,739,603 shares as a partial conversion of the same debenture for $199,000. The Company issued 1,168,817 shares as a partial conversion of the same debenture for $105,000 in May 2009.

Issuance of common stock pursuant to services performed

In March 2008, the Company issued a total of 750,000 unregistered shares as compensation to an international distributor at a fair value of $120,000.

In September through December, 2008, the Company issued a total of 183,135 unregistered shares as compensation to a consultant and a distributor at a fair value of $11,450.

During the six months ended June 30, 2009, the Company issued a total of 238,926 unregistered shares as compensation to a consultant and a distributor at a fair value of $20,124.

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

Also, see Note 13 – Preferred Stock.

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

At June 30, 2009, the Company has issued approximately 15.9 million options to purchase shares at an average price of $0.07 with a fair value of $725,000. For the six months ended June 30, 2009 and 2008, respectively, the Company recognized $90,443 and $131,070 of non-cash compensation expense, respectively, (included in General and Administrative expenses in the accompanying Consolidated Statement of Operations). As of June 30, 2009 and December 31, 2008, the Company had approximately $295,000 and $192,000, respectively, of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 1.2 and 0.9 years, respectively. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase approximately 8.1 million shares that have vested, and 33,342 shares were exercised as of June 30, 2009. The following is a summary of the assumptions used:

Risk-free interest rate	1.6% - 4.9%
Expected dividend yield	—
Expected term	3 – 5 years
Expected annual volatility	73% - 164%

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In March, 2008, the Company issued a total of 750,000 unregistered shares as compensation to an international distributor at a fair value of $120,000.

In September through December, 2008, the Company issued a total of 183,135 unregistered shares as compensation to a consultant and a distributor at a fair value of $11,450. During the six months ended June 30, 2009, the Company issued a total of 238,926 unregistered shares as compensation to a consultant and a distributor at a fair value of $20,124.The consultant will receive additional shares with fair value of $2,000 monthly as long as the consultancy agreement continues.

17.	WARRANTS

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

On August 8, 2008, the Company entered into a securities purchase agreement with CDS, as further described in Note 13 – Preferred Stock. In connection with the security purchase, CDS received a warrant to purchase an additional 1,000 Preferred A Shares, at a price of $1,000 per share. If unexercised, the warrant expires on July 10, 2010. The Preferred A Shares can be converted into our common stock at any time. Until the December 31, 2010, the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. The Preferred A Shares accrue ten percent annual cumulative dividend, payable in additional Preferred A Shares.

On December 12, 2008, the Company entered into a second securities purchase agreement with CDS, as further described in Note 13 – Preferred Stock. In connection with the security purchase, CDS received a warrant to purchase an additional 2,000 Preferred B Shares, at a price of $1,000 per share, which was exercised in full on March 31, 2009. The Preferred B Shares can be converted into our common stock at any time. Until December 31, 2010, the conversion price is $0.05, after which the conversion price is the greater of $0.05 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. The Preferred B Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred B Shares. On March 31, 2009, CDS exercised its warrant. See also Note 13 – Preferred Stock.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Period Ended June 30, 2009		Year Ended December 31, 2008
	Thousands of	Weighted Average	Thousands of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at the beginning of period	59,575	$0.07	75	$1.31
Granted	—	—	59,500	$0.07
Exercised	(40,000)	$0.05	—	—
Expired	—	—	—	—
Balance at the end of period	19,575	$0.10	59,575	$0.07

Warrants exercisable at end of period	19,575	$0.10	59,575	$0.07

Weighted average fair value of the
warrants granted during the year		—		$0.03

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding and exercisable at June 30, 2009, for selected exercise price ranges, is as follows:

Range of Exercise Price	Number Outstanding at June 30, 2009 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.08	12,500	1.0	$0.08
$0.13	7,000	1.7	$0.13
$1.31	75	3.0	$1.31
	19,575	1.5	$0.10

18.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. In one such distribution agreement, the liquidated damages are payable in common stock rather than cash. If such agreement is terminated with cause, the potential liability is to have to issue shares to the distributor at a purchase price of $0.06. The quantity of shares depends on this distributor’s purchases from the Company as compared to the Company’s total revenue. It is managements’ belief that no liability for liquidated damages exists as of today’s date.

19.	BUSINESS AND CREDIT CONCENTRATION

Substantially all of the Company’s revenue is derived from the sale of the Celsius beverage.

The Company uses single supplier relationships for its raw materials purchases, which potentially subjects the Company to a concentration of business risk. If these suppliers had operational problems or ceased making product available to the Company, operations could be adversely affected. No vendor accounted for more than 10% of total payments in 2009.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

From April to June, 2008, the Company sold in one order to one international customer 15.9% of the Company’s total revenue for the year 2008. There is no assurance that this customer will order again. There were three customers that in the six months ended June 30, 2009, purchased each for more than 10% of the Company’s net revenue for the period.

20.	SUBSEQUENT EVENTS

At the annual shareholders meeting on July 16, 2009, the shareholders approved an increase in the number of authorized shares from 350 million to 1 billion common shares and approved an amendment to the Company’s 2006 Incentive Stock Plan to increase the total number of shares available to be issued from 16.0 million to 50.0 million shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in our June 30, 2009 Form 10-Q. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand dollars and all percentages are stated to the nearest one tenth of one percent.

Current Business of our Company

We operate in the United States through our wholly-owned subsidiaries, Celsius Inc., which acquired the operating business of Elite FX, Inc. (“Elite”) through a reverse merger on January 26, 2007, and Celsius Netshipments, Inc. Celsius, Inc. is in the business of developing and marketing healthier functional beverages in the functional beverage category of the beverage industry. Celsius was Elite’s first commercially available product. Celsius is a calorie burning beverage. Celsius is currently available in five sparkling flavors: cola, ginger ale, lemon/lime, orange and wild berry, and in two non-carbonated green teas with flavors of peach/mango and raspberry/acai. Celsius is also available in its On-the-go packets. Celsius Netshipments, Inc., incorporated in Florida on March 29, 2007, distributes the Celsius beverage via the internet. Our focus is on increasing sales of our existing products.

A major objective for the Celsius brand is to create a new beverage category, calorie burners, we utilize a multi-channel route-to-market strategy. This includes distributing through direct-store-delivery distributors and wholesalers to some channels of trade (convenience, grocery, health clubs, etc) as well as shipping direct-to-retailer for others (drug, mass, etc.).

We have currently signed up distributors in many of the larger markets in the US (Atlanta, Florida, Michigan, New England, Ohio, Texas, etc).

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

We currently offer Celsius in five sparkling flavors: cola, ginger ale, lemon/lime, orange and wild berry, and in two non-carbonated green teas flavors: peach/mango and raspberry/acai. We have developed and own the formula for this product including the flavoring. The formulation and flavors for these products are produced under contract by concentrate suppliers. We have also started to market a Celsius On-the-go packet, that contains the active ingredients of the Celsius beverage and it is mixed with water to make a beverage.

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

We have yet to establish any history of profitable operations. We have continuously incurred operating losses after we started the business. We have incurred an operating loss during the first six months ending June 30, 2009 of $2.6 million. As a result, at June 30, 2009 we had an accumulated deficit of $14.0 million. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop. No assurances can be given when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we may not be able to continue operations

At June 30, 2009, we had a working capital deficit of $187,000. The independent auditor’s report for the year ended December 31, 2008, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

The sale of our Common Stock to Fusion Capital, LLC, Golden Gate Investors, LLC, CD Financial, LLC and CDS Ventures of South Florida, LLC may cause dilution and the sale of the shares of Common Stock acquired by Fusion Capital, Golden Gate Investors, LLC, CD Financial, LLC and CDS Ventures of South Florida, LLC could cause the price of our Common Stock to decline.

We entered into a Stock Purchase Agreement with Fusion Capital in June 2007. During 2007, we received $1.4 million in proceeds from sales of shares to Fusion Capital. We can sell shares for a consideration of up to $14.6 million to Fusion Capital until October 2009, when and if the selling price of the shares to Fusion Capital exceeds $0.45.

In connection with issuing a convertible debenture to Golden Gate Investors, LLC (“GGI”), we are not obligated to convert the debenture, if the price of our shares is below $0.20. We have issued 18.0 million shares to GGI between June 16, 2008 and May 21, 2009, as partial conversion of the debenture. We may have to issue more than 4.0 million shares to GGI based on the current conversion price, upon their requests to convert the debenture.

On June 10, 2008, the total amount of $750,000 in notes payable to CD Financial, LLC was converted to 11,184,016 shares of Common Stock which are freely tradable, subject to volume limitations under Rule 144 as an affiliate to the Company.

We have sold a total of 6,000 Preferred A and B shares to CDS Ventures of South Florida, LLC (“CDS”), and they have received a total of 92 shares in dividends. CDS can convert its Preferred A and B shares into a maximum of 106 million shares of Common Stock, of which 25 million shares are freely tradable, subject to volume limitations under Rule 144 as an affiliate to the Company. CDS has the right to purchase an additional 1,000 Series A Preferred Shares, which may be converted into a maximum of 12.5 million shares of Common Stock.

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters, which could force us to discontinue operations.

We recorded net losses every quarter of operation. We had an accumulated deficit of $14.0 million as of June 30, 2009. We could incur net losses for the foreseeable future as we expand our business. We will need to generate additional revenue from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenue, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis and we could be forced to discontinue our operations.

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

Accounts Receivable – We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

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

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable; hence the adoption of these new standards is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Revenue

Revenue for the three months ended June 30, 2009 and 2008 were $1.2 and $1.0 million, respectively. The increase of 16.6 percent was mainly due improved sales to DSD distributors, to direct customers such as Vitamin Shoppe and GNC and to increased sales via the internet. During the three-month period in 2008 we shipped a very large export order; the buyer has not reordered since then. Without this order our increase would have been 102 percent for the quarter over the same period last year. It is too early to project our revenue for the third quarter 2009, but we believe that it will surpass the second quarter.

Gross profit

Gross Profit was 42.0 percent in the second quarter 2009 as compared to 36.9 percent for the same period in 2008. The margin last year was reduced due to low margin on the large export order. As we increase our growth, our cost of shipping should be reduced and therefore may increase our margins. We incurred cost increases on some of our raw materials in the second quarter of 2009, but were able to compensate for such increases by switching suppliers, which lowered product cost as compared to the same period in 2008.

Operating Expenses

Sales and marketing expenses have increased substantially from one year to the next, $1.5 million for the second quarter of 2009 as compared to $705,000 for the same three-month period in 2008, or an increase of $749,000. This was mainly due to increased direct advertising expense by $378,000 and employee cost by $353,000. The general and administrative expenses increased from $423,000 for the three-month period in 2008 to $449,000 for the same period in 2009, an increase of $26,000. This was mainly due to increased employee cost of $103,000 offset to a lesser degree by $93,000 less expense for issuance of options and shares for services. We have increased our efforts in radio and TV advertising. The radio has been using our jingle “Burn Baby Burn” in various markets mainly in the eastern and central United States. We have also used TV advertising in the Boston area. We continue our efforts to participate in many sampling, shows, sports and exercise events across the country.

Other expense

The net interest expense decreased from $157,000 for the three-month period in 2008 to $27,000 during the second quarter in 2009, or a decrease of $130,000. This decrease is mainly due to the reduction of debt discount amortization of $121,000.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Revenue

Revenue for the six months ended June 30, 2009 and 2008 were $2.1 and $1.5 million, respectively. The increase of 39.4 percent was mainly due improved sales to DSD distributors, mainly New England and Florida, to direct customers such as Vitamin Shoppe and GNC and to increased sales via the internet. During the six month period in 2008 we shipped a very large export order; the buyer has not reordered since then. Without this order our increase would have been 91 percent for the six months over the same period last year

Gross profit

Gross Profit was 42.9 percent in the six months ending June 30, 2009 as compared to 39.3 percent for the same period in 2008. The margin last year was reduced due to low margin on the large export order. As we increase our growth, our cost of shipping should be reduced and therefore may increase our margins. We incurred cost increases on some of our raw materials in the second quarter of 2009, but were able to compensate for such increases by switching suppliers, which lowered product cost as compared to the same period in 2008.

Operating Expenses

Sales and marketing expenses have increased substantially from one year to the next, $2.7 million for the first two quarters of 2009 as compared to $1.6 million for the same period in 2008, or an increase of $1.1 million. This was mainly due to increased direct advertising expense by $559,000 and employee cost by $467,000. The general and administrative expenses decreased from $888,000 for the six-month period in 2008 to $804,000 for the same period in 2009, a decrease of $84,000. This was mainly due to $140,000 less expense for issuance of options and less development cost of $108,000, offset to a lesser degree by increased employee cost of $181,000. We have increased our efforts in radio and TV advertising. The radio has been using our jingle “Burn Baby Burn” in various markets mainly in the eastern and central United States. We have also used TV advertising in the Boston area during 3 of the last six months. We continue our efforts to participate in many sampling, shows, sports and exercise events across the country.

Other expense

The net interest expense decreased from $260,000 for the six-month period in 2008 to $56,000, during the second quarter in 2009, or a decrease of $204,000. This decrease is mainly due to the reduction of debt discount amortization of $165,000.

LIQUIDITY AND CAPITAL RESOURCES

We have yet to establish any history of profitable operations. As a result, at June 30, 2009, we had an accumulated deficit of $14.0 million. At June 30, 2009, we had a working capital deficit of $187,000. The independent auditor’s report for the year ended December 31, 2008, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have had operating cash flow deficits all quarters of operations. Our revenue has not been sufficient to sustain our operations. We expect that our revenue will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop. No assurances can be given when this will occur or that we will ever be profitable.

We fund part of our working capital from a line of credit with a related party, CD Financial, LLC. The line of credit was started in December 2008 and is for $1 million. The interest rate is LIBOR rate plus three percent on the outstanding balance. The line expires in December 2009 and is renewable. In connection with the revolving line of credit we have entered into a loan and security agreement under which we have pledged all our assets as security for the line of credit. The outstanding balance as of June 30, 2009 was $300,000.

We borrowed in 2004 and 2005 a total of $500,000 from one of our stockholders with interest of a rate variable with the prime rate. In July 2008, we restructured the agreement and decreased the interest rate to prime rate flat, monthly payments of $5,000 until a balloon payment of approximately $606,000 in January 2010. The outstanding balance as of June 30, 2009 was $620,000.

We borrowed $50,000 from the CEO of the Company in February 2006. We also owed the CEO $171,000 for accrued salaries from 2006 and 2007. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of June 30, 2009 was $162,000.

We terminated a consulting agreement with a company controlled by one of our former directors. As partial consideration we issued a note payable for $250,000. The outstanding balance as of June 30, 2009 was $45,000.

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

We will require additional financing to sustain our operations. Management estimates that we need to raise an additional $5.0 to $15.0 million in order to implement our revised business plan over the next 12 months. We are able to implement an alternative business plan with less financing. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations. No assurances can be given that the Company will be able to raise sufficient financing.

OUR PURCHASE AGREEMENT WITH GOLDEN GATE INVESTORS, INC

On December 19, 2007, we entered into a securities purchase agreement with Golden Gate Investors, Inc (“GGI”). The agreement includes four tranches of $1,500,000 each. Each tranche consists of a 7.75% convertible debenture (the “Debenture”) issued by the Company, in exchange for $250,000 in cash and a promissory note for $1,250,000 issued by GGI which matures on February 1, 2012. The promissory note contains a prepayment provision which requires GGI to make prepayments of interest and principal of $250,000 monthly upon satisfaction of certain conditions. One of the conditions to prepayment is that GGI may immediately sell all of the Common Stock Issued at Conversion (as defined in the Debenture) pursuant to Rule 144 of the Securities Act of 1933. The Company is under no contractual obligation to ensure that GGI may immediately sell all of the Common Stock Issued at Conversion pursuant to Rule 144. In the event that GGI may not immediately sell all of the Common Stock Issued at Conversion pursuant to Rule 144, GGI would be under no obligation to prepay the promissory note and likewise under no obligation to exercise its conversion rights under the Debenture. If GGI does not fully convert the Debenture by its maturity on December 19, 2011, the balance of the Debenture is offset by any balance due to the Company under the promissory note. As of June 30, 2009, the balances of the promissory note and Debenture were $250,000 and $596,000, respectively. The Debenture can be converted at any time with a conversion price as the lower of (i) $1.00, or (ii) 80% of the average of the three lowest daily volume weighted average price during the 20 trading days prior to GGI’s election to convert. The Company is not required to issue the shares unless a corresponding payment has been made on the promissory note. GGI converted $879,000 of its convertible debenture through June 2009 receiving 18.0 million shares of Common Stock.

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

OUR SECURITY PURCHASE AGREEMENT WITH CDS VENTURES OF SOUTH FLORIDA, LLC

On August 8, 2008, we entered into a securities purchase agreement (“SPA1”) with CDS, an affiliate of CD Financial, LLC (“CD”). Pursuant to SPA1, we issued 2,000 Series A preferred shares (“Preferred A Shares”), as well as a warrant to purchase additional 1,000 Preferred A Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD. The Preferred A Shares can be converted into our common stock at any time. SPA1 was amended on December 12, 2008 to provide that until December 31, 2010, the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to SPA1, we also entered into a registration rights agreement, under which we agreed to file a registration statement for the common stock issuable upon conversion of Preferred Shares. We have filed this registration statement. The Preferred A Shares accrue ten percent annual cumulative dividend, payable in additional Preferred A Shares. We issued 81 Preferred A Shares in dividends during the first quarter of 2009. The Preferred A Shares mature on February 1, 2013 and are only redeemable in Company Common Stock. The full agreement can be reviewed in the Company’s Form 8-K filed with the SEC on August 12, 2008.

On December 12, 2008, we entered into a second securities purchase agreement (“SPA2”) with CDS. Pursuant to SPA2 we issued 2,000 Series B preferred shares (“Preferred B Shares”), as well as a warrant to purchase additional 2,000 Preferred B Shares, for a cash payment of $2.0 million. The Preferred B Shares can be converted into our common stock at any time. Until December 31, 2010, the conversion price is $0.05, after which the conversion price is the greater of $0.05 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to SPA2, we entered into a registration rights agreement under which we agreed to file a registration statement for the common stock issuable upon conversion of Preferred B Shares. The Preferred B Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred B Shares. We issued 11 Preferred B Shares in dividends during the first quarter of 2009. The Preferred B Shares mature on December 31, 2013 and are only redeemable in Company Common Stock. The full agreement can be reviewed in the Company’s Form 8-K filed with the SEC on December 17, 2008.

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

RELATED PARTY TRANSACTIONS

We received advances from one of our stockholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. In July 2008, we restructured the agreement and decreased the interest rate to prime rate flat, monthly payments of $5,000 until a balloon payment of approximately $606,000 in January 2010. The outstanding balance as of June 30, 2009 was $620,000.

We have accrued $171,000 for the CEO’s salary from March 2006 through May 30, 2007. The CEO also lent us $50,000 in February 2006. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of June 30, 2009 was $162,000.

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

Changes in internal controls

We have made no changes to our internal controls during the second quarter of 2009 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2009, the Company issued a total of 238,926 shares as compensation to a consultant and a distributor at a fair value of $20,124.

No commission was issued in the transactions above.

Item 3.    Defaults upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company held its Annual Shareholders Meeting on July 16, 2009. The issues submitted to a vote of the stockholders and the results of the voting are as follows:

1)	Proposal to elect of five persons to our board of directors to serve until the 2010 annual meeting or until their successors have been duly elected and qualified

	For	Withheld
Stephen C. Haley	227,874,242	1,106,600
James R. Cast	227,618,442	1,362,400
William H. Milmoe	227,618,442	1,359,483
Geary W. Cotton	227,621,359	1,362,233
Jan A. Norelid	227,618,609	1,450,805

2)	Proposal to approve and ratify the Company's Amended 2006 Incentive Stock Plan.

For	Against	Abstain
187,750,562	1,892,724	301,397

3)	Proposal to approve a Certificate of Amendment to our Certificate of Incorporation increasing the number of authorized shares of our common stock from 350,000,000 shares to 1,000,000,000 shares

For	Against	Abstain
217,355,277	11,382,934	242,629

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

CELSIUS HOLDINGS, INC.

August 5, 2009	BY:	/s/: Jan Norelid
Jan Norelid, Chief Financial Officer and Chief Accounting Officer