Form 10-K/A
period 2008-12-31
Celsius Holdings, Inc.
filed 2009-08-13
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A No. 2

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

Check whether the issuer has (1) filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The issuer's revenue for the fiscal year ended December 31, 2008 was $2,589,887. The aggregate market value of voting common equity held by non-affiliates as of April 29, 2009 was approximately $11million, based upon the closing sale price as quoted on the OTC Bulletin Board of $0.125 on  April 29, 2009. As of April 29, 2009 there were 149,009,524 shares of Common Stock issued and outstanding.

EXPLANATORY NOTE
This Amendment No. 2 on Form 10−K/A to our Annual Report on Form 10−K for the fiscal year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission on March 9, 2009 is being filed to provide additional information required by Part III. This Amendment No. 2 on Form 10−K/A does not change our previously reported financial statements or any of the other disclosure previously contained in Part I, Part II or Part III.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership of, and transactions in, our equity securities with the SEC. Such Directors, executive officers and 10% shareholders also are required to furnish us with copies of all Section 16(a) reports they file.

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our Directors, executive officers and 10% shareholders were complied with during 2008, with the exception of the failure to file a Form 3 report by Joseph and Gionis, LLC (“J&G”) to report its purchase of 10,000,000 shares of the Company’s common stock and the receipt of a warrant to purchase an additional 7,000,000 shares of the Company’s common stock pursuant to the Stock Purchase Agreement dated March 28, 2008.  Further, J&G has not provided written representation to the Company that no Form 5 is due for the year ending December 31, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.
Dated: August 13, 2009	/s/ Stephen C. Haley Stephen C. Haley Chairman and Chief Executive Officer (Principal Executive Officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date

/s/ Stephen C. Haley Stephen C. Haley	Chairman and Chief Executive Officer (Principal Executive Officer)	August 13, 2009
/s/ Jan Norelid Jan Norelid	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 13, 2009