Form 10-Q
period 2009-09-30
Celsius Holdings, Inc.
filed 2009-11-09
CIK 1341766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of common stock outstanding as of October 22, 2009 was 152,865,325.

CELSIUS HOLDINGS, INC.

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30	December 311
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$647,598	$1,040,633
Accounts receivable, net	627,450	192,779
Inventories, net	1,526,880	505,009
Other current assets	240,088	12,155
Total current assets	3,042,016	1,750,576

Property, fixtures and equipment, net	190,819	183,353
Note receivable	-	250,000
Other long-term assets	18,840	18,840
Total Assets	$3,251,675	$2,202,769

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,354,993	$612,044
Loans payable	15,000	95,000
Short term portion of other liabilities	22,413	26,493
Due to related parties, short-term portion	1,580,000	120,000
Total current liabilities	2,972,406	853,537

Convertible note payable, net of debt discount	242,539	562,570
Convertible note payable, net of debt
discount, related parties	2,172,742	-
Due to related parties, long-term	125,349	700,413
Other liabilities	60,148	75,022
Total Liabilities	5,573,184	2,191,542

Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value; 50,000,000 shares
authorized, 6,092 shares and 4,000 shares issued and outstanding, respectively	6	4
Common stock, $0.001 par value: 1,000,000,000 shares
authorized, 153 million and 149 million shares issued and outstanding, respectively	152,615	148,789
Additional paid-in capital	14,244,067	11,244,802
Accumulated deficit	(16,718,197)	(11,382,368)
Total Stockholders’ (Deficit) Equity	(2,321,509)	11,227
Total Liabilities and Stockholders’ (Deficit) Equity	$3,251,675	$2,202,769
1 Derived from audited financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenue	$1,343,002	$435,484	$3,480,475	$1,968,975
Cost of revenue	766,553	456,293	1,987,389	1,386,509

Gross profit	576,449	(20,809)	1,493,086	582,466

Selling and marketing expenses	2,620,103	1,356,642	5,295,383	2,909,993
General and administrative expenses	624,007	434,182	1,427,747	1,322,579

Loss from operations	(2,667,661)	(1,811,633)	(5,230,044)	(3,650,106)

Other expense:
Interest expense, related party	31,383	5,085	44,864	6,923
Other interest expense, net	18,861	27,507	60,921	285,459

Total other expense	50,244	32,592	105,785	292,382

Net loss	$(2,717,905)	$(1,844,225)	$(5,335,829)	$(3,942,488)

Basic and diluted:
Weighted average shares outstanding	150,842,575	136,388,430	149,774,074	122,626,170
Loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,335,829)	$(3,942,488)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	40,035	20,000
Loss on disposal of assets	-	804
Adjustment to allowance for doubtful accounts	(31,800)	41,721
Adjustment to reserve for inventory obsolescence	(158,297)	140,456
Issuance of stock options	346,826	165,140
Amortization of debt discount	42,523	199,581
Issuance of shares as compensation	30,125	125,450
Changes in operating assets and liabilities:
Accounts receivable	(402,871)	(2,864)
Inventories	(863,574)	(303,474)
Prepaid expenses and other current assets	(227,933)	3,993
Deposit from customer	-	(400,000)
Accounts payable and accrued expenses	742,949	133,231
Net cash used in operating activities	(5,817,846)	(3,818,450)

Cash flows from investing activities:
Purchases of property, fixtures and equipment	(47,501)	(135,165)
Net cash used in investing activities	(47,501)	(135,165)

Cash flows from financing activities:
Proceeds from sale of common stock
and exercise of stock options	74,142	799,312
Proceeds from sale of preferred stock	2,000,000	1,500,000
Proceeds from convertible notes	2,000,000	990,900
Proceeds from note payable, related party	1,550,000	1,000,000
Proceeds from loans payable	-	80,162
Repayment of loans payable	(98,954)	(325,870)
Repayment of debt to related parties	(52,876)	(54,004)
Net cash provided by financing activities	5,472,312	3,990,500

Decrease in cash	(393,035)	36,885
Cash, beginning of period	1,040,633	257,482
Cash, end of period	$647,598	$294,367

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$79,600	$154,846
Cash paid during the year for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of shares for note payable	$105,000	$1,696,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

Celsius Holdings, Inc. (f/k/a Vector Ventures Corp.) (the “Company”) was incorporated under the laws of the State of Nevada on April 26, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties. On December 26, 2006 the Company amended its Articles of Incorporation to change its name from Vector Ventures Corp. to Celsius Holdings, Inc., as well as to increase the authorized shares to 350 million, $0.001 par value common shares and 50 million, $0.001 par value preferred shares. At the annual shareholders’ meeting in June 2009, the number of authorized common shares was increased to 1 billion shares.

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

2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented.

 In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, FASB Accounting Standards Codification (“ASC 105”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) is the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research.

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

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2009 and December 31, 2008, the Company did not have any investments with maturities greater than three months.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectable. At September 30, 2009 and December 31, 2008, there was an allowance for doubtful accounts of $21,301 and $53,101, respectively. During the nine months ended September 30, 2009, the Company recognized a reduction to allowance for doubtful accounts of $31,800.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At September 30, 2009 and December 31, 2008, there was an allowance for obsolescence of $48,748 and $207,045, respectively. During the nine months ended September 30, 2009, the Company wrote down inventory by $158,297.

Property, Fixtures, and Equipment — Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years. Depreciation expense recognized in the first nine months of 2009 was $40,035.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company did not recognize an impairment charge during the first nine months of 2009 or 2008, respectively.

Intangible Assets — Intangible assets consist of the web domain name Celsius.com and other trademarks and trade names, and are subject to annual impairment tests. Based upon impairment analyses performed in fiscal years 2009 and 2008, impairment was recorded of nil and $41,500, respectively. The impairment recorded was for expenses for trademarks.

Revenue Recognition — Revenue is recognized when the products are delivered, invoiced at a fixed price and the collectability is reasonably assured. Any discounts, sales incentives or similar arrangement with the customer is estimated at time of sale and deducted from revenue.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events and printed advertising. The Company incurred expenses of $2.2 million and $1.2 million, during the first nine months of 2009 and 2008, respectively.

Research and Development — Research and development costs are charged to operations as incurred and consist primarily of consulting fees, raw material usage and test productions of new products. The Company incurred expenses of $46,000 and $245,000, during the first nine months of 2009 and 2008, respectively.

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

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options, convertible notes and warrants (calculated using the reverse treasury stock method). As of September 30, 2009 there were options outstanding to purchase 19.3 million shares, which exercise price averaged $0.22. The dilutive common shares equivalents, including convertible notes, preferred stock and warrants, of 140.6 million shares were not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Dilutive common shares equivalent table	shares	USD	Dilutive shares
Series A preferred stock	2,081		26,012,500
Series B preferred stock	4,011		80,220,000
Convertible debt
CDS Ventures of South Florida, LLC		$2,000,000	5,000,000
Lucille Santini		$615,000	1,537,500
Golden Gate Investors, Inc.		$346,000	1,153,718
Warrants (in the money)	19,500,000		15,487,395
Stock options (in the money)	13,072,085		11,180,221
Total dilutive common shares			140,591,334

If all dilutive instruments were exercised using the reverse treasury stock method, then the total number of shares outstanding would be 293.2 million shares.

Reclassifications — Certain amounts have been reclassified to conform to the current period presentation, such reclassifications had no effect on the reported net loss.

Recent Accounting Pronouncements

In September 2006, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of this guidance for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted the guidance effective January 1, 2008 for all financial assets and liabilities.  As of January 1, 2009, the Company adopted the guidance for all non-financial assets and all non-financial liabilities.  There is no impact on the Company’s financial statements as of September 30, 2009.

In December 2007, the FASB issued guidance in the Business Combinations Topic of the Codification. This guidance requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values including contingent consideration. In addition, this guidance changes the recognition of assets acquired and liabilities assumed arising from pre-acquisition contingencies and requires the expensing of acquisition-related costs as incurred. The guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this guidance effective January 1, 2009. Any impact would be on future acquisitions.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

In December 2007, the FASB issued guidance in the Consolidation Topic of the Codification on the accounting for non-controlling interests in consolidated financial statements. This guidance clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. This guidance is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008 and is required to be adopted prospectively, except for the reclassification of non-controlling interests to equity and the recasting of net income (loss) attributable to both the controlling and non-controlling interests, which are required to be adopted retrospectively. The Company adopted this guidance effective January 1, 2009. There is no impact on the Company’s financial statements as of September 30, 2009.

In April 2008, the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification on the determination of the useful life of an intangible asset. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2009. There is no impact on the Company’s financial statements as of September 30, 2009.

In June 2008, FASB issued guidance in the Earnings Per Share Topic of the Codification on determining whether instruments granted in share-based payment transactions are participating securities. The guidance clarified that all unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and provides guidance on how to compute basic EPS under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2009 and it had no impact on its financial statements.

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this guidance effective for the quarter ending June 30, 2009. There is no impact of the adoption on the Company’s financial statements as of September 30, 2009.

In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance had no impact on our financial statements as of September 30, 2009, other than the additional disclosure.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The FASB issued guidance in the Subsequent Events Topic of the Codification in May 2009. The guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and is required to be adopted prospectively. The Company adopted this guidance effective for the quarter ending June 30, 2009. The adoption of this guidance had no impact on its financial statements as of September 30, 2009, other than the additional disclosure.

In June 2009, the FASB issued guidance which will amend the Consolidation Topic of the Codification. The guidance addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept and responds to concerns over the transparency of enterprises’ involvement with variable interest entities (VIEs). The guidance is effective beginning on January 1, 2010. The Company does not expect the adoption of this guidance to have an impact on its financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective for us for the reporting period ending December 31, 2009. The Company does not expect the adoption of ASU 2009-05 to have an impact on its financial statements.

3.    INVENTORIES

Inventories consist of the following at:

	September 30, 2009	December 31, 2008
Finished goods	$1,466,381	$581,970
Raw Materials	109,247	130,084
Less: inventory valuation allowance	(48,748)	(207,045)
Inventories, net	$1,526,880	$505,009

4.    OTHER CURRENT ASSETS

Other current assets at September 30, 2009 and December 31, 2008 consist of prepaid slotting fees, deposits on purchases, prepaid insurance, other accounts receivable and accrued interest receivable.

5.    PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures and equipment consist of the following at:
	September 30, 2009	December 31, 2008
Furniture, fixtures and equipment	$275,883	$228,332
Less: accumulated depreciation	(85,064)	(44,979)
Total	$190,819	$183,353

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Depreciation expense amounted to $40,035 and $20,000 during the first nine months of 2009 and 2008, respectively

6.    OTHER LONG-TERM ASSETS

Other long-term assets consist of the following at:

	September 30, 2009	December 31, 2008
Long term deposit on office lease	$18,840	$18,840
Intangible assets	41,500	41,500
Less: Impairment of intangible assets	(41,500)	(41,500)
Total	$18,840	$18,840

7.    NOTE RECEIVABLE

Note receivable from Golden Gate Investors, Inc. (“GGI”) was as of September 30, 2009 and December 31, 2008, nil and $250,000, respectively. On September 8, 2009, the Company and GGI agreed to amend the underlying securities purchase agreement by which the note receivable was netted against the convertible debenture. The Company has an outstanding debenture to the same company in the amount of $346,000. Also see Note 12  -  Long term debenture.

8.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:
	September 30, 2009	December 31, 2008
Accounts payable	$708,754	$411,185
Accrued expenses	551,835	200,859
Accrued expenses	94,404	-
Total	$1,354,993	$612,044

9.    DUE TO RELATED PARTIES

Due to related parties consists of the following:

Notes payable	September 30,	December 31,
	2009	2008
The Company entered into a loan and security agreement in December 2008 with CD Financial, LLC, pledging all our assets as security. The line of credit is for $1.0 million, with interest at LIBOR plus 3 percentage points. The line expires in December 2009 and is renewable.	$550,000	$-

The Company received advances from one of its shareholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The note was refinanced in September 2009 for a convertible note, see below and Note 13.	-	643,916

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30,	December 31,
	2009	2008
The Company issued a note to CDS Ventures of Florida, LLC in August 2009. The note was refinanced in September 2009 and carries with interest at six percent per annum. The note is due on February 28, 2010.	1,000,000	-

The Company’s CEO loaned the Company $50,000 in February 2006. Moreover, the Company accrued salary for the CEO from March of 2006 through May 2007 for a total of $171,000. In August 2008, the total debt was refinanced, has no collateral and accrues interest at 3%; monthly payments of $5,000 are due with a balloon payment of $64,000 in January 2011.	155,349	176,497
	$1,735,349	$820,413
Less: Short-term portion	$(1,580,000)	$(120,000)
Long-term portion	$155,349	$700,413

Convertible note payable	September 30,	December 31,
	2009	2008
Convertible note payable, related party see Note 13	1,741,296	-
Convertible note payable, related party see Note 13	431,446	-
Convertible note payable, long term	$2,172,742	$-

Also, see Note 13 – Convertible Note payable, related parties, and Note 14 – Related party transactions.

10.  LOANS PAYABLE

Loans payable consist of the following as of:

	September 30,	December 31,
	2009	2008
The Company terminated a consulting agreement and received in assignment the rights to the trademark “Celsius” from one of its former directors. Payment was issued in the form of an interest-free note payable for $250,000 and 1,391,500 shares of common stock. The note called for monthly amortization of $15,000 beginning March 30, 2007 with final payment of the remaining outstanding balance on November 30, 2007. The Company has not fulfilled its obligation and is paying the debt off at a slower pace.	$15,000	$95,000

11.  OTHER LIABILITIES

During 2006 and 2008, the Company acquired a copier and 8 delivery vans, all of them financed. The outstanding balance on the aggregate loans as of September 30, 2009 and December 31, 2008 was $82,561 and $101,515, respectively, of which $22,413 and $26,493, is due during the next 12 months, respectively. The loans carry interest ranging from 5.4% to 9.1%. The total monthly principal payment is $2,099. The assets that were purchased are collateral for the loans.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

12.  CONVERTIBLE NOTE PAYABLE, OTHER

On December 19, 2007, we entered into a securities purchase agreement with Golden Gate Investors, Inc (“GGI”). The agreement included four tranches of $1,500,000 each. The first tranche consisted of a 7.75% convertible debenture (the “Debenture”) issued by the Company, in exchange for $250,000 in cash and a promissory note for $1,250,000 issued by GGI which was to mature on February 1, 2012. The promissory note contained a prepayment provision which required GGI to make prepayments of interest and principal of $250,000 monthly upon satisfaction of certain conditions. One of the conditions to prepayment was that GGI may immediately sell all of the Common Stock Issued at Conversion (as defined in the Debenture) pursuant to Rule 144 of the Securities Act of 1933. The Company was under no contractual obligation to ensure that GGI may immediately sell all of the Common Stock Issued at Conversion pursuant to Rule 144. In the event that GGI could not immediately sell all of the Common Stock Issued at Conversion pursuant to Rule 144, GGI would be under no obligation to prepay the promissory note and likewise under no obligation to exercise its conversion rights under the Debenture. If GGI did not fully convert the Debenture by its maturity on December 19, 2011, the balance of the Debenture was to be offset by any balance due to the Company under the promissory note. The balance of the Debenture can be converted at any time with a conversion price as the lower of (i) $1.00, or (ii) 80% of the average of the three lowest daily volume weighted average price during the 20 trading days prior to GGI’s election to convert. The Company was not obligated to convert the amount requested to be converted into Company common stock, if the conversion price was less than $0.20 per share. GGI’s ownership in the company could not exceed 4.99% of the outstanding common stock. Under certain circumstances the Company could have been forced to pre-pay the debenture with a fifty percent penalty of the pre-paid amount.

GGI did not make its note payment due on October 21, 2008.  On September 8, 2009, the Company entered into an addendum to the agreement with GGI. The balance of the note receivable, $250,000 was netted against the balance of the Debenture. The outstanding balance of the debenture as of September 30, 2009 was $346,000. All future tranches were cancelled and terminated without penalty to either party.

The Company recorded a debt discount of $186,619 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The debt discount is being amortized over the term of the debenture. The Company recorded $34,969 as interest expense amortizing the debt discount during the first nine months of 2009 and 2008, respectively. The Company considered requirements by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (“ASC”) and other guidance and concluded that the conversion option should not be bifurcated from the host contract and the conversion option is recorded as equity and not a liability.

During 2008, the Company received $1,000,000 in payment on the note receivable. From June 2008 to June 2009, the Company converted $879,000 of the debenture to approximately 18.0 million shares of Common Stock and the Company paid $25,000 of the debenture in cash. The outstanding liability, net of debt discount, as of September 30, 2009 and December 31, 2008 was $242,538 and $562,570, respectively. Subsequent to the end of the period, GGI has converted additional $210,000 of the debenture for 700,233 shares of Common Stock.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

13.  CONVERTIBLE NOTE PAYABLE, RELATED PARTIES

The Company entered into a loan agreement for up to $6.5 million in September, 2009 and issued a convertible note to one of its shareholders. The Company had drawn $2.0 million as of September 20, 2009. The note carries interest of one month LIBOR plus 3%, payable the first time on the anniversary of the agreement, thereafter quarterly. The loan matures on September 9, 2012. The outstanding balance can be immediately converted into the Company’s common stock at a conversion price from September 8, 2009 through and including December 31, 2011, equal to the lesser of (i) $0.40 per share, or (ii) the average of the ten daily VWAPs for the 10 Trading Days immediately preceding the date on which a conversion notice is received (defined in the note as the “Market Price”); or (B) after December 31, 2011 the greater of  (i) $0.40 per share, or (ii) the Market Price; provided that, the conversion price shall never be less than $0.10 (ten cents) regardless of the Market Price on the conversion date. The Company recorded a debt discount totaling $262,500 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of each draw on the loan. The debt discount is being amortized over the remaining term of the debenture. The Company recorded $3,796 as interest expense amortizing the debt discount in September 2009. The Company considered requirements by the Derivatives and Hedging Topic of the ASC and other guidance and concluded that the conversion option should not be bifurcated from the host contract and the conversion option is recorded as equity and not a liability.

The Company entered into a refinance agreement for $615,000 in September, 2009 and issued a convertible note to one of its shareholders. The Company restructured an already existing note issued to the shareholder. The outstanding balance can be immediately converted in the Company common stock at a conversion price from September 8, 2009 through and including December 31, 2011, equal to the lesser of (i) $0.40 per share, or (ii) the average of the ten daily VWAPs for the 10 Trading Days immediately preceding the date on which a conversion notice is received (defined in the note as the “Market Price”); or (B) after December 31, 2011 the greater of  (i) $0.40 per share, or (ii) the Market Price; provided that, the conversion price shall never be less than $0.10 (ten cents) regardless of the Market Price on the conversion date. The Company recorded a debt discount totaling $184,500 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The debt discount is being amortized over the term of the debenture. The Company recorded $3,758 as interest expense amortizing the debt discount in September 2009. The Company considered requirements by the Derivatives and Hedging Topic of the ASC and other guidance and concluded that the conversion option should not be bifurcated from the host contract and the conversion option is recorded as equity and not a liability.

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

14.  PREFERRED STOCK

On August 8, 2008, the Company entered into a securities purchase agreement (“SPA1”) with CDS Ventures of South Florida, LLC (“CDS”), an affiliate of CD Financial, LLC (“CD”). Pursuant to SPA1, the Company issued 2,000 Series A preferred shares (“Preferred A Shares”), as well as a warrant to purchase an additional 1,000 Preferred A Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD. The Preferred A Shares can be converted into Company common stock at any time. SPA1 was amended on December 12, 2008 to provide that until December 31, 2010 the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the Common Stock for the prior 10 trading days. Pursuant to SPA1, the Company also entered into a registration rights agreement, pursuant to which the Company filed a registration statement for the common stock issuable upon conversion of Preferred A Shares. The registration statement filed in connection with the Preferred A Shares was declared effective on May 14, 2009. The Preferred A Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred A Shares. In March 2009, the Company issued 81 Preferred A Shares in dividends. The Preferred A Shares mature on February 1, 2013 and are redeemable only in Company Common Stock.

On December 12, 2008, the Company entered into a second securities purchase agreement (“SPA2”) with CDS. Pursuant to SPA2 the Company issued 2,000 Series B preferred shares (“Preferred B Shares”), as well as a warrant to purchase additional 2,000 Preferred B Shares, for a cash payment of $2.0 million. The Preferred B Shares can be converted into Company common stock at any time. Until December 31, 2010, the conversion price is $0.05, after which the conversion price is the greater of $0.05 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to SPA2, the Company also entered into a registration rights agreement, pursuant to which the Company filed on October 9, 2009, a registration statement for the common stock issuable upon conversion of Preferred B Shares. The Preferred B Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred B Shares. In March 2009, the Company issued 11 Preferred B Shares in dividends. The Preferred B Shares mature on December 31, 2013 and are redeemable only in Company Common Stock.

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

The following table sets forth the conversion of Preferred Stock into common stocks:

Convertible Stock	Number shares	Value/share	Convertible into number of common Stock
Preferred A	2,081	$1,000.00	26,012,500
Preferred B	4,011	$1,000.00	80,220,000
Total			106,232,500

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

The Company entered into a 6-month lease starting October 1, 2009, for office premises with CDR Atlantic Plaza, Ltd (“CDR”), a company controlled by Carl DeSantis, an affiliate to the company. The total lease payments in the agreement total $24,000.

Also, see Note 9 – Due to related parties, 13 – Preferred Stock and 14 – Convertible note payable, related parties.

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

During the nine months ended September 30, 2009, the Company issued a total of 278,506 unregistered shares as compensation to a consultant and a distributor at a fair value of $30,125.

Issuance of common stock pursuant to exercise of warrant and stock options

On February 15, 2008, the Company issued 16,671 shares of unregistered common stock in accordance to its 2006 Stock Incentive Plan to an employee exercising vested options.

On January 13, 2009, the Company issued 16,671 shares of common stock in accordance to its 2006 Stock Incentive Plan to an employee exercising vested options.

In August and September, 2009, the Company issued 2,361,894 shares of common stock in accordance to its 2006 Stock Incentive Plan to four employees exercising vested options.

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

At September 30, 2009, the Company has issued approximately 15.9 million options to purchase shares at an average price of $0.07 with a fair value of $725,000. For the nine months ended September 30, 2009 and 2008, respectively, the Company recognized $346,826 and $165,140 of non-cash compensation expense, respectively, (included in General and Administrative expenses in the accompanying Consolidated Statement of Operations). As of September 30, 2009 and December 31, 2008, the Company had approximately $2.8 million and $192,000, respectively, of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 1.5 and 0.9 years, respectively. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase approximately 5.8 million shares that have vested, and 2. shares were exercised as of September 30, 2009. The following is a summary of the assumptions used:

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Risk-free interest rate	1.6% - 4.9%
Expected dividend yield	—
Expected term	3 – 5 years
Expected annual volatility	73% - 167%

In March, 2008, the Company issued a total of 750,000 unregistered shares as compensation to an international distributor at a fair value of $120,000.

In September through December, 2008, the Company issued a total of 183,135 unregistered shares as compensation to a consultant and a distributor at a fair value of $11,450. During the nine months ended September 30, 2009, the Company issued a total of 278,506 unregistered shares as compensation to a consultant and a distributor at a fair value of $30,125.The consultant will receive additional shares with fair value of $2,000 monthly as long as the consultancy agreement continues.

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

Celsius Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	Period Ended September 30, 2009		Year Ended December 31, 2008
	Thousands of Warrants	Weighted Average Exercise Price	Thousands of Warrants	Weighted Average Exercise Price
Balance at the beginning of period	59,575	$0.07	75	$1.31
Granted	—	—	59,500	$0.07
Exercised	(40,000)	$0.05	—	—
Expired	—	—	—	—
Balance at the end of period	19,575	$0.10	59,575	$0.07
Warrants exercisable at end of period	19,575	$0.10	59,575	$0.07

Weighted average fair value of the
warrants granted during the year		—		$0.03

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding and exercisable at September 30, 2009, for selected exercise price ranges, is as follows:

Range of Exercise Price	Number Outstanding at September 30, 2009 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.08	12,500	1.0	$0.08
$0.13	7,000	1.7	$0.13
$1.31	75	3.0	$1.31
	19,575	1.5	$0.10

19.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. In one such distribution agreement, the liquidated damages are payable in common stock rather than cash. If such agreement is terminated without cause, the potential liability is to have to issue shares to the distributor at a purchase price of $0.06. The quantity of shares depends on this distributor’s purchases from the Company as compared to the Company’s total revenue. It is managements’ belief that no liability for liquidated damages exists as of today’s date.

20.	BUSINESS AND CREDIT CONCENTRATION

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

From April to June, 2008, the Company sold in one order to one international customer 15.9% of the Company’s total revenue for the year 2008. There is no assurance that this customer will order again. There were three customers in the nine months ended September 30, 2009, that each accounts for more than 10% of the Company’s net revenue for the period.

21.	SUBSEQUENT EVENTS

After quarter end GGI converted additional $210,000 of the convertible debenture to 700,233 shares of Common Stock.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in our September 30, 2009 Form 10-Q. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand dollars and all percentages are stated to the nearest one tenth of one percent.

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

Clinical Studies

We have funded five U.S. based clinical studies for Celsius. Each conducted by research organizations and each studied the total Celsius formula. The first study was conducted by the Ohio Research Group of Exercise Science and Sports Nutrition. The second, third and fourth studies were conducted by the Applied Biochemistry & Molecular Physiology Laboratory of the University of Oklahoma. We entered into a contract with the University of Oklahoma to pay for part of the cost of the clinical study. In addition, we provided Celsius beverage for the studies and paid for the placebo beverage used in the studies. None of our officers or directors are in any way affiliated with either of the two research organizations.

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

Our fifth study, also conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma, combined Celsius with exercise. This 10-week placebo-controlled, randomized and blinded study was conducted on a total of 27 previously sedentary overweight and obese female subjects. Participants were randomly assigned into one of two groups: Group 1 consumed one serving of Celsius per day, and Group 2 consumed one serving of an identically flavored and labeled placebo beverage. Both groups participated in 10 weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. No changes were made to their diet. The results showed that consuming a single serving of Celsius prior to exercising may improve cardiovascular health and fitness and enhance the positive adaptations of exercise on body composition. According to the preliminary findings, subjects consuming a single serving of Celsius lost significantly more fat mass and gained significantly more muscle mass when compared to exercise alone - a 46% greater loss in fat, 27% greater gain in muscle mass, respectively. The study also confirmed that subjects consuming Celsius significantly improved measures of cardiorespiratory fitness - 35% greater endurance performance with significant improvements to lipid profiles – total cholesterol decreases of 5 to 13% and bad LDL cholesterol 12 to 18%. Exercise alone had no effect on blood lipid levels.

All studies on Celsius have been funded by Celsius Holdings, Inc.

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

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

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

We have yet to establish any history of profitable operations. We have continuously incurred operating losses after we started the business. We have incurred an operating loss during the first nine months ending September 30, 2009 of $5.2 million. As a result, at September 30, 2009 we had an accumulated deficit of $16.7 million. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop. No assurances can be given when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we may not be able to continue operations.

At September 30, 2009, we had working capital of $70,000. The independent auditor’s report for the year ended December 31, 2008, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

The sale of our Common Stock to Golden Gate Investors, LLC, CD Financial, LLC, CDS Ventures of South Florida, LLC and Lucille Santini may cause dilution and the sale of the shares of Common Stock acquired by Golden Gate Investors, LLC, CD Financial, LLC, CDS Ventures of South Florida, LLC or Lucille Santini could cause the price of our Common Stock to decline.

In connection with issuing a convertible debenture to Golden Gate Investors, LLC (“GGI”), we have issued 18.0 million shares to GGI between June 16, 2008 and May 21, 2009, as partial conversion of the debenture. If requested by GGI, we may have to issue approximately one million shares to GGI based on the current conversion price and outstanding amount of the debenture. We are not obligated to convert the debenture, if the price of our shares is below $0.20.

On June 10, 2008, the total amount of $750,000 in notes payable to CD Financial, LLC (“CDF”) was converted to 11,184,016 shares of Common Stock.

We have sold a total of 6,000 Preferred A and B shares to CDS Ventures of South Florida, LLC (“CDS”), and they have received a total of 92 shares in dividends. CDS can convert its Preferred A and B shares into a maximum of 106 million shares of Common Stock. CDS has the right to purchase an additional 1,000 Series A Preferred Shares, which may be converted into a maximum of 12.5 million shares of Common Stock.

On September 8, 2009, we entered into a convertible loan agreement (the “Loan Agreement”) with CDS.  In connection with such Loan Agreement, CDS can convert the note in to a maximum of 65,000,000 shares of Common Stock.

On September 8, 2009, we entered into a convertible loan agreement (the “Refinance Agreement”) with Lucille Santini.  In connection with such Refinance Agreement, Ms. Santini can convert the note into a maximum of 6,150,000 shares of Common Stock.

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters, which could force us to discontinue operations.

We recorded net losses every quarter of operation. We had an accumulated deficit of $16.7 million as of September 30, 2009. We could incur net losses for the foreseeable future as we expand our business. We will need to generate additional revenue from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenue, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis and we could be forced to discontinue our operations.

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

We rely to some extent on wholesale distributors for the success of our business, the loss or poor performance of which may materially and adversely affect our business.

We sell a portion of our products to wholesalers for resale to retail outlets including grocery stores, convenience stores, nutritional and drug stores. The replacement or poor performance of the Company's major wholesalers and or the Company's inability to collect accounts receivable from the Company's major wholesalers could materially and adversely affect the Company's results of operations and financial condition. Distribution channels for beverage products have been characterized in recent years by rapid change, including consolidations of certain wholesalers. In addition, wholesalers and retailers of the Company's products offer products which compete directly with the Company's products for retail shelf space and consumer purchases. Accordingly, there is a risk that these wholesalers or retailers may give higher priority to products of the Company's competitors. In the future, the Company's wholesalers and retailers may not continue to purchase the Company's products or provide the Company's products with adequate levels of promotional support.

We rely to a majority on sale directly to larger retailers for the success of our business, the loss or poor performance of which may materially and adversely affect our business.

We sell the majority portion of our products directly to larger retailers including grocery stores, convenience stores, nutritional and drug stores. Poor sales performance of our product in these stores may make the retailer remove our product from its planogram. Industry standard is that in such situation the retailer will either return the product for credit or discount the product in their stores and bill the Company back for the discount given. This could materially and adversely affect the Company's results of operations and financial condition.

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

We depend on our suppliers.

We have in some cases single supplier for ingredients or packaging materials used in the manufacturing process. We have developed alternate suppliers for some but not all of the ingredients or packaging materials. For instance, there is only one company in the United States that supplies the twelve ounce sleek can, which is the can we use for our product. The need to replace or poor performance of the Company's suppliers and or the risk of the company’s suppliers going out of business could adversely affect the Company's results of operations and financial condition.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance in the Business Combinations Topic of the Codification.  This guidance requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values including contingent consideration.  In addition, this guidance changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies and requires the expensing of acquisition-related costs as incurred.  The guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We adopted this guidance effective January 1, 2009.  Any impact would be on future acquisitions.

In April 2008, the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification on the determination of the useful life of an intangible asset.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We adopted this guidance effective January 1, 2009.  There is no impact on our financial statements as of September 30, 2009.

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  We adopted this guidance effective for the quarter ending June 30, 2009.  There is no impact of the adoption on our financial statements as of September 30, 2009.

In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance had no impact on our financial statements as of September 30, 2009, other than the additional disclosure.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective for us for the reporting period ending December 31, 2009. We do not expect the adoption of ASU 2009-05 to have an impact on our financial statements.

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable; hence the adoption of these new standards is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenue

Sales for the three months ended September 30, 2009 and 2008 were $1.3 million and $435,000, respectively. The increase of 208.4 percent was mainly due to increased revenue in all sales channels and many new customers, both in DSD and DTR. The larger new customers for the quarter were a convenience chain, a health store chain and a grocery chain. We had also a new large DSD distributor and increased revenue from another health store chain.

Gross profit

Gross Profit was 42.9 percent in the third quarter 2009 as compared to negative 4.8 percent for the same period in 2008. The increase in gross profit was mainly due to in 2008 we wrote off expired inventory, recorded a reserve for obsolescence of bottle packaging material and excess bottle inventory. Our remnant inventory of bottles was sold in the quarter and therefore we have reduced the obsolescence reserve for slow moving inventories. Without this write-down our gross profit for the three month period of 2008 would have been a more normal 41.8 percent.

Operating Expenses

Sales and marketing expenses have increased substantially from one year to the next, $2.6 million for the third quarter of 2009 as compared to $1.4 million for the same three-month period in 2008, or an increase of $1.2 million. This was mainly due to increased radio, TV and print advertising by $940,000, sales and marketing employee cost by $292,000, offset to a lesser extent by reduced local events and local marketing of $149,000. The general and administrative expenses increased from $434,000 for the three-month period in 2008 to $624,000 for the same period in 2009, an increase of $190,000. This was mainly due to increased option expense for all employees by $210,000 and increased employee cost of $73,000, offset to a lesser extent by reduction of allowance for bad debts of $42,000 and reduced research and development expense of $90,000. We are concentrating our efforts to increase marketing and sales activities, which can be seen in our newly launched national marketing campaign.

Other expense

The net interest expense increased from $33,000 for the three-month period in 2008 to $50,000, during the third quarter in 2009, or an increase of $18,000, mainly related to increased debt.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenue

Sales for the nine months ended September 30, 2009 and 2008 were $3.5 million and $2.0 million, respectively. The increase of 76.8 percent was due to increased sales both in DSD and DTR. The largest increase in the first nine months of 2009 comes from two DSD distributors that had almost no sales in the same period in 2008. We also sold to new retail chains and had strong increase in sales from some of our existing customers. Last year we had one large international order, and this year for the nine month period our total international orders diminished by $311,000 as compared to the same period last year.

Gross profit

Gross profit was 42.9 percent in nine months ended September 30, 2009 as compared to 29.6 percent for the same period in 2008. The increase in gross profit was mainly due to write-off of bottle inventory as described earlier and lower margins on our export sales during the 9 months in 2008.

Operating Expenses

Sales and marketing expenses have increased substantially from one year to the next, $5.3 million for the first nine months of 2009 as compared to $2.9 million for the same nine-month period in 2008, or an increase of $2.4 million. This was mainly due to increased radio, TV and print advertising by $1.3 million, sales and marketing employee cost by $760,000, offset to a lesser extent by reduced local events and local marketing of $89,000. The general and administrative expenses increased from $1.3 million for the nine-month period in 2008 to $1.4 for the same period in 2009, an increase of $105,000. This was mainly due to increased option expense by $87,000 and increased employee cost of $212,000, offset to a lesser extent by reduction of allowance for bad debts of $71,000 and reduced research and development expense of $198,000.

Other expense

The net interest expense decreased from $292,000 for the first nine months of 2008 to $106,000, during the same period in 2009, or a decrease of $187,000. This decrease was mainly due to reduction of amortization of debt discount of $157,000, incurred when issuing convertible notes, and reduction of interest paid to third parties, offset to a lesser extent by reduced interest income on note receivable of $49,000.

LIQUIDITY AND CAPITAL RESOURCES

We have yet to establish any history of profitable operations. As a result, at September 30, 2009, we had an accumulated deficit of $16.7 million. At September 30, 2009, we had working capital of $70,000. The independent auditor’s report for the year ended December 31, 2008, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have had operating cash flow deficits all quarters of operations. Our revenue has not been sufficient to sustain our operations. We expect that our revenue will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop. No assurances can be given when this will occur or that we will ever be profitable.

We fund part of our working capital from a line of credit with a related party, CD Financial, LLC. The line of credit was started in December 2008 and is for $1 million. The interest rate is LIBOR rate plus three percent on the outstanding balance. The line expires in December 2009 and is renewable. In connection with the revolving line of credit we have entered into a loan and security agreement under which we have pledged all our assets as security for the line of credit. The outstanding balance as of September 30, 2009 was $550,000.

We borrowed in 2004 and 2005 a total of $500,000 from one of our stockholders with interest of a rate variable with the prime rate. In July 2008, we restructured the agreement and decreased the interest rate to prime rate flat, monthly payments of $5,000 until a balloon payment of approximately $606,000 in January 2010. This debt was restructured in September, 2009, to a convertible note of $615,000 with maturity in September 2012. Interest is set at 3% over the one-month LIBOR rate. The first interest payment is due in September 2010 and quarterly thereafter. The note can be converted to shares of our common stock. The outstanding balance, net of debt discount, was $431,000 as of September 30, 2009.

We borrowed $50,000 from the CEO of the Company in February 2006. We also owed the CEO $171,000 for accrued salaries from 2006 and 2007. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of September 30, 2009 was $155,000.

We terminated a consulting agreement with a company controlled by one of our former directors. As partial consideration we issued a note payable for $250,000. The outstanding balance as of September 30, 2009 was $15,000.

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

In September 2009, we entered into a $6.5 million loan agreement with CDS. The loan can be disbursed at $2 million per month for the months of September, October and November and $500,000 in December. The loan is due in September 2012. Interest is set at 3% over the one-month LIBOR rate. The first interest payment is due in September 2010 and quarterly thereafter. The note can be converted to shares of our common stock. The outstanding balance, net of debt discount, was $1,741,000 as of September 30, 2009.

We entered into a stock purchase agreement with Fusion Capital in June 2007. During 2007, we received $1.4 million in proceeds from sales of shares to Fusion Capital. We can sell shares for a consideration of up to $14.6 million to Fusion Capital until October 2009, when and if the selling price of the shares to Fusion Capital exceeds $0.45. We do not expect to be able to sell any shares to Fusion Capital before the agreement’s termination.

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

OUR PURCHASE AGREEMENT WITH GOLDEN GATE INVESTORS, INC

On December 19, 2007, we entered into a securities purchase agreement with Golden Gate Investors, Inc (“GGI”). The agreement included four tranches of $1,500,000 each. The first tranche consisted of a 7.75% convertible debenture (the “Debenture”) issued by the Company, in exchange for $250,000 in cash and a promissory note for $1,250,000 issued by GGI which was to mature on February 1, 2012. The promissory note contained a prepayment provision which required GGI to make prepayments of interest and principal of $250,000 monthly upon satisfaction of certain conditions. One of the conditions to prepayment was that GGI may immediately sell all of the Common Stock Issued at Conversion (as defined in the Debenture) pursuant to Rule 144 of the Securities Act of 1933. The Company was under no contractual obligation to ensure that GGI may immediately sell all of the Common Stock Issued at Conversion pursuant to Rule 144. In the event that GGI could not immediately sell all of the Common Stock Issued at Conversion pursuant to Rule 144, GGI would be under no obligation to prepay the promissory note and likewise under no obligation to exercise its conversion rights under the Debenture. If GGI did not fully convert the Debenture by its maturity on December 19, 2011, the balance of the Debenture was to be offset by any balance due to the Company under the promissory note. The balance of the Debenture can be converted at any time with a conversion price as the lower of (i) $1.00, or (ii) 80% of the average of the three lowest daily volume weighted average price during the 20 trading days prior to GGI’s election to convert. The Company was not required to issue the shares unless a corresponding payment has been made on the promissory note. GGI converted $879,000 of its convertible debenture through June 2009 receiving 18.0 million shares of Common Stock.

GGI did not make its note payment due on October 21, 2008.  On September 8, 2009, the Company entered into an addendum to the agreement with GGI. The balance of the note receivable, $250,000 was netted against the balance of the Debenture. The outstanding balance of the debenture as of September 30, 2009, was $346,000. All future tranches were cancelled and terminated without penalty to either party.

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

OUR SECURITY PURCHASE AGREEMENT WITH CDS VENTURES OF SOUTH FLORIDA, LLC

On August 8, 2008, we entered into a securities purchase agreement (“SPA1”) with CDS, an affiliate of CD Financial, LLC (“CD”). Pursuant to SPA1, we issued 2,000 Series A preferred shares (“Preferred A Shares”), as well as a warrant to purchase additional 1,000 Preferred A Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD. The Preferred A Shares can be converted into our common stock at any time. SPA1 was amended on December 12, 2008 to provide that until December 31, 2010, the conversion price is $0.08, after which the conversion price is the greater of $0.08 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to SPA1, we also entered into a registration rights agreement, pursuant to which we filed a registration statement for the common stock issuable upon conversion of Preferred Shares. The registration statement filed in connection with the Preferred A Shares was declared effective on May 14, 2009. The Preferred A Shares accrue ten percent annual cumulative dividend, payable in additional Preferred A Shares. We issued 81 Preferred A Shares in dividends during the first quarter of 2009. The Preferred A Shares mature on February 1, 2013 and are only redeemable in Company Common Stock. The full agreement can be reviewed in the Company’s Form 8-K filed with the SEC on August 12, 2008.

On December 12, 2008, we entered into a second securities purchase agreement (“SPA2”) with CDS. Pursuant to SPA2 we issued 2,000 Series B preferred shares (“Preferred B Shares”), as well as a warrant to purchase additional 2,000 Preferred B Shares, for a cash payment of $2.0 million. The Preferred B Shares can be converted into our common stock at any time. Until December 31, 2010, the conversion price is $0.05, after which the conversion price is the greater of $0.05 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to SPA2, we also entered into a registration rights agreement, pursuant to which we filed a registration statement for the common stock issuable upon conversion of Preferred Shares in October 2009. The Preferred B Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred B Shares. We issued 11 Preferred B Shares in dividends during the first quarter of 2009. The Preferred B Shares mature on December 31, 2013 and are only redeemable in Company Common Stock. The full agreement can be reviewed in the Company’s Form 8-K filed with the SEC on December 17, 2008.

On March 31, 2009, CDS exercised its right to purchase additional 2,000 Preferred B Shares and executed a subscription agreement for $2.0 million. The monies for the subscription were paid on April 7 and May 1, 2009.

Certain covenants of both Series A and B preferred shares restrict the Company from entering into additional debt arrangements or permitting liens to be filed against the Company’s assets, without approval from the holder of the preferred shares. There is a mandatory redemption in cash, if the Company breaches certain covenants of the agreements. The holders have liquidation preference in case of company liquidation. The Company has the right to redeem the preferred shares early by the payment in cash of 104% of the liquidation preference value. The Company may redeem the Series A shares at any time on or after July 1, 2010 and the Series B shares at any time on or after January 1, 2011.

OUR CONVERTIBLE LOAN AGREEMENT WITH CDS VENTURES OF SOUTH FLORIDA, LLC

On September 8, 2009, we entered into a convertible loan agreement (the “Loan Agreement”) with CDS.  Under the Loan Agreement CDS will lend the Company up to $6,500,000 (six million five hundred thousand dollars), with disbursements to the Company limited as follows: (i) Two Million Dollars ($2,000,000) during the month of September 2009; (ii) Two Million Dollars ($2,000,000) during October 2009; Two Million Dollars ($2,000,000) during November 2009; and (iii) Five Hundred Thousand ($500,000) in December 2009. Provided, however, that no disbursement shall be made in an amount less than Five Hundred Thousand Dollars ($500,000). Any amounts not requested for disbursement in one calendar month can be carried over to a subsequent month and disbursed in addition to the maximum of such subsequent month.  The loan is due on September 8, 2012 and carries a variable interest rate equal to three hundred (300) basis points over the one (1) month LIBOR (the “Note Rate”). Commencing on September 8, 2010 and continuing each three (3)-month period hereafter, we will make payments of all accrued but unpaid interest only on the unpaid principal amount at the Note Rate. The loan can at any time be converted to shares of our Common Stock at the Conversion Price. The “Conversion Price” shall be: (A) from September 8, 2009 through and including December 31, 2011, equal to the lesser of (i) $0.40 per share, or (ii) the average of the ten daily VWAPs for the 10 Trading Days immediately preceding the date on which a conversion notice is received (defined in the note as the “Market Price”); or (B) after December 31, 2011 the greater of  (i) $0.40 per share, or (ii) the Market Price, as appropriately adjusted for in either case stock splits, stock dividends and similar events; provided that, the conversion price shall never be less than $0.10 (ten cents) regardless of the Market Price on the conversion date. Maximum number of shares of Common Stock to be issued based on the lowest Conversion Price possible is 65,000,000. As of September 30, 2009, the outstanding balance of the loan was $1.7 million, net of unamortized debt discount of $259,000.

In connection with the Loan Agreement, we entered into a registration rights agreement with CDS pursuant to which we were obligated to file a registration statement with the SEC covering the maximum amount of shares of Common stock issuable under the Loan Agreement, 65,000,000. In addition, we are obligated to use our best efforts to have the registration statement or amendment declared effective by the SEC at the earliest possible date and reasonable best efforts to keep the registration statement effective until the all such shares held by CDS are freely saleable pursuant to Rule 144(k) of the Securities Act of 1933, as amended. On October 12, 2009, we filed a registration statement pursuant to registration rights agreement executed in connection with the Loan Agreement.

OUR REFINANCE AGREEMENT WITH LUCILLE SANTINI

On September 8, 2009, we entered into a convertible loan agreement (the “Refinance Agreement”) with Lucille Santini.  We received advances from Santini at various instances during 2004 and 2005, $76,000 and $424,000, respectively. The advances carried interest at a rate variable with the prime rate.  In July, 2008, the debt was refinanced, with interest at prime rate flat and monthly amortization of $5,000. A balloon payment of approximately $606,000 was due in January 2010. In July, 2009, the debt was refinanced again, with interest at prime rate flat and monthly amortization of $11,500. A balloon payment of approximately $451,600 was due in January 2011. This note together with a cash payment of $3,699 was exchanged for a new note due on September 8, 2012. This note carries a variable interest rate equal to three hundred (300) basis points over the one (1) month LIBOR (the “Note Rate”). Commencing on September 8, 2010 and continuing each three (3)-month period hereafter, we will make payments of all accrued but unpaid interest only on the unpaid principal amount at the Note Rate. The loan can at any time be converted to shares of our Common Stock at the Conversion Price. The “Conversion Price” shall be: (A) from September 8, 2009 through and including December 31, 2011, equal to the lesser of (i) $0.40 per share, or (ii) the average of the ten daily VWAPs for the 10 Trading Days immediately preceding the date on which a conversion notice is received (defined in the note as the “Market Price”); or (B) after December 31, 2011 the greater of  (i) $0.40 per share, or (ii) the Market Price, as appropriately adjusted for in either case stock splits, stock dividends and similar events; provided that, the conversion price shall never be less than $0.10 (ten cents) regardless of the Market Price on the conversion date. Maximum number of shares of Common Stock to be issued based on the lowest Conversion Price possible is 6,150,000. As of September 30, 2009, the outstanding balance of the loan was $431,000, net of unamortized debt discount of $181,000.

In connection with the Refinance Agreement, we entered into a registration rights agreement with Santini pursuant to which we were obligated to file a registration statement with the SEC covering the shares of Common Stock underlying the Refinance Agreement. In addition, we are obligated to use our best efforts to have the registration statement or amendment declared effective by the SEC at the earliest possible date and reasonable best efforts to keep the registration statement effective until the all such shares held by Santini are freely saleable pursuant to Rule 144(k) of the Securities Act of 1933, as amended. On October 12, 2009, we filed a registration statement pursuant to registration rights agreement executed in connection with the Refinance Agreement.

RELATED PARTY TRANSACTIONS

We have accrued $171,000 for the CEO’s salary from March 2006 through May 30, 2007. The CEO also lent us $50,000 in February 2006. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of September 30, 2009 was $155,000.

The Company entered into a 6-month lease starting October 1, 2009, for office premises with CDR Atlantic Plaza, Ltd (“CDR”), a company controlled by Carl DeSantis, an affiliate to the company. The total lease payments in the agreement total $24,000.

CD, CDR and CDS are considered a related parties due to their ownership of preferred shares and common stock, see further discussions under Liquidity and Capital Resources, Our Security Purchase Agreement with CDS Ventures of South Florida, LLC and Our Loan Agreement with CDS Ventures of South Florida, LLC, above.

Lucille Santini is considered a related party due to her ownership of common stock and convertible loan, see further discussions under Liquidity and Capital Resources, and Our Refinance Agreement with Lucille Santini, above.

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

Changes in internal controls

We have made no changes to our internal controls during the third quarter of 2009 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2009, the Company issued a total of 278,506 shares as compensation to a consultant and a distributor at a fair value of $30,125.

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

CELSIUS HOLDINGS, INC.

November 6, 2009	By:	/s/: Jan Norelid
Jan Norelid, Chief Financial Officer and Chief Accounting Officer