Form 10-K
period 2009-12-31
Celsius Holdings, Inc.
filed 2010-03-10
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CELSIUS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	001-34611	20-2745790
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

140 NE 4th Avenue, Suite C
Delray Beach, FL 33483
(Address of principal executive offices) (Zip Code)

(561) 276-2239
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: Common Stock, par value $0.001
Common Stock Purchase Warrants
Securities registered under Section 12(g) of the Exchange Act:  None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer has (1) filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer  ☐ Accelerated filer    ☐ Non-accelerated filer     ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $11.1 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date 15,856,009 as of March 8, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
None

As used throughout this report, the terms “we,” “us,” ”our” and “our company” refer to Celsius Holdings, Inc., and all of its subsidiaries. Unless otherwise noted, all share and per share data in this report gives effect to 1-for-20 reverse stock split of our common stock implemented on December 23, 2009.

General information about our company can be found at www.celsius.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendment to these reports filed or furnished pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 available free of charge on our website, as soon as reasonably practicable after they are electronically filed with the Security and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Information included in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This information involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

The forward-looking statements in this report include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under “Item 1 Business”, “Item 1A Risk Factors”, and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as elsewhere in this report. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

PART I

ITEM 1    DESCRIPTION OF BUSINESS

Business Overview — General

We are engaged in the development, marketing, sale and distribution of “functional” calorie-burning beverages under the Celsius® brand name. According to multiple clinical studies we funded, a single serving (12 ounce can) of Celsius® burns up to 100 calories by increasing a consumer’s metabolism an average of 12% and providing sustained energy for up to a three-hour period.

We seek to combine nutritional science with mainstream beverages by using our proprietary thermogenic (calorie-burning) MetaPlus® formulation, while fostering the goal of healthier everyday refreshment by being as natural as possible without the artificial preservatives often found in many energy drinks and sodas. Celsius® has no artificial preservatives, aspartame or high fructose corn syrup and is very low in sodium. Celsius® uses good-for-you ingredients and supplements such as green tea (EGCG), ginger, calcium, chromium, B vitamins and vitamin C. Celsius is sweetened with sucralose, a sugar-derived sweetener that is found in Splenda®, which makes our beverages low-calorie and suitable for consumers whose sugar intake is restricted.

We have undertaken significant marketing efforts aimed at building brand awareness, including a recently launched nationwide marketing campaign focused on television, radio, on-line and magazine advertising. We intend to launch an on-line campaign with viral marketing, as soon as our testing phase is completed. We also undertake various promotions at the retail level such as coupons and other discounts. We have recently engaged Mario Lopez, a well-known television personality, to be our national celebrity spokesperson.

In the past, we mainly sold and distributed our products through our network of independent direct-to-store (DSD) distributors. At present, we sell and distribute to a larger extent, to national and regional retail accounts through a direct-to-retail (DTR) marketing strategy.

Our DSD distributor network is primarily concentrated in Florida, Atlanta, Michigan, New England, Ohio and Texas. Through our DSD distributor network, Celsius® is available in various major retail chains, including Hannafords, Shaw’s, Tedeschi, Wegmans and Xtra Mart (Northeast), CVS (New England), Sweetbay (Florida) and HEB (Texas).

Our DTR marketing strategy focuses on sales made directly or with the assistance of brokers to national and regional supermarkets, convenience stores, drug stores, nutrition stores, mass merchants and club warehouses. As of the date of this annual report, we have DTR relationships with and are rolling out Celsius® products into Vitamin Shoppe, GNC, Supervalu, Duane Reade, Albertsons, Rite-Aid and 7-11 stores, among others. We made a test shipment in December 2009 to 285 Costco stores, and if successful, we plan to make a full launch of their stores in the United States and Puerto Rico in March 2010. We also have recently commenced shipping to Walgreen’s and CVS on a national basis, covering approximately 14,000 stores in total. Other retailers who became DTR customers during the fourth quarter of 2009 include Giant, Stop & Shop, Shoprite and Winn Dixie. The DTR channel, which we believe affords us broader geographic distribution and increased brand awareness, has contributed to an increasing percentage of our sales growth and is expected to be the primary channel for our future sales growth.

We do not directly manufacture our beverages, but instead outsource the manufacturing process to established third-party co-packers. We do, however, provide our co-packers with flavors, ingredient blends, cans and other raw materials for our beverages purchased by us from various suppliers.

Corporate History and Information

We were incorporated in Nevada on April 26, 2005 under the name “Vector Ventures, Inc” and originally we engaged in mineral exploration. Such business was unsuccessful.  On January 26, 2007, we acquired the Celsius® beverage business of Elite FX, Inc., a Florida corporation engaged in the development of functional beverages since 2004 in a reverse merger, and subsequently changed our name to Celsius Holdings, Inc.

Our principal executive offices are located at 140 N.E. 4th Avenue, Delray Beach, Florida 33483.  Our telephone number is (561) 276-2239 and our website is www.celsius.com.  The information accessible through our website does not constitute part of this report.

Recent developments

Reverse Stock Split

On December 23, 2009, we implemented a reverse stock split in which of all the issued and outstanding shares of our common stock as of the close of business on such date were combined and reconstituted as a smaller number of shares of common stock in a ratio of one share of common stock for every 20 shares of common stock.  We rounded up any fractional shares of new common stock issuable in connection with the reverse stock split.  Our authorized shares of capital were reduced proportionately from 1,000,000,000 to 50,000,000 shares of common stock and from 50,000,000 to 2,500,000 shares of preferred stock.  Unless otherwise noted, all share and per share data in this report is adjusted to give effect to the reverse stock split.

Conversion of Series B Preferred Stock

Effective on December 23, 2009, CDS Ventures of South Florida, LLC, our principal shareholder, converted all the outstanding shares of our Series B preferred stock (including shares issuable in payment of accrued dividends) into common stock. Based on the conversion price of $1.00 in effect on the conversion date, 4,343,000 shares of our common stock were issued.

Secondary Public Offering and Listing on NASDAQ Capital Market

On February 16, 2010, the Company sold 900,000 units resulting in aggregate gross proceeds of $14.5 million. Each unit consists of four shares of common stock and one warrant to purchase one share of common stock. The warrants are exercisable at a price of $5.32 per share at any time through February 8, 2013. In addition, the Company granted the underwriters an option to purchase up to 135,000 additional units to cover over-allotments, exercisable at any time up to 45 days from the date of the prospectus relating to the offering. The net proceeds of the offering after deducting underwriting discount and estimated offering expenses were approximately $13.1 million. The net proceeds are being used for: 2010 marketing efforts, new product development and general corporate purposes, including working capital. Upon consummation of the offering our common stock and the warrants included in the units began to trade on the Nasdaq Capital Market under the symbols “CELH” and “CELHW,” respectively. The units do not trade on any exchange.

Additional Debt and Preferred Stock Conversion

On March 10, 2010, we announced that CDS Ventures of South Florida, LLC, a principal shareholder of the Company agreed to convert $4.5 million of the $6.5 million of our convertible debt it holds to 441,176 shares of common stock, at a conversion price of $10.20 per share. CDS Ventures of South Florida LLC also agreed to convert all of our Series A preferred stock it holds, including accrued dividends, into 2,103,466 shares of common stock (a conversion price of $1.60 per share).

In addition, Lucille Santini, another principal shareholder, has agreed to convert the $615,000 of convertible debt she holds into 176,659 shares of common stock (a conversion price of$3.48 per share).

As a result of the foregoing, our outstanding convertible debt has been reduced to $2.0 million and all of our outstanding preferred shares have been converted to common stock.

Industry Overview

The “functional” beverage category includes a wide variety of beverages with one or more added ingredients to satisfy a physical or functional need, such as sports drinks, energy drinks, and non-carbonated ready to drink teas.

Size of Market — According to a report by Accenture Consulting, the size of the annual non-alcoholic beverage market was estimated to have grown to more than $17.4 billion in the United States in 2009. A growing portion of this market is the functional beverage market, which was estimated at $9.7 billon, in 2009, according to Datamonitor. This market is estimated to grow to $19.7 billion by 2013, a compound annual growth rate of 15.2% over that time period.

Current Market Segmentation — The growing functional beverage market can be further segmented into several different sub-categories, such as energy drinks, sports drinks, and nutraceutical drinks. According to Datamonitor, as of 2008, the largest category of functional drinks was energy drinks with approximately 62% market share and sports drinks with an approximately 26% market share.

We believe that Celsius® is both a member of the energy drink sub-category, as well as creating a new category of beverages, calorie-burning. It has some of the same functional elements of an energy drink, but unlike the majority of the sugary (high calorie) competitors in this space, Celsius® does not contain high fructose corn syrup and burns up to 100 calories by increasing a drinker’s metabolism an average of 12% for up to a three-hour period. We believe that Celsius® is a superior product to currently available energy drinks due to its low caloric content, its calorie burning capabilities and its lack of artificial preservatives, colors and flavors.

Changing Industry Trends — There is an increased concern among consumers, the public health community and various government agencies of the potential health problems associated with inactive lifestyles and obesity. There are currently several proposals in the U.S. Congress seeking to address the issue of consumption of sugary drinks by children and other consumers. Participants in the non-alcoholic beverage market are responding to these concerns by bringing to market new healthier products such as diet and light beverages, juices and juice drinks, sports drinks and water products.

Growing Number of Adults with Obesity— According to statistics from the U.S. Center for Disease Control and Prevention (CDC) during the past 20 years there has been a dramatic increase in obesity in the United States. In 2008, only one state (Colorado) had a prevalence of obesity less than 20%. Thirty-two states had prevalence equal to or greater than 25%; six of these states (Alabama, Mississippi, Oklahoma, South Carolina, Tennessee, and West Virginia) had a prevalence of obesity equal to or greater than 30%.

The maps below show the change in obesity prevalence from 1985 through 2008 in the United States.

Industry Trends Benefit Celsius® — We believe that Celsius® is strategically placed to capitalize on several macro-trends in the beverage space by filling a need that is not currently being met by its competitors in both the functional and general non-alcoholic beverage markets.

With a growing number of consumers seeking functional beverages, we believe that they are also increasingly seeking out products that are the healthiest alternative within those product categories. Many of the leading functional beverage products contain high doses of sugar or high fructose corn syrup, sodium, artificial flavors, and preservatives which may counter-balance some of the other benefits the consumer is looking for.

Celsius® has created its portfolio of beverages to specifically address these issues. While maintaining great taste to the consumer, a 12 ounce can of Celsius® has a number of competitive advantages over some of the currently leading beverages including:

▪	less artificial preservatives than almost all other energy drinks or sodas;
▪	no artificial colors or flavors;
▪	no aspartame;
▪	no high fructose corn syrup;
▪	low sodium content;
▪	use of good-for-you ingredients and supplements such as green tea (EGCG), ginger, calcium, chromium, B vitamins and vitamin C; and
▪
use of our proprietary thermogenic (calorie-burning) MetaPlus® formulation that allows Celsius® to burn up to 100 calories by increasing a consumer’s metabolism an average of 12% and providing sustained energy for up to a 3-hour period.

Our Products

Celsius® calorie-burning beverages were first introduced to the marketplace in 2005.

According to multiple clinical studies we funded, a single serving (12 ounce can) of Celsius® burns up to 100 calories by increasing a consumer’s metabolism an average of 12% for up to a three-hour period. In addition, these studies have indicated that drinking a single serving of Celsius® prior to exercising may improve cardiovascular health and fitness and enhance the loss of fat and gain of muscle from exercise.

We seek to combine nutritional science with mainstream beverages by using our proprietary thermogenic (calorie-burning) MetaPlus® formulation, while fostering the goal of healthier everyday refreshment by being as natural as possible without the artificial preservatives often found in many energy drinks or sodas. Celsius® has no chemical preservatives, aspartame or high fructose corn syrup and is very low in sodium. Celsius® uses good-for-you ingredients and supplements such as green tea (EGCG), ginger, calcium, chromium, B vitamins and vitamin C. Celsius is sweetened with sucralose, a sugar-derived sweetener that is found in Splenda®, which makes our beverages low-calorie and suitable for consumers whose sugar intake is restricted. Each 12 ounce can of Celsius® contains 200 milligrams of caffeine which is comparable to two cups of coffee.

We currently offer Celsius® in seven flavors, lemon-lime, ginger ale, cola, orange and wild berry (which are carbonated) and non-carbonated green tea raspberry/acai and green tea/peach mango. Our beverages are sold in 12 ounce cans, although we have recently begun to market the active ingredients in powdered form in individual On-The-Go packets.

Celsius® is packaged in a distinctive twelve ounce sleek can that uses vivid colors in abstract patterns to create a strong on-shelf impact. The cans are sold as singles or in four-packs. The graphics and clinically tested product are important elements to building the Celsius® brand and help justify premium pricing of $1.79 to $2.19 per can at retail.

We target a niche in the functional beverage segment of the beverage industry consisting of consumers seeking calorie-burning beverages to help them manage their weight and enhance their exercise regimen. Our target consumers are on-the-go women, age 25 to 54, who are looking for a way to burn calories and gain energy with healthy beverages and natural alternatives to diet sodas, as well as sports enthusiasts of both sexes, who are seeking low sodium, preservative-free alternatives.

We formulated Celsius® by first working with scientists to develop our MetaPlus® thermogenic formula and then with flavor houses to create beverages that tasted good. Our initial flavors were those in our carbonated line, which were designed to offer alternatives to popular carbonated soft drinks, while still offering comparable flavors. Our non-carbonated teas were introduced for fitness enthusiasts, who typically favor non-carbonated beverages.

In 2009, we developed our MetaPlus® formulation into a powder that can be mixed with water. We believe that our On-The Go packets, which have recently been introduced to the market, offer an attractive alternative to consumers who want to take Celsius® with them to the gym or while travelling without carrying the ready-to-drink 12 ounce cans.

We believe that one of the core competencies of our company is our ability to incorporate several beneficial natural components with substantiated science into beverages while providing consumers with great taste. We intend to use our core competencies in product formulation to introduce additional flavors and delivery systems and to endeavor to expand our product line by exploring the development of complementary products utilizing our MetaPlus® thermogenic formulation.

Clinical Studies

It is our belief that clinical studies substantiating product claims will become more important as more and more beverages are marketed with health claims. Celsius® was one of the first functional beverages to be launched along with a clinical study. Celsius® is also one of very few functional beverages that has clinical research on the actual product itself. Some beverage companies that do mention studies backing their claims are actually referencing independent studies conducted on one or more of the ingredients in the product. We believe that it is important and will become more important to have studies on the actual product.

We have funded six U.S. based clinical studies for Celsius®. Each was conducted by a research organizations and each studied the total Celsius® formula. The first study was conducted by the Ohio Research Group of Exercise Science and Sports Nutrition. The remaining studies were conducted by the Applied Biochemistry & Molecular Physiology Laboratory of the University of Oklahoma. We funded all of the studies and provided Celsius® beverage for the studies. However, none of our directors, executive officers or principal stockholders is in any way affiliated with either of the two research organizations which conducted the studies.

The first study was conducted in 2005 by the Ohio Research Group of Exercise Science and Sports Nutrition. The Ohio Research Group of Exercise Science & Sports Nutrition is a multidisciplinary clinical research team dedicated to exploring the relationship between exercise, nutrition, dietary supplements and health, www.ohioresearchgroup.com. This placebo-controlled, double-blind cross-over study compared the effects of Celsius® and the placebo on metabolic rate. Twenty-two participants were randomly assigned to ingest a twelve ounce serving of Celsius® and on a separate day a serving of twelve ounces of Diet Coke®. All subjects completed both trials using a randomized, counterbalanced design. Randomized means that subjects were selected for each group randomly to ensure that the different treatments were statistically equivalent. Counterbalancing means that individuals in one group drank the placebo on the first day and drank Celsius® on the second day. The other group did the opposite. Counterbalancing is a design method that is used to control “order effects.” In other words, to make sure the order that subjects were served, does not impact the results and analysis.

Metabolic rate (via indirect calorimetry, measurements taken from breaths into and out of calorimeter) and substrate oxidation (via respiratory exchange ratios) were measured at baseline (pre-ingestion) and for ten minutes at the end of each hour for three hours post-ingestion. The results showed an average increase of metabolism of twelve percent over the three hour period, compared to statistically insignificant change for the control group. Metabolic rate, or metabolism, is the rate at which the body expends energy. This is also referred to as the “caloric burn rate.” Indirect calorimetry calculates heat that living organisms produce from their production of carbon dioxide. It is called “indirect” because the caloric burn rate is calculated from a measurement of oxygen uptake. Direct calorimetry would involve the subject being placed inside the calorimeter for the measurement to determine the heat being produced. Respiratory Exchange Ratio is the ratio oxygen taken in a breath compared to the carbon dioxide breathed out in one breath or exchange. Measuring this ratio can be used for estimating which substrate (fuel such as carbohydrate or fat) is being metabolized or ‘oxidized’ to supply the body with energy.

The second study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2007. This blinded, placebo-controlled study was conducted on a total of 60 men and women of normal weight. An equal number of participants were separated into two groups to compare one serving (a single 12 ounce can) of Celsius to a placebo of the same amount. According to the study, those subjects consuming Celsius burned significantly more calories versus those consuming the placebo, over a three-hour period. The study confirmed that over the three-hour period, subjects consuming a single serving of Celsius® burned 65% more calories than those consuming the placebo beverage and burned an average of more than 100 calories compared to the placebo. These results were statistically significant.

The third study, conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2007, extended our second study with the same group of 60 individuals and protocol for 28 days and showed the same statistical significance of increased calorie burn (minimal attenuation). While the University of Oklahoma study did extend for 28 days, more testing would be needed for long term analysis of the Celsius® calorie-burning effects. Also, these studies were on relatively small numbers of subjects, they have statistically significant results. Additional studies on a larger number and wider range of body compositions can be considered to further the analysis.

Our fourth study, conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2008, combined Celsius® use with exercise. This ten-week placebo-controlled, randomized and blinded study was conducted on a total of 37 subjects. Participants were randomly assigned into one of two groups: Group 1 consumed one serving of Celsius® per day, and Group 2 consumed one serving of an identically flavored and labeled placebo beverage. Both groups participated in ten weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. The results showed that consuming a single serving of Celsius® prior to exercising may enhance the positive adaptations of exercise on body composition, cardio-respiratory fitness and endurance performance. According to the preliminary findings, subjects consuming a single serving of Celsius® lost significantly more fat mass and gained significantly more muscle mass than those subjects consuming the placebo — a 93.75% greater loss in fat and 50% greater gain in muscle mass, respectively. The study also confirmed that subjects consuming Celsius® significantly improved measures of cardio-respiratory fitness and the ability to delay the onset of fatigue when exercising to exhaustion.

Our fifth study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2008. This ten-week placebo-controlled, randomized and blinded study was conducted on a total of 27 previously sedentary overweight and obese female subjects. Participants were randomly assigned into groups that consumed identically tasting treatment beverages with exercise or without exercise. All participants consumed one drink, either placebo or Celsius, per day for 10 weeks. The exercise groups participated in ten weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. No changes were made to their diet. The results showed that consuming a single serving of Celsius® prior to exercising may improve cardiovascular health and fitness and enhance the positive adaptations of exercise on body composition. According to the preliminary findings, subjects consuming a single serving of Celsius® lost significantly more fat mass and gained significantly more muscle mass when compared to exercise alone — a 46% greater loss in fat, 27% greater gain in muscle mass, respectively. The study also confirmed that subjects consuming Celsius® significantly improved measures of cardio-respiratory fitness — 35% greater endurance performance with significant improvements to lipid profiles — total cholesterol decreases of 5 to 13% and bad LDL cholesterol 12 to 18%. Exercise alone had no effect on blood lipid levels.

Our sixth study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2008. This ten-week placebo-controlled, randomized and blinded study was conducted on a total of 37 previously sedentary male subjects. Participants were randomly assigned into groups that consumed identically tasting treatment beverages with exercise or without exercise. All participants consumed one drink, either placebo or Celsius, per day for 10 weeks. The exercise groups participated in ten weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. No changes were made to their diet. The results showed that consuming a single serving of Celsius® prior to exercising may improve cardiovascular health and fitness and enhance the positive adaptations of exercise on body composition. Significantly greater decreases in fat mass and percentage body fat and increases in VO2 were observed in the subjects that consumed Celsius before exercise versus those that consumed the placebo before exercise. Mood was not affected. Clinical markers for hepatic, renal, cardiovascular and immune function, as determined by pre and post blood work revealed no adverse effects.

Manufacture and Supply of Our Products

Our beverages are produced by established third party beverage co-packers. A co-packer is a manufacturing plant that provides the service of filling bottles or cans for the brand owner. We believe one benefit of using co-packers is that we do not have to invest in the production facility and can focus our resources on brand development, sales and marketing. It also allows us produce in multiple locations strategically placed throughout the country. Currently our products are produced in Memphis, Tennessee, and Cold Spring, Minnesota. We usually produce about 34,000 cases (24 units per case) of Celsius® in a production run. We purchase most of the ingredients and all packaging materials. The co-pack facility assembles our products and charges us a fee by the case. We follow a “fill as needed” manufacturing model to the best of our ability and we have no significant backlog of orders. The shelf life of Celsius® is specified as 15 to 18 months.

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our co-packers in accordance with our specifications. Generally, we obtain the ingredients used in our products from domestic suppliers and some ingredients have several reliable suppliers. The ingredients in Celsius® include green tea (EGCG), ginger (from the root), caffeine, B vitamins, vitamin C, taurine, guarana, chromium, calcium, glucuronolactone, sucralose, natural flavors and natural colorings. Celsius® is labeled with a supplements facts panel. We have no major supply contracts with any of our suppliers. We single-source all our ingredients for purchasing efficiency; however, we have identified a second source for our critical ingredients and there are many suppliers of flavors, colorings and sucralose. In case of a supply restriction or interruption from any of the flavor and coloring suppliers, we would have to test and qualify other suppliers that may disrupt our production schedules.

Our On-The-Go packets are packed by a facility in Texas that specializes in packing shots, packets and sticks. Currently our sales volume of packets is insignificant. As we grow this segment of the business, the existing facility is capable of substantially increasing the production of our packets. Moreover, we believe that there are other co-packers available. We use the same or similar raw materials in the preparation of our On the Go packets as we do for our canned beverages, with most of them purchased by us and shipped to the co-packer.

Packaging materials, except for our distinctive sleek 12 ounce aluminum can, are easily available from multiple sources in the United States; however, due to efficiencies we utilize single source vendor relationships. There is currently only one factory in the United States that produces the 12 ounce can. In case of an interruption at that supplier, we would be forced to change our design and structure of the can.

We believe that as we grow, we will be able to keep up with increased production demands. We believe that our current co-packing arrangement has the capacity to handle increased business we anticipate in the next 18 months. To the extent that any significant increase in business requires us to supplement or substitute our current co-packers, we believe that there are readily available alternatives, so that there would not be a significant delay or interruption in fulfilling orders and delivery of our products. In addition, we do not believe that growth will result in any significant difficulty or delay in obtaining raw materials, ingredients or finished product.

Marketing

The key to our marketing strategy is building consumer brand awareness that drives trial of our product.

As our distribution has grown from small regional areas to more of a national footprint with Celsius® being increasingly available at large, well-known retailers, we have expanded our marketing efforts from local grass roots events to multiple marketing vehicles having a national focus.

In September 2009, we launched a nationwide marketing campaign focused on television, radio, on-line and magazine advertising. Our new campaign features a customized “Burn Baby Burn” song. In our television and radio advertising we highlight the health benefits of Celsius® such as calorie-burning, healthy energy, great taste, as well as its scientific backing. We are broadening the target audience with mass appeal in an upbeat, positive tone. To support our growing national distribution, our call to action includes a coupon from burnbabyburn.com.

We are currently airing 15 and 30 second television commercials on national cable stations that appeal to adults in the 25 to 54 age group, including MSNBC, Bravo, CNBC, Lifetime, TLC, E!, HGTV and Food Network. Our radio campaign is currently heard in over 25 top Celsius® markets, featuring on-air DJ endorsements of Celsius® and on national satellite radio on the Oprah network. Our national print campaign currently appears in such publications as US Weekly, First for Women, Women’s World and Women’s Health. Broadcast and print media are the two largest segments of our advertising efforts.

In November 2009, we engaged Mario Lopez to be our national celebrity spokesperson. Mr. Lopez is a well known television personality who hosts the long-running daily syndicated entertainment program Extra. Mr. Lopez has also appeared on Dancing with the Stars and in a recent Broadway revival of A Chorus Line. Mr. Lopez is also an author and fitness expert, having released his first book, Mario Lopez’s Knockout Fitness, in May 2008. Mr. Lopez will begin appearing in our planned 2010 marketing campaign. We believe that he is the perfect fit for the demographics of Celsius® because he is highly appealing to both men and women ages 25 to 54, our target demographic market.

In addition to television, radio and magazine advertising, we plan to launch a mobile, internet and social marketing campaign as soon as we complete the testing phase. This campaign includes our Social Networking Widget which is cutting edge technology that interacts with customers across all social media platforms. It is a fully functional nanosite or tool for consumers to get the most up to date information about Celsius®, coupons and local store locations or product information as well as member only offers. The widget can be shared virally over the internet on social networking sites such as Twitter or Facebook pages, embedded on a web site or viewed on a mobile phone. It adjusts to the formatting for each type of cell phone.

We support our retail sales by promotion and advertising at both the retailer and consumer level. We use striking point-of-sale advertising and graphic displays and from time to time we offer coupons and other promotional pricing. Celsius is packaged in a distinctive sleek 12 ounce can that uses vivid colors in abstract patterns designed to create a strong on-shelf impact. We utilize an outside advertising agency to coordinate our promotion and advertising efforts, together with our sales and marketing staff.

We continue to do some of the grass roots type events that helped us build the initial brand awareness in areas that we have strong distribution as well as newer areas as we launch an anchor retailer or new distributor. We also continue to participate in some of the larger trade conventions such as NACS, NACDS, IRHSA and Club Industry.

Through the years we have also won several awards and we continue to participate in these contests because as we win, we gain even more exposure. Most recently we were awarded the CSP Retailer Choice award for Best New Product for our Celsius® Green Tea Raspberry/ACAI. This was presented at the large National Association of Convenience Stores convention by CSP Magazine. Internationally, we were a finalist in the Beverage Innovation Award for 2009 Best Health Initiative with our On-the-Go packets.

Distribution

Celsius® is sold across many retail segments. We group sales to supermarkets, convenience stores, drug stores, nutritional stores, mass merchants and club warehouses into one retail segment. We classify health clubs, spas, and gyms as our health and fitness segment. Vending and internet sales constitute two additional retail segments. We are focusing our efforts on expanding distribution into each sales segment, with emphasis on the retail and health and fitness segments.

We distribute our products through direct-store delivery (DSD) distributors and direct-to-retailer (DTR) sales.

DSD Sales

Historically, a significant portion of our sales have been generated from sales to DSD distributors. We initially selected this distribution channel as it allowed us to achieve initial market penetration and start to build brand awareness, while we refined and enhanced our product line, packaging and point-of-sale merchandising elements. Our DSD distribution network covers many of the larger U.S. markets including Florida, Atlanta, Michigan, New England, Ohio and Texas.

We continue to market to DSD distributors using a number of marketing strategies, including direct solicitation, trade advertising and trade show exhibition. These distributors include established distributors of other beverages such as beer, energy drinks, soft drinks, water and ready to drink teas. Our distributors sell our products directly to supermarkets, convenience stores, drug stores and mass merchants for sale to the public. We maintain direct contact with the distributors through our regional sales managers. In some cases we are party to a contractual arrangement which grants a distributor the right to sell Celsius® in a defined territory, in exchange for certain duties and obligations, including commitment to a quarterly or yearly sales minimum.

Through our DSD distributor network, Celsius® is available in various major retail chains, including Hannafords, Shaw’s, Tedeschi, Wegmans and Xtra Mart (Northeast), CVS (New England), Sweetbay (Florida) and HEB (Texas).

DTR Sales

Using only a DSD sales strategy limited our growth as we did not have sufficient distribution coverage to service larger national and regional retailers who wanted to carry our products. Therefore, during 2009, we increased our focus on DTR sales, marketing directly to national and regional retailers by hiring an experienced in-house DTR sales team and by utilizing trade shows, trade advertising, telemarketing, direct mail and direct solicitations. Our DTR sales professionals make sales calls to and meet with the buyers of these national and regional retailers. Our strategy is for the retailer to be serviced by direct delivery to the retailer’s distribution warehouse or to a wholesaler that services the whole retail chain. We also may be required to pay slotting allowances to secure competitive shelf space. Our DTR customers into whose stores we are rolling out our products include Vitamin Shoppe, GNC, Supervalu, Duane Reade, Albertsons, Rite-Aid and 7-Eleven. We made a test shipment in December 2009 to 285 Costco stores, and if successful, we plan to make a full launch into all 404 of their stores in the United States and Puerto Rico in March 2010. We also have recently commenced shipping to Walgreen’s and CVS on a national basis, covering approximately 14,000 stores in total. Other retailers who became DTR customers during the fourth quarter of 2009 include Giant, Stop & Shop, Shoprite and Winn Dixie. On December 31, 2009, Celsius® products were available in approximately 27,000 stores of 22 retailers as compared to approximately 6,500 stores of 13 retailers at the end of the second quarter of 2009.

We also use food brokers to capture retail chain customers. All food brokers are paid a percentage commission on delivered product. One of our major food brokers is Crossmark, who is one of the country’s three largest food brokers. The use of large food brokers such as Crossmark, who have significant contacts with larger national and regional retailers, as well as personnel and systems in place to facilitate the distribution process cannot only help penetrate these customers, but also reduce the time it takes for our products to appear on a retailer’s shelves. In addition, the speed with which our products appear throughout an entire chain may be affected by various factors, including regional or store level decisions or, in the case of retailers such as 7-Eleven which have both company-owned and franchised stores, determinations by individual franchisees. Accordingly, Celsius® products may not appear in a given store or group of stores of a particular DTR customer at any point in time.

The DTR channel, with the assistance of food brokers, has contributed to an increasing percentage of our sales growth and is expected to be the primary channel for sales growth for the foreseeable future. We believe this channel affords us greater and more rapid ability to penetrate nationwide and regional retailers at lower cost, broader geographic distribution and increased brand awareness.

Other Sales

Consumers, smaller retailers and food service providers are able to purchase Celsius® directly over the Internet from our website. We have customers that choose this method of purchase and delivery in all 48 contiguous states. We also sell limited quantities to operators of vending machines. We are not focused on building these channels, but they help us build brand awareness in areas that do not have strong distributor or retailer presence.

Growth Strategy

Our growth strategy is to increase our share of the functional beverage market by:

●	increasing brand awareness and emphasizing our combination of nutritional science and healthier refreshment in our products through print, broadcast, billboard and online marketing;
●	expanding sales and marketing efforts with a view to increasing the geographic markets in which Celsius® is available, particularly through additional penetration of the DTR sales channel;
●	extending our beverage product line to offer additional flavors and delivery systems of Celsius®;
●	exploiting our MetaPlus® thermogenic formulation to explore the development, marketing, sale and distribution of complementary products; and
●	expanding distribution of our products internationally either directly or through licensing agreements with third parties.

Seasonality of Sales

As is typical in the beverage industry, sales of our beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets.

Competition

We believe that we are one of the few calorie-burning beverages whose effectiveness is supported by clinical studies, which gives us a unique position in the beverage market. However, our products do compete broadly with all categories of consumer beverages. The beverage market is highly competitive, and includes international, national, regional and local producers and distributors, many of whom have greater financial, management and other resources than us. Our direct competitors in the functional beverage market include, but are not limited to The Coca-Cola Company, Dr. Pepper Snapple Group, PepsiCo, Inc., Nestlé, Waters North America, Inc., Hansen Natural Corp., and Red Bull.

While we believe that we offer a uniquely-positioned, high-quality product which will be able to compete favorably in this marketplace, the expansion of competitors in the beverage market, along with the expansion of our competitor’s products, may impact our products ultimate sales to distributors and consumers.

Proprietary Rights

We have registered the Celsius® and MetaPlus® trademarks with the United States Patent and Trademark Office, as well as a number of additional trademarks.

We have and will continue to take appropriate measures, such as entering into confidentiality agreements with our contract packers and ingredient suppliers, to maintain the secrecy and proprietary nature of our MetaPlus® formulation and product formulas.

We maintain our MetaPlus® formulation and product formulas as trade secrets. We believe that trade secrecy is a preferable method of protection for our formulas as patenting them might require their disclosure. Other than a company that is our outsourced production manager, no single member of the raw material supply chain or our co-packers has access to the complete formula.

We consider our trademarks and trade secrets to be of considerable value and importance to our business. No successful challenges to our registered trademarks have arisen and we have no reason to believe that any such challenges will arise in the future.

Product Development

Our product development efforts are coordinated by our Vice President of Innovations, who works closely with our flavor suppliers, co-packers and third party consultants to explore new flavors, delivery systems and potential product extensions.

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

Our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our business, financial condition and results of operations.

ITEM 1A    RISK FACTORS

Our business faces certain risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think as immaterial, may also impair our business.  If any of the events anticipated by the risks described below or elsewhere in this report occur, our results of operations and financial conditions could be adversely affected.

Risk Factors Relating to Our Business

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

The Company was incorporated in the State of Nevada on April 26, 2005 under the name “Vector Ventures Corp” and did not have any business operations until it acquired Elite FX, Inc., a Florida corporation, by reverse merger in January 2007. It is difficult to evaluate our business future and prospects as we are a young company with a limited operating history.  Our future operating results will depend on many factors, both in and out of our control, including the ability to increase and sustain demand for and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees.

Elite FX, Inc. incurred operating losses from its inception in 2004 to our acquisition in January 2007. We have incurred losses since the acquisition and launching our own commercial operations. We have yet to establish any history of profitable operations. We have incurred an operating loss during the twelve months ending December 31, 2009 of $7.8 million. As a result, at December 31, 2009, we had an accumulated deficit of $19.1 million. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of our current Celsius® product line and any future products we develop. No assurances can be given when this will occur or that we will ever be profitable.

We may require additional capital in the future, which may not be available on favorable terms or at all.

We believe that the net proceeds of our recently completed secondary public offering, together with anticipated revenues from operations, will enable us to fund our operations and business plan through at least mid 2011 or until we become cash flow positive. However, there is no assurance that our assumptions as to our company’s capital needs will be correct and that we will not need to raise additional financing either after or prior to the end of such period or until we become cash flow positive. We anticipate that any such additional funds would be raised through equity or debt financings.  In addition, we may enter into one or more revolving credit facilities or term loan facilities with one or more syndicates of lenders. It is possible that equity or debt financing will not be available to when we seek it.  Such equity or debt financing, if available, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital when needed on reasonable terms, we may not be able to fully implement our business plan, and our business, results of operations and financial condition would be adversely affected.

We rely on third party co-packers to manufacture our products. If we are unable to maintain good relationships with our co-packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

We do not directly manufacture our products, but instead outsource such manufacturing to established third party co-packers.  These third party co-packers may not be able to fulfill our demand as it arises, could begin to charge rates that make using their services cost inefficient or may simply not be able to or willing to provide their services to us on a timely basis or at all. In the event of any disruption or delay, whether caused by a rift in our relationship or the inability of our co-packers to manufacture our products as required, we would need to secure the services of alternative co-packers.  We may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period and any such transition could be costly.  In such case, our business, financial condition and results of operations would be adversely affected.

We rely on distributors to distribute our products in the DSD sales channel. If we are unable to secure such distributors and/or we are unable to maintain good relationships with our existing distributors, our business could suffer.

We distribute Celsius® in the DSD sales channel by entering into agreements with direct-to-store delivery distributors having established sales, marketing and distribution organizations. Many of our distributors are affiliated with and manufacture and/or distribute other beverage products. In many cases, such products compete directly with our products.  The marketing efforts of our distributors are important for our success. If Celsius® proves to be less attractive to our distributors and/or if we fail to attract distributors, and/or our distributors do not market and promote our products with greater focus in preference to the products of our competitors, our business, financial condition and results of operations could be adversely affected.

Our customers are material to our success. If we are unable to maintain good relationships with our existing customers, our business could suffer.

Unilateral decisions could be taken by our distributors, grocery chains, convenience chains, drug stores, nutrition stores, mass merchants, club warehouses and other customers to discontinue carrying all or any of our products that they are carrying at any time, which could cause our business to suffer.

Increases in cost or shortages of raw materials or increases in costs of co-packing could harm our business.

The principal raw materials used by us are flavors and ingredient blends as well as aluminum cans, the prices of which are subject to fluctuations. We are uncertain whether the prices of any of the above or any other raw materials or ingredients we utilize will rise in the future and whether we will be able to pass any of such increases on to our customers. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. In addition, some of these raw materials, such as our distinctive sleek 12 ounce can, are available from a single or a limited number of suppliers. As alternative sources of supply may not be available, any interruption in the supply of such raw materials might materially harm us.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our products. If we materially underestimate demand for our products and are unable to secure sufficient ingredients or raw materials, we might not be able to satisfy demand on a short-term basis, in which case our business, financial condition and results of operations could be adversely affected.

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

Our products are manufactured using our proprietary blends of ingredients. These blends are created by third-party suppliers to our specifications and then supplied to our co-packers. Although all of the third parties in our supply and manufacture chain execute confidentiality agreements, there can be no assurance that our trade secrets, including our proprietary ingredient blends will not become known to competitors.

We believe that our competitors, many of whom are more established, and have greater financial and personnel resources than we do, may be able to replicate or reverse engineer our processes, brands, flavors, or our products in a manner that could circumvent our protective safeguards. Therefore, we cannot give you any assurance that our confidential business information will remain proprietary.  Any such loss of confidentiality could diminish or eliminate any competitive advantage provided by our proprietary information.

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

We may not be able to develop successful new products, which could impede our growth and cause us to sustain future losses.

Part of our strategy is to increase our sales through the development of additional products. We cannot assure you that we will be able to develop, market, sell and distribute additional products that will enjoy market acceptance. The failure to develop new products that gain market acceptance could have an adverse impact on our growth and materially adversely affect our financial condition.

Our lack of product diversification and inability to timely introduce new or alternative products could cause us to cease operations.

Our business is centered on Celsius®. The risks associated with focusing on a limited product line are substantial. If consumers do not accept our products or if there is a general decline in market demand for, or any significant decrease in, the consumption of functional beverages, we are not financially or operationally capable of introducing alternative products within a short time frame. As a result, such lack of acceptance or market demand decline could cause us to cease operations.

We are dependent on our key executives and employees and the loss of any of their services could materially adversely affect us which may have a material adverse effect on our Company.

Our future success will depend substantially upon the abilities of, and personal relationships developed by a limited number of key executives and employees, including Stephen C. Haley, our Chief Executive Officer, President and Chairman of the Board, Geary W. Cotton, our Chief Financial Officer and Irina Lorenzi, our Innovations Vice President. The loss of the services of Mr. Haley, Mr. Cotton, Ms. Lorenzi or any other key employee could materially adversely affect our business and our prospects for the future. We do not have key person insurance on the lives of such individuals and the loss of any of their services could materially adversely affect us.

We are dependent on our ability to attract and retain qualified technical, sales and managerial personnel.

 Our future success depends in part on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel in the beverage industry is intense and we may not be able to retain our key managerial, sales and technical employees or attract and retain additional highly qualified technical, sales and managerial personnel in the future. Any inability to attract and retain the necessary technical, sales and managerial personnel could materially adversely affect us.

The FDA has not passed on the efficacy of our products or the accuracy of any claim we make related to our products.

Although six independent clinical studies have been conducted relating to the calorie-burning and related effects of our products, the results of these studies have not been submitted to or reviewed by the FDA.  Further, the FDA has not passed on the efficacy of any of our products nor has it reviewed or passed on any claims we make related to our products, including the claim that our products aid consumers in burning calories or enhancing their metabolism.

Risk Factors Relating to Our Industry

We are subject to significant competition in the beverage industry.

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, distribution channel penetration, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources and name recognition than we do.

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers, such as The Coca Cola Company, Dr. Pepper Snapple Group, PepsiCo, Inc., Nestle, Waters North America, Inc., Hansen Natural Corp. and Red Bull. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants and club warehouses.

There can be no assurance that we will compete successfully in the functional beverage industry. The failure to do so would materially adversely affect our business, financial condition and results of operations.

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success and significant marketing and advertising will be needed to achieve and sustain brand recognition.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers. Our business depends on acceptance by our independent distributors of our brand as one that has the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales. The development of brand awareness and market acceptance is likely to require significant marketing and advertising expenditures. Even if we are able to engage in such marketing and advertising efforts, there can be no assurance that Celsius® will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. Any failure of Celsius® brand to maintain or increase acceptance or market penetration would likely have a material adverse affect on business, financial condition and results of operations.

Our sales are affected by seasonality.

As is typical in the beverage industry, our sales are seasonal. Our highest sales volumes generally occur in the second and third quarters, which correspond to the warmer months of the year in our major markets. Consumer demand for our products is also affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our beverages and could have an adverse effect on our results of operations.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our beverage products are subject to the rules and regulations of various federal, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have an adverse effect on our business, financial condition and results of operations.

ITEM 2    DESCRIPTION OF PROPERTY

Our executive offices are located at 140 NE 4th Avenue, Suite C, Delray Beach, FL 33483. We are currently being provided with space at this location by an unrelated third party, pursuant to a 12 month lease expiring in 2010 for $6,745 per month. We have a separate office for our sales and marketing personnel in a nearby location. This office is leased from a principal shareholder for $4,260 monthly until March 2010. During 2010, we plan to consolidate our operations in a single location.

The Company has no warehouses or other facilities as we store our product at third party contract warehouse facilities.

ITEM 3    LEGAL PROCEEDINGS

We are not presently a party to any legal or regulatory proceedings and have no knowledge of any pending claim, proceeding or investigation against our company that could materially affect our company’s financial condition or results of operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4    RESERVED

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock and warrants have been listed on the Nasdaq Capital Market under the symbols CELH and CELHW, respectively, since we launched our secondary public offering on February 10, 2010. Prior to that time, for the periods indicated, the following table sets forth the high and low bids for our common stock as reported by the OTC Bulletin Board. The prices represent inter-dealer quotations based without retail mark-up, mark-down or commission and may not represent actual transactions.

The prices have been adjusted for the 1-for-20 reverse split implemented on December 23, 2009.

Quarter Ended(1)	High	Low
31-Dec-09	$12.00	$2.25
30-Sep-09	$14.00	$4.00
30-Jun-09	$4.00	$2.00
31-Mar-09	$3.00	$0.80
31-Dec-08	$1.60	$0.60
30-Sep-08	$3.00	$1.00
30-Jun-08	$3.80	$1.60
31-Mar-08	$5.60	$2.00
31-Dec-07	$13.00	$2.60
30-Sep-07	$26.20	$9.40
30-Jun-07	$35.60	$12.40
31-Mar-07	$73.40	$24.00

Holders of Record

As of December 31, 2009, we had 33 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We believe that there are in excess of 7,000 beneficial shareholders of our common stock.

Dividends

The Company has never declared nor paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. By agreement, we are obligated to issue dividends in preferred stock to preferred stock holders; however, we do not anticipate paying cash dividends to preferred stock holders in the foreseeable future. The Company’s current policy is to retain any earnings in order to finance the expansion of its operations. The Company’s Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent Sales of Unregistered Securities

In October and December 2009, we issued 51,923 shares of our common stock as partial conversion of a convertible debenture issued in December 2007.

In November 2009, we issued 50 shares of our Series A preferred stock for a consideration of $1.0 million in the form of cancellation of a previously issued promissory note for $1.0 million.

In December 2009, we issued 4,343,000 shares of common stock in conversion for 201 shares of Series B preferred stock and accrued dividends on the same shares.

In December 2009, we issued 11 shares of our Series A preferred stock in dividend for the calendar year 2009.

The Company believes that all of the foregoing sales qualified for exemption under Section 4(2) of the Securities Act since the issuance of the notes and shares by us did not involve a public offering. The offerings were not “public offerings” as defined in Section 4(2) due to the limited number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. In addition, these shareholders and note holders had and agreed to the necessary investment intent as required by Section 4(2). Based on an analysis of the above factors, we believe have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these transactions.

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following is a discussion of the financial condition and results of operations of Celsius Holdings, Inc. comparing the twelve months ended December 31, 2009 to the twelve months ended December 31, 2008. You should read this section together with the Company’s financial statements included in Item 8 to this Form 10-K, including the notes to those financial statements. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

Reverse Stock Split

We implemented a 1-for-20 reverse stock split on December 23, 2009. Accordingly, unless otherwise noted, all share and per share data has been adjusted to give effect to the reverse stock split.

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

Although our significant accounting policies are described in Note 2 of the notes to consolidated financial statement, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. For a detailed discussion on the application of these and our other accounting policies, see Note 2 contained in Part II, Item 7 to the Consolidated Financial Statements for the year ended December 31, 2009.

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

We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. Based on management’s impairment analysis performed for the year ended December 31, 2009, the estimated fair values of trademarks exceeded the carrying value of $0.

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

Newly Issued Accounting Pronouncements

Information regarding newly issued accounting pronouncements is contained in Part II, Item 7, Note 2 to the Consolidated Financial Statements for the year ended December 31, 2009.

Results of Operations
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

Revenue increased 126.9% for the year 2009 to $5.9 million, as compared to $2.6 million in 2008. The increase was mainly due to increased sales directly to new retailers such as Costco, 7-Eleven, GNC, Supervalu, RiteAid; and increases from our existing customers such as Walgreens, Vitamin Shoppe and Polar Beverages; offset to a lesser extent by losses of some accounts and no re-order from a foreign distributor who had a large order in 2008.

Gross Profit

Gross profit was 47.8% of net revenue during the year 2009, as compared to 29.2% in 2008. The increase is mainly due to improved sales mix, improved production cost and in 2008 we recorded a write down of inventory due to obsolescence of bottled finished goods and packaging material of $320,000. No such write down occurred in 2009. Without this write down our gross profit would have been 41.6% in 2008.

Operating Expenses

Sales and marketing expenses increased to $8.0 million in 2009 as compared to $3.9 million in 2008, an increase of $4.1 million or 105.1%. This increase was mainly due to increased cost for sales and marketing personnel, $1.0 million, Cable TV advertising, $1.3 million and radio advertising, $1.0 million. General and administrative expenses increased to $2.3 million in 2009 as compared to $1.7 million in 2008, an increase of $517,000. The increase was mainly due to increased cost for issuance of stock options, warrants and shares to third parties for services, $367,000 and increased administrative employee cost of $331,000; offset to a lesser extent by decreased collection and factoring expenses, $104,000.

Other Expense

Other expense consists of interest on outstanding loans of $322,000 in 2009 as compared to $412,000 in 2008. The decrease of $90,000 was mainly due to as decrease in amortization of debt discounts on convertible notes for a total of $22,000 and decreased interest cost on a convertible debenture of $57,000. Our interest income decreased from $70,000 in 2008 to $16,000 in 2009, a decrease of $54,000, due to the reduction of a note receivable from Golden Gate Investors, Inc.

Liquidity and Capital Resources

We have yet to establish any history of profitable operations. As a result, at December 31, 2009, we had an accumulated deficit of $19.6 million. At December 31, 2009, we had working capital of $2.4 million. We have had operating cash flow deficits all quarters of operations. Our revenue has not been sufficient to sustain our operations. Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop.

We fund part of our working capital from a line of credit with a related party, CD Financial, LLC. The line of credit was started in December 2008 and is for $1.0 million. The interest rate is LIBOR rate plus three percent on the outstanding balance. The line of credit expires in December 2010 and is renewable. In connection with the revolving line of credit we have entered into a loan and security agreement under which we have pledged all our assets as security for the line of credit. The outstanding balance under the line of credit as of December 31, 2009 was $950,000. In February 2010, the line of credit was paid off and terminated by us.

We borrowed in 2004 and 2005 a total of $500,000 from Lucille Santini, one of our principal stockholders with interest of a rate variable with the prime rate. In July 2008, we restructured the agreement and decreased the interest rate to prime rate flat, monthly payments of $5,000 until a balloon payment of approximately $606,000 in January 2010. This debt was restructured in September, 2009, to a convertible note of $615,000 with maturity in September 2012. Interest is set at 3% over the one-month LIBOR rate. The first interest payment is due in September 2010 and quarterly thereafter. The note can be converted to shares of our common stock. The outstanding balance under the note, net of debt discount, was $450,000 as of December 31, 2009.  On March 3, 2010, Ms. Santini issued to us a notice of her election to convert the entire note balance into 176,659 shares of common stock.

We borrowed $50,000 from the CEO of the Company in February 2006. We also owed the CEO $171,000 for accrued salaries from 2006 and 2007. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance under the note as of December 31, 2009 was $121,000.

We terminated a consulting agreement with a company controlled by one of our former directors. As partial consideration we issued a note payable for $250,000. The note was paid in full during 2009.

In August of 2008, we entered into a security purchase agreement with CDS Ventures of South Florida, LLC, an affiliate of CD Financial, LLC pursuant to which we received $1.5 million in cash, cancelled two convertible notes issued to CD Financial, LLC for $500,000. In exchange, we issued to CDS, 100 shares of Series A preferred stock, and a warrant to purchase additional 50 shares of Series A preferred stock.

In December of 2008, we entered into a second security purchase agreement with CDS Ventures of South Florida, LLC, pursuant to which we received $2.0 million in cash and issued 100 shares of Series B preferred stock, and a warrant to purchase additional 100 shares of Series B preferred stock. In March, 2009, CDS Ventures of South Florida exercised its warrant and purchased an additional 100 shares of Series B preferred stock. During April and May, 2009, we received the corresponding $2 million in cash. CDS Ventures of South Florida, LLC converted the shares of Series B preferred stock into common stock in December 2009.

In September 2009, we entered into a $6.5 million loan agreement with CDS Ventures of South Florida, LLC. The loan is due in September 2012. Interest is set at 300 basis points over the one-month LIBOR rate. The first interest payment is due in September 2010 and quarterly thereafter. The note can be converted to shares of our common stock. As of December 31, 2009 we have drawn $5.5 million of the loan. The outstanding balance, net of debt discount, was $5.2 million as of December 31, 2009.

We entered into a stock purchase agreement with Fusion Capital in June 2007. During 2007, we received $1.4 million in proceeds from sales of 199,440 million shares to Fusion Capital. The agreement with Fusion Capital expired in October 2009, without us selling any additional shares to Fusion Capital.

The following table summarizes contractual obligations and borrowings as of December 31, 2009, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods (in thousands). We expect to fund these commitments primarily with raise of debt or equity capital.

	Payments Due by Period
Contractual	Total	Less Than	1 to	3 to	More Than
Obligations		1 Year	3 Years	5 Years	5 Years
Debt to related party	$1,171	$1,110	$61	$—	$—
Loans payable	78	23	41	14	—
Convertible notes	5,655	35	5,620	—	—
Purchase obligations	—	—	—	—	—
Total	$6,904	$1,168	$5,722	$14	$—

Our Securities Purchase Agreement with Golden Gate Investors, Inc.

On December 19, 2007, we entered into a securities purchase agreement with Golden Gate Investors, Inc (GGI). The purchase agreement included four tranches of $1,500,000 each. The first tranche consisted of our 7.75% convertible debenture issued in exchange for $250,000 in cash and a promissory note for $1,250,000 issued by GGI which was to mature on February 1, 2012. The promissory note contained a prepayment provision which required GGI to make prepayments of interest and principal of $250,000 monthly upon satisfaction of certain conditions. One of the conditions to prepayment was that GGI may immediately sell all of the common stock issued upon Conversion (as defined in the debenture) pursuant to Rule 144 of the Securities Act of 1933. We were under no contractual obligation to ensure that GGI may immediately sell all of the Common Stock Issued at Conversion (as defined in the debenture) pursuant to Rule 144 under the Securities Act of 1934. In the event that GGI may not immediately sell all of the Common Stock Issued at Conversion pursuant to Rule 144, GGI would be under no obligation to prepay the promissory note and likewise under no obligation to exercise its conversion rights under the debenture. If GGI did not fully convert the debenture by its maturity on December 19, 2011, the balance of the debenture was to be offset by any balance due to us under the promissory note. As of December 31, 2009, the balances of the promissory note and debenture were zero and $36,000, respectively. The balance of the debenture can be converted at any time with a conversion price as the lower of (i) $20.00, or (ii) 80% of the average of the three lowest daily volume weighted average price during the 20 trading days prior to GGI’s election to convert. We were not required to issue the shares unless a corresponding payment had been made on the promissory note. GGI converted $1.1 million of its convertible debenture through December 2009 receiving 952,696 shares of common stock.

On September 8, 2009, the Company entered into an addendum to the agreement with GGI. The balance of the note receivable, $250,000 was netted against the balance of the debenture. All future tranches were cancelled and terminated without penalty to either party. The outstanding balance of the debenture as of December 31, 2009 is $36,000.

Our Securities Purchase Agreements with CDS Ventures of South Florida, LLC

On August 8, 2008, we entered into a securities purchase agreement with CDS Ventures of South Florida, LLC. Pursuant to the agreement, we issued 100 shares of Series A preferred stock, as well as a warrant to purchase an additional 50 shares of Series A preferred stock, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD Financial, LLC. The shares of Series A preferred stock can be converted into our common stock at any time. The securities purchase agreement was amended on December 12, 2008 to provide that until December 31, 2010, the conversion price is $1.60, after which the conversion price is the greater of $1.60 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to the securities purchase agreement, we also entered into a registration rights agreement, under which we registered the shares of common stock issuable upon conversion of the Series A preferred stock for resale under the Securities Act of 1933. The Series A preferred stock accrues ten percent annual cumulative dividends, payable in additional shares of Series A preferred stock. We issued 15.1shares of Series A preferred stock in dividends during 2009, in dividends for the years 2008 and 2009. The Series A preferred stock matures on February 1, 2013 and is only redeemable in our common stock.

In November 2009, CDS Ventures of South Florida, LLC exercised its right to purchase an additional 50 shares of Series A Preferred Stock in exchange for cancellation of a $1.0 million note issued to CD Financial, LLC.

On December 12, 2008, we entered into a second securities purchase agreement with CDS. Pursuant to this securities purchase agreement, we issued 100 shares of Series B preferred stock, as well as a warrant to purchase an additional 100 shares of Series B preferred stock, for a cash payment of $2.0 million. The shares of Series B preferred stock were convertible into our common stock at any time. Until December 31, 2010, the conversion price was $1.00, after which the conversion price was the greater of $1.00 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. We also granted CDS Ventures of South Florida, LLC registration rights under the Securities Act of 1933 with respect to the shares of common stock issuable upon conversion of the Series B preferred stock. The Series Preferred B stock accrued a ten percent annual cumulative dividend, payable in additional shares of Series B preferred stock. We issued 11 shares of Series B preferred stock in dividends during the first quarter of 2009. The Series B preferred stock was scheduled to mature on December 31, 2013 and was only redeemable in our common stock.

On March 31, 2009, CDS Ventures of South Florida, LLC exercised its right to purchase an additional 100 shares of Series B preferred stock and executed a subscription agreement for $2.0 million. The monies for the subscription were paid on April 7 and May 1, 2009.

On December 23, 2009, CDS Ventures of South Florida, LLC converted all of the Series B preferred stock (including shares issuable in payment of accrued dividends) into 4,343,000 shares of common stock. We recorded a liability to CDS Ventures of South Florida, LLC for a $100,000 fee for their agreement to convert the Series B preferred stock into common stock on an accelerated basis.

Certain covenants of the Series A preferred stock restricts us from entering into additional debt arrangements or permitting liens to be filed against our Company’s assets, without approval from the holder of the preferred stock. There is a mandatory redemption in cash, if we breach certain covenants of the agreements. The holders have liquidation preference of $20,000 per preferred stock in case of a liquidation of our company. We have the right to redeem the Series A preferred stock early by the payment in cash of 104% of the liquidation preference value. We may redeem the Series A preferred stock at any time on or after July 1, 2010.

Pursuant to the securities purchase agreements relating to our Series A preferred stock, CDS Ventures of South Florida, LLC was given the right to designate two members to our board of directors, which were designated in August 2008.

Our Convertible Loan Agreement with CDS Ventures of South Florida, LLC

On September 8, 2009, we entered into a convertible loan agreement with CDS Ventures of South Florida, LLC. Under the loan agreement, CDS Ventures of South Florida, LLC will lend us up to $6,500,000. The loan is due on September 8, 2012 and carries a variable interest rate equal to 300 basis points over the one (1) month LIBOR. In January 2010, we agreed to increase the interest rate to 700 basis points over the one (1) month LIBOR. Commencing on September 8, 2010 and continuing each three month period hereafter, we will make payments of all accrued but unpaid interest only on the unpaid principal amount. The loan can at any time be converted to shares of our common stock at the Conversion Price. The “Conversion Price” was originally based on a price at $8.00 per share of a market price calculation at the date of conversion. In order to comply with the listing requirements for the Nasdaq Stock Market, in January 2010 the parties amended the convertible loan agreement to set the Conversion Price at $10.20 per share, which was the consolidated closing bid prce of the common stock on the OTC Bulletin Board on the business day prior to the date the agreement was entered into. As of December 31, 2009, the outstanding balance of the loan was $5.2 million, net of unamortized debt discount of $330,000.

In connection with the loan agreement, CDS Ventures of South Florida, LLC was granted certain registration rights under the Securities Act of 1933 with respect to the shares of common stock issuable upon conversion of the debt under the loan agreement. Further, pursuant to the loan agreement, we agreed to expand our board of directors to seven members and CDS Ventures of South Florida, LLC was given the right to designate two additional members of our board of directors, which were designated in November and December of 2009.

In January 2010, the Company entered into an agreement with CDS Ventures of South Florida, LLC to amend the $6.5 million convertible note issued in September 2009. This was done in order for the Company to comply with Nasdaq Stock Market’s listing requirements. The interest rate on the note was increased from 300 to 700 basis points over one (1) month LIBOR. The conversion price was modified from either $8.00 or a market price calculation to a fixed rate of $10.20 per share.

Our Refinance Agreement with Lucille Santini

On September 8, 2009, we entered into a convertible loan agreement with Lucille Santini, a principal shareholder. We received advances from Ms. Santini at various times during 2004 and 2005, totaling $76,000 and $424,000, respectively. The advances carried interest at a rate variable with the prime rate. In September 2009, the debt was refinanced, with no amortization and the note is due on September 8, 2012. This note carries a variable interest rate equal to 300 basis points over the one (1) month LIBOR. Commencing on September 8, 2010 and continuing each three month period hereafter, we will make payments of all accrued but unpaid interest only. The loan can at any time be converted to shares of our common stock at the Conversion Price. The “Conversion Price” is: (A) from September 8, 2009 through and including December 31, 2011, equal to the lesser of (i) $8.00 per share, or (ii)”Market Price” on the date of conversion (as defined above); or (B) after December 31, 2011 the greater of (i) $8.00 per share, or (ii) Market Price on the date of conversion, as appropriately adjusted for in either case stock splits, stock dividends and similar events; provided, however, that, the Conversion Price shall never be less than $2.00 regardless of Market Price on the date of conversion. The maximum number of shares of common stock to be issued based on the lowest Conversion Price possible is 307,500 shares. As of December 31, 2009, the outstanding balance of the loan was $450,000, net of unamortized debt discount of $165,000.

In connection with the refinance agreement, was also granted Ms. Santini certain registration rights under the Securities Act of 1933 with respect to the shares of common stock issuable upon conversion of the debt.

Other Related Party Transactions

We have accrued $171,000 for Stephen Haley’s salary from March 2006 through May 30, 2007. Mr. Haley, our CEO, also lent us $50,000 in February 2006. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of December 31, 2009 was $121,000.

Our former COO lent us $50,000 in February 2008; the loan was repaid in March 2008. He also purchased in February 2008, 39,063 shares in a private placement for a total consideration of $75,000.

Jan Norelid, our former CFO, lent the Company $25,000 in February 2008, the loan was repaid in February 2008. He also purchased in February 2008, 12,255 shares in a private placement for a total consideration of $25,000.

Janice Haley, our Vice President, purchased in February 2008, 12,255 shares in a private placement for a total consideration of $25,000.

We rented in September, 2009, an office from a company affiliated with CD Financial LLC for $4,260 per month until February 2010, and thereafter on a month-to-month basis. The rental fee was commensurate with other properties available in the market.

Secondary Public Offering

On February 16, 2010, the Company sold 900,000 units resulting in aggregate gross proceeds of $14.5 million. Each unit consists of four shares of common stock and one warrant to purchase one share of common stock. The warrants are exercisable at a price of $5.32 per share at any time through February 8, 2013. In addition, the Company has granted the underwriters an option to purchase up to 135,000 additional units to cover over-allotments, exercisable at any time up to 45 days from the closing of the offering. The net proceeds of the offering after deducting the underwriting discount and estimated offering expenses were approximately $13.1 million.

Additional Debt and Preferred Stock Conversion

On March 10, 2010, we announced that CDS Ventures of South Florida, LLC, a principal shareholder of the Company agreed to convert $4.5 million of the $6.5 million of our convertible debt it holds to 441,176 shares of common stock, at a conversion price of $10.20 per share. CDS Ventures of South Florida LLC also agreed to convert all of our Series A preferred stock it holds, including accrued dividends, into 2,103,466 shares of common stock (a conversion price of $1.60 per share).

In addition, Lucille Santini, another principal shareholder, has agreed to convert the $615,000 of convertible debt she holds into 176,659 shares of common stock (a conversion price of$3.48 per share).

As a result of the foregoing, our outstanding convertible debt has been reduced to $2.0 million and all of our outstanding preferred shares have been converted to common stock

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS

CELSIUS HOLDINGS, INC AND SUBSIDIARIES

1900 NW Corporate Blvd., Suite 210 East Boca Raton, Florida 33431 Tel. 561-886-4200 Fax. 561-886-3330 e-mail:info@sherbcpa.com
SHERB & CO., LLP	Offices in New York and Florida

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Celsius Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Celsius Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, respectively, and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the years ended December 31, 2009 and 2008, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2009 and 2008, respectively, and the results of their operations and cash flows for the years ended December 31, 2009, and 2008, respectively, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP Certified Public Accountants

Boca Raton, Florida
March 5, 2010

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$606,737	$1,040,633
Accounts receivable, net	2,124,788	192,779
Inventories, net	1,650,337	505,009
Other current assets	893,202	12,155
Total current assets	5,275,064	1,750,576

Property, fixtures and equipment, net	179,832	183,353
Note receivable	-	250,000
Other long-term assets	18,840	18,840
Total Assets	$5,473,736	$2,202,769

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,722,031	$612,044
Loans payable	-	95,000
Short term portion of other liabilities	23,074	26,493
Due to related parties, short-term portion	1,110,000	120,000
Total current liabilities	2,855,105	853,537

Convertible note payable, net of debt discount	34,519	562,570
Convertible note payable, net of debt discount, related party	5,620,052	-
Due to related parties, long-term portion	61,034	700,413
Other liabilities	55,183	75,022
Total Liabilities	8,625,893	2,191,542

Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized,
165 shares and 200 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value: 50,000,000 shares
authorized, 12.0 million and 7.4 million shares
issued and outstanding, respectively	12,030	7,439
Additional paid-in capital	15,977,210	11,386,156
Accumulated deficit	(19,141,397)	(11,382,368)
Total Stockholders’ (Deficit) Equity	(3,152,157)	11,227
Total Liabilities and Stockholders’ (Deficit) Equity	$5,473,736	$2,202,769

See Notes to Consolidated Financial Statements

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008
Net revenue	$5,867,895	$2,589,887
Cost of revenue	3,063,142	1,833,184

Gross profit	2,804,753	756,703

Operating expenses:
Selling and marketing expenses	8,001,697	3,936,552
General and administrative expenses	2,256,800	1,740,143

Total operating expenses	10,258,497	5,676,695

Operating loss	(7,453,744)	(4,919,992)

Other income (expenses):
Interest income	16,337	70,441
Interest expense, related party	(84,536)	(773)
Interest expense, other	(237,086)	(411,276)

Total other expenses	(305,285)	(341,608)

Net loss	$(7,759,029)	$(5,261,600)

Basic and diluted -
Loss per share	$(1.02)	$(0.82)
Weighted average shares outstanding	7,627,383	6,435,182

See Notes to Consolidated Financial Statements

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance at December 31, 2007	-	$-	5,280,518	$5,281	$4,510,735	$(6,120,768)	$(1,604,752)

Issuance of preferred stock for cash	175	-			3,500,000		3,500,000
Issuance of stock in exchange of note	25	-	1,451,533	1,451	2,078,112		2,079,563
Issuance of common stock for cash			660,760	661	798,651		799,312
Shares issued as compensation			46,657	46	131,404		131,450
Beneficial conversion feature of debt instrument					170,460		170,460
Stock option expense					196,794		196,794
Net loss						(5,261,600)	(5,261,600)
Balance at December 31, 2008	200	-	7,439,468	7,439	11,386,156	(11,382,368)	11,227

Effects of rounding of reverse split			876	1	(1)		-
Conversion of preferred to common stock	(217)	-	4,343,000	4,343	(4,343)		-
Issuance of preferred stock as dividend	32	-			-		-
Issuance of preferred stock for cash	100	-			2,000,000		2,000,000
Issuance of stock in exchange of note	50	-	110,362	111	1,374,889		1,375,000
Issuance of common stock for cash			121,012	121	78,604		78,725
Shares issued as compensation			14,801	15	36,110		36,125
Beneficial conversion feature of debt instrument					547,000		547,000
Fee for acceleration of conversion of preference shares					(100,000)		(100,000)
Stock option expense					658,795		658,795
Net loss						(7,759,029)	(7,759,029)
Balance at December 31, 2009	165	$-	12,029,519	$12,030	$15,977,210	$(19,141,397)	$(3,152,157)

The Statement of Stockholders (deficit) equity has been restated for the 20 for one reverse stock split effectuated on December 23, 2009. The corresponding numbers of preferred shares, preferred stock amount, common shares, common stock amount and additional paid-in capital have all been retroactively adjusted for the reverse stock split.

See Notes to Consolidated Financial Statements

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,759,029)	$(5,261,600)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	55,103	31,605
Loss on disposal of assets	(1,172)	804
Adjustment to allowance for doubtful accounts	21,195	53,101
Adjustment to reserve for inventory obsolescence	(163,497)	190,601
Impairment of intangible assets	-	41,500
Issuance of stock options and warrant	658,795	196,794
Amortization of debt discount	189,001	211,245
Issuance of shares as compensation	36,125	131,450
Changes in operating assets and liabilities:
Accounts receivable	(1,953,204)	30,997
Inventories	(981,831)	(116,836)
Prepaid expenses and other assets	(881,047)	32,805
Accounts payable and accrued expenses	1,140,627	17,382
Deposit from customer	-	(400,000)
Net cash used in operating activities	(9,638,934)	(4,840,152)

Cash flows from investing activities:
Proceeds from sale of equipment	6,835	-
Purchases of property, fixtures and equipment	(57,245)	(151,065)
Net cash used in investing activities	(50,410)	(151,065)

Cash flows from financing activities:
Proceeds from sale of common stock	78,725	799,312
Proceeds from sale of preferred stock	2,000,000	3,500,000
Proceeds from issuance of convertible notes	5,500,000	990,900
Proceeds from note receivable, related party	1,950,000	1,000,000
Proceeds from loans payable	-	743,552
Repayment of loans payable	(158,258)	(1,183,087)
Repayment of note to related parties	(115,019)	(76,309)
Net cash provided by financing activities	9,255,448	5,774,368
(Decrease) Increase in cash	(433,896)	783,151

Cash, beginning of year	1,040,633	257,482
Cash, end of year	$606,737	$1,040,633
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$116,284	$190,826
Cash paid during the year for taxes	$-	$-
Non-Cash financing and investing activities
Issuance of shares for note payable	$1,375,000	$2,079,563
Debt discount for beneficial conversion feature	$547,000	$170,460

See Notes to Consolidated Financial Statements

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Business —Celsius Holdings, Inc. (f/k/a Vector Ventures Corp., the “Company”) was incorporated under the laws of the State of Nevada on April 26, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties. On December 26, 2006 the Company amended its Articles of Incorporation to change its name from Vector Ventures Corp. as well as increase the authorized shares to 17,500,000, $0.001 par value common shares and 2,500,000, $0.001 par value preferred shares.

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

Under the terms of the Merger Agreement, the Company issued:

•	3,545,612 shares of its common stock to the stockholders of Elite, including 66,862 shares of common stock issued as compensation, as full consideration for the shares of Elite;

•	warrants to Investa Capital Partners Inc. to purchase 177,891 shares of common stock of the Company for $500,000. The warrants were exercised in February 2007;

•	69,575 shares of its common stock as partial consideration for termination of a consulting agreement and assignment of certain trademark rights to the name “Celsius”;

•	options to purchase 532,351 shares of common stock of the Company in substitution for the options currently outstanding in Elite;

•
65,000 shares of its common stock concurrent with the Merger in a private placement to non-US resident investors for aggregate consideration of US$650,000 which included the conversion of a $250,000 loan to the Company.

Celsius Holdings, Inc’s majority stockholder, Mr. Kristian Kostovski, cancelled 360,000 shares of common stock of the Company held by him shortly after the close of the Merger Agreement.

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

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At December 31, 2009, the Company did not have any investments with maturities greater than three months.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2009 and December 31, 2008, there was an allowance for doubtful accounts of $74,296 and $53,101, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At December 31, 2009 and December 31, 2008, there was a reserve for obsolescence of $43,548 and $207,045 respectively.

Property, Fixtures, and Equipment — Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Impairment of Long-Lived Assets — In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount tot eh undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds it fair value.

Revenue Recognition — Revenue is recognized when the products are delivered, invoiced at a fixed price and the collectability is reasonably assured. Any discounts, sales incentives or similar arrangements with the customer are estimated at time of sale and deducted from revenue.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events and printed advertising. The Company incurred advertising expense of $4.2 million and $1.6 million, during the fiscal years 2009 and 2008, respectively.

Research and Development — Research and development costs are charged to operations as incurred and consists primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $115,000 and $261,000, during the fiscal years 2009 and 2008, respectively.

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

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of preferred shares, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of December 31, 2009 there were options outstanding to purchase 1.0 million shares, which exercise price averaged $4.44. The dilutive common shares equivalents, including convertible notes, preferred stock and warrants, of 2.8 million shares were not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dilutive common shares equivalent table	Shares	USD	Dilutive shares
Series A preferred stock	165.1		2,063,125
Convertible debt:		$36,000	9,915
Warrants (in the money)	350,000
Stock options (in the money)	640,688		528,050
Total dilutive common shares			2,819,967

If all dilutive instruments were exercised using the reverse treasury stock method, then the total number of shares outstanding would be 14.9 million shares.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the reported net loss.

Share-Based Payments —Effective January 1, 2006, the Company has fully adopted the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Recent Accounting Pronouncements

In December 2008, the FASB issued guidance in the Business Combinations Topic of the Codification. This guidance requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values including contingent consideration. In addition, this guidance changes the recognition of assets acquired and liabilities assumed arising from pre-acquisition contingencies and requires the expensing of acquisition-related costs as incurred. The guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We adopted this guidance effective January 1, 2009. Any impact would be on future acquisitions.

In April 2009, the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification on the determination of the useful life of an intangible asset. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. We do not expect the adoption of this guidance will have any effect on our financial statements.

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted this guidance effective for the quarter ending June 30, 2009. There is no impact of the adoption on our financial statements as of December 31, 2009.

In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance had no impact on our financial statements as of December 31, 2009, other than the additional disclosure.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective for us for the reporting period ending December 31, 2009. The adoption of this guidance had no impact on our financial statements as of December 31, 2009, other than the additional disclosure.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2009 and May 2009, respectively, the FASB issued the statements of financial accounting standards, none of which is anticipated to have a material impact on the Company’s results of operations or financial position.

All other new accounting pronouncements issued but not yet effective have been deemed to not be applicable; hence the adoption of these new standards is not expected to have a material impact on our results of operations, cash flows or financial position.

3.	INVENTORIES

Inventories consist of the following at:

	December 31, 2009	December 31, 2008
Finished goods	$1,178,488	$581,970
Raw Materials	515,397	130,084
Less: inventory valuation allowance	(43,548)	(207,045)
Inventories, net	$1,650,337	$505,009

4.	OTHER CURRENT ASSETS

Other current assets at December 31, 2009 and December 31, 2008 consist mainly of prepaid product demonstrations, prepaid TV advertising, prepaid professional fees, capitalized offering expenses, deposits on purchases.

5.	PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures and equipment consist of the following at:

	December 31, 2009	December 31, 2008
Furniture, fixtures and equipment	$277,582	$228,332
Less: accumulated depreciation	(97,750)	(44,979)
Total	$179,832	$183,353

Depreciation expense amounted to $55,103 and $31,605 during the fiscal years 2009 and 2008, respectively

6.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following at:

	December 31, 2009	December 31, 2008
Long term deposit on office lease	$18,840	$18,840
Intangible assets	41,500	41,500
Less: Impairment of intangible assets	(41,500)	(41,500)
Total	$18,840	$18,840

7.	NOTE RECEIVABLE

Note receivable from Golden Gate Investors, Inc. (“GGI”) was as of December 31, 2009 and December 31, 2008, $0 and $250,000, respectively. The note was due on February 1, 2012. In September, 2009, the note balance of $250,000 was offset against the outstanding debenture the company has with the same company. The note accrued 8% interest per annum. Also see Note 12 — Convertible note payable, other.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31, 2009	December 31, 2008
Accounts payable	$1,112,424	$411,185
Accrued expenses	609,607	200,859
Total	$1,722,031	$612,044

9.	DUE TO RELATED PARTIES

Due to related parties consists of the following as of:

	December 31, 2009	December 31, 2008
The Company received advances from one of its shareholders at various instances during 2004 and 2005, $76,000 and $424,000, respectively. In September, 2009, the debt was refinanced to a convertible note	$-	$643,916

In December 2008, the Company entered into a $1 million revolving line of credit with CD Financial, LLC (“CD”) and it carries interest of Libor plus three percentage points. The Company has pledged all of its assets as security for the line of credit. The line expires in December 2010.	950,000	-

In December 2009, the Company entered into an agreement to accelerate the conversion of its Series B preferred shares to common stock. The Company recognized a liability to be paid without interest in December 2010.	100,000	-

The Company’s CEO loaned the Company $50,000 in February 2006. Moreover, the Company accrued salary for the CEO from March of 2006 through May 2008 for a total of $171,000. In August 2009, the total debt was refinanced, has no collateral and accrues interest at 3%; monthly payments of $5,000 are due with a balloon payment of $64,000 in January 2011.	121,034	176,497
	$1,171,034	$820,413
Less: Short-term portion	$(1,110,000)	$(120,000)
Long-term portion	$61,034	$700,413

Convertible note payable

	December 31, 2009	December 31, 2008
Convertible note payable, related party see Note 13	$5,170,419	$-
Convertible note payable, related party see Note 13	449,633	-
Convertible note payable, long term	$5,620,052	$-

Also, see Note 13 — Convertible Note payable, related parties, and Note 15 — Related party transactions.

10.	LOANS PAYABLE

Loans payable consist of the following as of:

	December 31, 2009	December 31, 2008
The Company terminated a consulting agreement and received in assignment the rights to the trademark “Celsius” from one of its former directors. Payment was issued in the form of an interest-free note payable for $250,000 and 69,575 shares of common stock.	-	$95,000
	-	95,000

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	OTHER LIABILITY

During 2006 and 2008, the Company acquired a copier and 8 delivery vans, all of them financed. The outstanding balance on the aggregate loans as of December 31, 2009 and 2008 was $78,257 and $101,515, respectively, of which $23,074 and $26,493, is due during the next 12 months, respectively. The loans carry interest ranging from 5.4% to 9.1%. The total monthly principal payment is $2,099. The assets that were purchased are collateral for the loans.

12.	CONVERTIBLE NOTE PAYABLE, OTHER

On December 19, 2007, the Company entered into a $6 million security purchase agreement (the “Security Agreement”) with Golden Gate Investors, Inc (“GGI”), a California corporation. Under the Security Agreement, the Company issued as a first tranche a $1.5 million convertible debenture maturing on December 19, 2011. The debenture accrued seven and 3/4 percent interest per annum. As consideration the Company received $250,000 in cash and a note receivable for $1,250,000. The note receivable accrued eight percent interest per annum and was due on February 1, 2012. The note had a pre-payment obligation of $250,000 per month when certain criteria were fulfilled. The Company was not obligated to convert the debenture to shares, partially or in full, unless GGI prepaid the respective portion of its obligation under the note. The Security Agreement contained three more identical tranches for a total agreement of $6 million.

The debenture is convertible to common shares at a conversion rate of eighty percent of the average of the three lowest volume weighted average prices for the previous 20 trading days. The Company is not obligated to convert the amount requested into Company common stock if the conversion price is less than $4.00 per share. GGI’s ownership in the company could not exceed 4.99% of the outstanding common stock. Under certain circumstances the Company could have been forced to pre-pay the debenture with a fifty percent penalty of the pre-paid amount.

On September 8, 2009, the Company entered into an addendum to the agreement with GGI. Pursuant to the addendum, the balance of the Company’s note receivable, $250,000, was netted against the balance of the debenture issued to GGI and all future tranches were cancelled and terminated without penalty to either party.

The Company recorded a debt discount of $186,619 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The debt discount is being amortized over the term of the debenture. The Company recorded $136,949 and $46,656 as interest expense amortizing the debt discount during 2009 and 2008, respectively. The Company considered ASC 815 Derivatives and Hedging and concluded that the conversion option should not be bifurcated from the host. We also concluded that the conversion option is recorded as equity and not a liability.

From June 2008 to December 2009, the Company converted $1,149,000 of the debenture to approximately 1.0 million shares of Common Stock and the Company paid $65,000 of the debenture in cash.

The outstanding liability, net of debt discount, as of December 31, 2009 and December 31, 2008 was $34,519 and $562,570, respectively.

13.	CONVERTIBLE NOTE PAYABLE, RELATED PARTIES

The Company entered into a loan agreement for up to $6.5 million in September 2009 and issued a convertible note to one of its shareholders. The Company had drawn $5.5 million as of December 31, 2009. The note carries interest of one month LIBOR plus 3%, payable the first time on the anniversary of the agreement, thereafter quarterly. The loan matures on September 9, 2012. The outstanding balance can be immediately converted into the Company’s common stock at a conversion price. The conversion price was originally based on a price of  $8.00 per share, or a market price calculation at the date of conversion. In order to comply with the listing requirements for the Nasdaq Stock Market, in January 2010, the parties emended the convertible loan agreement to set the conversion price to $10.20, which was the consolidated closing bid price of the common stock on the OTC Bulletin Board on the business day prior to the date the loan agreement was entered into. At the same time the interest rate was increased to one month LIBOR plus 7%. The Company recorded a debt discount totaling $362,500 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of each draw on the loan. The debt discount is being amortized over the remaining term of the debenture. The Company recorded $32,919 as interest expense amortizing the debt discount during 2009. The Company considered requirements by the Derivatives and Hedging Topic of the ASC and other guidance and concluded that the conversion option should not be bifurcated from the host contract and the conversion option is recorded as equity and not a liability. The net outstanding balance as of December 31, 2009 was $5,170,419, after deducting unamortized debt discount of $329,581.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company entered into a refinance agreement for $615,000 in September, 2009 and issued a convertible note to one of its shareholders. The Company restructured an already existing note issued to the shareholder. The outstanding balance can be immediately converted in the Company common stock at a conversion price from September 8, 2009 through and including December 31, 2011, equal to the lesser of (i) $8.00 per share, or (ii) the average of the ten daily VWAPs for the 10 Trading Days immediately preceding the date on which a conversion notice is received (defined in the note as the “Market Price”); or (B) after December 31, 2011 the greater of (i) $8.00 per share, or (ii) the Market Price; provided that, the conversion price shall never be less than $2.00 (two dollars) regardless of the Market Price on the conversion date. The Company recorded a debt discount totaling $184,500 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The debt discount is being amortized over the term of the debenture. The Company recorded $19,133 as interest expense amortizing the debt discount during 2009. The Company considered requirements by the Derivatives and Hedging Topic of the ASC and other guidance and concluded that the conversion option should not be bifurcated from the host contract and the conversion option is recorded as equity and not a liability. The net outstanding balance as of December 31, 2009 was $449,633, after deducting unamortized debt discount of $165,367.

14.	PREFERRED STOCK

On August 8, 2008, the Company entered into a securities purchase agreement (“SPA1”) with CDS Ventures of South Florida, LLC (“CDS”), an affiliate of CD Financial, LLC (“CD”). Pursuant to SPA1, the Company issued 100 Series A preferred shares (“Preferred A Shares”), as well as a warrant to purchase an additional 50 Preferred A Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD. The Preferred A Shares can be converted into Company common stock at any time. SPA1 was amended on December 12, 2008 to provide that until December 31, 2010 the conversion price is $1.60, after which the conversion price is the greater of $1.60 or 90% of the volume weighted average price of the Common Stock for the prior 10 trading days. Pursuant to SPA1, the Company also entered into a registration rights agreement, pursuant to which the Company filed a registration statement for the common stock issuable upon conversion of Preferred A Shares. The registration statement filed in connection with the Preferred A Shares was declared effective on May 14, 2009. The Preferred A Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred A Shares. In March and December of 2009, the Company issued 15.05 Preferred A Shares in dividends for the years 2008 and 2009. The Preferred A Shares mature on February 1, 2013 and are redeemable only in Company Common Stock.

On December 12, 2008, the Company entered into a second securities purchase agreement (“SPA2”) with CDS. Pursuant to SPA2 the Company issued 100 Series B preferred shares (“Preferred B Shares”), as well as a warrant to purchase additional 100 Preferred B Shares, for a cash payment of $2.0 million. The Preferred B Shares can be converted into Company common stock at any time. Until December 31, 2010, the conversion price is $1.00, after which the conversion price is the greater of $1.00 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to SPA2, the Company also entered into a registration rights agreement, pursuant to which the Company filed on October 9, 2009, a registration statement for the common stock issuable upon conversion of Preferred B Shares. The registration statement was subsequently withdrawn. The Company is obligated to file a new registration statement upon notice from CDS. The Preferred B Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred B Shares. In March 2009, the Company issued 0.55 Preferred B Shares in dividends.

On March 31, 2009, CDS exercised its right to purchase additional 100 Preferred B Shares and executed a subscription agreement for $2.0 million. The monies for the subscription were paid on April 7 and May 1, 2009. In December 2009, CDS entered into an agreement with the Company whereby they converted all the Preferred B Shares, including accrued dividends for 2009 of 17.1 Preferred B Shares, to 4,343,000 shares of Common Stock. As compensation for the accelerated conversion, the Company will pay CDS $100,000 in December 2010, recorded as reduction of additional paid in capital.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain covenants of Series A preferred shares restrict the Company from entering into additional debt arrangements or permitting liens to be filed against the Company’s assets, without approval from the holder of the preferred shares. There is a mandatory redemption in cash, if the Company breaches certain covenants of the agreements. The holders have liquidation preference in case of company liquidation. The Company has the right to redeem the preferred shares early by the payment in cash of 104% of the liquidation preference value. The Company may redeem Series A at any time on or after July 1, 2010.

The following table sets forth the conversion of Preferred Stock into common stock:

Convertible Stock	Number shares	Value/share	Convertible into number of common Stock
Preferred A	165.1	$20,000.00	2,063,125

The number of shares converted into is based on the current conversion price.

15.	RELATED PARTY TRANSACTIONS

The CEO has guaranteed the financing for the Company’s offices and purchases of vehicles. The CEO has not received any compensation for the guarantees.

The COO of the Company lent the Company $50,000 in February 2008, the loan was repaid in March 2008. The COO also purchased in February 2008, 39,063 shares in a private placement for a total consideration of $75,000.

The CFO of the Company lent the Company $25,000 in February 2008, the loan was repaid in February 2008. The CFO also purchased in February 2008, 12,255 shares in a private placement for a total consideration of $25,000.

The Vice President of Strategic Accounts and Business Development purchased in February 2008, 12,255 shares in a private placement for a total consideration of $25,000.

The Company rented in October, 2009, an office from a company affiliated with CD Financial LLC, for $4,260 monthly until March 2010, and thereafter on a month-to-month basis. The rental fee was commensurate with other properties available in the market.

Also, see Note 9 — Due to related parties.

16.	STOCKHOLDERS’ DEFICIT

Issuance of common stock pursuant to conversion of note

In January 2008, the Company restructured the then outstanding balance of a note and issued 50,000 unregistered shares for an equivalent value of $121,555, and a new non-interest bearing note for $105,000. The note calls for 7 monthly principal payments beginning March 1, 2008. The Company paid off the outstanding balance as of December 31, 2008.

In June 2008, the Company issued 559,201 unregistered shares as conversion of notes for $750,000 that were originally issued in December 2007 and April 2008.

During 2008, the Company issued 842,332 as a partial conversion of a debenture for $774,000 originally issued in December 2007. The Company issued 110,363 shares as a partial conversion of the same debenture for $375,000 during 2009.

Issuance of common stock pursuant to services performed

In March 2008, the Company issued a total of 37,500 unregistered shares as compensation to an international distributor at a fair value of $120,000.

In September through December, 2008, the Company issued a total of 9,157 unregistered shares as compensation to a consultant and a distributor at a fair value of $11,450.

During 2009, the Company issued a total of 14,801 unregistered shares as compensation to a consultant and a distributor at a fair value of $36,125.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Issuance of common stock pursuant to exercise of warrant and stock options

On February 15, 2008, the Company issued 834 shares of unregistered common stock in accordance to its 2006 Stock Incentive Plan to an employee exercising vested options for a consideration of $312.

During 2009, the Company issued 121,012 shares of common stock in accordance to its 2006 Stock Incentive Plan to employees exercising vested options for an aggregate consideration of $78,725.

Issuance of common stock pursuant to private placements

In February 2008 the Company issued a total of 159,926 unregistered shares of common stock in private placements for an aggregate consideration of $298,900, net of commissions.

In March 2008 the Company issued a total of 500,000 unregistered shares of common stock in a private placement, for an aggregate consideration of $500,100. In addition, the investor received a warrant to purchase 350,000 unregistered shares of common stock during a 3-year period, at an exercise price of $2.60 per share. Of the total consideration, $100,000 was paid in March and $400,100 was paid on April 7, 2008.

Issuance of preferred stock pursuant to conversion of note

In November 2009, the Company issued 50 unregistered Preferred A Shares for the cancellation of a note in the amount of $1,000,000.

Issuance of preferred stock pursuant to private placement

In August 2008, the Company issued 100 unregistered Preferred A Shares, as well as a warrant to purchase additional 50 Preferred A Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000.

In December 2008, the Company issued 100 unregistered Preferred B Shares, as well as a warrant to purchase additional 100 Preferred B Shares, for a cash payment of $2.0 million.

On March 31, 2009, CDS exercised its right to purchase additional 100 Preferred B Shares and executed a subscription agreement for $2 million payment. CDS made payments of $1 million each on April 7 and May 1, 2009.

Also, see Note 14 — Preferred Stock.

17.	INCOME TAXES

For the years ended December 31, 2009 and 2008, the Company’s net tax provision was zero.

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	2009	2008
Statutory federal rate	(34.0%)	(34.0%)
State income tax	(3.6%)	(3.6%)
Effect of permanent differences	4.2%	3.0%
Change in valuation allowance	33.4%	34.6%
	0.0%	0.0%

The deferred tax asset consisted of the following at December 31:

	2009	2008
Net operating losses	$6,474,000	$3,803,000
Other deferred tax assets	82,000	206,000
Valuation allowance	(6,556,000)	(4,009,000)
Total	$0	$0

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of December 31, 2009 and December 31, 2008 was $6.6 million and $4.0 million, respectively. The increase in valuation allowance was $2.5 million and $1.8 million in 2009 and 2008, respectively. The increase in valuation allowance was primarily attributable to the increase in net operating losses. The Company has recorded a valuation allowance at December 31, 2009 of $6.6 million or 100% of the assets.

Net operating loss carry forwards expire:

2024	$95,699
2025	787,446
2026	1,392,190
2027	3,303,187
2028	4,528,859
2029	7,095,757
Total	$17,203,138

The Company’s net operating loss carry forwards may be limited due to ownership changes pursuant to Internal Revenue Code section 382.

In July 2006, the FASB issued ASC 740. This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. ASC 740 is effective for fiscal years beginning after December 15, 2006. Management has evaluated all of its tax positions and determined that ASC 740 did not have a material impact on the Company’s financial position or results of operations during its year ended December 31, 2009

18.	STOCK-BASED COMPENSATION

The Company adopted an Incentive Stock Plan on January 18, 2007. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company's common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. While the plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Until 2017, options to acquire up to 2.5 million shares of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

The Company has issued approximately 1.1 million options to purchase shares at an average price of $4.02 with a fair value of $2.5 million. For the year ended December 31, 2009 and December 31, 2008, the Company recognized $429,562 and $196,794, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations). As of December 31, 2009 and December 31, 2008, the Company had approximately $1.7 million and $192,000, respectively, of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 1.4 years. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase approximately 421,172 shares that have vested, and 121,845 shares were exercised as of December 31, 2009. The following is a summary of the assumptions used:

Risk-free interest rate	1.3% - 4.9%
Expected dividend yield	—
Expected term	3 – 5 years
Expected annual volatility	73% - 90%

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available. The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards, which ranges from 3 to 4 years. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price in the market in which its shares trade which can be expected to repeat itself in the future. This is due to among other things that in the past the Company’s stock has traded on the OTC Bulletin Board and will now trade on the NASDAQ National Market;

•
The expected term represents the period of time that awards granted are expected to be outstanding .With the passage of time, actual behavioral patterns surrounding the expected term will replace the current methodology;

•	The expected dividend yield is 0, based on the Company’s policy not to issue cash dividends; and
•
The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award.

In March, 2008, the Company issued a total of 37,500 shares as compensation to an international distributor at a fair value of $120,000.

During 2009 and 2008, the Company issued a total of 14,801 and 9,157, respectively, shares as compensation to a consultant and a distributor at a fair value of $36,125 and $11,450, respectively. The consultant will receive additional shares with fair value of $2,000 monthly as long as the consultancy agreement continues.

The following table summarizes information about options for purchase of shares; granted, exercised and forfeited during the two-year period ending December 31, 2009:

		Weighted Average		Weighted Average
Options	Shares (in thousands)	Exercise Price	Fair Value	Remaining Contractual Term (in years)
at December 31, 2007	583	$1.88	$1.09	6.7
Granted	149	2.15	1.31
Exercised	(1)	0.37	0.22
Forfeiture	(59)	9.05	5.25
At December 31, 2008	672	$1.32	$0.78	5.9
Granted	477	7.87	4.23
Exercised	(121)	0.65	0.40
Forfeiture	(31)	5.20	2.85
At December 31, 2009	997	$4.44	$2.41	6.4
Exercisable at December 31, 2009	299	$1.77	$1.16	3.3
Available for future grant	1,375

The following table summarizes information about options outstanding at December 31, 2009:

Range of Exercise Price	Number Outstanding at December 31, 2009 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009 (000s)	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$0.37 - $1.20	457	4.4	$0.45	199	$0.40	2.5
$1.80 - $2.80	176	6.3	$2.28	83	$2.21	4.1
$3.20 - $9.40	63	8.1	$7.11	1	$4.60	7.9
$10.80 - $10.80	285	9.2	$10.80	-	-	-
$12.00 - $22.00	16	7.5	$18.03	11	$18.03	7.5
Outstanding options	997	6.4	$4.44	293	$1.58	3.2

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about non-vested options outstanding at December 31, 2009:

Total Non-vested options	Number of	Weighted Average Grant
	shares (000s)	Date Fair Value
At December 31, 2007	577	$1.10
Granted	149	1.31
Vested	(259)	0.99
Forfeited	(49)	5.42
At December 31, 2008	418	0.74
Granted	477	4.23
Vested	(169)	1.06
Forfeited	(28)	2.02
At December 31, 2009	698	$3.00

19.	STOCK OPTIONS AND WARRANTS

An investment banking firm received, as placement agent for the Fusion Capital financing, a warrant to purchase 3,750 shares at a price of $26.20 per share. If unexercised, the warrant expires on June 22, 2012.

In March, 2008 the Company issued a total of 500,000 unregistered shares of common stock in a private placement, for an aggregate consideration of $500,100. In addition, the investor received a warrant to purchase 350,000 unregistered shares of common stock at an exercise price of $2.60 per share. If unexercised, the warrant expires on March 28, 2011.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Warrants	Weighted Average	Warrants	Weighted Average
	in (‘000s)	Exercise Price	in (‘000s)	Exercise Price
Balance at the beginning of year	2,979	$1.35	4	$26.20
Granted	50	9.00	2,975	1.31
Exercised	(2,625)	1.14	—	—
Expired	—	—	—	—
Balance at the end of year	404	$3.61	2,979	$1.35

Warrants exercisable at end of year	404	$3.61	2,979	$1.35
Weighted average fair value of the
warrants granted during the year		$7.63		$1.36

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding and exercisable at December 31, 2009, for selected exercise prices, is as follows:

Exercise Price	Number Outstanding at December 31, 2009 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.60	350	1.3	$2.60
$9.00	50	2.8	$9.00
$26.20	4	2.6	$26.20
	404	1.4	$3.61

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.	OPERATING LEASES

The Company renewed its office lease effective October 2009. The monthly rent amounts to $6,717 per month and the lease terminates in September 2010. The Company also entered into a lease of a second office in September 2009, for 6 months, the monthly lease payment is $4,260. Future annual minimum payments required under operating lease obligations at December 31, 2009 are as follows:

Future Minimum Lease Payments
2010	$68,973
2011 and thereafter	0
Total	$68,973

21.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is the management belief that no such agreement has created any liability as of today’s date.

There is one agreement that also has liquidated damages, but instead of a monetary damage, the potential liability is to have to issue shares to the distributor at a purchase price of $1.20. The quantity of shares depends on this distributor’s purchases from the Company as compared to the Company’s total revenue.

22.	BUSINESS AND CREDIT CONCENTRATION

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

During 2009, the Company recorded revenue to two customers during the year a total of 29.4% of the Company’s total revenue for the year. Both customers are continuing customers and we have recognized revenue from both of them in 2010.

23.	SUBSEQUENT EVENTS

In January 2010, the Company entered into an agreement with CDS Ventures of South Florida, LLC to amend the $6.5 million convertible note issued in September 2009. This was done in order for the Company to comply with Nasdaq Stock Market’s listing requirements. The interest rate on the note was increased from 300 to 700 basis points over one (1) month LIBOR. The conversion price was modified from either $8.00 or a market price calculation to a fixed rate of $10.20 per share. On March 10, 2010, CDS gave notice to convert $4.5 million of the convertible note to 441,176 shares of common stock, and they also gave notice of their election to convert all of their Series A Preferred Stock, including accrued dividends to 2,103,446 shares of common stock (a conversion price of $1.60 per share.)

On February 16, 2010, the Company sold 900,000 units resulting in aggregate gross proceeds of $14.5 million. Each unit consists of four shares of common stock and one warrant to purchase one share of common stock. The warrants are exercisable at a price of $5.32 per share at any time through February 8, 2013. In addition, the Company has granted the underwriters an option to purchase up to 135,000 additional units to cover over-allotments, exercisable at any time up to 45 days from the closing of the offering. The net proceeds of the offering after deducting underwriting discount and estimated offering expenses were approximately $13.1 million.

Lucille Santini issued a conversion notice on March 3, 2010, for the convertible note to be converted to 176,659 shares of common stock (a conversion price of $3.48 per share.)

We have evaluated events and transactions that occurred subsequent to December 31, 2009 through March 10, 2010, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures shown, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A       DISCLOSURE CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9B       OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The name, age and positions of our directors and executive officers are set forth below:

Name	Age	Position

Stephen C. Haley	52	Chief Executive Officer, President and Chairman of the Board of Directors

Geary W Cotton	57	Chief Financial Officer and Director

Jeffrey L. Perlman	45	Chief Operating Officer

Janice H. Haley	48	Vice President of Strategic Accounts and Business Development

James R. Cast	61	Director

William H. Milmoe	61	Director

Thomas E. Lynch	62	Director

Christina A. Nast	78	Director

Richard J. Swanson	55	Director

Set forth below is a brief description of the background and business experience of each of our directors and executive officers:

Stephen C. Haley is our Chief Executive Officer, President and Chairman of the board of directors, and has served in these capacities since January 2007, when we acquired Elite FX, Inc. Mr. Haley co-founded Elite FX, Inc., in April 2004 and served as its CEO from its inception until our acquisition of that company. From 2001 to March 2004, Mr. Haley, together with his wife, Janice Haley, invested in multiple beverage distribution and manufacturing companies. From 1999 to 2001, he held positions as COO and Chief Business Strategist for MAPICS, a publicly held, international software company with over 500 employees and $145 million in revenue. From 1997 to 1999, he was CEO of Pivotpoint, a Boston-based Enterprise Requirements Planning (ERP) software firm, backed by a venture capital group which included Goldman Sachs, TA Associates and Greyloc. He holds a BSBA in Marketing from the University of Florida. The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Haley should serve as a director included his knowledge of the company, his previous experience as owner of a beverage distributor, as well as his experience as Chairman of a startup software company and COO of a publicly traded company as more fully detailed above.

Geary W. Cotton has been a director of our company since September 2008 and assumed the position of Chief Financial Officer in January 2010. Mr. Cotton is director of a privately held insurance industry company, XN Financial. From 1986 to 2000, Mr. Cotton was Chief Financial Officer of Rexall Sundown, a publicly-held manufacturer of vitamins and supplements. Mr. Cotton was a director and audit committee chairman of QEP Co. Inc. from 2002 to May 2006. Mr. Cotton is a retired certified public accountant with over 30 years of broad business experience in both public accounting and private industry. Mr. Cotton is a graduate of University of Florida. The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Cotton should serve as a director included his qualification as a certified public accountant and his experience as the CFO of a publicly traded nutritional supplement company.

Jeffrey L. Perlman is our Chief Operating Officer. Mr. Perlman joined our company in such capacity in January 2009. From 2002 to December 2008 Mr. Perlman was President of Community Ventures Inc., a consulting firm offering business development, public relations, government relations, strategic planning, publishing and economic development services. Mr. Perlman is the former mayor of the City of Delray Beach. Mr. Perlman is also a member of the board of directors of the Business Development Board of Palm Beach County, the Greater Delray Beach Chamber of Commerce and several other non-profit organizations. Mr. Perlman holds a BA in Political Science from the State University of New York, College at Oswego.

Janice H. Haley is our Vice President of Strategic Accounts and Business Development and has served in such capacity since our acquisition of Elite FX, Inc. in January 2007. Ms. Haley joined Elite FX, Inc., in June 2006 as Vice President of Marketing. From 2001 to June 2006, Ms. Haley, together with her husband Stephen C. Haley, was an investor in beverage distribution and manufacturing companies. Ms. Haley has over 20 years management expertise including the software technology industry in enterprise applications and manufacturing industries specializing in business strategy, sales and marketing. From 1999 to 2001 she was Director of Corporate Communications of MAPICS. From 1997 to 1999 she worked as Vice President of Marketing of Pivotpoint. Ms. Haley holds a BSBA in Marketing from University of Florida.

James R. Cast has been a director of our company in January 2007. Mr. Cast is a certified public accountant and is the owner of an Accounting firm in Ft. Lauderdale, Florida, which specializes in tax and business consulting. Prior to forming his firm in 1994, Mr. Cast was senior tax Partner-in-Charge of KPMG Peat Marwick’s South Florida tax practice. During his 22 years at KPMG Peat Marwick he also served the South Florida coordinator for all mergers, acquisitions, and business valuations. He is a member of AICPA and FICPA. He currently is a member of the board of directors of the Covenant House of Florida. He has a BA from Austin College and a MBA from the Wharton School at the University of Pennsylvania. .   The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Cast should serve as a director included his qualification as a certified public accountant and his 22 years of experience with KPMG.

William H. Milmoe has been a director of our company since August 2008. Since January 2006, Mr. Milmoe has served as President and Chief Financial Officer of CDS International Holdings, Inc., a private investment firm. From 1997 to January 2006, he was CDS International Holdings, Inc.’s Chief Financial Officer and Treasurer. Mr. Milmoe is a certified public accountant with over 40 years of broad business experience in both public accounting and private industry. His financial career has included positions with PricewaterhouseCoopers, General Cinema Corporation, an independent bottler of Pepsi Cola products and movie exhibitor. Mr. Milmoe is member of both the Florida and the American Institute of Certified Public Accountants.  The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Milmoe should serve as a director included his qualification as a certified public accountant and his 40 years of relevant business and financial experience.

Thomas Lynch became a director of our company in November 2009. Mr. Lynch has been President of the Plastridge Insurance Agency, a local independent agency, since 1975. He has been a director of 1st United Bank since 2004 and on the Board of Governors for Citizens Property & Casualty Insurance since February 2009. He is also on the board of many charitable organizations and has served as an elected official for many government entities over the past twenty years. Mr. Lynch is a graduate of Loyola University in Chicago. He received his CPCU degree in 1978 from the American Institute for Property & Liability Underwriters. The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Lynch should serve as a director included his diverse experience as  a board member of several different companies and over 30 years of business experience.

Christian A. Nast has been a director of our company since January 2010. Mr. Nast was CEO of Rexall Sundown, a publicly-held manufacturer of vitamins and supplements, from 1997 until his retirement in 2000. From 1995 to 1997, Mr. Nast was Rexall Sundown’s President and COO. Mr. Nast was executive vice president for Colgate North America from 1989 until 1995. Mr. Nast was a director of QEP Co. Inc. from 1998 to July 2006 and of The Tilton School from 2002 until May of 2007. Nast earned a BA in Economics from Bates College and an MBA from New York University. He retired from the United States Marine Corps as a Major. The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Nast should serve as a director included his prior experience as the CEO and  COO of a publicly traded nutritional products company and vice president of a consumer products company as well as the skill gained as Major in the United States Marine Corp

Richard Swanson has been a director of our company since December 2009. Mr. Swanson has been a principal of the Swanson Group, a consumer products sales and marketing firm since 1998. Mr. Swanson is serving his second term as a member of the National Association of Chain Drug Stores Retail Advisory Board and currently functioning on its steering committee. Mr. Swanson has been a senior executive within the consumer products industry for 31 years and held positions with Procter & Gamble and Confab Corporation prior to forming his own sales and marketing firm in 1998. Mr. Swanson is a graduate of the University of Illinois. The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Swanson should serve as a director included his 31 years of experience as a senior executive in the consumer products industry as well as his experience as a member of the National Association of Chain Drug Stores Retail Advisory Board.

Janice Haley is Stephen C. Haley’s spouse. There are no other family relationships among our executive officers and directors.

Pursuant to the securities purchase agreement relating to the Series A preferred stock, CDS Ventures of South Florida, LLC was granted the right to designate two members of our five member board of directors. Messrs. Milmoe and Cotton are currently the designees of CDS Ventures of South Florida, LLC on our board of directors pursuant to this agreement. In connection with the loan agreement entered into with CDS Ventures of South Florida, LLC in September 2009, we agreed to expand our board of directors to seven persons and CDS Ventures of South Florida, LLC was granted the right to designate two additional directors or a majority of our board of directors. Messrs. Lynch and Swanson are its two additional designees.

Compensation of Directors

Our bylaws provide that, unless otherwise restricted by our certificate of incorporation, our board of directors has the authority to fix the compensation of directors.  The directors may be paid their expenses, if any, related to attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as our director.  Our bylaws further provide that no such payment will preclude any director from serving our company in any other capacity and receiving compensation therefore.  Further, members of special or standing committees may be given compensation for attending committee meetings.

Effective January 18, 2007, non-employee directors received cash fees of $4,000 per year. Effective January 1, 2010, the annual cash fee for outside directors is $12,000.  In addition, members of the audit committee receive an additional annual cash fee of $2,000 and the chairman of the audit committee receives $2,000 for serving in such capacity.  Members of the compensation and nominating and corporate governance committees receive an additional cash fee of $1,000.

In addition to the foregoing, each new member of the board of directors will receive stock options under our Amended 2006 Stock Incentive Plan to purchase 10,000 shares of our common stock upon joining the board of directors and each director will receive stock options to purchase 2,500 shares of our common stock upon the completion of each year of service.  The exercise price of the stock options will be the fair market value of our common stock as of the date of grant.

Terms of Directors and Executive Officers

All of our directors serve until the next annual meeting of shareholders and until their successors are elected by shareholders and qualified, or until their earlier death, retirement, resignation or removal.  Currently, our board of directors consists of seven persons, four of whom have been designated by CDS Ventures of South Florida, LLC.  Our bylaws authorized the board of directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more of the directors, with such powers and authority (to the extent permitted by law and these bylaws) as may be provided in such resolution.  Executive officers serve at the pleasure of the board of directors.

Board Committees and Independence

In November 2009, our board of directors established three committees, an audit committee, a compensation committee and a nominating and corporate governance committee. The audit committee currently consists of Messrs. Cast, Nast and Lynch, the compensation committee currently consists of Messrs. Cast, Nast and Milmoe and the nominating and corporate governance committee currently consists of Messrs. Milmoe, Nast and Cast.   Our board of directors has determined that each of Messrs. Cast, Nast, Lynch and Milmoe is “independent” within the meaning of the applicable rules and regulations of the Securities and Exchange Commission and the listing standards of the Nasdaq Stock Market.

In addition, we believe each of Messrs. Cast, Nast, Milmoe and Lynch qualifies an “audit committee financial expert” as the term is defined by the applicable rules and regulations of the Securities and Exchange Commission and the Nasdaq Stock Market listing standards, based on their respective business professional experience in the financial and accounting fields.

Audit Committee

The audit committee assists our board of directors in its oversight of the company’s accounting and financial reporting processes and the audits of our company’s financial statements, including (i) the quality and integrity of our company’s financial statements, (ii) our company’s compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence and (iv) the performance of our company’s internal audit functions and independent auditors, as well as other matters which may come before it as directed by the board of directors.  Further, the audit committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

•
be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for our company;

•
discuss the annual audited financial statements and the quarterly unaudited financial statements with management and the independent auditor prior to their filing with the Securities and Exchange Commission in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

•
review with our company’s financial management on a period basis (a) issues regarding accounting principles and financial statement presentations, including any significant changes in our company’s selection or application of accounting principles, and (b) the effect of any regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of our company;

•	monitor our company’s policies for compliance with federal, state, local and foreign laws and regulations and our company’s policies on corporate conduct;

•	maintain open, continuing and direct communication between the board of directors, the audit committee and our independent auditors; and

•
monitor our compliance with legal and regulatory requirements and shall have the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act, as may be warranted.

Mr. Cast is the chairman of our audit committee.

Compensation Committee

The compensation committee aids our board of directors in meeting its responsibilities relating to the compensation of our company’s executive officers and to administer all incentive compensation plans and equity-based plans of the company, including the plans under which company securities may be acquired by directors, executive officers, employees and consultants.  Further, the compensation committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

•
review periodically our company’s philosophy regarding executive compensation to (i) ensure the attraction and retention of corporate officers; (ii) ensure the motivation of corporate officers to achieve our company’s business objectives, and (iii) align the interests of key management with the long-term interests of our company’s shareholders;

•	review and approve corporate goals and objectives relating to Chief Executive Officer compensation and other executive officers of our company;

•
make recommendations to the board of directors regarding compensation for non-employee directors, and review periodically non-employee director compensation in relation to other comparable companies and in light of such factors as the compensation committee may deem appropriate; and

•	review periodically reports from management regarding funding our company’s pension, retirement, long-term disability and other management welfare and benefit plans.

Mr. Milmoe is the chairman of our compensation committee.

Compensation Consultants
Neither the compensation committee nor company management has engaged outside compensation consultants.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee recommends to the board of directors individuals qualified to serve as directors and on committees of the board of directors to advise the board of directors with respect to the board of directors composition, procedures and committees to develop and recommend to the board of directors a set of corporate governance principles applicable to our company; and to oversee the evaluation of the board of directors and our company’s management. The nominating committee does not have a policy to consider diversity in nominating directors.

Further, the nominating and corporate governance committee, to the extent it deems necessary or appropriate, among its several other responsibilities shall:

•
recommend to the board of directors and for approval by a majority of independent directors for election by shareholders or appointment by the board of directors as the case may be, pursuant to our bylaws and consistent with the board of director’s evidence for selecting new directors;

•	review the suitability for continued service as a director of each member of the board of directors when his or her term expires or when he or she has a significant change in status;

•	review annually the composition of the board of directors and to review periodically the size of the board of directors;

•	make recommendations on the frequency and structure of board of directors meetings or any other aspect of procedures of the board of directors;

•	make recommendations regarding the chairmanship and composition of standing committees and monitor their functions;

•	review annually committee assignments and chairmanships;

•	recommend the establishment of special committees as may be necessary or desirable from time to time; and

•	develop and review periodically corporate governance procedures and consider any other corporate governance issue.

Mr. Milmoe is the chairman of our nominating and corporate governance committee.

Governance Structure

The Company has chosen to combine the principal executive officer and board chairman positions. Given the relatively small size of the Company, combining the principal executive officer and board chairman positions is the most efficient board leadership structure. Further, five of the Company’s seven board members are independent.  Due to the significant majority of independent directors the Company believes that combining the principal executive officer and board chairman positions is the most appropriate board leadership structure for the Company.

No lead independent director has been designated to chair meetings of the independent directors.

Board of Directors Role in Risk Oversight

The Company’s audit committee has periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes.  The Company’s audit committee is comprised of a majority independent directors and chaired by an independent director.  The Company believes that the board’s role in risk oversight does not materially affect the leadership structure of the Company.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.  This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from our Secretary at our executive offices in Delray Beach, Florida.  A copy of our code of ethics is available on our website at www.celsius.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership of, and transactions in, our equity securities with the SEC. Such directors, executive officers and 10% shareholders also are required to furnish us with copies of all Section 16(a) reports they file.

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% shareholders were complied with during 2009, with the exception of the following:

•	Late filing of Form 3 on behalf of Thomas E. Lynch ..
•	Late filing of Form 4 in two instances on behalf each of Carl DeSantis and William Milmoe.
•	Failure to file a Form 4 by Lucille Santini upon entry into the September 8, 2009 convertible loan agreement with our Company.

We believe that each of the foregoing was inadvertent.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following table sets forth certain information concerning the compensation paid to our Chief Executive Officer, Chief Financial Officer and our two other most highly compensated executive officers who earned at least $100,000 during the periods described below.  No other executive officer had compensation of $100,000 or more for the periods described below.

Name & Principal Position	Year	Salary	Stock Awards	Option Awards(3)	All Other (1) Compensation	Total (4) Compensation
Stephen C. Haley,	2009	$159,877	$-	$145,007	$-	$304,884
President, CEO and	2008	$141,231	$-	$-	$-	$141,231
Chairman of the Board	2007	$93,877	$-	$24,769	$51,000	$169,646

Jan A. Norelid,	2009	$159,877	$-	$145,007	$7,478	$312,361
CFO (2)	2008	$141,092	$-	$62,120	$7,200	$210,412
	2007	$135,831	$25,000	$20,271	$4,985	$186,087

Jeffrey Perlman,	2009	$141,231	$-	$317,703	$-	$458,934
COO	2008	$-	$-	$-	$-	$-
	2007	$-	$-	$-	$-	$-

Janice H. Haley,	2009	$123,615	$-	$72,503	$-	$196,118
Vice President	2008	$98,077	$-	$17,256	$-	$115,333
	2007	$103,846	$-	$33,025	$-	$136,871

(1)
From March 2006 through part of May 2007 the Company accrued Mr. Haley’s salary and $120,000 have still not paid it, the accrued amounts are shown under All Other Compensation as $51,000 for 2007.
Mr. Norelid received $7,478, $7,200 and $4,985 in health insurance reimbursement, for 2009, 2008 and 2007, respectively.

(2)	Mr. Norelid stepped down as an executive officer and director or our company in January 2010.
(3)	All option awards represent the full grant date fair value of the awards issued during the years presented.
(4)	There were no bonus, no non-equity incentive plan compensation and no non-qualified deferred compensation earnings during any of 2007, 2008 and 2009.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2009:

	Fees earned or paid in cash	Option Awards (6)	All Other Compensation	Total (7) Compensation
James R. Cast (1) (2)	$4,000	$13,533	$-	$13,533
William H Milmoe (1)(3)	$4,000	$54,132	$-	$58,132
Geary W. Cotton (1)(3)	$4,000	$54,132	$-	$58,132
Thomas E. Lynch (4)	$-	$36,934	$-	$36,934
Richard J. Swanson (5)	$-	$25,750	$-	$25,750

(1)	Cash compensation to non-employee directors through December 31, 2009 was set at $4,000 annually. The fee of $4,000 for the year of service ended in January 2009 was paid to the directors in 2010.
(2)	Represents options to purchase 2,500 shares of common stock issued to Mr. Cast in August 2009 at an exercise price equal to $10.80 per share.
(3)	Represents options to purchase 10,000 shares of common stock issued to Mr. Milmoe and Mr. Cotton in August 2009 at an exercise price equal to $10.80 per share
(4)	Represents options to purchase 10,000 shares of common stock issued to Mr. Lynch in November 2009 at an exercise price equal to $7.20 per share
(5)	Represents options to purchase 10,000 shares of common stock issued to Mr. Swanson in December 2009 at an exercise price equal to $5.06 per share
(6)	All option awards represent the full grant date fair value of the awards issued during the year
(7)	There were no stock awards, no non-equity incentive plan compensation and no non-qualified deferred compensation earnings during 2009.

Employment Agreements

We are party to an employment agreement with Stephen C. Haley, our Chief Executive Officer and Chairman of the Board, which expires on December 31, 2011. The agreement with Mr. Haley provides for a base annual salary of $165,000 and a discretionary annual bonus. Mr. Haley is entitled to severance benefits if his employment is terminated upon his death or by us other than for cause. These severance benefits include (a) a lump sum payment in the event of his death equal to his annual base salary plus the annualized amount of incentive compensation paid Mr. Haley most recently multiplied by the term remaining in his employment agreement and (b) a lump sum payment in the event of a termination other than for cause equal to his annual base salary plus the annualized amount of incentive compensation paid Mr. Haley most recently multiplied by the greater of the term remaining in his employment agreement or one year, and a continuation of all other benefits through for the greater of the term remaining in his employment agreement or one year. If Mr. Haley terminates his employment for reasons other than our breach of the agreement or if we terminate the agreement for cause, Mr. Haley will not be entitled to severance benefits.

We are also party to employment agreement with Janice Haley, our Vice President, which provides for a base annual salary of $120,000 and an annual discretionary bonus. This agreement expires December 31, 2010. If Ms. Haley’s employment agreement is terminated other than for cause she is entitled to severance benefits equal to one twelfth of the sum of her then current annual base salary plus the annualized amount of incentive compensation paid to her within the last year before the date of termination, multiplied by the greater of (i) the number of full and partial months remaining in the term of the agreement or (ii) three months.

If after a change of control, excluding control by CD Financial, LLC and/or its affiliates, either Mr. Haley or Ms. Haley terminates his or her respective employment agreement, then a severance benefit is due to the employee. The severance benefits consist of a lump sum payment equal to his or her annual base salary plus the annualized amount of incentive compensation multiplied by two years, in the case of Mr. Haley, and the greater of six months or the remaining employment agreement term in the case of Ms. Haley.

On January 5, 2009 we entered into an employment agreement with Jeffrey Perlman, our Chief Operating Officer. It provides for a base annual salary of $144,000, and an annual discretionary bonus.  If Mr. Perlman’s employment agreement is terminated other than for cause, he is entitled to severance in an amount equal to his then current annual base salary plus the annualized amount of incentive compensation paid to him within the last year before the termination date, multiplied by the number of full and partial years remaining in the term of the agreement.

Bonus plans have not yet been established by the board of directors or the compensation committee, but may contain items such as goals to achieve certain revenue, to reduce cost of production, to achieve certain gross margin, to achieve financing and similar criteria.

These employment agreements may be terminated by us for cause, which includes the executive committing an act or an omission resulting in a willful and material breach of or failure or refusal to perform his or her duties, committing fraud, embezzlement, misappropriation of funds or breach of trust in connection with his or her services, conviction of any crime which involves dishonesty or breach of trust, or acts of gross negligence in the performance of his or her duties (provided that we give the executive notice of the basis for the termination and an opportunity for 15 days to cease committing the alleged conduct) or violation of the confidentiality or non-competition requirements of the employment agreement.

Under the terms of each of the employment agreements, during the term of employment and during the severance period, but in no event not less than one year, after termination of employment, neither Mr. Haley nor Ms. Haley may own, manage or work for, directly or work for, a competitive business in any geographic region in which we conduct business. A competitive business is the manufacturing export, sale or distribution of calorie-burning beverages and supplements. The post-employment noncompete period for an employee can be extended by an additional year if we pay the employee an amount equal to 30% of his or her last annual base salary and bonuses.

The compensation package for Geary W. Cotton, who became our Chief Financial Officer in January 2010, will consist of a base salary of $120,000 and a grant under our Amended 2006 Stock Incentive Plan of options to purchase 150,000 shares of common stock at an exercise price of $4.25 per share, vesting over a three-year period.  We have entered into an employment agreement with Mr. Cotton setting forth these terms, as well as severance, change in control and non-competition provisions comparable to those contained in the employment agreements with Mr. Haley.

In January 2010, Jan Norelid, who had served as our Chief Financial Officer and a director since January 2007, stepped down from those positions.  Mr. Norelid will remain with the Company for a period of between three and six months to assist Geary W. Cotton, who became our Chief Financial Officer in January 2010.  Mr. Norelid will be owed approximately $340,000 in severance pursuant to the terms of his employment.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock outstanding to the named executive officers at December 31, 2009.

Option awards:	Number of securities underlying unexercised Options (#)		Equity incentive plan awards: Number of securities underlying unexercised	Option exercise price	Option expiration
Name	Exercisable	Unexercisable	unearned options (#)	($)	date

Stephen C. Haley, CEO	-	-	25,000	$10.80	8/7/2019
Jan A. Norelid, CFO	-	-	25,000	$10.80	8/7/2019
Jeffrey Perlman, COO (3)	-	-	100,000	various	various
Janice H. Haley, VP	-	-	12,500	$10.80	8/7/2019

(1)	Adjusted to give effect to our 1-for-20 reverse stock split implemented in December 2009. All grants are under our Amended 2006 Stock Incentive Plan.
(2)	Mr. Norelid stepped down as an executive officer and director of our company in January 2010.
(3)	Mr. Perlman was granted 50,000 options with an exercise price of $0.86 in January 2009 and 50,000 options with an exercise price of $10.80 in August 2009, both of which expire 10 years after issuance.
(4)	There were no stock awards in 2009.

In January 2010, options to purchase 150,000 shares of our common stock were granted to Geary W. Cotton, upon his assuming the position of Chief Financial Officer of our company, and options to purchase 15,000 shares of our common stock were granted to Jan Norelid as part of his separation agreement.  The exercise price of such options is $4.25 per share.

Amended 2006 Incentive Stock Plan

In January 2007, we adopted our 2006 Incentive Stock Plan, which was amended in July 2009. The Amended 2006 Incentive Stock Plan provides for equity incentives to be granted to our employees, officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Amended 2006 Incentive Stock Plan, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The Amended 2006 Incentive Stock Plan is administered by the compensation committee of the board of directors. In the absence of such committee, the board of directors administers the plan. 2,500,000 shares of common stock are reserved for issuance pursuant to the exercise of awards under the Amended 2006 Incentive Stock Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal shareholders

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 5, 2010 for:

•	each of our executive officers and directors;
•	all of our executive officers and directors as a group; and
•	any other beneficial owner of more than five percent (5%) of our outstanding common stock.

Beneficial Ownership
	Shares Beneficially Owned (2)(3) Number

Name and Address of Beneficial Owner(1)		Percentage
Carl DeSantis (4)	7,607,581	41.0%
William H. Milmoe (5)	7,605,581	41.0%
CD Financial, LLC (6)	7,602,581	41.0%
CDS Ventures of South Florida, LLC (7)	7,043,380	38.0%
Stephen C. Haley (8)	1,437,541	9.0%
Lucille Santini (9)	1,083,906	6.8%
Joseph & Gionis LLC	850,000	5.2%
Pentwater Capital Management, LP (10)	800,000	5.0%
Janice Haley (11)	158,480	1.0%
Jeffrey Perlman (12)	16,667	0.1%
James Cast (13)	20,789	0.0%
Geary Cotton (14)	2,500	0.0%
Thomas Lynch	-	-%
Richard Swanson	-	-%
All executive officers and directors as a	9,241,558	49.0%
group (8 persons) (15)
________________

(1)	Unless otherwise noted in footnotes to this table, the address of each beneficial owner listed on the table is c/o Celsius Holdings, Inc., 140 NE 4th Avenue, Suite C, Delray Beach, FL 33483.

(2)
Based on 15,856,059 shares of common stock outstanding as of March 8, 2010, together with shares of common stock issuable upon exercise or conversion of warrants, stock options and convertible securities, which are presently exercisable or convertible or which become exercisable or convertible within 60 days of the date of this report, for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Shares of our Series A preferred stock vote on an “as converted” basis together with our common stock on all matters presented for a shareholder vote, except as required by Nevada law. As of the date of this report, 2,063,125 shares of our common stock are issuable upon conversion of our outstanding shares of Series A preferred stock.

(4)
Includes (a) 4,343,000 shares of common stock held or recorded by CDS Ventures of South Florida, LLC, which shares were issued upon conversion of our Series B preferred stock; (b) 5,000 shares of common stock held at record by Mr. DeSantis, (c) 559,201 shares of common stock held of record by CD Financial, LLC, (d) 2,063,125 shares of common stock issuable upon conversion of shares of Series A preferred stock held of record by CDS Ventures of South Florida, LLC, and (e) 637,255 shares of common stock issuable upon conversion of a $6.5 million convertible promissory note held of record by CDS Ventures of South Florida, LLC. Voting power of shares of common stock beneficially owned by CD Financial, LLC and CDS Ventures of South Florida, LLC is shared by Carl DeSantis and William H. Milmoe. Mr. Milmoe does not have dispositive power with respect to such shares.

(5)
Includes (a) 500 shares of common stock held of record by Mr. Milmoe, (b) 2,500 shares of common stock issuable upon exercise of stock options, (c) the 559,201 shares of common stock held of record by CD Financial, LLC and (d) the 7,043,380 shares of common stock beneficially owned by CDS Ventures of South Florida, LLC as more fully described in footnote (4) above. Mr. Milmoe and Carl De Santis share voting power with respect to shares of common stock beneficially owned by CDS Financial, LLC and CDS Ventures of South Florida, LLC. Mr. Milmoe does not have dispositive power with respect to such shares.

(6)
Includes (a) 559,201 shares of common stock held of record by CD Financial, LLC and (b) 7,043,380 shares of common stock beneficially owned by CDS Ventures of South Florida, LLC, as more fully described in footnote (4) above.

(7)	Includes 7,043,380 shares of common stock beneficially owned by CDS Ventures of South Florida, LLC as described in footnote (4) above.

(8)
Includes (a) 1,337,247 shares of common stock held of record by Mr. Haley and (b) 100,294 shares of common stock issuable upon exercise of stock options held by Mr. Haley. Excludes all shares of common stock owned of record and beneficially by Janice Haley, Mr. Haley’s spouse, in which shares he disclaims beneficial ownership.

(9)	Includes (a) 1,083,906 shares of common stock held of record by Ms. Santini.

(10)	Pursuant to a Schedule 13g filed with the SEC on February 18, 2010. The address of the shareholder is 227 West Monroe, Suite 4000, Chicago, IL 60606.

(11)
Includes (a) 12,255 shares of common stock held of record by Ms. Haley and (b) 146,225 shares of common stock issuable upon exercise of stock options held by Ms. Haley. Does not include shares of common stock owned of record or beneficially by Stephen C. Haley, her spouse, in which shares Ms. Haley disclaims beneficial ownership.

(12)	Includes 16,667 shares of common stock issuable upon exercise of stock options held by Mr. Perlman.

(13)	Includes (a) 3,210 shares of common stock held of record by Mr. Cast and (b) 17,579 shares of common stock issuable upon exercise of stock options held by Mr. Cast.

(14)	Includes 2,500 shares of common stock issuable upon exercise of stock options held by Mr. Cotton.

(15)	Includes shares of common stock owned of record and beneficially as described in footnotes (5), (8) and (10) through (13).

Lock Up Agreements

Our executive officers, directors, Carl DeSantis, CDS Ventures of South Florida, LLC and CD Financial, LLC, have agreed that they will not directly or indirectly sell, offer, contract to sell, make a short sale, pledge or otherwise publicly dispose of any shares of our common stock (or any of our securities exercisable for or convertible into common stock) owned by them, until August 15, 2010, without the prior consent of Ladenburg Thalmann & Co. Inc.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2009, certain information related to our compensation plans under which shares of our common stock are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	997,451	$4.44	1,375,952
Equity compensation plans not approved by security holders	—	—	—
Total	997,451	$4.44	1,375,952

Material Features of Plan Approved by Shareholders

On January 18, 2007, we adopted our 2006 Incentive Stock Plan, and amended on July 16,2009. The 2006 Incentive Stock Plan provides for equity incentives to be granted to our employees, officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2006 Incentive Stock Plan, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Incentive Stock Plan is administered by the Compensation Committee of the Board of Directors

Material Features of Individual Arrangements Not Approved by Shareholders

As of December 31, 2009, we do not have any individual equity compensation arrangements outside of our Amended 2006 Incentive Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 8, 2009, we entered into a convertible loan agreement with Lucille Santini, a principal shareholder. We received advances from Ms. Santini at various times during 2004 and 2005, totaling $76,000 and $424,000, respectively. The advances carried interest at a rate variable with the prime rate. In July, 2008, the debt was refinanced, with interest at prime rate flat and monthly amortization of $5,000. A balloon payment of approximately $606,000 was due in January 2010. In July, 2009, the debt was refinanced again, with interest at prime rate flat and monthly amortization of $11,500. A balloon payment of approximately $451,600 was due in January 2011. This note together with a cash payment of $3,699 was exchanged for a new note due on September 8, 2012. This note carries a variable interest rate equal to 300 basis points over the one (1) month LIBOR. Commencing on September 8, 2010 and continuing each three month period hereafter, we will make payments of all accrued but unpaid interest only. The loan can at any time be converted to shares of our common stock at the Conversion Price. The “Conversion Price” is: (A) from September 8, 2009 through and including December 31, 2011, equal to the lesser of (i) $8.00 per share, or (ii)”Market Price” on the date of conversion (as defined above); or (B) after December 31, 2011 the greater of (i) $8.00 per share, or (ii) Market Price on the date of conversion, as appropriately adjusted for in either case stock splits, stock dividends and similar events; provided, however, that, the Conversion Price shall never be less than $2.00 regardless of Market Price on the date of conversion. The maximum number of shares of common stock to be issued based on the lowest Conversion Price possible is 307,500 shares. As of December 31, 2009, the outstanding balance of the loan was $$450,000, net of unamortized debt discount of $165,000. On March 3, 2010, Ms. Santini issued to us a notice of her election to convert the entire note balance into 176,659 shares of common stock.

In connection with the July 2009 refinance agreement, Ms. Santini was also granted certain registration rights under the Securities Act of 1933 with respect to the shares of common stock issuable upon conversion of the debt.

We have accrued $171,000 in salary for Mr. Haley, our CEO, from March 2006 through May 30, 2007. Mr. Haley also lent us $50,000 in February 2006. The two debts were restructured in July 2008 into one note accruing 3% interest, no collateral, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of December 31, 2009 was $121,000.

Mr. Haley guaranteed the Company’s obligations under a factoring agreement with Bibby Financial Services, Inc, which subsequently was cancelled in November 2008. Mr. Haley has also guaranteed the financing of vehicles on our behalf, and previously guaranteed the office lease for the Company. Mr. Haley was not compensated for issuing the guarantees.

On August 8, 2008, we entered into a securities purchase agreement with CDS Ventures of South Florida, LLC. Pursuant to the agreement, we issued 100 shares of Series A preferred stock, as well as a warrant to purchase an additional 50 shares of Series A preferred stock, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD. The shares of Series A preferred stock are convertible into our common stock at any time. The securities purchase agreement was amended on December 12, 2008 to provide that until December 31, 2010, the conversion price is $1.60, after which the conversion price is the greater of $1.60 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to the securities purchase agreement, we also entered into a registration rights agreement, pursuant to which we registered the common stock issuable upon conversion of the Series A preferred stock for resale under the Securities Act of 1933. The Series A preferred stock accrues ten percent annual cumulative dividends, payable in additional shares of Series A preferred stock. We issued 15.1 shares of Series A preferred stock in dividends during 2009, as dividends for the years 2008 and 2009. The Series A preferred stock matures on February 1, 2013 and is only redeemable in our common stock.

In November 2009, CDS Ventures of South Florida, LLC exercised its right to purchase an additional 50 shares of Series A preferred stock in exchange for cancellation of a $1.1 million note issued to CD Financial, LLC.

On December 12, 2008, we entered into a second securities purchase agreement with CDS. Pursuant to this securities purchase agreement, we issued 100 shares of Series B preferred stock, as well as a warrant to purchase an additional 100 shares of Series B preferred stock, for a cash payment of $2.0 million. The shares of Series B preferred stock were convertible into our common stock at any time. Until December 31, 2010, the conversion price was $1.00, after which the conversion price was the greater of $1.00 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. We also granted CDS Ventures of South Florida, LLC certain registration rights under the Securities Act of 1933 with respect to the shares of common stock issuable upon conversion of the Series B preferred stock. The Series Preferred B stock accrued a ten percent annual cumulative dividend, payable in additional shares of Series B preferred stock. We issued 1 share of Series B preferred stock in dividends during the first quarter of 2009. The Series B preferred stock was scheduled to mature on December 31, 2013 and was only redeemable in our common stock.

On March 31, 2009, CDS Ventures of South Florida, LLC exercised its right to purchase additional 100 shares of Series B preferred stock and executed a subscription agreement for $2.0 million. The monies for the subscription were paid on April 7 and May 1, 2009.

On December 23, 2009, CDS Ventures of South Florida, LLC converted all of the shares of Series B preferred stock (including shares issuable in payment of accrued dividends) into 4,343,000 shares of common stock.  We recorded a liability to CDS Ventures of South Florida, LLC, for a $100,000 fee for their agreement to convert the Series B preferred stock into common stock on an expedited basis.

Certain covenants of the Series A preferred stock restrict us from entering into additional debt arrangements or permitting liens to be filed against our Company’s assets, without approval from the holder of the preferred stock. There is a mandatory redemption in cash, if we breach certain covenants of the agreements. The holders have liquidation preference of $20,000 per share in case of a liquidation of our company. We have the right to redeem the preferred shares early by the payment in cash of 104% of the liquidation preference value. We may redeem the Series A preferred stock at any time on or July 1, 2010.

On September 8, 2009, we entered into a convertible loan agreement with CDS Ventures of South Florida, LLC.  Under the loan agreement, CDS Ventures of South Florida, LLC will lend us up to $6,500,000, with disbursements of the $2,000,000 during each of September, October and November 2009 and $500,000 in December 2009, provided that no disbursement shall be made in an amount less than $500,000. Any amounts not requested for disbursement in one calendar month can be carried over to a subsequent month and disbursed in addition to the maximum of such subsequent month. The loan is due on September 8, 2012 and carries a variable interest rate equal to 300 basis points over the one (1) month LIBOR. In January 2010, we agreed to increase the interest rate to 700 basis points over the one (1) month LIBOR. Commencing on September 8, 2010 and continuing each three month period thereafter, we will make payments of all accrued but unpaid interest only on unpaid principal balance. The loan is convertible at any time into shares of our common stock at the Conversion Price. The “Conversion Price” was originally based on a price of $8.00 per share or a market price calculation at the date of conversion.  In order to comply with the listing requirements for the Nasdaq Stock Market, LLC, in January 2010, the parties amended the convertible loan agreement to increase the Conversion Price at $10.20 per share, which was the consolidated closing bid price of the common stock on the OTC Bulletin Board on the business day prior to the date the agreement was entered into. As of December 31, 2009, the outstanding balance of the loan was $5.2 million, net of unamortized debt discount of $330,000.

In connection with the loan agreement, CDS Ventures of South Florida, LLC was granted certain registration rights under the Securities Act of 1933 with respect to the agreement with CDS Ventures of South Florida, LLC pursuant to which we filed a registration statement with the Securities and Exchange Commission in October of 2009 for shares of common stock issuable upon conversion of the debt under the loan agreement.  This registration statement was subsequently withdrawn on November 17, 2009.

Under its various securities purchase and loan agreements with us, CDS Ventures of South Florida, LLC has the right to designate four out of seven members of our board of directors, which have all been nominated..

We have funded part of our working capital from a line of credit with CD Financial, LLC. The line of credit was entered into in December 2008 and is for $1.0 million. The interest rate is LIBOR rate plus three percent on the outstanding balance. The line expires in December 2010 and is renewable. In connection with the revolving line of credit we have entered into a loan and security agreement under which we have pledged all our assets as security for the line of credit. The outstanding balance under the line of credit as of December 31, 2009 was $950,000. Subsequent to year-end, in February 2010, we terminated the line of credit and paid off the entire balance.

We have entered into a six month lease agreement expiring in March 2010 for office space with CDR Plaza, Ltd. a company controlled by Carl DeSantis. The monthly rate is $4,260 for a 3,000 square foot space, which we believe to be comparable to market rates.  See “Item 1. Business” and “Item 7 Management’s Discussion and Analysis or Plan of Operation” with respect to the March 2010 conversion of (i) $4.5 million and $615,000 in convertible debt held by CDS Ventures of South Florida, LLC and Lucille Santini, respectively, into common stock and (ii) the Series A preferred stock held by CDS Ventures of South Florida, LLC, into common stock.

Related party transactions are contracted on terms comparable to the terms of similar transactions with unaffiliated parties. As part of our code of ethics, any related party transaction must be approved in advance. If the interested party is an officer or director of the Company, approval must be obtained from of a majority of the Audit Committee of the Board or the Board itself, provided that only those that do not have a relationship or an interest in the transaction are eligible to cast a vote. In each such case, the full scope of the conflict of interest must be disclosed to senior management and the Audit Committee

Conflicts Relating to Executive Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our executive officers or directors.

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by the independent accountants or accrued for the fiscal years ended December 31, 2009 and 2008 for professional services for the audit of the Company's annual financial statements and the reviews included in the Company's Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $72,500 and $50,500, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $0.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $2,500 and $0 during the years ended December 31, 2009 and 2008, respectively.

All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

Audit Committee

The audit committee assists our board of directors in its oversight of the company’s accounting and financial reporting processes and the audits of the company’s financial statements, including (i) the quality and integrity of the company’s financial statements, (ii) the company’s compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence and (iv) the performance of our company’s internal audit functions and independent auditors, as well as other matters which may come before it as directed by the board of directors. Further, the audit committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

•
be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for our company;

•
discuss the annual audited financial statements and the quarterly unaudited financial statements with management and the independent auditor prior to their filing with the Securities and Exchange Commission in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

•
review with the company’s financial management on a period basis (a) issues regarding accounting principles and financial statement presentations, including any significant changes in our company’s selection or application of accounting principles, and (b) the effect of any regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of our company;

•	monitor our company’s policies for compliance with federal, state, local and foreign laws and regulations and our company’s policies on corporate conduct;

•	maintain open, continuing and direct communication between the board of directors, the audit committee and our independent auditors; and

•
monitor our compliance with legal and regulatory requirements and shall have the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act, as may be warranted.

Mr. Cast is the chairman of our audit committee.

Based on our audit committee’s review of the matters noted above and its discussions with our independent auditors and our management, our audit committee approved that the audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2009.

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

ITEM 15.	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(a) Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Reorganization dated January 26, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
2.2	Articles of Merger	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on November 21, 2005
3.2	Bylaws	Incorporated by reference to Exhibit B to the Company’s Information on Form DEF-14C as filed with the SEC on December 5, 2006
3.3	Articles of Amendment	Incorporated by reference to Exhibit A to the Company’s Information on Form DEF-14C as filed with the SEC on December 5, 2006
3.4	Certificate of Change	Incorporated by reference to Exhibit 3.4 to the Company’s Amended filing of Form S-1 as filed with the SEC on January 22, 2010
4.1	Warrant Agreement with Joseph & Gionis LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 7, 2008
4.2	Amended Stock Option Plan Adopted	Incorporated by reference to Exhibit 4.5 to the Company’s Proxy Statement filed as Appendix A on DEF 14A filed with the SEC on May 20, 2009
4.3	Certificate of Amendment to Certificate of designation	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 17, 2008
4.4	Certificate of designation	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 17, 2008

4.5	Form of Underwriter’s unit purchase option	Incorporated by reference to Exhibit 4.5 to the Company’s Amended filing of Form S-1 as filed with the SEC on January 22, 2010
4.7	Warrant Agreement with attached form of warrant	Incorporated by reference to Exhibit 4.5 to the Company’s Amended filing of Form S-1 as filed with the SEC on February 8, 2010
10.1	Stock Grant Agreement with Gregory Horn	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
10.2	Promissory Note to Special Nutrition Group, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007
10.3	Revised and Restated Employment Agreement with Stephen Haley	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 17, 2009
10.4	Revised and Restated Employment Agreement with Jan Norelid	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 17, 2009
10.5	Employment Agreement with Richard McGee, as amended	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2007
10.6	Revised and Restated Employment Agreement with Janice Haley	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 17, 2009
10.7	Stock Grant Agreement Addendum 1 with Jan Norelid	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB as filed with the SEC on May 15, 2007
10.8	Common Stock Purchase Agreement with Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2007
10.9	Registration Rights Agreement with Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2007
10.10	Promissory note issued to CD Financial, LLC dated December 18, 2007 , as amended	Incorporated by reference to Exhibit 10.12 to the Company’s filing of Form 10-KSB as filed with the SEC on March 3, 2008
10.11	Secured promissory note issued by Golden Gate Investors, Inc. dated December 19, 2007	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K/A as filed with the SEC on January 9, 2008
10.12	Secured purchase agreement between Celsius Holdings, Inc. and Golden Gate Investors, Inc. dated December 19, 2007	Incorporated by reference to Exhibit 10.3 to the Company’s filing of Form 8-K/A as filed with the SEC on January 9, 2008
10.13	7 ¾% Convertible Debenture issued by Celsius Holdings, Inc. dated December 19, 2007	Incorporated by reference to Exhibit 10.4 to the Company’s filing of Form 8-K/A as filed with the SEC on January 9, 2008
10.14	Securities purchase agreement between Celsius Holdings, Inc. and CDS Ventures of South Florida, LLC. dated August 8, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s filing of Form 8-K as filed with the SEC on August 12, 2008

10.15	Registration rights agreement between Celsius Holdings, Inc. and CDS Ventures of South Florida, LLC. dated August 8, 2008	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K as filed with the SEC on August 12, 2008
10.16	Loan and Security Agreement between Celsius, Inc and CD Financial, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K as filed with the SEC on December 10, 2008
10.17	Securities purchase agreement between Celsius Holdings, Inc. and CDS Ventures of South Florida, LLC. dated December 12, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s filing of Form 8-K as filed with the SEC on December 17, 2008
10.18	Registration rights agreement between Celsius Holdings, Inc. and CDS Ventures of South Florida, LLC. dated December 12, 2008	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K as filed with the SEC on December 17, 2008
10.19	Employment Agreement with Jeffrey Perlman	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 7, 2009
10.20	Unsecured note issued to CD Financial, LLC dated August 12, 2009, refinanced and replaced by 10.25	Incorporated by reference to Exhibit 10.1 to the Company’s filing of Form 8-K as filed with the SEC on August 13, 2009
10.21	Convertible note issued to CDS Ventures of South Florida, LLC dated September 8, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s filing of Form 8-K as filed with the SEC on September 10, 2009
10.22	Loan and Security Agreement between Celsius Holdings, Inc and CD Financial, LLC dated September 8, 2009.	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K as filed with the SEC on September 10, 2009
10.23	Registration rights agreement between Celsius Holdings, Inc. and CDS Ventures of South Florida, LLC. dated September 8, 2009	Incorporated by reference to Exhibit 10.3 to the Company’s filing of Form 8-K as filed with the SEC on September 10, 2009
10.24	Unsecured note issued to CD Financial, LLC dated September 29, 2009	Incorporated by reference to Exhibit 10.24 to the Company’s Original filing of Form S-1 as filed with the SEC on October 12, 2009
10.25	Convertible note issued to Lucille Santini	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2009
10.26	Refinance Agreement between Celsius Holdings, Inc. and Lucille Santini	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2009
10.27	Addendum to Securities Purchase Agreement between Celsius Holdings, Inc. and Golden Gate Investors, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2009
10.28	Amendment to Registration Rights agreement with CDS Ventures of South Florida, LLC	Incorporated by reference to Exhibit 10.28 to the Company’s Original filing of Form S-1 as filed with the SEC on November 19, 2009

10.29	Audit Committee Charter	Incorporated by reference to Exhibit 10.29 to the Company’s Original filing of Form S-1 as filed with the SEC on November 19, 2009
10.30	Compensation Committee Charter	Incorporated by reference to Exhibit 10.30 to the Company’s Original filing of Form S-1 as filed with the SEC on November 19, 2009
10.31	Nominating and Corporate Governance Committee Charter	Incorporated by reference to Exhibit 10.31 to the Company’s Original filing of Form S-1 as filed with the SEC on November 19, 2009
14.1	Code of Ethical Conduct	Incorporated by reference to Exhibit 14.1 to the Company’s Original filing of Form SB-2 as filed with the SEC on July 20, 2007
21.1	Subsidiaries of Registrant	Incorporated by reference to Exhibit 22.1 to the Company’s Form 10-K as filed with the SEC on March 9, 2009
23.1	Consent of Sherb & Co., LLP	Filed herewith
99.1	Results from Clinical Studies	Incorporated by reference to Exhibit 99.1 to the Company’s Original filing of Form SB-2 as filed with the SEC on July 20, 2007
99.2	Abstract from Clinical Study released in June 2008	Incorporated by reference to Exhibit 99.2 to the Company’s Original filing of Form S-1 as filed with the SEC on August 29, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2010	CELSIUS HOLDINGS, INC.

	By:	/s/Stephen C. Haley
	Name:	Stephen C. Haley
	Titles:	Principal Executive Officer, Chief Executive Officer and President

	By:	/s/ Geary W. Cotton
	Name:	Geary W. Cotton
	Titles:	Principal Financial and Accounting Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Stephen C. Haley	Chairman of the Board, Principal Executive Officer,	March 10, 2010
Stephen C. Haley	Chief Executive Officer and President

/s/ Geary W. Cotton	Director, Principal Financial and Accounting	March 10, 2010
Geary W. Cotton	Officer, Chief Financial Officer, Secretary and Treasurer

/s/ James Cast	Director	March 10, 2010
James Cast

/s/ William H. Milmoe	Director	March 10, 2010
William H. Milmoe

/s/ Thomas E. Lynch	Director	March 10, 2010
Thomas E. Lynch

/s/ Christian A Nast	Director	March 10, 2010
Christian A. Nast

/s/ Richard J Swanson	Director	March 10, 2010
Richard J Swanson

EXHIBIT INDEX

ExhibitNo.	Title

23.1	Consent of Sherb & Co., LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer