Form 10-Q
period 2010-03-31
Celsius Holdings, Inc.
filed 2010-05-13
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CELSIUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	001-34611	20-2745790
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Securities registered under Section 12(g) of the Exchange Act:  None

140 NE 4th Avenue, Suite C
Delray Beach, FL 33483
(Address of principal executive offices) (Zip Code)

(561) 276-2239
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 10, 2010 was 18,400,681.

CELSIUS HOLDINGS, INC.

Table of contents

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations for three months ended March 31, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Discussion about Market Risk	17

Item 4T.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6.	Exhibits	17

Signatures		18

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS	March 31, 2010	December 31, 20091
	(unaudited)
Current assets:
Cash and cash equivalents	$10,179,198	$606,737
Accounts receivable, net of allowance of $122,841 and $74,296, respectively	1,740,957	2,124,788
Inventories, net of reserve of $43,548 and $43,548, respectively	1,558,778	1,650,337
Other current assets	995,462	893,202
Total current assets	14,474,395	5,275,064

Property, fixtures and equipment, net of accumulated depreciation of $66,784 and $97,750, respectively	123,671	179,832
Other long-term assets	18,840	18,840
Total Assets	$14,616,906	$5,473,736

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,994,546	$1,722,031
Short term portion of other liabilities	-	23,074
Due to related parties, short-term portion	60,000	1,110,000
Total current liabilities	3,054,546	2,855,105

Convertible note payable, net of debt discount	34,704	34,519
Convertible note payable, net of debt discount, related party	2,000,000	5,620,052
Due to related parties, long-term portion	50,441	61,034
Other liabilities	-	55,183
Total Liabilities	5,139,691	8,625,893

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 2,500,000 shares authorized,
no shares and 165 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value: 50,000,000 shares
authorized, 18.4 million and 12.0 million shares	18,401	12,030
Additional paid-in capital	34,452,695	15,977,210
Accumulated deficit	(24,993,881)	(19,141,397)
Total Stockholders’ Equity (Deficit)	9,477,215	(3,152,157)
Total Liabilities and Stockholders’ Equity (Deficit)	$14,616,906	$5,473,736
1 Derived from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2010	2009

Net revenue	$2,336,884		$971,411
Cost of revenue	1,500,563		544,524

Gross profit	836,321		426,887

Selling and marketing expenses	4,755,452		1,221,045
General and administrative expenses	1,354,178		354,775
Total operating expenses	6,109,630		1,575,820

Loss from operations	(5,273,309)		(1,148,933)

Other expenses:
Loss on extinguishment of debt, related party	322,356		-
Interest expense, related party	261,856		7,410
Other interest (income) expense, net	(5,037)		21,587

Total other expense	579,175		28,997

Net loss	$(5,852,484)		$(1,177,930)

Weighted average shares outstanding -
basic and diluted	14,695,512		7,443,257
Loss per share - basic and diluted	$(0.40)	$	(0.16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended March 31
	2010	2009
Cash flows from operating activities:
Net loss	$(5,852,484)	$(1,177,930)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	13,091	12,628
Loss on disposal of assets	26,321	-
Adjustment to allowance for doubtful accounts	48,545	(30,623)
Adjustment to reserve for inventory obsolescence	-	(105,076)
Issuance of stock options	264,511	34,861
Amortization of debt discount	172,777	11,664
Loss on extinguishment of debt	322,356	-
Issuance of shares as compensation	-	16,125
Changes in operating assets and liabilities:
Accounts receivable	335,286	(354,475)
Inventories	91,559	(208,782)
Prepaid expenses and other current assets	(102,260)	(68,578)
Accounts payable and accrued expenses	1,272,515	347,725
Net cash used in operating activities	(3,407,783)	(1,522,461)

Cash flows from investing activities:
Purchases of property, fixtures and equipment	(6,088)	(3,148)
Proceeds from sale of equipment	22,836	-
Net cash provided by (used in) investing activities	16,748	(3,148)

Cash flows from financing activities:
Proceeds from sale of common stock
and exercise of stock options	13,102,346	312
Repayment of loans payable	(78,257)	(26,195)
Proceeds from debt to related parties	1,000,000	660,000
Repayment of debt to related parties	(1,060,593)	(25,259)
Net cash provided by financing activities	12,963,496	608,858

Increase (decrease) in cash	9,572,461	(916,751)
Cash, beginning of period	606,737	1,040,633
Cash, end of period	$10,179,198	$123,882

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$76,199	$23,245
Cash paid during the year for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of preferred B shares for
subscription receivable	$-	$2,000,000
Issuance of shares for note payable	$4,960,225	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Celsius Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 26, 2005.. On January 26, 2007, the Company acquired Elite FX, Inc., a Florida corporation by merger with a wholly owned subsidiary of the Company.

Since the merger the Company has been engaged in the business of Elite FX, Inc., the development, marketing, sale and distribution of “functional” calorie-burning beverages under the Celsius® brand name.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented. A complete summary of significant accounting policies, some of which are discussed below, can be found in our form 10-K dated December 31, 2009, filed with the SEC on March 10, 2010.

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of preferred shares, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of March 31, 2010 there were options and options outstanding to purchase 2.8 million shares, which exercise price averaged $4.56. The dilutive common shares equivalents, including convertible notes, preferred stock and warrants, of 407,361 shares were not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive.

Dilutive common shares equivalent table	Shares	USD	Dilutive shares
Convertible debt:		$36,000	15,013
Warrants (in the money)	350,000		120,781
Stock options (in the money)	584,568		271,567
Total dilutive common shares			407,361

If all dilutive instruments were exercised using the reverse treasury stock method, then the total number of shares outstanding would be 18.8 million shares.

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable; hence the adoption of these new standards is not expected to have a material impact on our results of operations, cash flows or financial position.

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31, 2010	December 31, 2009
Accounts payable	$1,785,363	$1,112,424
Accrued expenses	1,209,183	609,607
Total	$2,994,546	$1,722,031

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	DUE TO RELATED PARTIES

Due to related parties consists of the following as of:

	March 31,	December 31,
	2010	2009
In December 2008, the Company entered into a $1 million revolving line of credit with CD Financial, LLC (“CD”) and it carries interest of Libor plus three percentage points. The Company has pledged all of its assets as security for the line of credit. The line was paid in full and terminated in February, 2010.	$-	$950,000

In December 2009, the Company entered into an agreement to accelerate the conversion of its Series B preferred shares to common stock and recognized a liability.	-	100,000

The Company’s CEO loaned the Company $50,000 in February 2006. Moreover, the Company accrued salary for the CEO from March of 2006 through May 2008 for a total of $171,000. In August 2009, the total debt was refinanced, has no collateral and accrues interest at 3%; monthly payments of $5,000 are due with a balloon payment of $64,000 in January 2011.	110,441	121,034
	$110,441	$1,171,034
Less: Short-term portion	$(60,000)	$(1,110,000)
Long-term portion	$50,441	61,034

Convertible note payable	March 31,	December 31,
	2010	2009
Convertible note payable, related party see Note 13	2,000,000	5,170,419
Convertible note payable, related party see Note 13	-	449,633
Convertible note payable, long term	$2,000,000	$5,620,052

5.	CONVERTIBLE NOTE PAYABLE, RELATED PARTIES

The Company entered into a loan agreement for up to $6.5 million in September 2009 and issued a convertible note to one of its shareholders. The note originally carried interest of one month LIBOR plus 3%, payable the first time on the anniversary of the agreement, thereafter quarterly. The loan matures on September 9, 2012. The outstanding balance can be immediately converted into the Company’s common stock at a conversion price. The conversion price was originally based on a price of $8.00 per share, or a market price calculation at the date of conversion. In order to comply with the listing requirements for the Nasdaq Stock Market, in January 2010, the parties emended the convertible loan agreement to set the conversion price to $10.20, which was the consolidated closing bid price of the common stock on the OTC Bulletin Board on the business day prior to the date the loan agreement was entered into. At the same time the interest rate was increased to one month LIBOR plus 7%. The Company recorded a debt discount totaling $362,500 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of each draw on the loan. The Company recorded $32,919 and $7,225 as interest expense amortizing the debt discount during 2009 and 2010, respectively, and the remaining balance, $322,356, was recorded as loss on extinguishment of debt when the loan was materially modified in January 2010. The Company considered requirements by the Derivatives and Hedging Topic of the ASC and other guidance and concluded that the conversion option should not be bifurcated from the host contract and the conversion option is recorded as equity and not a liability. In March 2010, the shareholder converted $4.5 million of the note to 441,176 shares of the Company’s common stock, (a conversion price of $10.20 per share). The net outstanding balance as of March 31, 2010 was $2,000,000.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company entered into a refinance agreement for $615,000 in September, 2009 and issued a convertible note to one of its shareholders. The Company restructured an already existing note issued to the shareholder. The outstanding balance can be immediately converted into the Company’s common stock at a conversion price from September 8, 2009 through and including March 31, 2011, equal to the lesser of (i) $8.00 per share, or (ii) the average of the ten daily VWAPs for the 10 Trading Days immediately preceding the date on which a conversion notice is received (defined in the note as the “Market Price”); or (B) after December 31, 2011 the greater of (i) $8.00 per share, or (ii) the Market Price; provided that, the conversion price shall never be less than $2.00 (two dollars) regardless of the Market Price on the conversion date. The Company recorded a debt discount totaling $184,500 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The shareholder converted the entire debt in March 2010 to 176,659 shares of the Company’s common stock (a conversion price of $3.48 per share). The Company recorded $10,592 and $19,133 as interest expense amortizing the debt discount during 2010 and 2009, respectively, and the remaining balance of $154,775 was recorded upon conversion as interest expense. The Company considered requirements by the Derivatives and Hedging Topic of the ASC and other guidance and concluded that the conversion option should not be bifurcated from the host contract and the conversion option is recorded as equity and not a liability.

6.	PREFERRED STOCK

On August 8, 2009, the Company entered into a securities purchase agreement (“SPA1”) with CDS Ventures of South Florida, LLC (“CDS”), an affiliate of CD Financial, LLC (“CD”). Pursuant to SPA1, the Company issued 100 Series A preferred shares (“Preferred A Shares”), as well as a warrant to purchase an additional 50 Preferred A Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD. The Preferred A Shares can be converted into Company common stock at any time. SPA1 was amended on December 12, 2008 to provide that until December 31, 2010 the conversion price is $1.60, after which the conversion price is the greater of $1.60 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to SPA1, the Company also entered into a registration rights agreement, pursuant to which the Company filed a registration statement for the common stock issuable upon conversion of the initially purchased Preferred A Shares. The registration statement filed in connection with the Preferred A Shares was declared effective on May 14, 2009. The Preferred A Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred A Shares. In March and December of 2009, the Company issued 15.05 Preferred A Shares in dividends for the years 2008 and 2009.

On November 16, 2009, CDS exercised its right to purchase additional 50 Preferred A Shares in exchange for a note owed to them. In March 2010, CDS converted all its Preferred A Shares, including accrued dividends for 2010, to 2,103,446 shares of common stock (a conversion price of $1.60 per share).

7.	RELATED PARTY TRANSACTIONS

The CEO has guaranteed the lease agreement for the Company’s offices. The CEO has not received any compensation for the guarantees.

The Company rented in October, 2009, an office from a company affiliated with CD Financial LLC, for $4,260 monthly until March 2010, and thereafter on a month-to-month basis. The rental fee was commensurate with other properties available in the market.

Also, see Note 4 — Due to related parties.

8.	STOCKHOLDERS’ EQUITY

On February 16, 2010, the Company sold 900,000 units resulting in aggregate gross proceeds of $14.5 million. Each unit consisted of four shares of common stock and one warrant to purchase one share of common stock. The warrants are exercisable at a price of $5.32 per share at any time through February 8, 2013. The net proceeds of the offering after deducting underwriting discount and offering expenses were approximately $13.1 million.

Also, see Note 4 — Convertible Note Payable, other, Note 6 — Convertible Note Payable, related party and Note 7 — Preferred Stock.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	STOCK-BASED COMPENSATION

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

The Company has issued approximately 1.6 million options to purchase shares at an average price of $3.97 with a fair value of $3.6 million. For the three month period ended March 31, 2010 and 2009, the Company recognized $264,511 and $34,861, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations). As of March 31, 2010 and 2009, respectively, the Company had approximately $2.5 million and $185,000, respectively, of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 1.4 years. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase approximately 614,000 shares that have vested, and 172,000 shares were exercised as of March 31, 2010. The following is a summary of the assumptions used:

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

During 2009, the Company issued a total of 14,801 shares as compensation to a consultant and a distributor at a fair value of $36,125 and no shares have been issued in 2010.

10.	WARRANTS

An investment banking firm received, as placement agent for the Fusion Capital financing, a warrant to purchase 3,750 shares at a price of $26.20 per share. If unexercised, the warrant expires on June 22, 2012.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March, 2008 the Company issued a total of 500,000 unregistered shares of common stock in a private placement, for an aggregate consideration of $500,100. In addition, the investor received a warrant to purchase 350,000 unregistered shares of common stock at an exercise price of $2.60 per share. If unexercised, the warrant expires on March 28, 2011.

In February 2010 as part of the secondary offering, the company issued warrants to purchase 900,000 shares of the Company’s common stock at an exercise price of $5.32. The warrants expire on February 8, 2013. The company also issued a warrant to the underwriter to purchase 18,000 units at $16.125 per unit, each unit consisting of four shares and a warrant to purchase one additional share at an exercise price of $5.32.

	Period Ended March 31, 2010		Year Ended December 31, 2009
	Shares	Weighted Average	Shares	Weighted Average
	in (‘000s)	Exercise Price	in (‘000s)	Exercise Price
Balance at the beginning of year	404	$3.61	2,979	$1.35
Granted	1,190	4.90	50	9.00
Exercised	—	—	(2,625)	1.14
Expired	—	—	—	—
Balance at the end of year	1,594	$4.57	404	$3.61

Warrants exercisable at end of period	1,394	$4.76	404	$3.61
Weighted average fair value of the
warrants granted during the period		$1.58		$7.63

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding and exercisable at March 31, 2010, for selected exercise price ranges, is as follows:

Exercise Price	Number Outstanding at March 31, 2010 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.60 – 4.03	622	1.8	$2.98
$5.32	918	2.9	$5.32
$9.00	50	2.6	$9.00
$26.20	4	2.3	$26.20
	1,594	1.8	$2.98

11.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways

There is one agreement that also has liquidated damages, but instead of a monetary damage, the potential liability is to have to issue shares to the distributor at a purchase price of $1.20. The quantity of shares depends on this distributor’s purchases from the Company as compared to the Company’s total revenue. . It is the management’s belief that no such agreement has created any liability as of March 31, 2010.

12.	BUSINESS AND CREDIT CONCENTRATION

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

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the quarter ended March 31, 2010, the Company recorded revenue from two customers totaling 48.9% of the Company’s total revenue for the quarter.

13.	SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to March 31, 2010 through May 13, 2010, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures shown, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

General information about our company can be found at www.celsius.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the Securities Exchange Act”) available free of charge on our website, as soon as reasonably practicable after they are electronically filed with the Security and Exchange Commission (the “SEC”.)

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

The forward-looking statements in this report include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this report. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

OVERVIEW

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements including the notes to those financial statements. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand dollars and all percentages are stated to the nearest one tenth of one percent.

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

Until the first quarter of 2009, we mainly sold and distributed our products through a network of independent regional distributors and wholesalers.  In order to achieve more national market penetration, in April 2009, we began to implement a direct-to-retail marketing strategy by retooling our sales force, working with national food and beverage brokers and supporting these efforts through an integrated national marketing campaign, which we launched in September 2009.

As a result, Celsius ® products are now available in most retail trade channels including grocery, convenience, drug and nutrition stores, as well as mass merchants and club retainers.  Our beverages are also available in military PXs, health clubs and online at many health and nutrition oriented c-commerce sites.  Our shift in marketing emphasis has led to broader geographic distribution and increased brand awareness and is expected to continue to be our marketing focus.

We do not directly manufacture our beverages, but instead outsource the manufacturing process to established third-party co-packers. We do, however, provide our co-packers with flavors, ingredient blends, cans and other raw materials for our beverages purchased by us from various suppliers.

Corporate History and Information

We were incorporated in Nevada on April 26, 2005 under the name “Vector Ventures, Inc.”  In December 2006 we changed our name to Celsius Holdings, Inc. On January 26, 2007, we acquired the Celsius® beverage business of Elite FX, Inc., a Florida corporation engaged in the development of functional beverages since 2004 in a reverse merger.

Our principal executive offices are located at 140 N.E. 4th Avenue, Delray Beach, Florida 33483.  Our telephone number is (561) 276-2239 and our website is www.celsius.com.  The information accessible through our website does not constitute part of this report.

Critical Accounting Policies and Estimates

Critical Accounting Policies

The unaudited condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented. A complete summary of significant accounting policies, some of which are discussed below, can be found in our annual report on form 10-K for the year ended December 31, 2009, filed with the SEC on March 10, 2010.

Recent Accounting Pronouncements

Information regarding newly issued accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements in this form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenue

Sales for the three months ended March 31, 2010 and 2009 were $2.3 million and $1.0 million, respectively. The increase of 140.6 % was mainly due to sales to new or recently added retail customers. We experienced a large reduction to net revenue due to discounts and promotions of $814,000 in 2010 as compared to $134,000 during the same period last year. This increase in discounts and promotions, consisting of coupons, temporary price reductions, co-op advertising and slotting fees, are part of our strategic marketing plan. Our case volume for the three months ended March 31, 2010 was approximately three times the volume for the same period last year.

Gross profit

Gross Profit was 35.8 % in the first quarter of 2010 as compared to 43.9 % for the same period in 2009. The reduction is due to the increased promotional activity as described above.  We have reduced our cost per case of Celsius, due to higher production volumes. However, we also saw an increase in freight cost due to smaller shipments to our retailers’ distribution centers.

Operating Expenses

Sales and marketing expenses have increased substantially to $4.8 million for the first quarter of 2010 as compared to $1.2 million for the same three-month period in 2009, or an increase of $3.6 million. This was mainly due to increases in direct advertising expenses of $2.4 million, product samplings of $723,000 and employee related expenses of $169,000. We have substantially increased our efforts in radio and television advertising and in product samplings. We continue to participate in many trade shows, sports and exercise events across the country. General and administrative expenses increased from $355,000 for the three-month period in 2009 to $1.4 million for the same period in 2010, an increase of $1.0 million. This was mainly due to increased employee related expenses of $497,000, increased expense for granting options of $204,000 and increased expense for bad debts of $103,000.

Other expense

Total other expense increased from $29,000 for the three-month period in 2009 to $579,000, during the first quarter in 2010, or an increase of $550,000. This increase is mainly due to the loss on extinguishment of debt  of $322,000, increase of debt discount amortization of $161,000 and increase of interest on loans of $66,000.

LIQUIDITY AND CAPITAL RESOURCES

We have yet to establish any history of profitable operations. As a result, at March 31, 2010, we had an accumulated deficit of $25.0 million. At March 31, 2010, we had working capital of $11.4 million. We have had operating cash flow deficits during all quarters of operations. Our revenue has not been sufficient to sustain our operations. Our profitability will require the successful commercialization of our current product Celsius® and any future products we develop. As of March 31, 2010, we had $10.2 million of cash on hand and we believe that our available cash, when combined with revenues from operations will be sufficient to sustain our operations throughout the balance of 2010. No assurances can be given that our cash position will be sufficient for our future operations or that we will not have to find additional sources of capital.

We borrowed in 2004 and 2005 a total of $500,000 from Lucille Santini. In July 2008, we restructured the agreement and decreased the interest rate to prime rate flat, monthly payments of $5,000 until a balloon payment of approximately $606,000 in January 2010. This debt was restructured in September, 2009, to a convertible note of $615,000 with maturity in September 2012. Interest is set at 3% over the one-month LIBOR rate. On March 3, 2010, Ms. Santini gave notice to convert the entire note balance into shares of common stock.

We borrowed $50,000 from the CEO of the Company in February 2006. We also owed the CEO $171,000 for accrued salaries from 2006 and 2007. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance under the note as of March 31, 2010 was $110,000.

In August of 2008, we entered into a security purchase agreement with CDS Ventures of South Florida, LLC, an affiliate of CD Financial, LLC pursuant to which we received $1.5 million in cash, cancelled two convertible notes issued to CD Financial, LLC for $500,000. In exchange, we issued to CDS, 100 shares of Series A preferred stock, and a warrant to purchase additional 50 shares of Series A preferred stock, which they exercised in November 2009. In March 2010, CDS Ventures of South Florida, LLC converted the Series A preferred stock into common stock.

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

In September 2009, we entered into a $6.5 million loan agreement with CDS Ventures of South Florida, LLC. The loan is due in September 2012. Interest was set at 300 basis points over the one-month LIBOR rate. The first interest payment is due in September 2010 and quarterly thereafter. The note can be converted to shares of our common stock. In January 2010, the Company entered into an agreement with CDS Ventures of South Florida, LLC to amend the note. This was done in order for the Company to comply with Nasdaq Stock Market’s listing requirements. The interest rate on the note was increased from 300 to 700 basis points over one (1) month LIBOR. The conversion price was modified from either $8.00 or a market price calculation to a fixed rate of $10.20 per share. On March 10, 2010, CDS converted $4.5 million of the convertible note into common stock.

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

On September 8, 2009, the Company entered into an addendum to the agreement with GGI. The balance of the note receivable, $250,000 was netted against the balance of the debenture. All future tranches were cancelled and terminated without penalty to either party. The outstanding balance of the debenture as of March 31, 2010 was $36,000.

Our Securities Purchase Agreements with CDS Ventures of South Florida, LLC

On August 8, 2008, we entered into a securities purchase agreement with CDS Ventures of South Florida, LLC. Pursuant to the agreement, we issued 100 shares of Series A preferred stock, as well as a warrant to purchase an additional 50 shares of Series A preferred stock, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD Financial, LLC. The shares of Series A preferred stock can be converted into our common stock at any time. The securities purchase agreement was amended on December 12, 2008 to provide that until December 31, 2010, the conversion price is $1.60, after which the conversion price is the greater of $1.60 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to the securities purchase agreement, we also entered into a registration rights agreement, under which we registered the shares of common stock issuable upon conversion of the Series A preferred stock for resale under the Securities Act of 1933. The Series A preferred stock accrues ten percent annual cumulative dividends, payable in additional shares of Series A preferred stock. We issued 15.1shares of Series A preferred stock in dividends during 2009, in dividends for the years 2008 and 2009. In November 2009, CDS Ventures of South Florida, LLC exercised its right to purchase an additional 50 shares of Series A Preferred Stock in exchange for cancellation of a $1.0 million note issued to CD Financial, LLC. In March 2010, CDS Ventures of South Florida, LLC gave notice of their election to convert all of their Series A Preferred Stock, including accrued dividends, to 2,103,446 shares of common stock (a conversion price of $1.60 per share.)

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

On December 23, 2009, CDS Ventures of South Florida, LLC gave notice of their election to convert all of the Series B preferred stock (including shares issuable in payment of accrued dividends) into 4,343,000 shares of common stock. We recorded a liability to CDS Ventures of South Florida, LLC for a $100,000 fee for their agreement to convert the Series B preferred stock into common stock on an accelerated basis. This fee was paid in March 2010.

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

In March 2010, CDS Ventures of South Florida, LLC gave notice of their election to convert $4.5 million of the convertible into 441,176 shares of common stock.

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

Our Refinance Agreement with Lucille Santini

On September 8, 2009, we entered into a convertible loan agreement with Lucille Santini, a principal shareholder. We received advances from Ms. Santini at various times during 2004 and 2005, totaling $76,000 and $424,000, respectively. The advances carried interest at a rate variable with the prime rate. In September 2009, the debt was refinanced, with no amortization and the note is due on September 8, 2012. This note carries a variable interest rate equal to 300 basis points over the one (1) month LIBOR. Commencing on September 8, 2010 and continuing each three month period hereafter, we will make payments of all accrued but unpaid interest only. The loan can at any time be converted to shares of our common stock at the Conversion Price. The “Conversion Price” is: (A) from September 8, 2009 through and including December 31, 2011, equal to the lesser of (i) $8.00 per share, or (ii)”Market Price” on the date of conversion (as defined above); or (B) after December 31, 2011 the greater of (i) $8.00 per share, or (ii) Market Price on the date of conversion. In March 2010, Ms. Santini gave notice of her election to convert the entire convertible into 176,659 shares of common stock.

In connection with the refinance agreement, was also granted Ms. Santini certain registration rights under the Securities Act of 1933 with respect to the shares of common stock issuable upon conversion of the debt.

Other Related Party Transactions

We have accrued $171,000 for Stephen Haley’s salary from March 2006 through May 30, 2007. Mr. Haley, our CEO, also lent us $50,000 in February 2006. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of March 31, 2010 was $110,000.

We rented in September, 2009, an office from a company affiliated with CD Financial LLC for $4,260 per month until February 2010, and thereafter on a month-to-month basis. The rental fee was commensurate with other properties available in the market.

Secondary Public Offering

On February 16, 2010, the Company sold 900,000 units resulting in aggregate gross proceeds of $14.5 million. Each unit consists of four shares of common stock and one warrant to purchase one share of common stock. The warrants are exercisable at a price of $5.32 per share at any time through February 8, 2013. The net proceeds of the offering after deducting the underwriting discount and offering expenses were approximately $13.1 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

Not applicable

ITEM 4T.	CONTROLS AND PROCEEDURES

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

Changes in internal controls

We have made no changes to our internal controls during the first quarter of 2010 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

CELSIUS HOLDINGS, INC.

Date: May 13, 2010	By:	/s/ Geary W. Cotton
Name Geary W. Cotton
Title: Chief Financial Officer and Chief Accounting Officer