Form 10-Q
period 2010-06-30
Celsius Holdings, Inc.
filed 2010-08-12
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes      No  X

The number of shares of common stock outstanding as of August 10, 2010 was 18,420,063.

	CELSIUS HOLDINGS, INC.
	Table of contents
		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations for three and six months ended June 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for three and six months ended June 30, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Discussion about Market Risk	17

Item 4T.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6.	Exhibits	17

Signatures		18

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS	June 30, 2010	December 31, 2009
	(unaudited)
Current assets:
Cash and cash equivalents	$6,476,915	$606,737
Accounts receivable, net of allowance of $127,075 and $74,296, respectively	2,099,559	2,124,788
Inventories, net of reserve of $83,458 and $43,548, respectively	2,712,997	1,650,337
Other current assets	798,768	893,202
Total current assets	12,088,239	5,275,064

Property, fixtures and equipment, net of accumulated depreciation of $66,784 and $97,750, respectively	138,760	179,832
Other long-term assets	17,177	18,840
Total Assets	$12,244,176	$18,840

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$3,371,383	$1,722,031
Short term portion of other liabilities	-	23,074
Due to related parties, short-term portion	95,108	1,110,000
Total current liabilities	3,466,491	2,855,105

Convertible note payable, net of debt discount	-	34,519
Convertible note payable, net of debt discount, related party	2,000,000	5,620,052
Due to related parties, long-term portion	-	61,034
Other liabilities	-	55,183
Total Liabilities	5,466,491	8,625,893

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 2,500,000 shares authorized,
no shares and 165 shares issued and outstanding, respectively	-
Common stock, $0.001 par value: 50,000,000 shares
authorized, 18.4 million and 12.0 million shares	18,420	12,030
Additional paid-in capital	34,779,430	15,977,210
Accumulated deficit	(28,020,165)	(19,141,397)
Total Stockholders’ Equity (Deficit)	6,777,685	(3,152,157)
Total Liabilities and Stockholders’ Equity (Deficit)	$12,244,176	$5,473,736

1 Derived from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net revenue	$4,103,426	$1,166,062	$6,440,310	$2,137,473
Cost of revenue	2,241,365	676,312	3,741,928	1,220,836

Gross profit	1,862,061	489,750	2,698,382	916,637

Selling and marketing expenses	3,920,811	1,454,235	8,676,263	2,675,280
General and administrative expenses	936,152	448,965	2,290,330	803,740

Loss from operations	(2,994,902)	(1,413,450)	(8,268,211)	(2,562,383)

Other expense:
Loss on extinguishment of debt , related party	-	-	322,356	-
Interest (income) expense, related party	39,114	6,071	300,970	13,481
Other interest expense, net	(7,732)	20,473	(12,769)	42,060

Total other expense	31,382	26,544	610,557	55,541

Net loss	$(3,026,284)	$(1,439,994)	$(8,878,768)	$(2,617,924)

Basic and diluted:
Weighted average shares outstanding	18,406,432	7,480,662	16,561,223	7,461,896
Loss per share	$(0.16)	$(0.19)	$(0.54)	$(0.35)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended June 30
	2010	2009
Cash flows from operating activities:
Net loss	$(8,878,768)	$(2,617,924)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	26,912	25,902
Loss on disposal of assets	30,043	-
Adjustment to allowance for doubtful accounts	52,779	(31,246)
Adjustment to reserve for inventory obsolescence	39,910	(113,773)
Issuance of stock options	556,310	90,443
Amortization of debt discount	174,073	23,316
Loss on extinguishment of debt	322,356	-
Issuance of shares as compensation	-	20,124
Changes in operating assets and liabilities:
Accounts receivable	(27,550)	(241,768)
Inventories	(1,102,570)	(277,713)
Prepaid expenses and other current assets	102,464	(244,734)
Accounts payable and accrued expenses	1,649,352	454,040
Net cash used in operating activities	(7,054,689)	(2,913,333)

Cash flows from investing activities:
Purchases of property, fixtures and equipment	(45,345)	(14,765)
Proceeds from sale of equipment	22,836	-
Net cash provided by (used in) investing activities	22,509	(14,765)

Cash flows from financing activities:
Proceeds from sale of common stock
and exercise of stock options	13,101,301	312
Proceeds from sale of preferred stock	-	2,000,000
Repayment of loans payable	(78,257)	(63,062)
Proceeds from note receivable	258	-
Proceeds from debt to related parties	1,000,000	300,000
Repayment of debt to related parties	(1,075,926)	(38,753)
Net cash provided by financing activities	12,947,376	2,198,497

Increase (decrease) in cash	5,870,178	(729,601)

Cash, beginning of period	606,737	1,040,633
Cash, end of period	$6,476,915	$311,032

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$77,345	$43,757
Cash paid during the year for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of shares for note payable	$5,151,000	$105,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Celsius Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 26, 2005. On January 26, 2007, the Company acquired Elite FX, Inc., a Florida corporation by merger with a wholly owned subsidiary of the Company.

Since the merger, the Company has been engaged in the business of Elite FX, Inc., the development, marketing, sale and distribution of “functional” calorie-burning beverages under the Celsius® brand name.

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

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of preferred shares, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of June 30, 2010 there were warrants and options outstanding to purchase 3.0 million shares, which exercise price averaged $4.56. The dilutive common shares equivalents, including convertible notes, preferred stock and warrants, of 213,062 shares were not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive.

Dilutive common shares equivalent table	Shares	USD	Dilutive shares
Warrants (in the money) .............................................	0		0
Stock options (in the money) .....................................	411,068		213,662
Total dilutive common shares ....................................			213,062

If all dilutive instruments were exercised using the reverse treasury stock method, then the total number of shares outstanding would be 18.6 million shares.

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable; hence the adoption of these new standards is not expected to have a material impact on our results of operations, cash flows or financial position.

Liquidity

As of June 30, 2010, we had cash and cash equivalents of approximately $6.5 million and working capital of $8.7 million. Cash used in operations during the six months ended June 30, 2010 totaled $7.1 million. We incurred a net loss of $8.9 million during the six months ended June 30, 2010, and our accumulated deficit increased to $28.0 million as of June 30, 2010.

Our current operating plan for the balance of 2010 and the first half of 2011does not contemplate obtaining additional financing. However, if our sales volumes do not meet our projections or expenses exceed our expectations, we may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, we may be required to adjust our business plan, by reducing marketing and other expenses or seeking additional financing. There can be no assurance that such financing, if required, will be available on commercially reasonable terms if at all.

Our financial statements for the period ended June 30, 2010 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30,	December 31,
	2010	2009

Accounts payable	$2,513,911	$1,112,424
Accrued expenses	857,472	609,607
Total	$3,371,383	$1,722,031

4.	DUE TO RELATED PARTIES

Due to related parties consists of the following as of:

	June 30,	December 31,
	2010	2009
In December 2008, the Company entered into a $1 million revolving line of credit with CD Financial, LLC (“CD”) and it carries interest of Libor plus three percentage points. The Company has pledged all of its assets as security for the line of credit. The line was paid in full and terminated in February, 2010.	$-	$950,000

In December 2009, the Company entered into an agreement to accelerate the conversion of its Series B preferred shares to common stock and recognized a liability.	-	100,000

The Company’s CEO loaned the Company $50,000 in February 2006. Moreover, the Company accrued salary for the CEO from March of 2006 through May 2008 for a total of $171,000. In August 2009, the total debt was refinanced, has no collateral and accrues interest at 3%; monthly payments of $5,000 are due with a balloon payment of $64,000 in January 2011.	95,108	121,034
	$95,108	$1,171,034
Less: Short-term portion	$(95,108)	$(1,110,000)
Long-term portion	$-	$61,034

Convertible note payable	June 30,	December 31 ,
	2010	2009
Convertible note payable, related party see Note 13	2,000,000	5,170,419
Convertible note payable, related party see Note 13	-	449,633
Convertible note payable, long term	$2,000,000	$5,620,052

Also, see Note 5 — Convertible Note payable, related parties, and Note 7 — Related party transactions.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	CONVERTIBLE NOTE PAYABLE, RELATED PARTIES

The Company entered into a loan agreement for up to $6.5 million in September 2009 and issued a convertible note to one of its shareholders. The note originally carried interest of one month LIBOR plus 3%, payable the first time on the anniversary of the agreement, thereafter quarterly. The loan matures on September 9, 2012. The outstanding balance can be immediately converted into the Company’s common stock at a conversion price. The conversion price was originally based on a price of $8.00 per share, or a market price calculation at the date of conversion. In order to comply with the listing requirements for the Nasdaq Stock Market, in January 2010, the parties amended the convertible loan agreement to set the conversion price to $10.20, which was the consolidated closing bid price of the common stock on the OTC Bulletin Board on the business day prior to the date the loan agreement was entered into. At the same time the interest rate was increased to one month LIBOR plus 7%. The Company recorded a debt discount totaling $362,500 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of each draw on the loan. The Company recorded $32,919 and $7,225 as interest expense amortizing the debt discount during 2009 and 2010, respectively, and the remaining balance, $322,356, was recorded as a loss on extinguishment of debt when the loan was materially modified in January 2010. The Company considered requirements by the Derivatives and Hedging Topic of the ASC and other guidance and concluded that the conversion option should not be bifurcated from the host contract and the conversion option is recorded as equity and not a liability. In January 2010, the Company borrowed $1.0 million and then owed $6.5 million. In March 2010, the shareholder converted $4.5 million of the note to 441,176 shares of the Company’s common stock, (a conversion price of $10.20 per share). The net outstanding balance as of June 30, 2010 was $2,000,000.

The Company entered into a refinance agreement for $615,000 in September, 2009 and issued a convertible note to one of its shareholders. The Company restructured an already existing note issued to the shareholder. The outstanding balance can be immediately converted into the Company’s common stock at a conversion price from September 8, 2009 through and including September 8, 2012, equal to the lesser of (i) $8.00 per share, or (ii) the average of the ten daily VWAPs for the 10 Trading Days immediately preceding the date on which a conversion notice is received (defined in the note as the “Market Price”); or (B) after December 31, 2011 the greater of (i) $8.00 per share, or (ii) the Market Price; provided that, the conversion price shall never be less than $2.00 (two dollars) regardless of the Market Price on the conversion date. The Company recorded a debt discount totaling $184,500 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The shareholder converted the entire debt in March 2010 to 176,659 shares of the Company’s common stock (a conversion price of $3.48 per share). The Company recorded $10,592 and $19,133 as interest expense amortizing the debt discount during 2010 and 2009, respectively, and the remaining balance of $154,775 was recorded upon conversion as interest expense. The Company considered requirements by the Derivatives and Hedging Topic of the ASC and other guidance and concluded that the conversion option should not be bifurcated from the host contract and the conversion option is recorded as equity and not a liability.

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

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	RELATED PARTY TRANSACTIONS

The CEO has guaranteed the lease agreement for the Company’s offices. The CEO has not received any compensation for the guarantees.

The Company rented in October, 2009, an office from a company affiliated with CD Financial LLC. Currently the lease is on a month-to-month basis with a monthly rent of $6,921. The rental fee is commensurate with other properties available in the market.

Also, see Note 4 — Due to related parties and Note 13 — Subsequent events.

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

In June, 2010, the Company converted the $36,000 remaining outstanding balance of the convertible note payable to Golden Gate Investors, Inc. to 19,382 shares of common stock, at a conversion price of $1.86.

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

The Company has issued approximately 1.6 million options to purchase shares at an average price of $3.97 with a fair value of $3.6 million. For the six month period ended June 30, 2010 and 2009, the Company recognized $556,311 and $90,443, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations). As of June 30, 2010 and 2009, respectively, the Company had approximately $2.2 million and $295,000, respectively, of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 1.2 years. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase approximately 655,000 shares that have vested, and 172,000 shares were exercised as of June 30, 2010. The following is a summary of the assumptions used:

Risk-free interest rate	1.3% - 4.9%
Expected dividend yield	—
Expected term	3 – 5 years
Expected annual volatility	70% - 90%

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

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In April, 2010 the Company issued a warrant to purchase a total of 200,000 shares of the company’s common stock at an exercise price of $3.27, in connection to a consulting agreement. The warrants expire in April 2015 or earlier depending on achievement of milestones.

	Period Ended June 30, 2010		Year Ended December 31, 2009
	Shares	Weighted Average	Shares	Weighted Average
	in (‘000s)	Exercise Price	in (‘000s)	Exercise Price
Balance at the beginning of year	404	$3.61	2,979	$1.35
Granted	1,190	4.90	50	9.00
Exercised	—	—	(2,625)	1.14
Expired	—	—	—	—
Balance at the end of year	1,594	$4.57	404	$3.61

Warrants exercisable at end of period	1,394	$4.76	404	$3.61
Weighted average fair value of the
warrants granted during the period		$1.58		$7.63

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding and exercisable at June 30, 2010, for selected exercise price ranges, is as follows:

Exercise Price	Number Outstanding at June 30, 2010 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.60 – 4.03	622	2.2	$2.98
$5.32	918	2.6	$5.32
$9.00	50	2.4	$9.00
$26.20	4	2.1	$26.20
	1,594	2.4	$4.57

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways

There is one agreement that also has liquidated damages, but instead of a monetary damage, the potential liability is to have to issue shares to the distributor at a purchase price of $1.20. The quantity of shares depends on this distributor’s purchases from the Company as compared to the Company’s total revenue. It is the management’s belief that no such agreement has created any liability as of June 30, 2010.

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

During the six months ended June 30, 2010, the Company recorded revenue from two customers totaling 59.7% of the Company’s total revenue for the quarter.

13.	SUBSEQUENT EVENTS

On July 12, 2010, Celsius Holdings, Inc. entered into an agreement with CD Financial, LLC, a company controlled by Carl DeSantis, a principal shareholder, to provide up to $3.0 million in line of credit financing to be used exclusively for incremental targeted advertising and marketing of Celsius’ products. The line of credit requires monthly payments of interest only at the rate of 5% per annum until maturity in July 2012.  The line of credit is secured by a pledge of substantially all of Celsius’ assets.

We have evaluated events and transactions that occurred through the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures shown, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

General information about our company can be found at www.celsius.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”) available free of charge on our website, as soon as reasonably practicable after they are electronically filed with the Security and Exchange Commission (the “SEC”).

FORWARD-LOOKING STATEMENTS

Information included in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. This information involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

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

Our Business

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

We have undertaken significant marketing efforts aimed at building brand awareness, including a recently launched nationwide marketing campaign focused on television, radio, on-line and magazine advertising. We also undertake various promotions at the retail level such as coupons and other discounts. We have engaged Mario Lopez, a well-known television personality, to be our national celebrity spokesperson.

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

As a result, Celsius® products are now available in most retail trade channels including grocery, convenience, drug and nutrition stores, as well as mass merchants and club retailers.  Our beverages are also available in military PXs, health clubs and online at many health and nutrition oriented c-commerce sites.  Our shift in marketing emphasis has led to broader geographic distribution and increased brand awareness and is expected to continue to be our marketing focus.

We do not directly manufacture our beverages, but instead outsource the manufacturing process to established third-party co-packers. We do, however, provide our co-packers with flavors, ingredient blends, cans and other raw materials for our beverages purchased by us from various suppliers.

Corporate History and Information

We were incorporated in Nevada on April 26, 2005 under the name “Vector Ventures, Inc.”  In December 2006 we changed our name to Celsius Holdings, Inc. On January 26, 2007, we acquired the Celsius® beverage business of Elite FX, Inc., a Florida corporation engaged in the development of functional beverages since 2004, in a reverse merger.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue

Net revenue for the three months ended June 30, 2010 and 2009 was approximately $4.1 million and $1.2 million, respectively. The increase of 251.9 % was mainly due to sales to new or recently added retail customers. We experienced a large charge to revenue due to discounts and promotions of $904,000 in the 2010 quarter as compared to $164,000 during 2009 quarter. This increase in discounts and promotions, consisting of coupons, temporary price reductions, co-op advertising and slotting fees, is part of our strategic marketing plan. Our case volume for the three months ended June 30, 2010 was approximately 450% the volume for the same period last year.

Gross profit

Gross Profit was 45.4 % in the second quarter of 2010 as compared to 42.0 % for the same period in 2009. The increase in gross profit is due to improved cost of our products partially offset by the increased promotional activity as described above and an increase in freight cost due to smaller shipments to our retailers’ distribution centers.

Operating Expenses

Sales and marketing expenses increased substantially to $3.9 million for the second quarter of 2010 from $1.5 million for the same three-month period in 2009, or an increase of $2.4 million. This was mainly due to increases in direct advertising expenses of $1.1 million, product samplings of $700,000, internet campaign expenses of $235,000 and co-op retailer advertising of $195,000. We have substantially increased our efforts in radio and television advertising and in product samplings. We continue to participate in many trade shows, sports and exercise events across the country. General and administrative expenses increased from $449,000 for the three-month period in 2009 to $936,000 for the same period in 2010, an increase of $487,000. This was mainly due to increased expense for granting options of $215,000, increased professional fees of $111,000, and increased employee related expenses of $71,000.

Other expense

Total other expense increased from $27,000 for the three-month period in 2009 to $31,000, during the second quarter in 2010, or an increase of $4,000.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue

Net revenue for the six months ended June 30, 2010 and 2009 were $6.4 million and $2.1 million, respectively. The increase of 201.3 % was mainly due to sales to new or recently added retail customers. We experienced a large charge to revenue due to discounts and promotions of $1.7 million in 2010 as compared to $287,000 during the same period last year. This increase in discounts and promotions, consisting of coupons, temporary price reductions, co-op advertising and slotting fees, are part of our strategic marketing plan. Our case volume for the six months ended June 30, 2010 was approximately four times the volume for the same period last year.

Gross profit

Gross Profit was 41.9 % in the six months ended June 30, 2010 as compared to 42.9 % for the same period in 2009. The decrease is due to the increased promotional activity as described above and an increase in freight cost due to smaller shipments to our retailers’ distribution centers, partially offset improved cost of our products.

Operating Expenses

Sales and marketing expenses increased substantially to $8.7 million for the six month period ended June 30, 2010 from $2.7 million for the same three-month period in 2009, or an increase of $6.0 million. This was mainly due to increases in direct advertising expenses of $3.3 million, product samplings of $1.4 million, internet campaign expenses of $262,000, co-op retailer advertising of $357,000, and retailer broker fees of $240,000. We have substantially increased our efforts in radio and television advertising and in product samplings. We continue to participate in many trade shows, sports and exercise events across the country. General and administrative expenses increased from $804,000 for the six-month period in 2009 to $2.3 million for the same period in 2010, an increase of $1.5 million. This was mainly due to increased employee related expenses of $568,000, increased expense for granting options of $419,000, increased professional fees of $177,000 and increased expense for bad debts of $110,000.

Other expense

Total other expense increased from $56,000 for the six-month period in 2009 to $611,000 during the same period in 2010, or an increase of $555,000. This increase is mainly due to the loss on extinguishment of debt of $322,000, increase of debt discount amortization of $151,000 and increase of interest on loans of $84,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had cash and cash equivalents of approximately $6.5 million and working capital of $8.7 million. Cash used in operations during the six months ended June 30, 2010 totaled $7.1 million. We incurred a net loss of $8.9 million during the six months ended June 30, 2010, and our accumulated deficit increased to $28.0 million as of June 30, 2010.

Our current operating plan for the balance of 2010 and the first half of 2011does not contemplate obtaining additional financing. However, if our sales volumes do not meet our projections or expenses exceed our expectations, we may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, we may be required to adjust our business plan, by reducing marketing and other expenses or seeking additional financing. There can be no assurance that such financing, if required, will be available on commercially reasonable terms if at all.

Our financial statements for the period ended June 30, 2010 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

We borrowed $50,000 from the CEO of the Company in February 2006. We also owed the CEO $171,000 for accrued salaries from 2006 and 2007. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance under the note as of June 30, 2010 was $95,000.

In September 2009, we entered into a $6.5 million loan agreement with CDS Ventures of South Florida, LLC. The loan is due in September 2012. Interest was set at 300 basis points over the one-month LIBOR rate. The first interest payment is due in September 2010 and quarterly thereafter at 700 basis points over one (1) month LIBOR. On March 10, 2010, CDS converted $4.5 million of the convertible note into common stock.

Our Securities Purchase Agreement with Golden Gate Investors, Inc.

On December 19, 2007, we entered into a securities purchase agreement with Golden Gate Investors, Inc (GGI). The purchase agreement included four tranches of $1,500,000 each. The first tranche consisted of our 7.75% convertible debenture issued in exchange for $250,000 in cash and a promissory note for $1,250,000 issued by GGI which was to mature on February 1, 2012. The promissory note contained a prepayment provision which required GGI to make prepayments of interest and principal of $250,000 monthly upon satisfaction of certain conditions. One of the conditions to prepayment was that GGI may immediately sell all of the common stock issued upon Conversion (as defined in the debenture) pursuant to Rule 144 of the Securities Act of 1933. We were under no contractual obligation to ensure that GGI may immediately sell all of the common stock Issued at Conversion (as defined in the debenture) pursuant to Rule 144 under the Securities Act of 1934. In the event that GGI may not immediately sell all of the common stock Issued at Conversion pursuant to Rule 144, GGI would be under no obligation to prepay the promissory note and likewise under no obligation to exercise its conversion rights under the debenture. If GGI did not fully convert the debenture by its maturity on December 19, 2011, the balance of the debenture was to be offset by any balance due to us under the promissory note. The balance of the debenture could be converted at any time with a conversion price as the lower of (i) $20.00, or (ii) 80% of the average of the three lowest daily volume weighted average price during the 20 trading days prior to GGI’s election to convert. We were not required to issue the shares unless a corresponding payment had been made on the promissory note.

On September 8, 2009, the Company entered into an addendum to the agreement with GGI. The balance of the note receivable, $250,000 was netted against the balance of the debenture. All future tranches were cancelled and terminated without penalty to either party. GGI converted $1.1 million of its convertible debenture through June 2010 receiving 972,078 shares of common stock, the balance of the note was offset against the note receivable and cash payments of $65,000. There is no outstanding balance of the debenture as of June 30, 2010.

Our Convertible Loan Agreement with CDS Ventures of South Florida, LLC

On September 8, 2009, we entered into a convertible loan agreement with CDS Ventures of South Florida, LLC. Under the loan agreement, CDS Ventures of South Florida, LLC will lend us up to $6,500,000. The loan is due on September 8, 2012 and carries a variable interest rate equal to 300 basis points over the one (1) month LIBOR. In January 2010, we agreed to increase the interest rate to 700 basis points over the one (1) month LIBOR. Commencing on September 8, 2010 and continuing each three month period hereafter, we will make payments of all accrued but unpaid interest only on the unpaid principal amount. The loan can at any time be converted to shares of our common stock at the Conversion Price. The “Conversion Price” was originally based on a price at $8.00 per share of a market price calculation at the date of conversion. In order to comply with the listing requirements for the Nasdaq Stock Market, in January 2010 the parties amended the convertible loan agreement to set the Conversion Price at $10.20 per share, which was the consolidated closing bid price of the common stock on the OTC Bulletin Board on the business day prior to the date the agreement was entered into. In January 2010 we borrowed $1.0 million on the loan and at that point the full $6.5 million was outstanding.

In March 2010, CDS Ventures of South Florida, LLC gave notice of their election to convert $4.5 million of the convertible into 441,176 shares of common stock. The outstanding balance on the loan as of June 30, 2010 was $2,000,000.

Other Related Party Transactions

We have accrued $171,000 for Stephen Haley’s salary from March 2006 through May 30, 2007. Mr. Haley, our CEO, also lent us $50,000 in February 2006. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of June 30, 2010 was $95,000.

The Company rented in October, 2009, an office from a company affiliated with CD Financial LLC. Currently the lease is on a month-to-month basis with a monthly rent of $6,921. The rental fee is commensurate with other properties available in the market.

On July 12, 2010, Celsius Holdings, Inc. entered into an agreement with CD Financial, LLC, a company controlled by Carl DeSantis, a principal shareholder, to provide up to $3.0 million in line of credit financing to be used exclusively for incremental targeted advertising and marketing of Celsius’ products. The line of credit requires monthly payments of interest only at the rate of 5% per annum until maturity in July 2012.  The line of credit is secured by a pledge of substantially all of Celsius’ assets.

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

Changes in internal controls

We have made no changes to our internal controls during the second quarter of 2010 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Date: August 12, 2010	CELSIUS HOLDINGS, INC.

By: /s/ Geary W. Cotton
Name: Geary W. Cotton
Title: Chief Financial Officer and Chief Accounting Officer