Form 10-Q
period 2010-09-30
Celsius Holdings, Inc.
filed 2010-11-10
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CELSIUS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	001-34611	20-2745790
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Securities registered under Section 12(g) of the Exchange Act:  None

2424 N Federal Highway, Suite 208
Boca Raton, FL 33431
(Address of principal executive offices) (Zip Code)

(561) 276-2239
(Registrant’s telephone number, including area code)

140 NE 4th Ave, Suite C, Delray Beach, FL 33483
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

The number of shares of common stock outstanding as of November 5, 2010 was 18,484,652.

CELSIUS HOLDINGS, INC.

			Page Number

PART I.	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Balance Sheets at September 30, 2010 (unaudited)
		and December 31, 2009	3
		Condensed Consolidated Statements of Operations for the
		three and nine months ended September 30, 2010 and 2009 (unaudited)	4
		Condensed Consolidated Statements of Cash Flows for the
		nine months ended September 30, 2010 and 2009 (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6 -11

	Item 2.	Management's Discussion and Analysis of Financial Condition	12 -16
		and Results of Operations

	Item 3.	Quantitative and Qualitative Discussion about Market Risk	17

	Item 4T.	Controls and Procedures	17

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	17

Signatures			18

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS	September 30, 2010	December 31, 20091
	(unaudited)
Current assets:
Cash and cash equivalents	$3,384,912	$606,737
Accounts receivable, net of allowance of $11,428 and $74,296, respectively	1,610,669	2,124,788
Inventories, net of reserve of $67,669 and $43,548, respectively	2,318,925	1,650,337
Other current assets	357,600	893,202
Total current assets	7,672,106	5,275,064

Property, fixtures and equipment, net of accumulated depreciation of $78,894 and $97,750, respectively	139,202	179,832
Other long-term assets	3,456	18,840
Total Assets	$7,814,764	$5,473,736

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,780,460	$1,722,031
Short term portion of other liabilities	-	23,074
Due to related parties, short-term portion	79,431	1,110,000
Total current liabilities	2,859,891	2,855,105

Convertible note payable, net of debt discount	-	34,519
Convertible note payable, net of debt discount, related party	2,000,000	5,620,052
Due to related parties, long-term portion	1,000,000	61,034
Other liabilities	-	55,183
Total Liabilities	5,859,891	8,625,893

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 2,500,000 shares authorized,
no shares and 165 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value: 50,000,000 shares
authorized, 18.5 million and 12.0 million shares issued and
outstanding, respectively	18,485	12,030
Additional paid-in capital	34,993,439	15,977,210
Accumulated deficit	(33,057,051)	(19,141,397)
Total Stockholders’ Equity (Deficit)	1,954,873	(3,152,157)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,814,764	$5,473,736

1 Derived from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenue	$1,769,322	$1,343,002	$8,209,632	$3,480,475
Cost of revenue	1,741,847	766,553	5,483,775	1,987,389

Gross profit	27,475	576,449	2,725,857	1,493,086

Selling and marketing expenses	4,255,134	2,620,103	12,931,397	5,295,383
General and administrative expenses	772,486	624,007	3,062,816	1,427,747
Total operating expenses	5,027,620	3,244,110	15,994,213	6,723,130
Loss from operations	(5,000,145)	(2,667,661)	(13,268,356)	(5,230,044)

Other expense:
Loss on extinguishment of debt , related party	-	-	322,356	-
Interest expense, related party	40,673	31,383	341,643	44,864
Other interest (income) expense, net	(3,932)	18,861	(16,701)	60,921

Total other expense	36,741	50,244	647,298	105,785

Net loss	$(5,036,886)	$(2,717,905)	$(13,915,654)	$(5,335,829)

Basic and diluted:
Weighted average shares outstanding	18,448,553	7,542,129	17,197,246	7,488,704
Loss per share	$(0.27)	$(0.36)	$(0.81)	$(0.71)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Nine months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(13,915,654)	$(5,335,829)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	39,210	40,035
Loss on disposal of assets	31,658	-
Adjustment to allowance for doubtful accounts	(62,868)	(31,800)
Adjustment to reserve for inventory obsolescence	24,122	(158,297)
Issuance of stock options	738,295	346,826
Amortization of debt discount	174,073	42,523
Loss on extinguishment of debt	322,356	-
Issuance of shares as compensation	-	30,125
Changes in operating assets and liabilities:
Accounts receivable	576,987	(402,871)
Inventories	(692,710)	(863,574)
Prepaid expenses and other current assets	557,096	(227,933)
Accounts payable and accrued expenses	1,058,429	742,949
Net cash used in operating activities	(11,149,006)	(5,817,846)

Cash flows from investing activities:
Purchases of property, fixtures and equipment	(59,900)	(47,501)
Proceeds from sale of equipment	23,036	-
Net cash used in investing activities	(36,864)	(47,501)

Cash flows from financing activities:
Proceeds from sale of common stock
and exercise of stock options	13,133,390	74,142
Proceeds from sale of preferred stock, related party	-	2,000,000
Proceeds from convertible notes, related party	1,000,000	2,000,000
Proceeds from note payable, related party	1,000,000	1,550,000
Repayment of loans payable	(78,257)	(98,954)
Proceeds from note receivable	515	-
Repayment of debt to related parties	(1,091,603)	(52,876)
Net cash provided by financing activities	13,964,045	5,472,312

Increase (decrease) in cash	2,778,175	(393,035)

Cash, beginning of period	606,737	1,040,633
Cash, end of period	$3,384,912	$647,598

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$79,539	$79,600
Cash paid during the year for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of shares for note payable	$5,151,000	$105,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of preferred shares, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of September 30, 2010 there were warrants and options outstanding to purchase 2.8 million shares, which exercise price averaged $4.74. The dilutive common shares equivalents, including convertible notes, preferred stock and warrants, of 150,423 shares were not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive.

Dilutive common shares equivalent table	Shares	USD	Dilutive shares
Warrants (in the money)	0		0
Stock options (in the money)	308,896		150,423
Total dilutive common shares			150,423

If all dilutive instruments were exercised using the reverse treasury stock method, then the total number of shares outstanding would be 18.6 million shares.

Recent Accounting Pronouncements

All new accounting pronouncements issued (including those not yet effective) have been deemed to not be applicable; hence the adoption of these new standards does not, and is not expected to, have a material impact on our results of operations, cash flows or financial position.

Liquidity

As of September 30, 2010, we had cash and cash equivalents of approximately $3.4 million and working capital of $4.8 million, and we have $2.0 million of available funds in a loan agreement. Cash used in operations during the nine months ended September 30, 2010 totaled $11.1 million. We incurred a net loss of $13.9 million during the nine months ended September 30, 2010, and our accumulated deficit increased to $33.1 million as of September 30, 2010.

The Company has not met its internal operating plan for the third quarter and accordingly, additional financial resources will be required to fund operations in 2011. The Company has engaged Zenith International, a consulting and advisory firm, to explore strategic options in regard to the Company’s capital needs. We expect this analysis to be complete by year-end with a possible transaction to be completed sometime in the first quarter of 2011. However, there can be no assurance that such financing will be available on commercially reasonable terms, if at all. The Company expects to have sufficient available capital through the first quarter of 2011.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our financial statements for the period ended September 30, 2010 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30,	December 31,
	2010	2009
Accounts payable	$2,074,664	$1,112,424
Accrued expenses	705,796	609,607
Total	$2,780,460	$1,722,031

4.	DUE TO RELATED PARTIES

Due to related parties consists of the following as of:

	September 30,	December 31,
	2010	2009
In December 2008, the Company entered into a $1 million revolving line of credit with CD Financial, LLC (“CD”) and it carries interest of Libor plus three percentage points. The Company has pledged all of its assets as security for the line of credit. The line was paid in full and terminated in February, 2010.	$-	$950,000

In July 2010, the Company entered into a $3 million Loan and Security agreement with CD and it carries interest of five percent per annum. The Company has pledged all of its assets as security for the loan. The loan is due in July 2012.	1,000,000	-

In December 2009, the Company entered into an agreement to accelerate the conversion of its Series B preferred shares to common stock and recognized a liability.	-	100,000

The Company’s CEO loaned the Company $50,000 in February 2006. Moreover, the Company accrued salary for the CEO from March of 2006 through May 2008 for a total of $171,000. In August 2009, the total debt was refinanced, has no collateral and accrues interest at 3%; monthly payments of $5,000 are due with a balloon payment of $64,000 in January 2011.	79,431	121,034
	$1,079,431	$1,171,034
Less: Short-term portion	$(79,431)	$(1,110,000)
Long-term portion	$1,000,000	61,034

Convertible note payable	September 30,	December 31,
	2010	2009
Convertible note payable, related party see Note 5	2,000,000	5,170,419
Convertible note payable, related party see Note 5	-	449,633
Convertible note payable, long term	$2,000,000	5,620,052

Also, see Note 5 — Convertible Note payable, related parties, and Note 7 — Related party transactions.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.	CONVERTIBLE NOTE PAYABLE, RELATED PARTIES

The Company entered into a loan agreement for up to $6.5 million in September 2009 and issued a convertible note to one of its shareholders. The note originally carried interest of one month LIBOR plus 3%, payable the first time on the anniversary of the agreement, thereafter quarterly. The loan matures on September 9, 2012. The outstanding balance can be immediately converted into the Company’s common stock at a conversion price. The conversion price was originally based on a price of $8.00 per share, or a market price calculation at the date of conversion. In order to comply with the listing requirements for the Nasdaq Stock Market, in January 2010, the parties amended the convertible loan agreement to set the conversion price to $10.20, which was the consolidated closing bid price of the common stock on the OTC Bulletin Board on the business day prior to the date the loan agreement was entered into. At the same time the interest rate was increased to one month LIBOR plus 7%. The Company recorded a debt discount totaling $362,500 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of each draw on the loan. The Company recorded $32,919 and $7,225 as interest expense amortizing the debt discount during 2009 and 2010, respectively, and the remaining balance, $322,356, was recorded as a loss on extinguishment of debt when the loan was materially modified in January 2010. The Company considered requirements by the Derivatives and Hedging Topic of the ASC and other guidance and concluded that the conversion option should not be bifurcated from the host contract and the conversion option is recorded as equity and not a liability. In January 2010, the Company borrowed $1.0 million and then owed $6.5 million. In March 2010, the shareholder converted $4.5 million of the note to 441,176 shares of the Company’s common stock, (a conversion price of $10.20 per share). The net outstanding balance as of September 30, 2010 was $2,000,000.

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

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 16, 2009, CDS exercised its right to purchase additional 50 Preferred A Shares in exchange for a note owed to them. In March 2010, CDS converted all its Preferred A Shares, including accrued dividends for 2010, to 2,103,446 shares of common stock (a conversion price of $1.60 per share).

7.	RELATED PARTY TRANSACTIONS

The CEO guaranteed the lease agreement for the Company’s former offices. The CEO has not received any compensation for the guarantee. This lease was terminated on September 30, 2010.

The Company also rented offices from a company affiliated with CD Financial LLC. This lease was terminated on August 31, 2010.

In September, 2010, the Company consolidated its operations into offices rented from a company affiliated with CD Financial, LLC. Currently the lease is for one year, renewable, with a monthly rent of $10,662. The rental fee is commensurate with other properties available in the market.

Also, see Note 4 — Due to related parties and Note 13 — Subsequent events.

8.	STOCKHOLDERS’ EQUITY

On February 16, 2010, the Company sold 900,000 units in a secondary public offering resulting in aggregate gross proceeds of $14.5 million. Each unit consisted of four shares of common stock and one warrant to purchase one share of common stock. The warrants are exercisable at a price of $5.32 per share at any time through February 8, 2013. The net proceeds of the offering after deducting underwriting discount and offering expenses were approximately $13.1 million.

In June, 2010, the Company converted the $36,000 remaining outstanding balance of the convertible note payable to Golden Gate Investors, Inc. to 19,382 shares of common stock, at a conversion price of $1.86.

Also, see Note 5 — Convertible Note Payable, related party and Note 6 — Preferred Stock.

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

The Company has issued approximately 1.4 million options, which are still outstanding or have been exercised, to purchase shares at an average price of $4.26 with a fair value of $3.0 million. For the nine month period ended September 30, 2010 and 2009, the Company recognized $738,295 and $346,826, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations). As of September 30, 2010 and 2009, respectively, the Company had approximately $1.5 million and $2.8 million, respectively, of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 1.1 years. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase approximately 808,000 shares that have vested, and 236,000 shares were exercised as of September 30, 2010. The following is a summary of the assumptions used:

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

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●
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

●
The expected term represents the period of time that awards granted are expected to be outstanding .With the passage of time, actual behavioral patterns surrounding the expected term will replace the current methodology;

●	The expected dividend yield is 0, based on the Company’s policy not to issue cash dividends; and

●
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

	Nine Months Period Ended September 30, 2010		Year Ended December 31, 2009
	Shares	Weighted Average	Shares	Weighted Average
	in (‘000s)	Exercise Price	in (‘000s)	Exercise Price
Balance at the beginning of year	404	$3.61	2,979	$1.35
Granted	1,190	4.90	50	9.00
Exercised	—	—	(2,625)	1.14
Expired	—	—	—	—
Balance at the end of year	1,594	$4.57	404	$3.61

Warrants exercisable at end of period	1,394	$4.76	404	$3.61
Weighted average fair value of the
warrants granted during the period		$1.58		$7.63

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding and exercisable at September 30, 2010, for selected exercise price ranges, is as follows:

Exercise Price	Number Outstanding at September 30, 2010 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.60 – 4.03	622	2.2	$2.98
$5.32	918	2.6	$5.32
$9.00	50	2.4	$9.00
$26.20	4	2.1	$26.20
	1,594	2.4	$4.57

11.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways.

There is one agreement that also has liquidated damages, but instead of a monetary damage, the potential liability is to have to issue shares to the distributor at a purchase price of $1.20. The quantity of shares depends on this distributor’s purchases from the Company as compared to the Company’s total revenue. It is the management’s belief that no such agreement has created any liability as of September 30, 2010.

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

During the nine months ended September 30, 2010, the Company recorded revenue from two customers totaling 48.2% of the Company’s total revenue.

13.	SUBSEQUENT EVENTS

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

Our principal executive offices are located at 2424 N Federal Hwy, Boca Raton, Florida 33431.  Our telephone number is (561) 276-2239 and our website is www.celsius.com.  The information accessible through our website does not constitute part of this report.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue

Net revenue for the three months ended September 30, 2010 and 2009 was approximately $1.8 million and $1.3 million, respectively. The increase of 31.7 % was mainly due to sales to new or recently added retail customers. We experienced a large charge to revenue due to discounts and promotions of $1.8 million in the 2010 quarter as compared to $232,000 during 2009 quarter. This increase in discounts and promotions, consisting of coupons, temporary price reductions, co-op advertising and slotting fees, is part of our strategic marketing plan. Our case volume for the three months ended September 30, 2010 increased approximately 132% compared to the same period last year.

Gross profit

Gross Profit was 1.6 % in the third quarter of 2010 as compared to 42.9 % for the same period in 2009. The decrease in gross profit is due to substantially increased promotional activity as described above and an increase in freight cost due to smaller shipments to our retailers, partially offset by improved cost of our products.

Operating Expenses

Sales and marketing expenses increased substantially to $4.2 million for the third quarter of 2010 from $2.6 million for the same three-month period in 2009, or an increase of $1.6 million. This was mainly due to increases in direct advertising expenses of $1.0 million, product samplings of $510,000, internet campaign expenses of $185,000 and co-op retailer advertising of $133,000. We have substantially increased our efforts in print and television advertising and in product samplings. We continue to participate in many trade shows, sports and exercise events across the country. General and administrative expenses increased from $624,000 for the three-month period in 2009 to $772,000 for the same period in 2010, an increase of $148,000. This was mainly due to increased expense for increased professional fees of $115,000, and increased employee related expenses of $135,000, offset to a lesser degree by reduction of option expense of $84,000,

Other expense

Total other expense decreased from $50,000 for the three-month period in 2009 to $37,000, during the second quarter in 2010, or a decrease of $13,000.

Nine months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009

Revenue

Net revenue for the nine months ended September 30, 2010 and 2009 were $8.2 million and $3.5 million, respectively. The increase of 135.9 % was mainly due to sales to new or recently added retail customers. We experienced a large charge to revenue due to discounts and promotions of $3.6 million in 2010 as compared to $519,000 during the same period last year. This increase in discounts and promotions, consisting of coupons, temporary price reductions, co-op advertising and slotting fees, are part of our strategic marketing plan. Our case volume for the nine months ended September 30, 2010 was approximately three times the volume for the same period last year.

Gross profit

Gross Profit was 33.2 % in the nine months ended September 30, 2010 as compared to 42.9 % for the same period in 2009. The decrease is due to the increased promotional activity as described above and an increase in freight cost due to smaller shipments to our retailers’ distribution centers, partially offset improved cost of our products.

Operating Expenses

Sales and marketing expenses increased substantially to $12.9 million for the nine month period ended September 30, 2010 from $5.3 million for the same nine-month period in 2009, or an increase of $7.6 million. This was mainly due to increases in direct advertising expenses of $4.2 million, product samplings of $1.9 million, internet campaign expenses of $242,000, co-op retailer advertising of $490,000, and retailer broker fees of $278,000. We have substantially increased our efforts in print, radio and television advertising and in product samplings. We continue to participate in many trade shows, sports and exercise events across the country. General and administrative expenses increased from $1.4 million for the nine-month period in 2009 to $3.1 million for the same period in 2010, an increase of $1.7 million. This was mainly due to increased employee related expenses of $703,000, increased expense for granting options of $361,000 and increased professional fees of $312,000.

Other expense

Total other expense increased from $106,000 for the nine-month period in 2009 to $647,000 during the same period in 2010, or an increase of $541,000. This increase is mainly due to the loss on extinguishment of debt of $322,000, increase of debt discount amortization of $132,000 and increase of interest on loans of $85,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had cash and cash equivalents of approximately $3.4 million and working capital of $4.8 million, and we have $2.0 million of available funds in a loan agreement. Cash used in operations during the nine months ended September 30, 2010 totaled $11.1 million. We incurred a net loss of $13.9 million during the nine months ended September 30, 2010, and our accumulated deficit increased to $33.1 million as of September 30, 2010.

The Company has not met its internal operating plan for the third quarter and accordingly, additional financial resources will be required to fund operations in 2011. We have engaged Zenith International, a consulting and advisory firm, to explore strategic options in regard to the Company’s capital needs. We expect this analysis to be complete by year-end with a possible transaction to be completed sometime in the first quarter of 2011. However, there can be no assurance that such financing will be available on commercially reasonable terms, if at all. We expect to have sufficient available capital through the first quarter of 2011.

Our financial statements for the period ended September 30, 2010 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

We borrowed $50,000 from the CEO of the Company in February 2006. We also owed the CEO $171,000 for accrued salaries from 2006 and 2007. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance under the note as of September 30, 2010 was $79,000.

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

In July 2010, we entered into a $3.0 million loan agreement with CD Financial, LLC. The loan is due in July 2012. Interest was set at five percent per annum and paid quarterly. As of September 30, 2010, the outstanding debt was $1.0 million and the remaining $2.0 million can be drawn by the company upon request.

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

In March 2010, CDS Ventures of South Florida, LLC gave notice of their election to convert $4.5 million of the convertible into 441,176 shares of common stock. The outstanding balance on the loan as of September 30, 2010 was $2,000,000.

Other Related Party Transactions

We have accrued $171,000 for Stephen Haley’s salary from March 2006 through May 30, 2007. Mr. Haley, our CEO, also lent us $50,000 in February 2006. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of September 30, 2010 was $79,000.

The CEO guaranteed the lease agreement for the Company’s former offices. The CEO has not received any compensation for the guarantee. This lease was terminated on September 30, 2010.

The Company also rented offices from a company affiliated with CD Financial LLC. This lease was terminated on August 31, 2010.

In September, 2010, the Company consolidated its operations into offices rented from a company affiliated with CD Financial, LLC. Currently the lease is for one year, renewable, with a monthly rent of $10,662. The rental fee is commensurate with other properties available in the market.

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

Changes in internal controls

We have made no changes to our internal controls during the third quarter of 2010 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Date: November 10, 2010	CELSIUS HOLDINGS, INC.

By: /s/ Geary W. Cotton
Name: Geary W. Cotton
Title: Chief Financial Officer and Chief Accounting Officer