Form 10-K
period 2010-12-31
Celsius Holdings, Inc.
filed 2011-03-31
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CELSIUS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	001-34611	20-2745790
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2424 N Federal Hwy, Suite 208
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $15.5 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date 18,515,575 as of March 25, 2011.

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

PART I

ITEM 1              DESCRIPTION OF BUSINESS

Business Overview — General

We are engaged in the development, marketing, sale and distribution of “functional” calorie-burning fitness beverages under the Celsius® brand name. According to multiple clinical studies we funded, a single serving (12 ounce can) of Celsius® burns up to 100 calories by increasing a consumer’s resting metabolism an average of 12% and providing sustained energy for up to a three-hour period. Our exercise focused studies show Celsius delivers additional benefits when consumed prior to exercise. The studies shows benefits such as increase in fat burn, increase in lean muscle mass and increased endurance.

We seek to combine nutritional science with mainstream beverages by using our proprietary thermogenic (calorie-burning) MetaPlus® formulation, while fostering the goal of healthier everyday refreshment by being as natural as possible without the artificial preservatives often found in many energy drinks and sodas. Celsius® has no artificial preservatives, aspartame or high fructose corn syrup and is very low in sodium. Celsius® uses good-for-you ingredients and supplements such as green tea (EGCG), ginger, calcium, chromium, B vitamins and vitamin C. The main Celsius line of products are sweetened with sucralose, a sugar-derived sweetener that is found in Splenda®, which makes our beverages low-calorie and suitable for consumers whose sugar intake is restricted. In 2010, we also introduced a Celsius version sweetened with Stevia.

We have undertaken significant marketing efforts aimed at building brand awareness, including a wide variety of marketing vehicles such as television, radio, on-line and magazine advertising.  We also undertake various promotions at the retail level such as coupons and other discounts in addition to in-store sampling. We engaged Mario Lopez, a well-known television personality, to be our national celebrity spokesperson.

We do not directly manufacture our beverages, but instead outsource the manufacturing process to established third-party co-packers.  We do, however, provide our co-packers with flavors, ingredient blends, cans and other raw materials for our beverages purchased by us from various suppliers.

On February 16, 2010, the Company sold 900,000 units in a secondary public offering, generating gross proceeds of $14.5 million and net proceeds of approximately $13.1 million, after deduction of underwriting discounts and payment of offering expenses.  Each unit consisted of four shares of common stock and one warrant to purchase one share of common stock exercisable at a price of $5.32 per share at any time through February 8, 2013.

A substantial portion of the net proceeds of the secondary public offering, together with approximately $2.0 million in debt financing provided to us by an affiliate of our principal shareholder in July 2010, was used for marketing and sales efforts aimed at penetrating the direct to retail (DTR) market and building brand awareness through a wide variety of marketing media and retail level promotions such as coupons and other discounts.  While our efforts met with a degree of success in penetrating major retailers, we found that we were unable to achieve product sell through at the retail level at a rate adequate to generate the revenues that would be needed to fund the ongoing costs of building brand awareness and achieving profitability in the DTR channel, as well as sustaining our operations.

Accordingly, in August 2010, we engaged a consulting and advisory firm with experience in the beverage industry, to explore strategic options, including additional financing and/or a potential sale of the Company. To date, the Company has not received any offers for either additional financing or a potential sale transaction.

As a result of the losses we incurred, the Company decided in December 2010 to significantly reduce overhead, downsize operations, decrease consumer marketing expenses and review unprofitable accounts and undertake corrective action in order to reduce cash outlays and allow the Company to operate on a break-even or close to break-even basis.  While the Company believes it has sufficient capital resources to fund its operation for the balance of 2011, the Company believes that without a capital infusion or other strategic transaction, its ability to achieve revenue growth will be limited. Accordingly, management continues to explore strategic options with respect to the financing, sale or restructuring of the Company.

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

Our principal executive offices are located at 2424 N Federal Hwy, Boca Raton, Florida 33431.Our telephone number is (561) 276-2239 and our website is www.celsius.com. The information accessible through our website does not constitute part of this report.

Industry Overview

The “functional” beverage category includes a wide variety of beverages with one or more added ingredients to satisfy a physical or functional need, such as sports drinks, energy drinks, and non-carbonated ready to drink teas.

Size of Market — According to a report by Accenture Consulting, the size of the annual non-alcoholic beverage market was estimated to have grown to more than $17.4 billion in the United States in 2010. A growing portion of this market is the functional beverage market, which was estimated at $9.7 billon, in 2010, according to Datamonitor. This market is estimated to grow to $19.7 billion by 2013, a compound annual growth rate of 15.2% over that time period.

Current Market Segmentation — The growing functional beverage market can be further segmented into several different sub-categories, such as energy drinks, sports drinks, and nutraceutical drinks.  According to Datamonitor, as of 2009, the largest category of functional drinks was energy drinks with approximately 62% market share and sports drinks with an approximately 26% market share.

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

Growing Number of Adults with Obesity— According to statistics from the U.S. Center for Disease Control and Prevention (CDC) during the past 20 years there has been a dramatic increase in obesity in the United States. In 2009, only one state (Colorado) had a prevalence of obesity less than 20%. Thirty-two states had prevalence equal to or greater than 25%; six of these states (Alabama, Mississippi, Oklahoma, South Carolina, Tennessee, and West Virginia) had a prevalence of obesity equal to or greater than 30%.

The maps below show the change in obesity prevalence from 1985 through 2009 in the United States.

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

We currently offer Celsius® in nine flavors, ginger ale, cola, orange and wild berry (which are carbonated) and non-carbonated green tea raspberry/acai, green tea/peach mango, Lemon Iced Tea, Strawberry/Kiwi and the new Stevia based, Apple Orchard. Our beverages are sold in 12 and 10.5 ounce cans, and we have recently begun to market the active ingredients in powdered form in individual On-The-Go packets as well as 2.5 ounce shots.

Celsius® is packaged in a distinctive twelve ounce sleek can that uses vivid colors in abstract patterns to create a strong on-shelf impact. The cans are sold as singles or in four-packs.

We target a niche in the functional beverage segment of the beverage industry consisting of consumers seeking calorie-burning beverages to help them manage their weight and enhance their exercise regimen.  Our target consumers are generally individuals that exercise two to five times a week and are concerned about their health.

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

We have funded seven U.S. based clinical studies for Celsius®. Each was conducted by a research organizations and each studied the total Celsius® formula. The first study was conducted by the Ohio Research Group of Exercise Science and Sports Nutrition. The remaining studies were conducted by the Applied Biochemistry & Molecular Physiology Laboratory of the University of Oklahoma. We funded all of the studies and provided Celsius® beverage for the studies. However, none of our directors, executive officers or principal shareholders is in any way affiliated with either of the two research organizations which conducted the studies.

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

Our fourth study, conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2009, combined Celsius® use with exercise. This ten-week placebo-controlled, randomized and blinded study was conducted on a total of 37 subjects. Participants were randomly assigned into one of two groups: Group 1 consumed one serving of Celsius® per day, and Group 2 consumed one serving of an identically flavored and labeled placebo beverage. Both groups participated in ten weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. The results showed that consuming a single serving of Celsius® prior to exercising may enhance the positive adaptations of exercise on body composition, cardio-respiratory fitness and endurance performance. According to the preliminary findings, subjects consuming a single serving of Celsius® lost significantly more fat mass and gained significantly more muscle mass than those subjects consuming the placebo — a 93.75% greater loss in fat and 50% greater gain in muscle mass, respectively. The study also confirmed that subjects consuming Celsius® significantly improved measures of cardio-respiratory fitness and the ability to delay the onset of fatigue when exercising to exhaustion.

Our fifth study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2009. This ten-week placebo-controlled, randomized and blinded study was conducted on a total of 27 previously sedentary overweight and obese female subjects. Participants were randomly assigned into groups that consumed identically tasting treatment beverages with exercise or without exercise. All participants consumed one drink, either placebo or Celsius, per day for 10 weeks. The exercise groups participated in ten weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. No changes were made to their diet. The results showed that consuming a single serving of Celsius® prior to exercising may improve cardiovascular health and fitness and enhance the positive adaptations of exercise on body composition. According to the preliminary findings, subjects consuming a single serving of Celsius® lost significantly more fat mass and gained significantly more muscle mass when compared to exercise alone — a 46% greater loss in fat, 27% greater gain in muscle mass, respectively. The study also confirmed that subjects consuming Celsius® significantly improved measures of cardio-respiratory fitness — 35% greater endurance performance with significant improvements to lipid profiles — total cholesterol decreases of 5 to 13% and bad LDL cholesterol 12 to 18%. Exercise alone had no effect on blood lipid levels.

Our sixth study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2009. This ten-week placebo-controlled, randomized and blinded study was conducted on a total of 37 previously sedentary male subjects. Participants were randomly assigned into groups that consumed identically tasting treatment beverages with exercise or without exercise. All participants consumed one drink, either placebo or Celsius, per day for 10 weeks. The exercise groups participated in ten weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. No changes were made to their diet. The results showed that consuming a single serving of Celsius® prior to exercising may improve cardiovascular health and fitness and enhance the positive adaptations of exercise on body composition. Significantly greater decreases in fat mass and percentage body fat and increases in VO2were observed in the subjects that consumed Celsius before exercise versus those that consumed the placebo before exercise.  Mood was not affected.  Clinical markers for hepatic, renal, cardiovascular and immune function, as determined by pre and post blood work revealed no adverse effects.

Our seventh study was conducted by Miami Research Institute in 2010 and showed the efficacy and safety of the powders and the shots. This study allows the Company to make the same structure/function claims as the ready to drink beverages.

Manufacture and Supply of Our Products

Our beverages are produced by established third party beverage co-packers. A co-packer is a manufacturing plant that provides the service of filling bottles or cans for the brand owner. We believe one benefit of using co-packers is that we do not have to invest in the production facility and can focus our resources on brand development, sales and marketing. It also allows us produce in multiple locations strategically placed throughout the country. Currently our products are produced in Cold Spring, Minnesota and Charlotte, North Carolina. We usually produce about 34,000 cases (24 units per case) of Celsius® in a production run. We purchase most of the ingredients and all packaging materials. The co-pack facility assembles our products and charges us a fee by the case. The shelf life of Celsius® is specified as 15 to 18 months.

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

Packaging materials, except for our distinctive sleek aluminum cans, are easily available from multiple sources in the United States; however, due to efficiencies we utilize single source vendor relationships. There is currently only one factory in the United States that produces the 12 ounce can. In case of an interruption at that supplier, we would be forced to change our design and structure of the can.

We believe that our co-packing arrangement and supply sources are adequate for our present needs.

Marketing

During 2010, we focused on growing our product distribution through DTR sales from small regional areas to more of a national footprint with Celsius® being increasingly available at large, well-known retailers. In order to support this growth, throughout 2010 we conducted a nationwide marketing campaign focused on television, radio, on-line and magazine and newspaper advertising.  We also supported our retail sales by retail level promotions such as coupons, in-store discounts and in-store sampling.

While our efforts met with a degree of success in penetrating major retailers, we found that we were unable to achieve product sell-through at the retail level at a rate adequate to generate the revenues that would be needed to fund the ongoing costs of building and achieving profitability in the DTR channel, as well as sustaining our operations. Accordingly, in the fourth quarter of 2010, we significantly reduced consumer marketing expenses, as part of a reduction in overhead designed to allow us to operate at a break-even or near break-even level. The Company’s current marketing plan for 2011 (absent a capital infusion) is based mainly on trade promotions and grass roots sampling events and does not include significant amounts for television, radio, and other mass marketing vehicles.

Distribution

Celsius® is sold across many retail segments. They include supermarkets, convenience stores, drug stores, nutritional stores, mass merchants and club warehouses. We also sell to health clubs, spas, gyms, the military, e-commerce websites and to a limited number of international markets. Given our current capital constraints, we are currently focusing on the retail and health and fitness segments.

We distribute our products through a hybrid of direct-store delivery (DSD) distributors and as well as sales direct to retailers (DTR).

Seasonality of Sales

As is typical in the beverage industry, sales of our beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets.

Competition

We believe that we are one of the few calorie-burning fitness beverages whose effectiveness is supported by clinical studies, which gives us a unique position in the beverage market. However, our products do compete broadly with all categories of consumer beverages. The beverage market is highly competitive, and includes international, national, regional and local producers and distributors, most of whom have greater financial, management and other resources than us.  Our direct competitors in the functional beverage market include, but are not limited to The Coca-Cola Company, Dr. Pepper Snapple Group, PepsiCo, Inc., Nestlé, Waters North America, Inc., Hansen Natural Corp., and Red Bull.

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

Risk Factors Relating to Our Business

We have an operating history with significant losses and expect losses to continue for the foreseeable future.

The Company has experienced operating losses in all years since its inception. Our future operating results will depend on many factors, both in and out of our control, including the ability to increase and sustain demand for and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees.

We have incurred a significant operating loss during the year ended December 31, 2010 of $19.5 million. As a result, at December 31, 2010, we had an accumulated deficit of $38.6 million. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of our current Celsius® product line. No assurances can be given when this will occur or that we will ever be profitable.

We require additional capital, which at present has not been available to us.

In the fourth quarter of 2010, we reduced overhead with a view to allow the Company to sustain its operations at a break-even or profitable level. We believe that our existing cash on hand and the $1.0 million available line of credit will enable us to fund our operations at our retooled level through 2011. Our current cash position allows us to undertake only limited marketing efforts without additional financing. However, we have not been able to secure additional financing on commercially reasonable terms or otherwise. Even if we are ultimately able to raise capital through equity or debt financings, the interest of existing shareholders in our company will likely be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. Without additional financing we may not be able to successfully market our products, and our business, results of operations and financial condition will likely be adversely affected.

We are currently only undertaking limited marketing efforts.

Because of our current capital constraints, we have significantly reduced and limited our marketing efforts. We cannot estimate the effects of reducing and limiting our marketing efforts on our total sales volume, which may be materially adverse.

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

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success and significant marketing and advertising could be needed to achieve and sustain brand recognition.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers. Our business depends on acceptance by our independent distributors of our brand as one that has the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales. The development of brand awareness and market acceptance is likely to require significant marketing and advertising expenditures. There can be no assurance that Celsius® will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. Any failure of Celsius® brand to maintain or increase acceptance or market penetration would likely have a material adverse effect on business, financial condition and results of operations.

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

ITEM 2              DESCRIPTION OF PROPERTY

Our executive offices are located at 2424 N. Federal Hwy, Suite 208, Boca Raton, FL 33431. We are currently being provided with space at this location by a related party, pursuant to a 12 month lease expiring in August, 2011 for $10,662 per month.

The Company has no warehouses or other facilities as we store our product at third party contract warehouse facilities.

ITEM 3              LEGAL PROCEEDINGS

On June 4, 2010, a lawsuit was commenced against us, entitled Ryan Fletcher v. Celsius Holdings, Inc., Case No. BC439055, pending in Los Angeles Superior Court, State of California (the "Litigation"). In the Litigation, plaintiff asserts that the Company is liable to him for violations of the California Consumer Legal Remedies Act, California Business and Professions Code Section 17200, et seq., and California Business and Professions Code Section 17500, et seq., arising out of the Company's advertising, marketing and packaging of its Celsius products. Plaintiff seeks to recover damages from the Company in an amount to be determined.

We have answered the complaint, exchanged written discovery and have deposed the plaintiff. Based on the foregoing, we believe that not only is the complaint without merit, but that the Litigation is frivolous.  Accordingly, we have filed motions which, if granted will result in dismissal of the complaint, as well as possibly imposing sanctions upon the Plaintiff’s counsel. However, as the Litigation is still in its initial stages, it is impossible to predict the ultimate outcome at this time.

We are involved in other routine litigation arising in the ordinary course of our business, none of is expected to have a material adverse effect on our business, results of operations or financial condition.

There are no proceedings in which any of our directors, officers or affiliates, or any record or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4              RESERVED

PART II

ITEM 5              MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock was traded on the OTC Bulletin Board until the February 9, 2010 consummation of our 2010 public offering at which time our common stock and warrants were listed on the NASDAQ Capital Market. On December 31, 2010, our common stock and warrants were delisted from the NASDAQ Capital Market for failure to comply with the requirements for continued listing and are traded in the OTC Market (formerly the pink sheets) The trading symbols for our common stock and warrants are CELH.PK and CELHW.PK, respectively. The prices represent inter-dealer quotations based without retail mark-up, mark-down or commission and may not represent actual transactions. The prices have been adjusted for the 1-for-20 reverse split implemented on December 23, 2009.

Quarter Ended(1)	High	Low
31-Dec-10	$1.65	$0.32
30-Sep-10	$2.74	$1.16
30-Jun-10	$4.49	$1.46
31-Mar-10	$5.45	$2.92
31-Dec-09	$12.00	$2.25
30-Sep-09	$14.00	$4.00
30-Jun-09	$4.00	$2.00
31-Mar-09	$3.00	$0.80
31-Dec-08	$1.60	$0.60
30-Sep-08	$3.00	$1.00
30-Jun-08	$3.80	$1.60
31-Mar-08	$5.60	$2.00

Holders of Record

As of December 31, 2010, we had 31 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We believe that there are in excess of 7,000 beneficial shareholders of our common stock.

Dividends

The Company has never declared nor paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. By agreement, we are obligated to issue dividends in preferred stock to preferred stock holders; however, we do not anticipate paying cash dividends to preferred stock holders in the foreseeable future. The Company’s current policy is to retain any earnings in order to finance the expansion of its operations. The Company’s Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable law.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 7              MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following is a discussion of our financial condition and results of operations, comparing the year ended December 31, 2010 to the year ended December 31, 2009. You should read this section together with the Company’s financial statements included in Item 8 of this report, including the notes to those financial statements. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

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

Although our significant accounting policies are described in Note 2 of the notes to consolidated financial statement, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. For a detailed discussion on the application of these and our other accounting policies, see Note 2 contained in Part II, Item 7 to the Consolidated Financial Statements for the year ended December 31, 2010.

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

We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment.  If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.  Based on management’s impairment analysis performed for the year ended December 31, 2010, the estimated fair values of trademarks exceeded the carrying value of $0.

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

Newly Issued Accounting Pronouncements

Information regarding newly issued accounting pronouncements is contained in Part II, Item 7, Note 2 to the Consolidated Financial Statements for the year ended December 31, 2010.

Results of Operations

On February 16, 2010, the Company sold 900,000 units in a secondary public offering, generating gross proceeds of $14.5 million and net proceeds of approximately $13.1 million, after deduction of underwriting discounts and payment of offering expenses.  Each unit consisted of four shares of common stock and one warrant to purchase one share of common stock exercisable at a price of $5.32 per share at any time through February 8, 2013.

A substantial portion of the net proceeds of the secondary public offering, together with approximately $2.0 million in debt financing provided to us by an affiliate of our principal shareholder in July 2010, was used for marketing and sales efforts aimed at penetrating the direct to retail (DTR) market and building brand awareness through a wide variety of marketing media and retail level promotions such as coupons and other discounts.  While our efforts met with a degree of success in penetrating major retailers, we found that we were unable to achieve product sell through at the retail level at a rate adequate to generate the revenues that would be needed to fund the ongoing costs of building brand awareness and achieving profitability in the DTR channel, as well as sustaining our operations.

Accordingly, in August 2010, we engaged a consulting and advisory firm with experience in the beverage industry, to explore strategic options, including additional financing and/or a potential sale of the Company. To date, the Company has not received any offers for either additional financing or a potential sale transaction.

As a result of the losses we incurred, the Company decided in December 2010 to significantly reduce overhead, downsize operations, decrease consumer marketing expenses and review unprofitable accounts and undertake corrective action in order to reduce cash outlays and allow the Company to operate on a break-even or close to break-even basis.  While the Company believes it has sufficient capital resources to fund its operations for the balance of 2011, the Company believes that without a capital infusion or other strategic transaction, its ability to achieve revenue growth will be limited.  Accordingly, management continues to explore strategic options with respect to the financing, sale or restructuring of the Company.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Revenue increased 41.7% for the year 2010 to $8.3 million, as compared to $5.9 million in 2009. The increase was mainly due to increased sales directly to new retailers.

Revenue for the 4th quarter of 2010 was $103,000 as compared to $2.4 million for the same period in 2009. The decrease largely resulted from returns of overstock inventory by three major customers. Revenue for the 4th quarter would have been approximately $1.3 million, without these returns and credits.  During the 4th quarter 2009 we recorded a pipe-line fill of $1.4 million to a major customer, and without this initial order, revenue for the 4th quarter of 2009 would have been approximately $1.0 million.

Net Revenue in 2010 was significantly adversely affected by trade promotions. Gross revenue before promotional discounts, coupons, slotting fees and rebates was $13.1 million in 2010 as compared to $6.7 million for 2009.

Gross Profit

Gross profit was 13.2% of net revenue for 2010, as compared to 47.8% in 2009. Gross profit for the fourth quarter of 2010 was significantly impacted by the above discussed returns and credits in addition to an increase in the reserve for inventory obsolescence related to the expected lower salvage value of the returned products. Gross profit for the 4th quarter was a negative $1.6 million. Without the returns, credits and allowance for obsolescence the gross profit would have been approximately $464,000 or 34.2% which is comparable to the first nine months of 2010. Gross profits were also affected by the increase in trade promotions and discounts in 2010 compared to 2009.

Operating Expenses

Sales and marketing expenses increased to $15.2 million in 2010 as compared to $8.0 million in 2009, an increase of $7.2 million or 89.8%. This increase was mainly due to increased cost of samplings at retailers, print, TV and radio advertising. General and administrative expenses increased to $4.7 million in 2010 as compared to $2.3 million in 2009, an increase of $2.4 million. The increase was mainly due to increased cost for issuance and cancellation of stock options, $1.3 million, increased administrative employee cost, including severance, of $722,000, and increased professional fees, $335,000.

Other Expense

Other expense consists of interest on outstanding loans of $396,000 in 2010 as compared to $322,000 in 2009. The increase of $74,000 was mainly due to an increase in total debt as well as increased interest rates. Our interest income increased from $16,000 in 2009 to $18,000 in 2010, an increase of $2,000. We also incurred a loss on extinguishment of debt for $322,000 in 2010, in connection with a renegotiation of the $6.5 million loan in February 2010.

Liquidity and Capital Resources

We have yet to establish any history of profitable operations. As a result, at December 31, 2010, we had an accumulated deficit of $38.6 million. At December 31, 2010, we had working capital of $1.4 million. We have had operating cash flow deficits in all quarters of our operations. Our revenue has not been sufficient to sustain our operations.

On February 16, 2010, the Company sold 900,000 units in a secondary public offering, generating gross proceeds of $14.5 million and net proceeds of approximately $13.1 million, after deduction of underwriting discounts and payment of offering expenses.  Each unit consisted of four shares of common stock and one warrant to purchase one share of common stock exercisable at a price of $5.32 per share at any time through February 8, 2013.

A substantial portion of the net proceeds of the secondary public offering, together with approximately $2.0 million in debt financing provided to us by an affiliate of our principal shareholder in July 2010, was used for marketing and sales efforts aimed at penetrating the direct to retail (DTR) market and building brand awareness through a wide variety of marketing media and retail level promotions such as coupons and other discounts.  While our efforts met with a degree of success in penetrating major retailers, we found that we were unable to achieve product sell through at the retail level at a rate adequate to generate the revenues that would be needed to fund the ongoing costs of building brand awareness and achieving profitability in the DTR channel, as well as sustaining our operations.

Accordingly, in August 2010, we engaged a consulting and advisory firm with experience in the beverage industry, to explore strategic options, including additional financing and/or a potential sale of the Company. To date, the Company has not received any offers for either additional financing or a potential sale transaction.

As a result of the losses we incurred, the Company decided in December 2010 to significantly reduce overhead, downsize operations,  decrease consumer marketing expenses  and review unprofitable accounts and undertake corrective action in order to reduce cash outlays and allow the Company to operate on a break-even or close to break-even basis.  While the company believes it has sufficient capital resources to fund its operations for the balance of 2011, the Company believes that without a capital infusion or other strategic transaction, its ability to achieve revenue growth will be limited. Accordingly, management continues to explore strategic options with respect to the financing, sale or restructuring of the Company.

Our financial statements for the period ended December 31, 2010 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

We borrowed $50,000 from the CEO of the Company in February 2006. We also owed the CEO $171,000 for accrued salaries from 2006 and 2007. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance under the note as of December 31, 2010 was $64,000. The note was restructured in January 2011 to continue monthly payments of $5,000 until paid in full.

In September 2009, we entered into a $6.5 million loan agreement with CDS Ventures of South Florida, LLC. The loan is due in September 2012. Interest was set at 300 basis points over the one-month LIBOR rate. The interest rate was re-negotiated on February 1, 2010 to 700 basis points over one (1) month LIBOR.  Interest is payable quarterly. On March 10, 2010, CDS converted $4.5 million of the convertible note into common stock at the exercise price of $10.20 per share.

In July 2010, we entered into a $3.0 million line of credit agreement with CD Financial, LLC. The amounts borrowed thereunder are due in July 2012. Interest was set at five percent per annum and paid quarterly. As of December 31, 2010, the outstanding debt was $2.0 million and we can draw the remaining $1.0 million upon request.

The following table summarizes contractual obligations and borrowings as of December 31, 2010, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods (in thousands). We expect to fund these commitments primarily with raise of debt or equity capital.
	Payments Due by Period
Contractual	Total	Less Than	1 to	3 to	More Than
Obligations		1 Year	3 Years	5 Years	5 Years
Debt to related party	$2,064	64	2,000	—	—
Convertible note, related parties	2,000	—	2,000	—	—
Purchase obligations	—	—	—	—	—
Total	$4,064	$64	$4,000	$—	$—

Our Securities Purchase Agreement with Golden Gate Investors, Inc.

On December 19, 2007, we entered into a securities purchase agreement with Golden Gate Investors, Inc (GGI). The purchase agreement included four tranches of $1,500,000 each. The first tranche consisted of our 7.75% convertible debenture issued in exchange for $250,000 in cash and a promissory note for $1,250,000 issued by GGI which was to mature on February 1, 2012. The promissory note contained a prepayment provision which required GGI to make prepayments of interest and principal of $250,000 monthly upon satisfaction of certain conditions. One of the conditions to prepayment was that GGI may immediately sell all of the common stock issued upon Conversion (as defined in the debenture) pursuant to Rule 144 of the Securities Act of 1933. We were under no contractual obligation to ensure that GGI may immediately sell all of the Common Stock Issued at Conversion (as defined in the debenture) pursuant to Rule 144 under the Securities Act of 1934. In the event that GGI may not immediately sell all of the Common Stock Issued at Conversion pursuant to Rule 144, GGI would be under no obligation to prepay the promissory note and likewise under no obligation to exercise its conversion rights under the debenture. If GGI did not fully convert the debenture by its maturity on December 19, 2011, the balance of the debenture was to be offset by any balance due to us under the promissory note. On September 8, 2009, the Company entered into an addendum to the agreement with GGI. The balance of the note receivable, $250,000 was netted against the balance of the debenture. All future tranches were cancelled and terminated without penalty to either party. The remaining balance of the debenture was converted in June 2010. In total, GGI converted $1.2 million of its convertible debenture through June 2010 receiving 972,078 shares of common stock.

Our Securities Purchase Agreements with CDS Ventures of South Florida, LLC

On August 8, 2008, we entered into a securities purchase agreement with CDS Ventures of South Florida, LLC. Pursuant to the agreement, we issued 100 shares of Series A preferred stock, as well as a warrant to purchase an additional 50 shares of Series A preferred stock, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD Financial, LLC. The shares of Series A preferred stock can be converted into our common stock at any time. The securities purchase agreement was amended on December 12, 2009 to provide that until December 31, 2010, the conversion price is $1.60, after which the conversion price is the greater of $1.60 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to the securities purchase agreement, we also entered into a registration rights agreement, under which we registered the shares of common stock issuable upon conversion of the Series A preferred stock for resale under the Securities Act of 1933. The Series A preferred stock accrues ten percent annual cumulative dividends, payable in additional shares of Series A preferred stock. We issued 15.1 shares of Series A preferred stock in dividends during 2010, in dividends for the years 2009 and 2010. The Series A preferred stock matures on February 1, 2013 and is only redeemable in our common stock.

In November 2009, CDS Ventures of South Florida, LLC exercised its right to purchase an additional 50 shares of Series A Preferred Stock in exchange for cancellation of a $1.0 million note issued to CD Financial, LLC.

On December 12, 2008, we entered into a second securities purchase agreement with CDS. Pursuant to this securities purchase agreement, we issued 100 shares of Series B preferred stock, as well as a warrant to purchase an additional 100 shares of Series B preferred stock, for a cash payment of $2.0 million. The shares of Series B preferred stock were convertible into our common stock at any time. Until December 31, 2010, the conversion price was $1.00, after which the conversion price was the greater of $1.00 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. We also granted CDS Ventures of South Florida, LLC registration rights under the Securities Act of 1933 with respect to the shares of common stock issuable upon conversion of the Series B preferred stock. The Series Preferred B stock accrued a ten percent annual cumulative dividend, payable in additional shares of Series B preferred stock. We issued 11 shares of Series B preferred stock in dividends during the first quarter of 2010. The Series B preferred stock was scheduled to mature on December 31, 2013 and was only redeemable in our common stock.

On March 31, 2009, CDS Ventures of South Florida, LLC exercised its right to purchase an additional 100 shares of Series B preferred stock and executed a subscription agreement for $2.0 million. The monies for the subscription were paid on April 7 and May 1, 2009.

On December 23, 2009, CDS Ventures of South Florida, LLC converted all of the Series B preferred stock (including shares issuable in payment of accrued dividends) into 4,343,000 shares of common stock.  We recorded a liability to CDS Ventures of South Florida, LLC for a $100,000 fee for their agreement to convert the Series B preferred stock into common stock on an accelerated basis, which was paid during 2010.In March 10, 2010, CDS Ventures of South Florida LLC converted all of our Series A preferred stock it held, including accrued dividends, into 2,103,466 shares of common stock (a conversion price of $1.60 per share).

Pursuant to the securities purchase agreements relating to our Series A preferred stock, CDS Ventures of South Florida, LLC was given the right to designate two members to our board of directors, which were designated in August 2009.

Our Refinance Agreement with Lucille Santini

On September 8, 2009, we entered into a convertible loan agreement with Lucille Santini, a principal shareholder.  We received advances from Ms. Santini at various times during 2004 and 2005, totaling $76,000 and $424,000, respectively. The advances carried interest at a rate variable with the prime rate.  In September 2010, the debt was refinanced, with no amortization and the note is due on September 8, 2012. This note carries a variable interest rate equal to 300 basis points over the one (1) month LIBOR. Commencing on September 8, 2010 and continuing each three month period hereafter, we will make payments of all accrued but unpaid interest only. The loan can at any time be converted to shares of our common stock at the Conversion Price. The “Conversion Price” is: (A) from September 8, 2010 through and including December 31, 2011, equal to the lesser of (i) $8.00 per share, or (ii)”Market Price” on the date of conversion (as defined above); or (B) after December 31, 2011 the greater of(i) $8.00 per share, or (ii) Market Price on the date of conversion, as appropriately adjusted for in either case stock splits, stock dividends and similar events; provided, however, that, the Conversion Price shall never be less than $2.00 regardless of Market Price on the date of conversion. In connection with the refinance agreement, was also granted Ms. Santini certain registration rights under the Securities Act of 1933 with respect to the shares of common stock issuable upon conversion of the debt.

In March 2010, the balance of $615,000 of convertible debt was converted into 176,659 shares of common stock (a conversion price of $3.48 per share).

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

In March 2010, CDS Ventures of South Florida, LLC converted $4.5 million of the convertible into 441,176 shares of common stock. The outstanding balance on the loan as of December 31, 2010 was $2,000,000.

Other Related Party Transactions

We have accrued $171,000 for Stephen Haley’s salary from March 2006 through May 30, 2007. Mr. Haley, our CEO, also lent us $50,000 in February 2006. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance under the note as of December 31, 2010 was $64,000. The note was restructured in January 2011 to continue monthly payments of $5,000 until paid in full.

The CEO guaranteed the lease agreement for the Company’s former offices. The CEO has not received any compensation for the guarantee. This lease was terminated on September 30, 2010.

The Company also rented offices from a company affiliated with CD Financial LLC. This lease was terminated on August 31, 2010.

In September, 2010, the Company consolidated its operations into offices rented from a company affiliated with CD Financial, LLC. Currently the lease is for one year until August 2011, renewable, with a monthly rent of $10,662. The rental fee is commensurate with other properties available in the market.

Secondary Public Offering

On February 16, 2010, the Company sold 900,000 units resulting in a secondary public offering at a price of $16.125 per unit.  Each unit consists of four shares of common stock and one warrant to purchase one share of common stock. The warrants are exercisable at a price of $5.32 per share at any time through February 8, 2013. The offering generated gross proceeds of $14.5 million and net proceeds, approximately $13.1 million, after deducting the underwriting discount and offering expenses.

Going Concern

The accompanying consolidated financial statements are presented on a going concern basis. The Company has suffered losses from operations, and has an accumulated deficit and net cash used in operations of $14,222,786 for the year ended December 31, 2010. This raises substantial doubt about its ability to continue as a going concern. Management is currently seeking new capital or debt financing to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds. If not successful in obtaining financing, the Company will have to substantially diminish or cease its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8.              CONSOLIDATED FINANCIAL STATEMENTS

CELSIUS HOLDINGS, INC AND SUBSIDIARIES

7900 Glades Road, Suite 540 Boca Raton, Florida 33434 Tel. 561-886-4200 Fax. 561-886-3330 e-mail:info@sherbcpa.com Offices in New York and Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Celsius Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Celsius Holdings, Inc. and Subsidiaries as of December 31, 2010 and 2009, respectively, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2010 and 2009, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2010 and 2009, respectively, and the results of their operations and cash flows for the years ended December 31, 2010, and 2009, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations, and has an accumulated deficit and net cash used in operations of $14,222,786 for the year ended December 31, 2010. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants

Boca Raton, Florida
March 22, 2011

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2010	2009

Current assets:
Cash and cash equivalents	$1,320,665	$606,737
Accounts receivable, net	1,192,139	2,124,788
Inventories, net	1,563,753	1,650,337
Other current assets	138,310	893,202
Total current assets	4,214,867	5,275,064

Property, fixtures and equipment, net	101,895	179,832
Other long-term assets	—	18,840
Total Assets	$4,316,762	$5,473,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,771,166	$1,722,031
Short term portion of other liabilities	—	23,074
Due to related parties, short-term portion	63,882	1,110,000
Total current liabilities	2,835,048	2,855,105

Convertible note payable, net of debt discount	—	34,519
Convertible note payable, net of debt discount, related party	2,000,000	5,620,052
Due to related parties, long-term portion	2,000,000	61,034
Other liabilities	—	55,183
Total Liabilities	6,835,048	8,625,893

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 2,500,000 shares authorized, 0 shares and 165 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value: 50,000,000 shares authorized, 18.5 million and 12.0 million shares issued and outstanding, respectively	18,515	12,030
Additional paid-in capital	36,101,998	15,977,210
Accumulated deficit	(38,638,799)	(19,141,397)
Total Stockholders’ Deficit	(2,518,286)	(3,152,157)
Total Liabilities and Stockholders’ Deficit	$4,316,762	$5,473,736

See Notes to Consolidated Financial Statements

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2010	2009
Net revenue	$8,312,960	$5,867,895
Cost of revenue	7,217,601	3,063,142

Gross profit	1,095,359	2,804,753

Operating expenses:
Selling and marketing expenses	15,187,499	8,001,697
General and administrative expenses	4,705,393	2,256,800

Total operating expenses	19,892,892	10,258,497

Operating loss	(18,797,533)	(7,453,744)

Other income (expenses):
Loss on extinguishment of debt, related party	(322,356)	—
Interest income	18,412	16,337
Interest expense, related party	(2,078)	(84,536)
Interest expense, other	(393,847)	(237,086)

Total other expenses	(699,869)	(305,285)

Net loss	$(19,497,402)	$(7,759,029)

Basic and diluted -
Loss per share	$(1.11)	$(1.02)
Weighted average shares outstanding	17,525,352	7,627,383

See Notes to Consolidated Financial Statements

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance at December 31, 2008	200	$—	7,439,468	$7,439	$11,386,156	$(11,382,368)	$11,227

Effects of rounding of reverse split			876	1	(1)		—
Conversion of preferred to common stock	(217)	—	4,343,000	4,343	(4,343)		—
Issuance of preferred stock as dividend	32	—			—		—
Issuance of preferred stock for cash	100	—			2,000,000		2,000,000
Issuance of stock in exchange of note	50	—	110,362	111	1,374,889		1,375,000
Issuance of common stock for cash			121,012	121	78,604		78,725
Shares issued as compensation			14,801	15	36,110		36,125
Beneficial conversion feature of debt instrument					547,000		547,000
Fee for acceleration of conversion of preference shares					(100,000)		(100,000)
Stock option expense					658,795		658,795
Net loss						(7,759,029)	(7,759,029)
Balance at December 31, 2009	165	—	12,029,519	12,030	15,977,210	(19,141,397)	(3,152,157)

Conversion of preferred to common stock	(168)	—	2,103,446	2,103	(2,103)		—
Issuance of preferred stock as dividend	3	—			—		—
Issuance of stock in exchange of note			637,217	637	5,150,363		5,151,000
Issuance of common stock for cash			3,745,393	3,745	13,141,085		13,144,830
Stock option expense					1,835,443		1,835,443
Net loss						(19,497,402)	(19,497,402)
Balance at December 31, 2010	—	$—	18,515,575	$18,515	$36,101,998	$(38,638,799)	$(2,518,286)

The Statement of Stockholders deficit has been restated for the 20 for one reverse stock split effectuated on December 23, 2009. The corresponding numbers of preferred shares, preferred stock amount, common shares, common stock amount and additional paid-in capital have all been retroactively adjusted for the reverse stock split.

See Notes to Consolidated Financial Statements

CELSIUS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(19,497,402)	$(7,759,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50,229	55,103
Loss (gain) on disposal of assets	44,304	(1,172)
Adjustment to allowance for doubtful accounts	(42,513)	21,195
Adjustment to reserve for inventory obsolescence	698,149	(163,497)
Issuance of stock options and warrant	1,835,443	658,795
Amortization of debt discount	174,073	189,001
Loss on extinguishment of debt, related party	322,356	—
Issuance of shares as compensation	—	36,125
Changes in operating assets and liabilities:
Accounts receivable	975,163	(1,953,204)
Inventories	(611,565)	(981,831)
Prepaid expenses and other assets	779,842	(881,047)
Accounts payable and accrued expenses	1,049,135	1,140,627
Net cash used in operating activities	(14,222,786)	(9,638,934)

Cash flows from investing activities:
Proceeds from sale of equipment	46,298	6,835
Purchases of property, fixtures and equipment	(69,520)	(57,245)
Net cash used in investing activities	(23,222)	(50,410)

Cash flows from financing activities:
Proceeds from sale of common stock	13,144,830	78,725
Proceeds from sale of preferred stock	—	2,000,000
Proceeds from issuance of convertible notes	1,000,000	5,500,000
Proceeds from note receivable, related party	2,000,000	1,950,000
Proceeds from note receivable	515	—
Repayment of loans payable	(78,257)	(158,258)
Repayment of note to related parties	(1,107,152)	(115,019)
Net cash provided by financing activities	14,959,936	9,255,448
(Decrease) Increase in cash	713,928	(433,896)

Cash, beginning of year	606,737	1,040,633
Cash, end of year	$1,320,665	$606,737
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$79,539	$116,284
Cash paid during the year for taxes	$—	$—

Non-Cash financing and investing activities
Issuance of shares for note payable	$5,151,000	$1,375,000
Debt discount for beneficial conversion feature	$—	$547,000

See Notes to Consolidated Financial Statements

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Business —Celsius Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 26, 2005.On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Elite FX, Inc., a Florida corporation.  Under the terms of the Merger Agreement Elite FX, Inc. was merged into the Company’s subsidiary, Celsius, Inc. and became a wholly-owned subsidiary of the Company on January 26, 2007.

The Company is engaged in the development, marketing, sale and distribution of “functional” calorie-burning fitness beverages under the Celsius® brand name.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern — The accompanying consolidated financial statements are presented on a going concern basis. The Company has suffered losses from operations and has an accumulated deficit and net cash used in operations of $14,222,786 for the year ended December 31, 2010. This raises substantial doubt about its ability to continue as a going concern. Management is currently seeking new capital or debt financing to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds. If not successful in obtaining financing, the Company will have to substantially diminish or cease its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At December 31, 2010, the Company did not have any investments with maturities greater than three months.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2010 and December 31, 2009, there was an allowance for doubtful accounts of $32,433 and $74,296, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At December 31, 2010 and December 31, 2009, there was a reserve for obsolescence of $741,696 and $43,548, respectively.

Property, Fixtures, and Equipment — Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events and printed advertising. The Company incurred advertising expense of $10.6 million and $4.2 million, during the fiscal years 2010 and 2009, respectively

Research and Development — Research and development costs are charged to operations as incurred and consists primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $120,000 and $115,000, during the fiscal years 2010 and 2009, respectively.

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

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of preferred shares, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of December 31, 2010 there were options outstanding to purchase 565,000 shares, which exercise price averaged $2.53. There are no dilutive common shares equivalents.

Reclassifications— Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the reported net loss.

Share-Based Payments —Effective January 1, 2006, the Company has fully adopted the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Recent Accounting Pronouncements

ASU 2010-28 (ASC 350, Intangibles – Goodwill and Other): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For those reporting units, Step 2 of the goodwill impairment test is required if it is more likely than not that a goodwill impairment exists. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not expect the adoption of this guidance will have any effect on our financial position or results of operations.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2010-29 (ASC 805, Business Combinations): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this require disclose of revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not expect the adoption of this guidance will have any effect on our financial statements.

All other new accounting pronouncements issued but not yet effective have been deemed to not be applicable; hence the adoption of these new standards is not expected to have a material impact on our results of operations, cash flows or financial position.

3.	INVENTORIES

Inventories consist of the following at:

	December 31, December 31,
	2010	2009
Finished goods	$1,743,590	$1,178,488
Raw Materials	561,860	515,397
Less: inventory valuation allowance	(741,697)	(43,548)
Inventories, net	$1,563,753	$1,650,337

4.	OTHER CURRENT ASSETS

Other current assets $138,310 and $893,202, at December 31, 2010 and 2009, respectively, consist mainly of prepaid product demonstrations, prepaid TV advertising, prepaid professional fees, capitalized offering expenses, deposits on purchases.

5.	PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures and equipment consist of the following at:

	December 31, December 31,
	2010	2009
Furniture, fixtures and equipment	$156,229	$277,582
Less: accumulated depreciation	(54,334)	(97,750)
Total	$101,895	$179,832

Depreciation expense amounted to $50,229 and $55,103 during the fiscal years 2010 and 2009, respectively

6.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following at:

	December 31, December 31,
	2010	2009
Long term deposit on office lease	$-	$18,840
Intangible assets	41,500	41,500
Less: Impairment of intangible assets	(41,500)	(41,500)
Total	$-	$18,840

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31, December 31,
	2010	2009
Accounts payable	$1,932,194	$1,112,424
Accrued expenses	838,972	609,607
Total	$2,771,166	$1,722,031

8.	DUE TO RELATED PARTIES

Due to related parties consists of the following as of:

	December 31, 2010	December 31, 2009

In December 2009, the Company entered into a $1 million revolving line of credit with CD Financial, LLC (“CD”) and it carries interest of Libor plus three percentage points. The Company has pledged all of its assets as security for the line of credit. The line expires in December 2010.	$—	$950,000

In July 2010, the Company entered into a $3 million line of credit with CD and it carries interest of five percent per annum. The Company has pledged all of its assets as security for the line of credit. The line expires in July 2012.	2,000,000	—

In December 2009, the Company entered into an agreement to accelerate the conversion of its Series B preferred shares to common stock. The Company recognized a liability to be paid without interest in December 2010.	—	100,000

The Company’s CEO loaned the Company $50,000 in February 2006. Moreover, the Company accrued salary for the CEO from March of 2006 through May 2009 for a total of $171,000. In August 2009, the total debt was refinanced, has no collateral and accrues interest at 3%; monthly payments of $5,000 are due with a balloon payment of $64,000 in January 2011. The balloon payment was renegotiated in January 2010, to continue monthly payments of $5,000 until the note is paid in full.	63,882	121,034
	$2,063,882	$1,171,034
Less: Short-term portion	$(63,882)	$(1,110,000)
Long-term portion	$2,000,000	$61,034

Convertible note payable

	December 31, 2010	December 31, 2009
Convertible note payable, related party see Note 11	2,000,000	5,170,419
Convertible note payable, related party see Note 11	—	449,633
Convertible note payable, long term	$2,000,000	$5,620,052

Also, see Note 11— Convertible Note payable, related parties, and Note 13— Related party transactions.

9.	OTHER LIABILITY

During 2006 and 2009, the Company acquired a copier and 8 delivery vans, all of them financed. The outstanding balance on the aggregate loans as of December 31, 2010 and 2009 was $0 and $78,257, respectively, of which $0 and $23,074, is due during the next 12 months, respectively. The loans carry interest ranging from 5.4% to 9.1%. The assets that were purchased are collateral for the loans.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	CONVERTIBLE NOTE PAYABLE, OTHER

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

The Company recorded a debt discount of $186,619 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The debt discount was amortized over the term of the debenture. The Company recorded $1,481 and $136,949 as interest expense amortizing the debt discount during 2010 and 2009, respectively. The Company considered ASC 815 Derivatives and Hedging and concluded that the conversion option should not be bifurcated from the host. We also concluded that the conversion option is recorded as equity and not a liability.

From June 2008 to December 2010, the Company converted $1,185,000 of the debenture to approximately 1.0 million shares of Common Stock and the Company paid $65,000 of the debenture in cash.

The outstanding liability, net of debt discount, as of December 31, 2010 and December 31, 2009 was $0 and $34,519, respectively.

11.	CONVERTIBLE NOTE PAYABLE, RELATED PARTIES

The Company entered into a loan agreement for up to $6.5 million in September 2009 and issued a convertible note to one of its shareholders. The note carried interest of one month LIBOR plus 3%, payable the first time on the anniversary of the agreement, thereafter quarterly. The loan matures on September 9, 2012. The outstanding balance can be immediately converted into the Company’s common stock at a conversion price. The conversion price was originally based on a price of $8.00 per share, or a market price calculation at the date of conversion. In order to comply with the listing requirements for the NASDAQ Stock Market, in January 2010, the parties amended the convertible loan agreement to set the conversion price to $10.20, which was the consolidated closing bid price of the common stock on the OTC Bulletin Board on the business day prior to the date the loan agreement was entered into. At the same time the interest rate was increased to one month LIBOR plus 7%. The Company recorded a debt discount totaling $362,500 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of each draw on the loan. The debt discount was amortized over the remaining term of the debenture. The Company recorded $7,225 and $32,919, respectively, as interest expense amortizing the debt discount during 2010 and 2009, respectively. In concurrence to the amendment to of the loan agreement, the Company recorded a loss on extinguishment of debt of $322,356, the unamortized debt discount at the time of amendment. The Company considered requirements by the Derivatives and Hedging Topic of the ASC and other guidance and concluded that the conversion option should not be bifurcated from the host contract and the conversion option is recorded as equity and not a liability.  In March 2010, the shareholder gave notice of its election to convert $4.5 million of the convertible into 441,176 shares of common stock. The outstanding balance on the loan as of December 31, 2010 was $2,000,000. The Company is obligated to file a registration statement upon written notice from CDS and such registration statement must be effective within 180 days of the date of notice.  If after the 180 days the company has not complied with the agreement it shall pay $65,000 per month in penalty, until the registration statement is effective.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company entered into a refinance agreement for $615,000 in September, 2009 and issued a convertible note to one of its shareholders. The Company restructured an already existing note issued to the shareholder. The outstanding balance was immediately converted in the Company common stock at a conversion price from September 8, 2009 through and including December 31, 2011, equal to the lesser of (i) $8.00 per share, or (ii) the average of the ten daily VWAPs for the 10 Trading Days immediately preceding the date on which a conversion notice is received (defined in the note as the “Market Price”); or (B) after December 31, 2011 the greater of(i) $8.00 per share, or (ii) the Market Price; provided that, the conversion price shall never be less than $2.00 (two dollars) regardless of the Market Price on the conversion date. The Company recorded a debt discount totaling $184,500 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of issuance. The debt discount is being amortized over the term of the debenture. The Company recorded $165,367 and $19,133, respectively, as interest expense amortizing the debt discount during 2010 and 2009, respectively. The Company considered requirements by the Derivatives and Hedging Topic of the ASC and other guidance and concluded that the conversion option should not be bifurcated from the host contract and the conversion option is recorded as equity and not a liability.  In March 2010, the shareholder gave notice of its election to convert the convertible note into 176,659 shares of common stock. The outstanding balance on the loan as of December 31, 2010 was $0. The Company is obligated to file a registration statement upon notice from Santini. The Company is obligated to file a registration statement covering the 176,659 shares upon written notice from Santini and such registration statement must be effective within 180 days of the date of notice. If after the 180 days the company has not complied with the agreement the Company shall pay $6,150 per month in penalty, until the registration statement is effective.

12.	PREFERRED STOCK

On August 8, 2008, the Company entered into a securities purchase agreement (“SPA1”) with CDS Ventures of South Florida, LLC (“CDS”), an affiliate of CD Financial, LLC (“CD”). Pursuant to SPA1, the Company issued 100 Series A preferred shares (“Preferred A Shares”), as well as a warrant to purchase an additional 50 Preferred A Shares, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD. The Preferred A Shares can be converted into Company common stock at any time. SPA1 was amended on December 12, 2008 to provide that until December 31, 2010 the conversion price is $1.60, after which the conversion price is the greater of $1.60 or 90% of the volume weighted average price of the Common Stock for the prior 10 trading days. Pursuant to SPA1, the Company also entered into a registration rights agreement, pursuant to which the Company filed a registration statement for the common stock issuable upon conversion of Preferred A Shares. The registration statement filed in connection with the Preferred A Shares was declared effective on May 14, 2009. The Preferred A Shares accrue a ten percent annual cumulative dividend, payable in additional Preferred A Shares. In March and December of 2009, the Company issued 15.05 Preferred A Shares in dividends for the years 2008 and 2009. The Preferred A Shares mature on February 1, 2013 and are redeemable only in Company Common Stock. In November 2009, CDS exercised its right to purchase additional 50 Preferred A Shares. The consideration was paid in form of a cancellation of a previously issued promissory note for $1.0 million.

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

On March 31, 2009, CDS exercised its right to purchase additional 100 Preferred B Shares and executed a subscription agreement for $2.0 million. The monies for the subscription were paid on April 7 and May 1, 2009. In December 2009, CDS entered into an agreement with the Company whereby they converted all the Preferred B Shares, including accrued dividends for 2009 of 17.1 Preferred B Shares, to 4,343,000 shares of Common Stock. As compensation for the accelerated conversion, the Company agreed to pay CDS $100,000 in December 2010, recorded as reduction of additional paid in capital.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 10, 2010, CDS gave notice of their election to convert all of their Series A Preferred Stock, including accrued dividend of 3 shares of Preferred A Shares, to 2,103,446 shares of common stock (a conversion price of $1.60 per share.)

The Company is obligated to file a new registration statement upon notice from CDS, to cover 6,446,446 shares of common stock CDS received from the conversion of Preferred A and B shares, and such registration statement must be effective within 180 days of the date of notice. After the 180 days and the company has not complied with the agreement it shall pay $70,000 per month in penalty, until the registration statement is effective.

Certain covenants of Series A preferred shares restrict the Company from entering into additional debt arrangements or permitting liens to be filed against the Company’s assets, without approval from the holder of the preferred shares.

13.	RELATED PARTY TRANSACTIONS

The CEO has guaranteed the financing for the Company’s offices and purchases of vehicles. The CEO has not received any compensation for the guarantees.  No guarantees are outstanding as of December 31, 2010.

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

In September, 2010, the Company consolidated its operations into offices rented from a company affiliated with CD Financial, LLC. Currently the lease is for one year until August 2011, renewable, with a monthly rent of $10,662. The rental fee is commensurate with other properties available in the market.

Also, see Note 8— Due to related parties.

14.	STOCKHOLDERS’ DEFICIT

Issuance of common stock pursuant to conversion of note

During 2008, the Company issued 842,332 as a partial conversion of a debenture for $774,000 originally issued in December 2007. The Company issued 110,362 shares as a partial conversion of the same debenture for $375,000 during 2009.

During 2010, the Company issued 637,217 as conversion of three convertible notes.

Issuance of common stock pursuant to services performed

During 2009, the Company issued a total of 14,801 unregistered shares as compensation to a consultant and a distributor at a fair value of $36,125.

Issuance of common stock pursuant to exercise of warrant and stock options

During 2009, the Company issued 121,012 shares of common stock in accordance to its 2006 Stock Incentive Plan to employees exercising vested options for an aggregate consideration of $78,725.

During 2010, the Company issued 145,393 shares of common stock in accordance to its 2006 Stock Incentive Plan to employees exercising vested options for an aggregate consideration of $62,180.

Issuance of common stock pursuant to public offering

In February 2010 the Company issued a total of 3,600,000 shares of common stock in a secondary public offering for an aggregate consideration of $13,083,696, net of expenses.

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

Also, see Note 12— Preferred Stock.

15.	INCOME TAXES

For the years ended December 31, 2010 and 2009, the Company’s net tax provision was zero.

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	2010	2009
Statutory federal rate	(34.0)%	(34.0)%
State income tax	(3.6)%	(3.6)%
Effect of permanent differences	4.5%	4.2%
Change in valuation allowance	33.1%	33.4%
	0.0%	0.0%

The deferred tax asset consisted of the following at December 31:

	2010	2009
Net operating losses	$12,506,000	$6,474,000
Other deferred tax assets	509,000	82,000
Valuation allowance	(13,015,000)	(6,556,000)
Total	$0	$0

In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of December 31, 2010 and December 31, 2009 was $13.0 million and $6.6 million, respectively. The increase in valuation allowance was $6.4 million and $2.5 million in 2010 and 2009, respectively. The increase in valuation allowance was primarily attributable to the increase in net operating losses. The Company has recorded a valuation allowance at December 31, 2010 of $13.0 million or 100% of the assets.

Net operating loss carry forwards expire:

2024	$95,699
2025	787,446
2026	1,392,190
2027	3,303,187
2028	4,528,859
2029	7,095,757
2030	16,030,355
Total	$33,233,493

The Company’s net operating loss carry forwards may be limited due to ownership changes pursuant to Internal Revenue Code section 382.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2006, the FASB issued ASC 740. This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. ASC 740 is effective for fiscal years beginning after December 15, 2006. Management has evaluated all of its tax positions and determined that ASC 740 did not have a material impact on the Company’s financial position or results of operations during its year ended December 31, 2010.

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

The Company has issued approximately 833,000 options to purchase shares at an average price of $1.92 with a fair value of $919,000. For the year ended December 31, 2010 and December 31, 2009, the Company recognized $1,835,443 and $429,562, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations). As of December 31, 2010 and December 31, 2009, the Company had approximately $163,000 and $1.7 million, respectively, of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 0.9 years. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase approximately 715,000 shares that have vested, and 267,000 shares were exercised as of December 31, 2010. The following is a summary of the assumptions used:

Risk-free interest rate	0.9% - 4.9%
Expected dividend yield	—
Expected term	3 – 5 years
Expected annual volatility	73% - 90%

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

During 2009, the Company issued a total of 14,801 shares as compensation to a consultant at a fair value of $36,125. There exists no agreement to issue additional shares.

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2010, nine executives and directors voluntarily cancelled options granted to them previously. In total options to purchase 471,250 shares of our common stock were cancelled and the company recognized a non-cash expense of approximately $957,000 for the cancellation of the options.

The following table summarizes information about options for purchase of shares; granted, exercised and forfeited during the two-year period ending December 31, 2010:

				Weighted Average
	Shares	Weighted Average		Remaining
	(in	Exercise	Fair	Contractual
Options	thousands)	Price	Value	Term (in years)
At December 31, 2008	672	$1.32	$0.78	5.9
Granted	477	7.87	4.23
Exercised	(121)	0.65	0.40
Forfeiture	(31)	5.20	2.85
At December 31, 2009	997	$4.44	$2.41	6.4
Granted	514	3.75	2.07
Exercised	(145)	0.63	0.30
Forfeiture and cancelled	(801)	6.14	3.00
At December 31, 2010	565	$2.53	$1.29	3.7
Exercisable at December 31, 2010	448	$2.07	$1.29	2.8
Available for future grant	1,662

The following table summarizes information about options outstanding at December 31, 2010:

Range of Exercise Price	Number Outstanding at December 31, 2010 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010 (000s)	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

$ 0.37 - $0.42	286	1.5	$0.41	277	$0.41	1.4
$ 1.20 - $2.60	162	5.0	$2.34	116	$2.22	4.1
$ 3.20 - $7.20	79	7.1	$4.67	27	$5.04	7.5
$ 8.80 - $22.00	38	7.8	$14.88	28	$14.80	7.5
Outstanding options	565	3.7	$2.53	448	$2.07	2.8

The following table summarizes information about non-vested options outstanding at December 31, 2010:

Total Non-vested options	Number of shares (000s)	Weighted Average Grant Date Fair Value
At December 31, 2008	418	$0.74
Granted	477	4.23
Vested	(169)	1.06
Forfeited	(28)	2.02
At December 31, 2009	698	3.00
Granted	514	2.07
Vested	(491)	2.26
Forfeited and cancelled	(603)	3.00
At December 31, 2010	118	$2.01

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	STOCK OPTIONS AND WARRANTS

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

In February 2010, the Company issued warrants to purchase a total of 900,000 shares of common stock as part of the secondary offering completed then. The exercise price is $5.32 and the warrants expire in February 2013.

In February 2010, the Company issued warrants to purchase a total of 90,000 shares of common stock in conjunction with the secondary offering to the underwriter. The exercise price ranges from $4.03 to $5.32 and the warrants expire in February 2013.

In April, 2010, the Company issued warrants to purchase a total of 200,000 shares of common stock in conjunction with a consulting agreement. The exercise price was $3.27. The warrant expired in October, 2010.

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Warrants in (‘000s)	Weighted Average Exercise Price	Warrants in (‘000s)	Weighted Average Exercise Price
Balance at the beginning of year	404	$3.61	2,979	$1.35
Granted	1,190	4.90	50	9.00
Exercised	—	—	(2,625)	1.14
Expired	(200)	3.27	—	—
Balance at the end of year	1,394	$4.76	404	$3.61

Warrants exercisable at end of year	1,376	$4.75	404	$3.61
Weighted average fair value of the
warrants granted during the year		$1.58		$7.63

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding and exercisable at December 31, 2010, for selected exercise prices, is as follows:

Exercise Price Range	Number Outstanding at December 31, 2010 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price
$ 2.60 - $2.60	350	0.2	$2.60
$ 4.03 - $5.32	990	2.1	$5.23
$ 9.00 - $9.00	50	1.8	$9.00
$ 26.20 - $26.20	4	1.6	$26.20
	1,394	1.6	$4.76

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.	OPERATING LEASES

The Company entered into an office lease effective September 2010. The monthly rent amounts to $10,662 per month and the lease terminates in August 2011. Future annual minimum payments required under operating lease obligations at December 31, 2010 are as follows:

Future Minimum Lease Payments

2011	$85,296
2012 and thereafter	0
Total	$85,296

19.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of today’s date.

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

During 2010, the Company recorded revenue from two customers during the year for a total of 46.9% of the Company’s total revenue for the year. Both customers are continuing customers and the Company has recognized revenue from both of them in 2011.

21.	SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to December 31, 2010 through the date these financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures shown, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A                DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”).Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Celsius Holdings, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended).Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9B                OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The name, age and positions of our directors and executive officers are set forth below:

Name	Age	Position

Stephen C. Haley	53	Chief Executive Officer, President and Chairman of the Board of Directors

Geary W Cotton	59	Chief Financial Officer and Director

Janice H. Haley	49	Vice President of Strategic Accounts and Business Development

James R. Cast	62	Director

William H. Milmoe	63	Director

Thomas E. Lynch	63	Director

Christian A. Nast	79	Director

Richard J. Swanson	56	Director

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

Janice H. Haley is our Vice President of Marketing Communications. Ms. Haley has been with the company since its inception and has held positions as Vice President of Marketing and Vice President of Strategic Accounts and Business Development. From 2001 to April 2004, Ms. Haley, together with her husband Stephen C. Haley, was an investor in beverage distribution and manufacturing companies. Ms. Haley has over 25 years management expertise including the software technology industry in enterprise applications and manufacturing industries specializing in business strategy, sales and marketing. From 1999 to 2001 she was Director of Corporate Communications of MAPICS. From 1997 to 1999 she worked as Vice President of Marketing of Pivotpoint. Ms. Haley holds a BSBA in Marketing from University of Florida.

James R. Cast has been a director of our company in January 2007.Mr. Cast is a certified public accountant and is the owner of an Accounting firm in Ft. Lauderdale, Florida, which specializes in tax and business consulting. Prior to forming his firm in 1994, Mr. Cast was senior tax Partner-in-Charge of KPMG Peat Marwick’s South Florida tax practice. During his 22 years at KPMG Peat Marwick he also served the South Florida coordinator for all mergers, acquisitions, and business valuations. He is a member of AICPA and FICPA. He currently is a member of the board of directors of the Covenant House of Florida. He has a BA from Austin College and a MBA from the Wharton School at the University of Pennsylvania. The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Cast should serve as a director included his qualification as a certified public accountant and his 22 years of experience with KPMG.

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

Thomas Lynch became a director of our company in November 2009. Mr. Lynch has been President of the Plastridge Insurance Agency, a local independent agency, since 1975. He has been a director of 1st United Bank since 2004 and on the Board of Governors for Citizens Property & Casualty Insurance since February 2010. He is also on the board of many charitable organizations and has served as an elected official for many government entities over the past twenty years. Mr. Lynch is a graduate of Loyola University in Chicago. He received his CPCU degree in 1978 from the American Institute for Property & Liability Underwriters. The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Lynch should serve as a director included his diverse experience as a board member of several different companies and over 30 years of business experience.

Christian A. Nast has been a director of our company since January 2010. Mr. Nast was CEO of Rexall Sundown, a publicly-held manufacturer of vitamins and supplements, from 1997 until his retirement in 2000.From 1995 to 1997, Mr. Nast was Rexall Sundown’s President and COO. Mr. Nast was executive vice president for Colgate North America from 1989 until 1995. Mr. Nast was a director of QEP Co. Inc. from 1998 to July 2006 and of The Tilton School from 2002 until May of 2007. Nast earned a BA in Economics from Bates College and an MBA from New York University. He retired from the United States Marine Corps as a Major. The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Nast should serve as a director included his prior experience as the CEO and COO of a publicly traded nutritional products company and vice president of a consumer products company as well as the skill gained as Major in the United States Marine Corp

Richard Swanson has been a director of our company since December 2009. Mr. Swanson has been a principal of the Swanson Group, a consumer products sales and marketing firm since 1998. Mr. Swanson is serving his second term as a member of the National Association of Chain Drug Stores Retail Advisory Board and currently functioning on its steering committee. Mr. Swanson has been a senior executive within the consumer products industry for 31 years and held positions with Procter & Gamble and Confab Corporation prior to forming his own sales and marketing firm in 1998. Mr. Swanson is a graduate of the University of Illinois. The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Swanson should serve as a director included his 31 years of experience as a senior executive in the consumer products industry as well as his experience as a member of the National Association of Chain Drug Stores Retail Advisory Board.

Janice Haley is Stephen C. Haley’s spouse. There are no other family relationships among our executive officers and directors.

Pursuant to the securities purchase agreement relating to the Series A preferred stock, CDS Ventures of South Florida, LLC was granted the right to designate two members of our five member board of directors.  Messrs. Milmoe and Cotton are currently the designees of CDS Ventures of South Florida, LLC on our board of directors pursuant to this agreement. In connection with the loan agreement entered into with CDS Ventures of South Florida, LLC in September 2009, we agreed to expand our board of directors to seven persons and CDS Ventures of South Florida, LLC was granted the right to designate two additional directors or a majority of our board of directors. Messrs. Lynch and Swanson are its two additional designees. This agreement was modified in June 2010 to comply with listing requirements of the NASDAQ Stock Market, Inc. At each meeting held subsequent to Celsius’ 2010 Annual Meeting of Shareholders, CDS will have the right to designate such number of nominees as equal its percentage of Celsius’ outstanding common and other capital stock which votes together with the common stock to elect directors beneficially owned (calculated in accordance with the rules and regulations promulgated by the Securities and Exchange Commission) multiplied by seven (7) and rounded up to the nearest whole number, unless (a) such percentage is less than fifty percent (50%) and rounding up would allow CDS to designate a majority of the nominees, in which case, the number shall be rounded down to the nearest whole number, or (b) such percentage is twenty percent (20%) or less, in which case CDS shall have the right to designate a single nominee. This right of designation will terminate at such time as CDS beneficially holds less than 10% of the Company’s common and other capital stock which votes together with the common stock to elect directors.

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

Effective January 18, 2007, non-employee directors received cash fees of $4,000 per year. Effective January 1, 2010, the annual cash fee for outside directors is $12,000.In addition, members of the audit committee receive an additional annual cash fee of $2,000 and the chairman of the audit committee receives $2,000 for serving in such capacity.  Members of the compensation and nominating and corporate governance committees receive an additional cash fee of $1,000.

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

●
be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for our company;

●
discuss the annual audited financial statements and the quarterly unaudited financial statements with management and the independent auditor prior to their filing with the Securities and Exchange Commission in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

●
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

●	monitor our company’s policies for compliance with federal, state, local and foreign laws and regulations and our company’s policies on corporate conduct;

●	maintain open, continuing and direct communication between the board of directors, the audit committee and our independent auditors; and

●
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

●
review periodically our company’s philosophy regarding executive compensation to (i) ensure the attraction and retention of corporate officers; (ii) ensure the motivation of corporate officers to achieve our company’s business objectives, and (iii) align the interests of key management with the long-term interests of our company’s shareholders;

●	review and approve corporate goals and objectives relating to Chief Executive Officer compensation and other executive officers of our company;

●
make recommendations to the board of directors regarding compensation for non-employee directors, and review periodically non-employee director compensation in relation to other comparable companies and in light of such factors as the compensation committee may deem appropriate; and

●	review periodically reports from management regarding funding our company’s pension, retirement, long-term disability and other management welfare and benefit plans.

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

●
recommend to the board of directors and for approval by a majority of independent directors for election by shareholders or appointment by the board of directors as the case may be, pursuant to our bylaws and consistent with the board of director’s evidence for selecting new directors;

●	review the suitability for continued service as a director of each member of the board of directors when his or her term expires or when he or she has a significant change in status;

●	review annually the composition of the board of directors and to review periodically the size of the board of directors;

●	make recommendations on the frequency and structure of board of directors meetings or any other aspect of procedures of the board of directors;

●	make recommendations regarding the chairmanship and composition of standing committees and monitor their functions;

●	review annually committee assignments and chairmanships;

●	recommend the establishment of special committees as may be necessary or desirable from time to time; and

●	develop and review periodically corporate governance procedures and consider any other corporate governance issue.

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

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% shareholders were complied with during 2010.

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

Name & Principal Position	Year	Salary	Bonus	Option Awards(4,5)	All Other Compensation	Total (6) Compensation
Stephen C. Haley, (1)	2010	$162,959	$15,000	$-	$-	$177,959
President, CEO and	2009	$159,877	$-	$145,007	$-	$304,884
Chairman of the Board	2008	$141,231	$-	$-	$-	$141,231

Geary W. Cotton,	2010	$110,677	$15,000	$-	$-	$125,677
CFO	2009	$-	$-	$-	$-	$-
	2008	$-	$-	$-	$-	$-

Jan A. Norelid,	2010	$112,327	$15,000	$50,215	$323,220	$500,762
Formerly CFO (2)	2009	$159,877	$-	$145,007	$7,478	$312,361
	2008	$141,092	$-	$62,120	$7,200	$210,412

Jeffrey Perlman,	2010	$91,385	$5,000	$78,185	$72,727	$247,297
Formerly COO (3)	2009	$141,231	$-	$317,703	$-	$458,934
	2008	$-	$-	$-	$-	$-

Janice H. Haley,	2010	$118,523	$3,000	$-	$-	$121,523
Vice President	2009	$123,615	$-	$72,503	$-	$196,118
	2008	$98,077	$-	$17,256	$-	$115,333

(1)
From March 2006 through part of May 2007 the Company accrued Mr. Haley’s salary and the Company is currently paying this monthly, the payments made are not being shown under other compensation when paid, but when accrued in 2006 and 2007. Mr. Norelid received $7,478, $7,200 and $4,985 in health insurance reimbursement, for 2009, 2008 and 2007, respectively.

(2)
Mr. Norelid stepped down as an executive officer and director or our company in January 2010. In conjunction with this Mr. Norelid’s employment agreement triggered a severance payment of approximately $340,000. Also included is health insurance reimbursement and taxable income for stock option exercise.

(3)	Mr. Perlman’s employment with the company ended in August 2010, Mr. Perlman is receiving as severance his then current salary until February 2011.
(4)	All option awards represent the full grant date fair value of the awards issued during the years presented.
(5)
Options were awarded to Mr. Geary Cotton and Janice Haley in January and February 2010, and they were cancelled in December 2010. The compensation expense for the company was $347,094 and $36,649, respectively.

(6)	There were no non-equity incentive plan compensation and no non-qualified deferred compensation earnings during any of 2008, 2009 and 2010.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2010:

	Fees earned or paid in cash	Option Awards (4)	All Other Compensation	Total (5) Compensation
James R.Cast (1)(2)	$18,000	$518	$-	$18,518
William H Milmoe (1)(2)	$14,000	$518	$-	$14,518
Thomas E. Lynch (1)(2)	$14,000	$518	$-	$14,518
Christian A. Nast(1)(3)	$15,000	$27,223	$-	$42,223
Richard J. Swanson(1)(2)	$13,000	$518	$-	$13,518

(1)
Cash compensation to non-employee directors through December 31, 2010 was set at $12,000 annually, paid quarterly. Annual compensation for participating on board committees is: Audit-$2,000, Audit chairperson $2,000, Compensation-$1,000, and governance-$1,000. The fourth quarter fee for service was paid to the directors in January 2011.

(2)	Represents options to purchase 2,500 shares of common stock issued in December 2010 at an exercise price equal to $0.42 per share.
(3)	Represents options to purchase 10,000 shares of common stock issued in February 2010 at an exercise price equal to $5.00 per share
(4)	All option awards represent the full grant date fair value of the awards issued during the year
(5)	There were no stock awards, no non-equity incentive plan compensation and no non-qualified deferred compensation earnings during 2010.

Employment Agreements

We are party to an employment agreement with Stephen C. Haley, our Chief Executive Officer and Chairman of the Board, which expires on December 31, 2011. The agreement with Mr. Haley provides for a base annual salary of $165,000 and a discretionary annual bonus. Mr. Haley is entitled to severance benefits if his employment is terminated upon his death or by us other than for cause. These severance benefits include (a) a lump sum payment in the event of his death equal to his annual base salary plus the annualized amount of incentive compensation paid Mr. Haley most recently multiplied by the term remaining in his employment agreement and (b) a lump sum payment in the event of a termination other than for cause equal to his annual base salary plus the annualized amount of incentive compensation paid Mr. Haley most recently multiplied by the greater of the term remaining in his employment agreement or one year, and a continuation of all other benefits through for the greater of the term remaining in his employment agreement or one year. If Mr. Haley terminates his employment for reasons other than our breach of the agreement or if we terminate the agreement for cause, Mr. Haley will not be entitled to severance benefits. The employment agreement was amended in December 2010, with the consequence that the base salary was reduced 20% to $132,000 with immediate effect. The reduction of $33,000 annually will be paid out retroactively upon a change of control.

We are also party to employment agreement with Janice Haley, our Vice President, which provides for a base annual salary of $120,000 and an annual discretionary bonus. This agreement expires December 31, 2010. If Ms. Haley’s employment agreement is terminated other than for cause she is entitled to severance benefits equal to one twelfth of the sum of her then current annual base salary plus the annualized amount of incentive compensation paid to her within the last year before the date of termination, multiplied by the greater of (i) the number of full and partial months remaining in the term of the agreement or (ii) three months. The employment agreement was amended in December 2010, with the consequence that the base salary was reduced 20% to $96,000 with immediate effect. The reduction of $24,000 annually will be paid out retroactively upon a change of control.

We are also party to employment agreement with Mr. Geary Cotton, our Chief Financial Officer, which expires on December 31, 2011. The agreement with Mr. Cotton provides for a base annual salary of $120,000 and a discretionary annual bonus, as well as severance, change in control and non-competition provisions comparable to those contained in the employment agreements with Mr. Haley. The employment agreement was amended in December 2010, with the consequence that the base salary was reduced 20% to $96,000 with immediate effect. The reduction of $24,000 annually will be paid out retroactively upon a change of control.

If after a change of control, excluding control by CD Financial, LLC and/or its affiliates, Mr. Haley, Ms. Haley or Mr. Cotton terminates his or her respective employment agreement, then a severance benefit is due to the employee. The severance benefits consist of a lump sum payment equal to his or her annual base salary plus the annualized amount of incentive compensation multiplied by two years, in the case of Mr. Haley and Mr. Cotton, and the greater of six months or the remaining employment agreement term in the case of Ms. Haley.

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

Under the terms of each of the employment agreements, during the term of employment and during the severance period, but in no event not less than one year, after termination of employment, neither Mr. Haley, Mr. Cotton nor Ms. Haley may own, manage or work for, directly or work for, a competitive business in any geographic region in which we conduct business. A competitive business is the manufacturing export, sale or distribution of calorie-burning beverages and supplements. The post-employment noncompete period for an employee can be extended by an additional year if we pay the employee an amount equal to 30% of his or her last annual base salary and bonuses.

In January 2010, Jan Norelid, who had served as our Chief Financial Officer and a director since January 2007, stepped down from those positions.  Mr. Norelid remained with the Company until August 2010, after which he has been consulting with the company on an hourly basis.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock outstanding to the named executive officers at December 31, 2010.

Option awards:	Number of securities underlying unexercised Options (#)		Number of securities underlying unexercised unearned options	Weighted average option exercise price	Option expiration
Name	Exercisable	Unexercisable	(#)	($)	date

Stephen C. Haley, CEO	100,294	-	-	$0.41	1/18/2012
Jan A. Norelid, Formerly CFO	60,000	-	-	$2.71	Various
Janice H. Haley, VP	146,225	-	-	$0.56	Various

(1)	All grants are under our Amended 2006 Stock Incentive Plan.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal shareholders

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 5, 2010 for:
●	each of our executive officers and directors;
●	all of our executive officers and directors as a group; and
●	any other beneficial owner of more than five percent (5%) of our outstanding common stock.

Beneficial Ownership
Name and Address of Beneficial Owner(1)	Shares Beneficially Owned (2) Number	Percentage
Carl DeSantis (3)	7,647,901	40.9%
William H. Milmoe (4)	7,643,401	40.8%
CD Financial, LLC (5)	7,642,901	40.8%
CDS Ventures of South Florida, LLC (6)	7,083,700	37.9%
Stephen C. Haley (7)	1,449,304	7.8%
Lucille Santini(8)	1,083,906	5.9%
Janice Haley (9)	165,505	0.9%
James Cast (10)	20,164	0.1%
Geary Cotton (11)	17,300	0.1%
Thomas Lynch(12)	9,500	0.1%
Richard Swanson(13)	6,000	%
Christian Nast(14)	5,000	-%
All executive officers and directors as a	9,316,174	49.1%
group (8 persons) (15)
________________________

(1)	Unless otherwise noted in footnotes to this table, the address of each beneficial owner listed on the table is c/o Celsius Holdings, Inc., 140 NE 4th Avenue, Suite C, Delray Beach, FL 33483.
(2)
Based on 18,515,575 shares of common stock outstanding as of March 25, 2011, together with shares of common stock issuable upon exercise or conversion of warrants, stock options and convertible securities, which are presently exercisable or convertible or which become exercisable or convertible within 60 days of the date of this report, for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes (a) 6,887,622 shares of common stock held or recorded by CDS Ventures of South Florida, LLC; (b) 5,000 shares of common stock held at record by Mr. DeSantis, (c) 559,201 shares of common stock held of record by CD Financial, LLC, and (d) 196,078 shares of common stock issuable upon conversion of a $2.0 million convertible promissory note held of record by CDS Ventures of South Florida, LLC. Voting power of shares of common stock beneficially owned by CD Financial, LLC and CDS Ventures of South Florida, LLC is shared by Carl DeSantis and William H. Milmoe. Mr. Milmoe does not have dispositive power with respect to such shares.

(4)
Includes (a) 500 shares of common stock held of record by Mr. Milmoe, (b) the 559,201 shares of common stock held of record by CD Financial, LLC and (c) the 7,083,700 shares of common stock beneficially owned by CDS Ventures of South Florida, LLC as more fully described in footnote (3) above. Mr. Milmoe and Carl De Santis share voting power with respect to shares of common stock beneficially owned by CDS Financial, LLC and CDS Ventures of South Florida, LLC. Mr. Milmoe does not have dispositive power with respect to such shares.

(5)
Includes (a) 559,201 shares of common stock held of record by CD Financial, LLC and (b) 7,083,700 shares of common stock beneficially owned by CDS Ventures of South Florida, LLC, as more fully described in footnote (3) above.

(6)	Includes 7,083,700 shares of common stock beneficially owned by CDS Ventures of South Florida, LLC as described in footnote (3) above.
(7)
Includes (a) 1,349,010 shares of common stock held of record by Mr. Haley and (b) 100,294 shares of common stock issuable upon exercise of stock options held by Mr. Haley. Excludes all shares of common stock owned of record and beneficially by Janice Haley, Mr. Haley’s spouse, in which shares he disclaims beneficial ownership.

(8)	Includes (a) 933,906 shares of common stock held of record by Ms. Santini and (b) 150,000 shares of common stock held of record by Ms. Santini’s husband.
(9)
Includes (a) 19,280 shares of common stock held of record by Ms. Haley and (b) 146,225 shares of common stock issuable upon exercise of stock options held by Ms. Haley. Does not include shares of common stock owned of record or beneficially by Stephen C. Haley, her spouse, in which shares Ms. Haley disclaims beneficial ownership.

(10)	Includes (a) 3,210 shares of common stock held of record by Mr. Cast and (b) 16,954 shares of common stock issuable upon exercise of stock options held by Mr. Cast.
(11)	Includes 17,300 shares of common stock held of record by Mr. Cotton.
(12)	Includes (a) 2,000 shares of common stock held of record by Mr. Lynch and (b) 7,500 shares of common stock issuable upon exercise of stock options held by Mr. Lynch.
(13)	Includes (a) 1,000 shares of common stock held of record by Mr. Swanson and (b) 5,000 shares of common stock issuable upon exercise of stock options held by Mr. Swanson.
(14)	Includes 5,000 shares of common stock issuable upon exercise of stock options held by Mr. Nast.
(15)	Includes shares of common stock owned of record and beneficially as described in footnotes (4) and (7) through (14).

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2010, certain information related to our compensation plans under which shares of our common stock are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	565,390	$2.53	1,661,960
Equity compensation plans not approved by security holders	—	—	—
Total	565,390	$2.53	1,661,960

Material Features of Plan Approved by Shareholders

On January 18, 2007, we adopted our 2006 Incentive Stock Plan, and amended on July 16, 2009. The 2006 Incentive Stock Plan provides for equity incentives to be granted to our employees, officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2006 Incentive Stock Plan, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The 2006 Incentive Stock Plan is administered by the Compensation Committee of the Board of Directors

Material Features of Individual Arrangements Not Approved by Shareholders

As of December 31, 2010, we do not have any individual equity compensation arrangements outside of our Amended 2006 Incentive Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 8, 2010, we entered into a convertible loan agreement with Lucille Santini, a principal shareholder. We received advances from Ms. Santini at various times during 2004 and 2005, totaling $76,000 and $424,000, respectively. The advances carried interest at a rate variable with the prime rate. In July, 2009, the debt was refinanced, with interest at prime rate flat and monthly amortization of $5,000. A balloon payment of approximately $606,000 was due in January 2009. In July, 2009, the debt was refinanced again, with interest at prime rate flat and monthly amortization of $11,500. A balloon payment of approximately $451,600 was due in January 2011. This note together with a cash payment of $3,699 was exchanged for a new note due on September 8, 2012. This note carried a variable interest rate equal to 300 basis points over the one (1) month LIBOR. Commencing on September 8, 2010 and continuing each three month period hereafter, we would make payments of all accrued but unpaid interest only. On March 3, 2010, Ms. Santini issued to us a notice of her election to convert the entire note balance into 176,659 shares of common stock.

In connection with the July 2009 refinance agreement, Ms. Santini was also granted certain registration rights under the Securities Act of 1933 with respect to the shares of common stock issuable upon conversion of the debt.

We have accrued $171,000 in salary for Mr. Haley, our CEO, from March 2006 through May 30, 2007. Mr. Haley also lent us $50,000 in February 2006. The two debts were restructured in July 2009 into one note accruing 3% interest, no collateral, monthly payments of $5,000 and with a balloon payment of $64,000 in January 2011. The outstanding balance as of December 31, 2010 was $63,882. In January 2011 the note was amended and monthly payments of $5,000 will continue until the note is paid in full.

Mr. Haley previously guaranteed an office lease for the Company. The lease has been terminated and no obligation is outstanding. Mr. Haley was not compensated for issuing the guarantee.

On August 8, 2008, we entered into a securities purchase agreement with CDS Ventures of South Florida, LLC. Pursuant to the agreement, we issued 100 shares of Series A preferred stock, as well as a warrant to purchase an additional 50 shares of Series A preferred stock, for a cash payment of $1.5 million and the cancellation of two notes in aggregate amount of $500,000 issued to CD. The shares of Series A preferred stock were convertible into our common stock at any time. The securities purchase agreement was amended on December 12, 2008 to provide that until December 31, 2010, the conversion price was $1.60, after which the conversion price was the greater of $1.60 or 90% of the volume weighted average price of the common stock for the prior 10 trading days. Pursuant to the securities purchase agreement, we also entered into a registration rights agreement, pursuant to which we registered the common stock issuable upon conversion of the Series A preferred stock for resale under the Securities Act of 1933. The Series A preferred stock accrued ten percent annual cumulative dividends, payable in additional shares of Series A preferred stock. The Series A preferred stock was scheduled to mature on February 1, 2013 and was only redeemable in our common stock.

In November 2010, CDS Ventures of South Florida, LLC exercised its right to purchase an additional 50 shares of Series A preferred stock in exchange for cancellation of a $1.0 million note issued to CD Financial, LLC. In March 2010, CDS issued us notice to convert all of its Series A preferred stock to 2,103,446 shares of common stock.

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

On December 23, 2009, CDS Ventures of South Florida, LLC converted all of the shares of Series B preferred stock (including shares issuable in payment of accrued dividends) into 4,343,000 shares of common stock.We recorded a liability to CDS Ventures of South Florida, LLC, for a $100,000 fee for their agreement to convert the Series B preferred stock into common stock on an expedited basis.

On September 8, 2009, we entered into a convertible loan agreement with CDS Ventures of South Florida, LLC.  Under the loan agreement, CDS Ventures of South Florida, LLC will lend us up to $6,500,000, with disbursements of the $2,000,000 during each of September, October and November 2010 and $500,000 in December 2010, provided that no disbursement shall be made in an amount less than $500,000. Any amounts not requested for disbursement in one calendar month could be carried over to a subsequent month and disbursed in addition to the maximum of such subsequent month. The loan is due on September 8, 2012 and carries a variable interest rate equal to 300 basis points over the one (1) month LIBOR. In January 2010, we agreed to increase the interest rate to 700 basis points over the one (1) month LIBOR. Commencing on September 8, 2010 and continuing each three month period thereafter, we started to make payments of all accrued but unpaid interest only on unpaid principal balance. The loan is convertible at any time into shares of our common stock at the Conversion Price. The “Conversion Price” was originally based on a price of $8.00 per share or a market price calculation at the date of conversion.  In order to comply with the listing requirements for the NASDAQ Stock Market, LLC, in January 2010, the parties amended the convertible loan agreement to increase the Conversion Price at $10.20 per share, which was the consolidated closing bid price of the common stock on the OTC Bulletin Board on the business day prior to the date the agreement was entered into.  In March 2010, CDS Ventures of South Florida, LLC issued us a notice to convert $4.5 million of the outstanding $6.5 million for 441,176 shares of common stock. As of December 31, 2010, the outstanding balance of the loan was $2.0 million.

In connection with the loan agreement, CDS Ventures of South Florida, LLC was granted certain registration rights under the Securities Act of 1933 with respect to the agreement with CDS Ventures of South Florida, LLC pursuant to which we filed a registration statement with the Securities and Exchange Commission in October of 2010 for shares of common stock issuable upon conversion of the debt under the loan agreement. This registration statement was subsequently withdrawn on November 17, 2010.

Under its various securities purchase and loan agreements with us, CDS Ventures of South Florida, LLC has the right to designate four out of seven members of our board of directors, which have all been nominated..

We have funded part of our working capital from a line of credit with CD Financial, LLC. The first line of credit was entered into in December 2008 and was for $1.0 million. The interest rate was LIBOR rate plus three percent on the outstanding balance. The line was scheduled to expire in December 2010 and was renewable. In connection with the revolving line of credit we have entered into a loan and security agreement under which we have pledged all our assets as security for the line of credit. In February 2010, we terminated the line of credit and paid off the entire balance. In July 2010, we entered into a new non-revolving line of credit for $3.0 million. The interest rate was set to 5% per annum. In connection with the line of credit we entered into a loan and security agreement under which we have pledged all our assets as security for the line of credit. The outstanding balance as of December 31, 2010 was $2.0 million.

We have entered into a six month lease agreement expiring in March 2010 for office space with CDR Plaza, Ltd. a company controlled by Carl DeSantis. The monthly rate is $4,260 for a 3,000 square foot space, which we believe to be comparable to market rates. Said lease was extended on a month-to-month basis until August 2010. In September 2010, we entered into a new lease for another office space with CDR Federal, LLC, a company controlled by Carl DeSantis. The monthly rate is $10,662 for a 5,492 square foot space, which we believe to be comparable to market rates.

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

ITEM 14.                       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by the independent accountants or accrued for the fiscal years ended December 31, 2010 and 2009 for professional services for the audit of the Company's annual financial statements and the reviews included in the Company's Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $107,530 and $72,500, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $0.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $3,000 and $2,500 during the years ended December 31, 2010 and 2009, respectively.

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

●
be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for our company;

●
discuss the annual audited financial statements and the quarterly unaudited financial statements with management and the independent auditor prior to their filing with the Securities and Exchange Commission in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

●
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

●	monitor our company’s policies for compliance with federal, state, local and foreign laws and regulations and our company’s policies on corporate conduct;

●	maintain open, continuing and direct communication between the board of directors, the audit committee and our independent auditors; and

●
monitor our compliance with legal and regulatory requirements and shall have the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act, as may be warranted.

Mr. Cast is the chairman of our audit committee.

Based on our audit committee’s review of the matters noted above and its discussions with our independent auditors and our management, our audit committee approved that the audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2010.

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

ITEM 15.	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(a) Exhibits

Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization dated January 26, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007

2.2	Articles of Merger	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2007

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on November 21, 2005

3.2	Bylaws	Incorporated by reference to Exhibit B to the Company’s Information on Form DEF-14C as filed with the SEC on December 5, 2006

3.3	Articles of Amendment	Incorporated by reference to Exhibit A to the Company’s Information on Form DEF-14C as filed with the SEC on December 5, 2006

3.4	Certificate of Change	Incorporated by reference to Exhibit 3.4 to the Company’s Amended filing of Form S-1 as filed with the SEC on January 22, 2010

4.1	Warrant Agreement with Joseph & Gionis LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 7, 2008

4.2	Amended Stock Option Plan Adopted	Incorporated by reference to Exhibit 4.5 to the Company’s Proxy Statement filed as Appendix A on DEF 14A filed with the SEC on May 20, 2009

4.3	Certificate of Amendment to Certificate of designation	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 17, 2008

4.4	Certificate of designation	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 17, 2008

4.5	Form of Underwriter’s unit purchase option	Incorporated by reference to Exhibit 4.5 to the Company’s Amended filing of Form S-1 as filed with the SEC on January 22, 2010

4.6	Warrant Agreement with attached form of warrant	Incorporated by reference to Exhibit 4.5 to the Company’s Amended filing of Form S-1 as filed with the SEC on February 8, 2010

10.1	Revised and Restated Employment Agreement with Stephen Haley	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 17, 2009

10.2	Revised and Restated Employment Agreement with Janice Haley	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 17, 2009

10.3	Secured promissory note issued by Golden Gate Investors, Inc. dated December 19, 2007	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K/A as filed with the SEC on January 9, 2008

10.4	Secured purchase agreement between Celsius Holdings, Inc. and Golden Gate Investors, Inc. dated December 19, 2007	Incorporated by reference to Exhibit 10.3 to the Company’s filing of Form 8-K/A as filed with the SEC on January 9, 2008

10.5	7 ¾% Convertible Debenture issued by Celsius Holdings, Inc. dated December 19, 2007	Incorporated by reference to Exhibit 10.4 to the Company’s filing of Form 8-K/A as filed with the SEC on January 9, 2008

10.6	Securities purchase agreement between Celsius Holdings, Inc. and CDS Ventures of South Florida, LLC. dated August 8, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s filing of Form 8-K as filed with the SEC on August 12, 2008

10.7	Registration rights agreement between Celsius Holdings, Inc. and CDS Ventures of South Florida, LLC. dated August 8, 2008	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K as filed with the SEC on August 12, 2008

10.8	Loan and Security Agreement between Celsius, Inc and CD Financial, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K as filed with the SEC on December 10, 2008

10.9	Securities purchase agreement between Celsius Holdings, Inc. and CDS Ventures of South Florida, LLC. dated December 12, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s filing of Form 8-K as filed with the SEC on December 17, 2008

10.10	Registration rights agreement between Celsius Holdings, Inc. and CDS Ventures of South Florida, LLC. dated December 12, 2008	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K as filed with the SEC on December 17, 2008

10.11	Employment Agreement with Jeffrey Perlman	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 7, 2009

10.12	Unsecured note issued to CD Financial, LLC dated August 12, 2009, refinanced and replaced by 10.16	Incorporated by reference to Exhibit 10.1 to the Company’s filing of Form 8-K as filed with the SEC on August 13, 2009

10.13	Convertible note issued to CDS Ventures of South Florida, LLC dated September 8, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s filing of Form 8-K as filed with the SEC on September 10, 2009

10.14	Loan and Security Agreement between Celsius Holdings, Inc and CD Financial, LLC dated September 8, 2009.	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K as filed with the SEC on September 10, 2009

10.15	Registration rights agreement between Celsius Holdings, Inc. and CDS Ventures of South Florida, LLC. dated September 8, 2009	Incorporated by reference to Exhibit 10.3 to the Company’s filing of Form 8-K as filed with the SEC on September 10, 2009

10.16	Unsecured note issued to CD Financial, LLC dated September 29, 2009	Incorporated by reference to Exhibit 10.24 to the Company’s Original filing of Form S-1 as filed with the SEC on October 12, 2009

10.17	Convertible note issued to Lucille Santini	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2009

10.18	Refinance Agreement between Celsius Holdings, Inc. and Lucille Santini	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2009

10.19	Addendum to Securities Purchase Agreement between Celsius Holdings, Inc. and Golden Gate Investors, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2009

10.20	Amendment to Registration Rights agreement with CDS Ventures of South Florida, LLC	Incorporated by reference to Exhibit 10.28 to the Company’s Original filing of Form S-1 as filed with the SEC on November 19, 2009

10.21	Audit Committee Charter	Incorporated by reference to Exhibit 10.29 to the Company’s Original filing of Form S-1 as filed with the SEC on November 19, 2009

10.22	Compensation Committee Charter	Incorporated by reference to Exhibit 10.30 to the Company’s Original filing of Form S-1 as filed with the SEC on November 19, 2009

10.23	Nominating and Corporate Governance Committee Charter	Incorporated by reference to Exhibit 10.31 to the Company’s Original filing of Form S-1 as filed with the SEC on November 19, 2009

10.24	Employment Agreement with Geary W. Cotton dated February 9, 2010	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 10, 2010

10.25	Separation Agreement with Jan Norelid dated February 9, 2010	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 10, 2010

10.26	Letter Agreement with CDS Ventures of South Florida, LLC concerning right to designate members to the Board of Directors dated June 24, 2010.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 24, 2010

10.27	Loan and Security Agreement between Celsius, Inc and CD Financial, LLC dated July 12, 2010	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K as filed with the SEC on July 13, 2010

10.28	Addendum to employment agreement with Stephen Haley dated December 2, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s filing of Form 8-K as filed with the SEC December 3, 2010

10.29	Addendum to employment agreement with Geary Cotton dated December 2, 2010	Incorporated by reference to Exhibit 10.2 to the Company’s filing of Form 8-K as filed with the SEC December 3, 2010

10.30	Addendum to employment agreement with Janice Haley dated December 2, 2010	Incorporated by reference to Exhibit 10.3 to the Company’s filing of Form 8-K as filed with the SEC December 3, 2010

23.1	Consent of Sherb & Co., LLP	Filed herewith

99.1	Results from Clinical Studies	Incorporated by reference to Exhibit 99.1 to the Company’s Original filing of Form SB-2 as filed with the SEC on July 20, 2007

99.2	Abstract from Clinical Study released in June 2008	Incorporated by reference to Exhibit 99.2 to the Company’s Original filing of Form S-1 as filed with the SEC on August 29, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Date: March 31,2011	By:	/s/ Stephen C. Haley
	Name:	Stephen C. Haley
	Titles:	Principal Executive Officer, Chief Executive Officer and President

	By:	/s/ Geary W. Cotton
	Name:	Geary W. Cotton
	Titles:	Principal Financial and Accounting Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Stephen C. Haley	Chairman of the Board, Principal Executive Officer,	March 31,2011
Stephen C. Haley	Chief Executive Officer and President
/s/ Geary W. Cotton	Director, Principal Financial and Accounting	March 31,2011
Geary W. Cotton	Officer, Chief Financial Officer, Secretary and Treasurer
/s/ James Cast	Director	March 31,2011
James Cast
/s/ William H. Milmoe	Director	March 31,2011
William H. Milmoe
/s/ Thomas E. Lynch	Director	March 31,2011
Thomas E. Lynch
/s/ Christian A Nast	Director	March 31,2011
Christian A. Nast
/s/ Richard J Swanson	Director	March 31,2011
Richard J Swanson

EXHIBIT INDEX

Exhibit No.	Title
23.1	Consent of Sherb & Co., LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer