Form 10-Q
period 2011-03-31
Celsius Holdings, Inc.
filed 2011-05-10
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of common stock outstanding as of May 9, 2011 was18,515,575.

CELSIUS HOLDINGS, INC.

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 20101
	(unaudited)
Current assets:
Cash and cash equivalents	$658,091	$1,320,665
Accounts receivable, net of allowance of $14,205and $32,433, respectively	1,728,182	1,192,139
Inventories, net of reserve of $634,834 and $741,697, respectively	976,735	1,563,753
Other current assets	284,629	138,310
Total current assets	3,647,637	4,214,867

Property, fixtures and equipment, net of accumulated depreciation of $61,445 and $54,334, respectively	94,783	101,895
Other long-term assets	-	-
Total Assets	$3,742,420	$4,316,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$2,639,044	$2,771,166
Due to related parties, short-term portion	50,449	63,882
Total current liabilities	2,689,493	2,835,048

Convertible note payable, net of debt discount, related party	2,000,000	2,000,000
Due to related parties, long-term portion	2,000,000	2,000,000
Total Liabilities	6,689,493	6,835,048

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 2,500,000 shares authorized,
no shares issued or outstanding, respectively	-	-
Common stock, $0.001 par value: 50,000,000 shares
authorized, 18.5 million shares issued and outstanding	18,515	18,515
Additional paid-in capital	36,132,843	36,101,998
Accumulated deficit	(39,098,431)	(38,638,799)
Total Stockholders’ Deficit	(2,947,073)	(2,518,286)
Total Liabilities and Stockholders’ Deficit	$3,742,420	$4,316,762

1Derived from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2011	2010

Net revenue	$2,205,897	$2,336,884
Cost of revenue	1,399,366	1,500,563

Gross profit	806,531	836,321

Selling and marketing expenses	817,396	4,755,452
General and administrative expenses	387,483	1,354,178
Total operating expenses	1,204,879	6,109,630

Loss from operations	(398,348)	(5,273,309)

Other expenses:
Loss on extinguishment of debt, related party	-	322,356
Interest expense, related party	61,822	261,856
Other interest (income) expense, net	(538)	(5,037)

Total other expense	61,284	579,175

Net loss	$(459,632)	$(5,852,484)

Weighted average shares outstanding -
basic and diluted	18,515,575	14,695,512
Loss per share - basic and diluted	$(0.02)	$(0.40)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31
	2011	2010
Cash flows from operating activities:
Net loss	$(459,632)	$(5,852,484)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,112	13,091
Loss on disposal of assets	-	26,321
Adjustment to allowance for doubtful accounts	(17,578)	48,545
Adjustment to reserve for inventory obsolescence	(106,862)	-
Issuance of stock options	30,845	264,511
Amortization of debt discount	-	172,777
Loss on extinguishment of debt	-	322,356
Changes in operating assets and liabilities:
Accounts receivable	(518,466)	335,286
Inventories	693,881	91,559
Prepaid expenses and other current assets	(146,319)	(102,260)
Accounts payable and accrued expenses	(132,122)	1,272,515
Net cash used in operating activities	(649,141)	(3,407,783)

Cash flows from investing activities:
Purchases of property, fixtures and equipment	-	(6,088)
Proceeds from sale of equipment	-	22,836
Net cash provided by investing activities	-	16,748

Cash flows from financing activities:
Proceeds from sale of common stock
and exercise of stock options	-	13,102,346
Repayment of loans payable	-	(78,257)
Proceeds from debt to related parties	-	1,000,000
Repayment of debt to related parties	(13,433)	(1,060,593)
Net cash (used in) provided by financing activities	(13,433)	12,963,496

(Decrease) increase in cash	(662,574)	9,572,461
Cash, beginning of period	1,320,665	606,737
Cash, end of period	$658,091	$10,179,198

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$61,284	$76,199
Cash paid during the year for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of shares for note payable	$-	$4,960,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CELSIUS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The unaudited condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented. A complete summary of significant accounting policies, some of which are discussed below, can be found in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

Earnings per Share — Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of preferred shares, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of March 31, 2011 there were warrantsand options outstanding to purchase 1.6million shares, which exercise priceaveraged $4.40. There are no dilutive common shares equivalents, including convertible notes, preferred stock and warrants, outstanding.

Recent Accounting Pronouncements

All new accounting pronouncements issued (including those not yet effective) have been deemed to not be applicable; hence the adoption of these new standards does not, and is not expected to, have a material impact on our results of operations, cash flows or financial position.

Liquidity

As of March 31, 2011, we had cash and cash equivalents of approximately $658,000 and working capital of $958,000, and we have $1.0 million of available funds in a loan agreement. Cash used in operations during the three months ended March 31, 2011 totaled $649,000. We incurred a net loss of $460,000 during the three months ended March 31, 2011, and our accumulated deficit increased to $39.1 million as of March 31, 2011.

In the fourth quarter of 2010, we reduced overhead with a view to allow the Company to sustain its operations at a break-even or near break-even level. The company significantly reduced overhead, downsized operations, decreased consumer marketing expense and reviewed unprofitable accounts and took corrective actions. We believe that our existing cash on hand and the $1.0 million available line of credit will enable us to fund our operations at our retooled level through 2011. Our current cash position allows us to undertake only limited marketing efforts without additional financing.

In August 2010, we engaged a consulting and advisory firm with experience in the beverage industry, to explore strategic options. In April 2011, the Company replaced the previous advisor with Catalyst Financial, LLC, a full service investment banking firm, to advise the company on strategic alternatives, including a potential sale of the Company. To date, the Company has not received any offers for either additional financing or a potential sale transaction.

Even if we are ultimately able to raise capital through equity or debt financings, the interest of existing shareholders in our company will likely be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. Without additional financing we may not be able to successfully market our products, and our business, results of operations and financial condition could be adversely affected and revenue growth probably will be limited.

Our financial statements for the period ended March 31, 2011 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

3.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consist of the following at:

	March 31, 2011	December 31, 2010

Accounts payable	$1,439,407	$1,932,194
Accrued expenses	1,116,486	838,972
Deposits	83,151	-
Total	$2,639,044	$2,771,166

4.	DUE TO RELATED PARTIES

Due to related parties consists of the following as of:

	March 31, 2011	December 31, 2010
In July 2010, the Company entered into a $3 million Loan and Security agreement with CD and it carries interest of five percent per annum. The Company has pledged all of its assets as security for the loan. The loan is due in July 2012.	$2,000,000	$2,000,000
The Company’s CEO loaned the Company $50,000 in February 2006. Additionally, the Company accrued unpaid salary for the CEO from March of 2006 through May 2007 for a total of $171,000. In August 2009, the total debt was refinanced, has no collateral and accrues interest at 3%; monthly payments of $5,000 are due until paid off.	50,449	63,882
	$2,050,449	$2,063,882
Less: Short-term portion	$(50,449)	$(63,882)
Long-term portion	$2,000,000	$2,000,000

Convertible note payable

	March 31, 2011	December 31, 2010
Convertible note payable, related party see Note 5	$2,000,000	$2,000,000
Convertible note payable, related party see Note 5	-	-
Convertible note payable, long term	$2,000,000	$2,000,000

Also, see Note 5 — Convertible Note payable, related parties, and Note6 — Related party transactions.

5.	CONVERTIBLE NOTE PAYABLE, RELATED PARTIES

The Company entered into a loan agreement for up to $6.5 million in September 2009 and issued a convertible note to one of its shareholders. The note originally carried interest of one month LIBOR plus 3%, payable the first time on the anniversary of the agreement, thereafter quarterly. The loan matures on September 9, 2012. The outstanding balance can be immediately converted into the Company’s common stock at a conversion price. The conversion price was originally based on a price of $8.00 per share, or a market price calculation at the date of conversion. In order to comply with the listing requirements for the Nasdaq Stock Market, in January 2010, the parties amended the convertible loan agreement to set the conversion price to $10.20, which was the consolidated closing bid price of the common stock on the OTC Bulletin Board on the business day prior to the date the loan agreement was entered into. At the same time the interest rate was increased to one month LIBOR plus 7%. The Company recorded a debt discount totaling $362,500 with a credit to additional paid in capital for the intrinsic value of the beneficial conversion feature of the conversion option at the time of each draw on the loan. The Company recorded $32,919 and $7,225 as interest expense amortizing the debt discount during 2010 and 2011, respectively, and the remaining balance, $322,356, was recorded as a loss on extinguishment of debt when the loan was materially modified in January 2010. The Company considered requirements by the Derivatives and Hedging Topic of the ASC and other guidance and concluded that the conversion option should not be bifurcated from the host contract and the conversion option is recorded as equity and not a liability. In January 2010, the Company borrowed $1.0 million and then owed $6.5 million. In March 2010, the shareholder converted $4.5 million of the note to 441,176 shares of the Company’s common stock, (a conversion price of $10.20 per share). The net outstanding balance as of March 31, 2011 was $2,000,000. The company has pledged all of its assets as security for the loan.

6.	RELATED PARTY TRANSACTIONS

In September, 2010, the Company consolidated its operations into officesrented from a company affiliated with CD Financial, LLC. Currently the lease is for one year, renewable, with a monthly rent of $10,662. The rental fee is commensurate with other properties available in the market.

Also, see Note 4 — Due to related parties.

7.	STOCK-BASED COMPENSATION

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

The Company has issued approximately 815,000 options,which are still outstanding or have been exercised, to purchase shares at an average price of $1.78 with a fair value of $873,323. For the three month period ended March 31, 2011 and 2010, the Company recognized $30,846and $264,511, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations). As of March 31, 2011 and 2010, respectively, the Company had approximately $411,000 and $2.5 million, respectively, of unrecognized pre-tax non-cash compensation expense which the Company expects to recognize, based on a weighted-average period of 0.6 years. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase approximately 548,000 shares that have vested, and 267,000 shares were exercised as of March 31, 2011. The following is a summary of the assumptions used:

Risk-free interest rate	1.0% - 4.9%
Expected dividend yield	—
Expected term	3 – 5 years
Expected annual volatility	70% - 90%

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

•
Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company will from January 2011 going forward use the historical volatility of its own stock. In prior years the Company’s estimated volatility as an average of the historical volatility of peer entities whose stock prices were publicly available. The Company’s calculation of estimated volatility was based on historical stock prices of these peer entities over a period equal to the expected life of the awards, which ranges from 3 to 4 years. The Company used historical volatility of peer entities due to the lack of sufficient historical data of the Company’s stock price in the market in which its shares traded;

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

8.	WARRANTS

An investment banking firm received, as placement agent for the Fusion Capital financing, a warrant to purchase 3,750 shares at a price of $26.20 per share. If unexercised, the warrant expires on June 22, 2012.

In March, 2008 the Company issued a total of 500,000 unregistered shares of common stock in a private placement, for an aggregate consideration of $500,100. In addition, the investor received a warrant to purchase 350,000 unregistered shares of common stock at an exercise price of $2.60 per share. The warrant expired on March 28, 2011.

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

	Three Months Period Ended March 31, 2011		Year Ended December 31, 2010
	Shares	Weighted Average	Shares	Weighted Average
	in (‘000s)	Exercise Price	in (‘000s)	Exercise Price
Balance at the beginning of year	1,394	$4.76	404	$3.61
Granted	—	—	1,190	4.90
Exercised	—	—	—	—
Expired	(350)	2.60	(200)	3.27
Balance at the end of year	1,044	$5.48	1,394	$4.76

Warrants exercisable at end of period	1,026	$5.49	1,376	$4.75
Weighted average fair value of the
warrants granted during the period		—		$1.58

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding and exercisable at March 31, 2011, for selected exercise price ranges, is as follows:

Exercise Price	Number Outstanding at March 31, 2011 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price
$4.03	72	1.9	$4.03
$5.32	918	1.9	$5.32
$9.00	50	1.6	$9.00
$26.20	4	1.3	$26.20
	1,044	1.8	$5.48

9.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. There is one agreement that also has liquidated damages, but instead of a monetary damage, the potential liability is to have to issue shares to the distributor at a purchase price of $1.20. The quantity of shares depends on this distributor’s purchases from the Company as compared to the Company’s total revenue. It is the management’s belief that no such agreement has created any liability as of March 31, 2011.

10.	BUSINESS AND CREDIT CONCENTRATION

Substantially all of the Company’s revenuederives from the sale of the Celsius brand.

The Company uses single supplier relationships for its raw materials purchases and filling capacity, which potentially subjects the Company to a concentration of business risk. If these suppliers had operational problems or ceased making product available to the Company, operations could be adversely affected. One vendor accounted for more than 10% of total payments (15.3%); the vendor supplies logistical services and some of our raw materials.

During the three monthsended March 31, 2011, the Company recorded revenue from two customers totaling58.7% of the Company’s total revenue.

11.	SUBSEQUENT EVENTS

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

Following the filing of this Report, the Company intends to file to deregister as a reporting company under the Securities Exchange Act of 1934, as amended.  The Company believes that given its downsized level of operations, it is in the best interests of its shareholders not to incur the expenses associated with being a reporting company.  The Company's shares and warrants will continue to trade in the over-the-counter market following deregistration.

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

OVERVIEW

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statementsincluding the notes to those financial statements. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand dollars and all percentages are stated to the nearest one tenth of one percent.

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

We do not directly manufacture our beverages, but instead outsource the manufacturing process to established third-party co-packers.We do, however, provide our co-packers with flavors, ingredient blends, cans and other raw materials for our beverages purchased by us from various suppliers.

On February 16, 2010, the Company sold 900,000 units in a secondary public offering, generating gross proceeds of $14.5 million and net proceeds of approximately $13.1 million, after deduction of underwriting discounts and payment of offering expenses.Each unit consisted of four shares of common stock and one warrant to purchase one share of common stock exercisable at a price of $5.32 per share at any time through February 8, 2013.

A substantial portion of the net proceeds of the secondary public offering, together with approximately $2.0 million in debt financing provided to us by an affiliate of our principal shareholder in July 2010, was used for marketing and sales efforts aimed at penetrating the direct to retail (DTR) market and building brand awareness through a wide variety of marketing media and retail level promotions such as coupons and other discounts.While our efforts met with a degree of success in penetrating major retailers, we found that we were unable to achieve product sell through at the retail level at a rate adequate to generate the revenues that would be needed to fund the ongoing costs of building brand awareness and achieving profitability.

In the fourth quarter of 2010, we reduced overhead with a view to allow the Company to sustain its operations at a break-even or near break-even level. The company significantly reduced overhead, downsized operations, decreased consumer marketing expense and reviewed unprofitable accounts and took corrective actions. We believe that our existing cash on hand and the $1.0 million available line of credit will enable us to fund our operations at our retooled level through 2011. Our current cash position allows us to undertake only limited marketing efforts without additional financing.

In August 2010, we engaged a consulting and advisory firm with experience in the beverage industry, to explore strategic options. In April 2011, the Company replaced the previous advisor with Catalyst Financial, LLC, a full service investment banking firm, to advise the company on strategic alternatives, including a potential sale of the Company. To date, the Company has not received any offers for either additional financing or a potential sale transaction.

Even if we are ultimately able to raise capital through equity or debt financings, the interest of existing shareholders in our company will likely be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. Without additional financing we may not be able to successfully market our products, and our business, results of operations and financial condition could be adversely affected and revenue growth probably will be limited.

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

Critical Accounting Policies and Estimates

Critical Accounting Policies

The unaudited condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented. A complete summary of significant accounting policies, some of which are discussed below, can be found in our annual report on form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

Recent Accounting Pronouncements

Information regarding newly issued accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements in this form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenue

Sales for the three months ended March 31, 2011 and 2010 were $2.2 million and $2.3 million, respectively. The decrease of 5.6% was mainly due to a reduction in initial new customer pipeline sales in 2011 versus 2010. Pipeline sales to new customers in the first quarter of 2010 were approximately $714,000.  Comparing the first quarter of 2011 versus 2010 without the benefit of this pipeline to new customers, growth rate of reorders of existing customers would have been 39%.  Our case volume for the three months ended March 31, 2011 was approximately 138,000 cases, a 10.9% increase over the same period last year.

Gross profit

Gross Profit was 36.6 % in the first quarter of 2011 as compared to 35.8 % for the same period in 2010. The increase is due to lower cost of products being sold partially offset by increased freight cost and higher discounts and temporary price reductions.

Operating Expenses

Sales and marketing expenses have decreased substantially to $817,000 for the first quarter of 2011 as compared to $4.8 million for the same three-month period in 2010, or a decrease of $3.9 million. This was mainly due to direct advertising expenses were reduced from $2.9 million to $98,000, product samplings were reduced from $750,000 to $95,000 and marketing and sales employee related expenses were reduced from $644,000 to $282,000. We have substantially eliminated our advertising in radio, television and newspaper media as well as reducing product samplings. We continue to participate in many trade shows, sports and exercise events across the country. General and administrative expenses decreased from $1.4 million for the three-month period in 2010 to $387,000 for the same period in 2011, a decrease of $967,000. This was mainly due to decreased employee related expenses of $550,000, decreased expense for granting options of $234,000 and decreased expense for bad debts of $66,000.

Other expense

Total other expense decreased from $579,000 for the three-month period in 2010 to $61,000, during the first quarter in 2011, or a decrease of $518,000. This decrease is mainly due to the loss on extinguishment of debt of $322,000 and debt discount amortization of $161,000 incurred in neither of which were repeated in 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had cash and cash equivalents of approximately $658,000 and working capital of $958,000, and we have $1.0 million of available funds in a loan agreement. Cash used in operations during the three months ended March 31, 2011 totaled $649,000. We incurred a net loss of $460,000 during the three months ended March 31, 2011, and our accumulated deficit increased to $39.1 million as of March 31, 2011.

In the fourth quarter of 2010, we reduced overhead with a view to allow the Company to sustain its operations at a break-even or near break-even level. The company significantly reduced overhead, downsized operations, decreased consumer marketing expense and reviewed unprofitable accounts and took corrective actions. We believe that our existing cash on hand and the $1.0 million available line of credit will enable us to fund our operations at our retooled level through 2011. Our current cash position allows us to undertake only limited marketing efforts without additional financing.

In August 2010, we engaged a consulting and advisory firm with experience in the beverage industry, to explore strategic options. In April 2011, the Company replaced the previous advisor with Catalyst Financial, LLC, a full service investment banking firm, to advise the company on strategic alternatives, including a potential sale of the Company. To date, the Company has not received any offers for either additional financing or a potential sale transaction.

Even if we are ultimately able to raise capital through equity or debt financings, the interest of existing shareholders in our company will likely be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. Without additional financing we may not be able to successfully market our products, and our business, results of operations and financial condition could be adversely affected and revenue growth probably will be limited.

Our financial statements for the period ended March 31, 2011 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

We borrowed $50,000 from the CEO of the Company in February 2006. We also owed the CEO $171,000 for accrued salaries from 2006 and 2007. The two debts were restructured in to one note accruing 3% interest, monthly payments of $5,000 until paid off. The outstanding balance under the note as of March 31, 2011 was $50,449.

In September 2009, we entered into a $6.5 million loan agreement with CDS Ventures of South Florida, LLC. The loan is due in September 2012. Interest was set at 700 basis points over one (1) month LIBOR and paid quarterly.On March 10, 2010, CDS converted $4.5 million of the convertible note into common stock at the fixed exercise price of $10.20 per share.The outstanding balance under the loan agreement as of March 31, 2011 was $2.0 million.

In July 2010, we entered into a $3.0 million loan agreement with CD Financial, LLC. The loan is due in July 2012. Interest was set at five percent per annum and paid quarterly. As of March 31, 2011, the outstanding debt was $2.0 million and the remaining $1.0 million can be drawn by the company upon request. This loan is secured by all of the assets of the company.

Other Related Party Transactions

In September, 2010, the Company consolidated its operations into offices rentedfrom a company affiliated with CD Financial, LLC. Currently the lease is for one year, renewable, with a monthly rent of $10,662.The rental fee is commensurate with other properties available in the market.

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

Changes in internal controls

We have made no changes to our internal controls during the first quarter of 2011 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting. Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

CELSIUS HOLDINGS, INC.

Date: May 10, 2011	By:	/s/ Geary W. Cotton
Name: Geary W. Cotton
Title: Chief Financial Officer and Chief Accounting Officer