Form 10-Q
period 2016-09-30
Celsius Holdings, Inc.
filed 2016-11-10
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Commission file number: 000-55663

CELSIUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2745790
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2424 N Federal Highway, Suite 206. Boca Raton, Florida 33431

(Address of Principal Executive Offices)

(561) 276-2239

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 9, 2016 was 38,666,451 shares.

ITEM 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2016 (Unaudited)	December 31, 2015 (1)
ASSETS

Current assets:
Cash	$7,765,707	$10,128,320
Accounts receivable, net	3,402,272	2,127,060
Inventories, net	2,106,329	2,322,904
Prepaid expenses and other current assets	937,534	666,267
Total current assets	14,211,842	15,244,551

Property and equipment, net	36,508	21,319
Total Assets	$14,248,350	$15,265,870
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,710,504	$1,805,931
Accrued preferred dividend	314,888	190,847
Deferred revenue and other current liabilities	536,536	25,057
Total current liabilities	2,561,928	2,021,835

Long-term liabilities:
Line of credit note payable-related party	4,500,000	4,500,000
Total Liabilities	7,061,928	6,521,835

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 2,500,000 shares authorized, 6,380 and 6,380 shares issued and outstanding at September 30, 2016 and December 31, 2015	6	6
Common stock, $0.001 par value; 75,000,000 shares authorized, 38,666,451 and 38,380,380 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	38,666	38,380
Additional paid-in capital	59,992,650	58,626,212
Accumulated deficit	(52,844,900)	(49,920,563)
Total Stockholders’ Equity	7,186,422	8,744,035
Total Liabilities and Stockholders’ Equity	$14,248,350	$15,265,870

(1)	Derived from Audited Financial Statements

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenue	$6,657,700	$3,652,424	$16,508,097	$12,957,334
Cost of revenue	3,772,948	2,143,676	9,339,302	7,581,897
Gross profit	2,884,752	1,508,748	7,168,795	5,375,437

Selling and marketing expenses	1,736,029	1,644,090	6,709,345	3,686,596
General and administrative expenses	1,081,273	616,703	2,936,273	2,508,088
Total operating expense	2,817,302	2,260,793	9,645,618	6,194,684

Income (Loss) from operations	67,450	(752,045)	(2,476,823)	(819,247)

Other Income (Expense):
Interest expense	(57,500)	(57,988)	(171,250)	(264,721)
Total Other Income (Expense)	(57,500)	(57,988)	(171,250)	(264,721)

Net Income (Loss)	9,950	(810,033)	(2,648,073)	(1,083,968)
Preferred stock dividend	(102,958)	(85,452)	(276,264)	(193,394)
Net (Loss) available to common stockholders	$(93,008)	$(895,485)	$(2,924,337)	$(1,277,362)

Income (Loss) per share:
Basic	$(0.00)	$(0.02)	$(0.08)	$(0.04)
Diluted	$(0.00)	$(0.02)	$(0.08)	$(0.04)
Weighted average shares outstanding:
Basic	38,666,451	38,380,382	38,530,195	31,421,909
Diluted	38,666,451	38,380,382	38,530,195	31,421,909

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net Loss	$(2,648,073)	$(1,083,968)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,346	26,521
Stock-based compensation expense	1,361,398	1,157,959
Changes in operating assets and liabilities:
Accounts receivable, net	(1,275,212)	1,005,816
Inventories net	216,575	(102,207)
Prepaid expenses and other current assets	(271,267)	(957,223)
Accounts payable and accrued expenses	(95,427)	867,115
Accrued preferred dividends	(152,197)	(156,105)
Deferred revenue and other current liabilities	511,479	187,467
Net cash provided by (used in) in operating activities	(2,340,378)	945,375

Cash flows from investing activities:
Purchase of property and equipment	(27,535)	(4,353)

Net cash (used in) investing activities	(27,535)	(4,353)

Cash flows from financing activities:
Borrowing under revolving note payable, related-party	-	450,000
Repayment on short term notes payable, related-party	-	(1,200,000)
Net proceeds from issuance of common stock	-	11,388,084
Proceeds from exercise of stock options	5,300	-
Payments on short term notes payable	-	(74,459)
Net cash provided by financing activities	5,300	10,563,625
Net (decrease) increase in cash	(2,362,613)	11,504,647
Cash at beginning of the period	10,128,320	349,072
Cash at end of the period	$7,765,707	$11,853,719
Supplemental disclosures:
Cash paid during period for:
Interest	$113,750	$206,733
Income Taxes	$-	$-
Non-cash investing and financing activities:
Borrowing under short term notes payable for prepaid expense	$-	$91,099
Accrued preferred dividends	$276,238	$156,506
Preferred stock issuance in exchange for cancellation of revolving note payable, related-party	-	4,000,000
Conversion of convertible note to common shares, related-party	-	1,500,000
Conversion of accrued preferred dividend into preferred shares, related-party	-	180,000

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Business —Celsius Holdings, Inc. (the “Company” or “Celsius Holdings”) was incorporated under the laws of the State of Nevada on April 26, 2005. On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Elite FX, Inc., a Florida corporation. Under the terms of the Merger Agreement, Elite FX, Inc. was merged into the Company’s subsidiary, Celsius, Inc. and became a wholly-owned subsidiary of the Company on January 26, 2007. In addition, on March 28, 2007 the Company established Celsius Netshipments, Inc. a Florida corporation as a wholly-owned subsidiary of the Company.

Since the merger, the Company is engaged in the development, marketing, sale and distribution of “functional” calorie-burning fitness beverages under the Celsius® brand name.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015 and notes thereto and other pertinent information contained in our General Form for Registration of Securities of Form 10 as filed with the Securities and Exchange Commission (the “Commission”). The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated.

Significant Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserves for inventory obsolescence, the useful lives and values of property and equipment, valuation of stock based compensation, and deferred tax asset valuation allowance.

Segment Reporting —Although the Company has a number of operating divisions, separate segment data has not been presented, as they meet the criteria for aggregation as permitted by ASC Topic 280, Segment Reporting, (formerly Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information.) Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the nine months ended September 30, 2016 and 2015 all material assets and revenues of the Company were in the United States except as disclosed in “Concentration of Risk” below.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Risk — Substantially all of the Company’s revenue derives from the sale of Celsius® beverages.

The Company uses single supplier relationships for its raw materials purchases and filling capacity, which potentially subjects the Company to a concentration of business risk. If these suppliers had operational problems or ceased making product available to the Company, operations could be adversely affected.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At September 30, 2016 the Company had approximately $7.5 million in excess of the Federal Deposit Insurance Corporation limit but has incurred no losses with respect to these accounts.

For the nine months ended September 30, 2016 and 2015, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2016	2015
A*	35.0%	50.5%
B	11.1%	0.1%
All other	53.9%	49.4%
Total	100.0%	100.0%

At September 30, 2016 and December 31, 2015, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2016	2015
A*	54.4%	50.0%
B	8.1%	11.8%
All other	37.5%	38.2%
Total	100.0%	100.0%

*Revenues and receivables from customer A are derived from a distributor located in Sweden.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2016 and December 31, 2015, the Company did not have any investments with maturities of three months or less.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2016 and December 31, 2015, there was an allowance for doubtful accounts of $79,332 and $3,500, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories — Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company outsources its manufacturing process as a result has no work in process inventories. The Company reserves against inventory during the period in which such materials and products are no longer usable or marketable. At September 30, 2016 and December 31, 2015, the Company recorded a reserve of $165,539 and $329,075, respectively. The changes in reserve are included in cost of revenue. Free Samples are also recorded as cost of revenue.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets generally ranging from three to seven years.

Impairment of Long-Lived Assets — In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value.

Revenue Recognition — Revenue is derived from the sale of beverages. Revenue is recognized when persuasive evidence of an agreement exists, the products are delivered, sales price is fixed or determinable, and collectability is reasonably assured. Any discounts, slotting fees, sales incentives or similar arrangements with the customer are estimated at time of sale and deducted from revenue.

Deferred Revenue — From time to time the Company requires prepayments for deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as deferred revenue. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $3.4 million and $1.9 million during the nine months ending September 30, 2016 and 2015, respectively.

Research and Development — Research and development costs are charged to general and administrative expense as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred these expenses of $66,700 and $57,200 during the six months ending September 30, 2016 and 2015, respectively.

Fair Value of Financial Instruments — The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair value due to their relative short-term maturity and market interest rates.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements - ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any assets or liabilities measured at fair value at September 30, 2016 and December 31, 2015.

Income Taxes — The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. The Company follows the provisions of the ASC 740 -10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued) —Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.

The Company files its tax returns on a fiscal year September 30th tax year. The Company’s tax returns for tax years ended September 30, 2015, 2014, and 2013 remain subject to potential examination by the taxing authorities.

Earnings per Share — Basic earnings per share are calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of convertible debt, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of September 30, 2016 there were options outstanding to purchase 5.6 million shares, which exercise price averaged $1.00, Series C Preferred Stock warrants outstanding to convert to 4.6 million common shares at $0.52 price per share and Series D Preferred Stock warrants outstanding to convert to 4.7 million common shares at $0.86 price per share. There were no other dilutive common shares equivalents, including convertible notes and warrants, as no common share equivalents had an exercise price below the ending closing price of the year. The effects of dilutive instruments have not been presented for the three and nine months ended September 30, 2016 and 2015, as the effects would be anti-dilutive.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Payments —The Company has fully adopted the provisions of ASC Topic 718 Compensation — Stock Compensation and related interpretations for employee and non-employee stock based compensation. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants.

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for nine months ended September 30, 2016 and 2015 was $1,478,000 and $844,000, respectively.

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by requiring the acquirer to (i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, (ii) record, in the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (iii) present separately or disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2015-16 on January 1, 2016 to its consolidated financial position or results of operations.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting) (“ASU 2015-15”). ASU 2015-15 allows debt issuance costs related to line-of-credit agreements to be presented in the balance sheet as an asset. ASU 2015-03 and ASU 2015-15 are effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. The Company has adopted ASU 2015-03 and ASU 2015-15 as of December 31, 2015; the adoption is not expected to have a material impact on its consolidated financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (consistent with debt discounts).

 All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position.

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At September 30, 2016, the Company had an accumulated deficit of $52,844,900 which includes a net loss available to common stockholders of $2,924,337 for the nine months ended September 30, 2016. While these factors alone may raise doubt as to the Company’s ability to continue as a going concern, the proceeds remaining from the Company’s sale of common stock to an investor group on April 20, 2015 for a total of $11.5 million (see note 11) is deemed sufficient to alleviate substantial doubt regarding the Company’s ability to continue as a going concern.

3.	INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2016	2015

Finished goods	$2,011,775	$2,309,288
Raw Materials	260,093	342,691
Less: Inventory Reserve	(165,539)	(329,075)
Inventories, net	$2,106,329	$2,322,904

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $937,534 and $666,267, at September 30, 2016 and December 31, 2015, respectively, and consist mainly of prepaid consulting agreement with D3M Licensing Group, advertising, prepaid insurance, prepaid slotting fees, deposits on purchases, and customer deposits.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30,	December 31,
	2016	2015

Furniture and equipment	$292,030	$264,495
Less: accumulated depreciation	(255,522)	(243,176)
Total	$36,508	$21,319

Depreciation expense amounted to $12,346 and $26,521 during the nine months ended September 30, 2016 and 2015, respectively

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30,	December 31,
	2016	2015

Accounts payable	$1,054,091	$1,207,353
Accrued expenses	656,413	598,578
Total	$1,710,504	$1,805,931

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

7.	DEFERRED REVENUE AND OTHER CURRENT LIABILITIES

Deferred revenue and other current liabilities consist of the following at:

	September 30,	December 31,
	2016	2015

Customer deposits	$526,365	$13,063
State bottle bill liability	10,171	11,994
Total	$536,536	$25,057

8.	LINE OF CREDIT NOTE PAYABLE - RELATED PARTIES

Line of credit note payable - related parties consists of the following as of:

	September 30,	December 31,
	2016	2015
Note Payable – line of credit
In July 2010, the Company entered into a line of credit note payable with a related party which carries interest of five percent per annum. The Company can borrow up to $4,500,000. The Company has pledged all of its assets as security for the line of credit. The notes mature in January 2020, at which time the principal amount is due. During April 2015, the Company issued $4,000,000 of convertible series D preferred series in exchange for cancellation of $4,000,000 of this line.
Long-term portion	$4,500,000	$4,500,000

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

9.	PREFERRED STOCK – RELATED PARTY

On August 26, 2013, the Company entered into a securities purchase agreement (the “2013 Purchase Agreement”) with CDS Ventures of South Florida, LLC (“CDS”) and CD Financial, LLC (“CD”). CDS and CD are limited liability companies which are affiliates of Carl DeSantis, the Company’s principal shareholder. The Company issued 2,200 shares of its Series C Preferred Stock (the “Preferred C Shares”) in exchange for the conversion of a $550,000 short term loan from CDS and the conversion of $1,650,000 in indebtedness under the Company’s line of credit with CD (the “CD Line of Credit”). The Preferred C Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.52 per share at any time until December 31, 2018, at which time they will automatically convert into shares of our common stock determined by dividing the liquidation preference of $1,000 per Preferred C Share by the conversion price then in effect. The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred C Shares accrue cumulative annual dividends at the rate of 6% per annum, payable by the issuance of additional Preferred C Shares. The holder of Preferred C Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In April 2015, the Company issued 180 Preferred C Shares valued at $180,000 in settlement of $180,000 in accrued preferred C dividends. As of September 30, 2016, $263,777 of dividends has been accrued. The Preferred C Shares mature on December 31, 2018 and are redeemable only in exchange for shares of Company common stock.

On April 16, 2015, the Company entered into an amendment to its existing Loan and Security Agreement (the “Amendment”) with CD an affiliate of CDS Ventures and Mr. DeSantis. Pursuant to the Amendment, the outstanding principal amount of the CD Line of Credit was reduced by $4.0 million, which amount was converted into 4,000 shares of a newly-designated Series D Preferred Stock (the “Preferred D Shares”). This related party was given a conversion price of $0.86 per common share, whereas other investors purchased common shares at $0.89 in the private placement, as discussed in note 12. The difference of $0.03 per share, which resulted in $139,535, was recorded as a dividend in accordance with ASC 470-20-35, subsequent measurement for debt with conversion and other options. The Preferred D Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.86 per share until the earlier of the January 2, 2020 due date of our line of credit with CD Financial or such earlier date as the line of credit is satisfied (the “Mandatory Redemption Date”). The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred D Shares accrue cumulative annual cash dividends at the rate of 5% per annum, payable quarterly in cash and have a liquidation preference of $1,000 per share. On the Mandatory Redemption Date, the Preferred D Shares automatically convert into shares of our common stock in a number determined by dividing the $1,000 per Preferred D Share liquidation preference plus any accrued but unpaid dividends, by the conversion price then in effect. The Preferred D Shares may also be redeemed by us at any time on or after December 31, 2016, at a redemption price equal to 104% of the liquidation preference. The holder of the Preferred D Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. As of September 30, 2016, $51,111 of dividends has been accrued regarding these shares.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

10.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD which is controlled by Carl DeSantis, a principal shareholder (see note 13). Currently, the lease expires on October 2020 with monthly rent of $8,809. The rental fee is commensurate with other properties available in the market.

In April 2015, the Company entered into a strategic marketing and advisory services agreement with All Def Digital. Tim Leissner, a director and shareholder of the Company is also a director and shareholder in All Def Digital. For the nine months ending as of September 30, 2016, the Company has paid All Def Digital $152,438, for services relating to the strategic marketing and advisory services agreement.

Other related party transactions are discussed in notes 8 and 9.

11.	STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to services performed

In April 2016, the Company issued a total 250,000 “restricted” shares of its common stock as compensation pursuant to celebrity endorsement agreements at a fair value of $560,000, or $2.24 per share representing the closing stock price on that date.

Issuance of common stock pursuant to conversion of note

In April 2015, the Company issued 5,000,000 unregistered common shares upon conversion of $1,500,000 of convertible notes, at contractual terms.

Issuance of common stock pursuant to private placement

In April 2015, the Company issued a total of 12,921,348 shares of common stock at $0.89 per share for gross proceeds of $11.5 million (see note 2). Expenses incurred of $111,841 were charged to additional paid in capital and the Company received net proceeds of $11,388,084.

Issuance of preferred stock pursuant to private placement

Refer to note 9 for discussion on preferred stock issuances.

Issuance of common stock pursuant to exercise of stock options

During the nine months ended September 30, 2016, the Company issued an aggregate of 36,071 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan. The Company received aggregate proceeds of $5,300 for options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

12.	STOCK-BASED COMPENSATION

The Company adopted an Incentive Stock Plan on January 18, 2007. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company's common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. While the plan terminates 10 years after the adoption date, issued options have their own schedule of termination. During 2013 the majority of the shareholders approved to increase the total available shares in the plan from 2.5 million to 3.5 million shares of common stock. During May 2014, the majority of the shareholders approved to increase the total available shares in the plan from 3.5 million to 4.25 million shares of common stock, during February 2015, the majority of the shareholders approved to increase the total available shares in the plan from 4.25 million to 4.6 million shares of common stock and during April 2015, the majority of the shareholders approved to increase the total available shares in the plan from 4.6 million to 5.1 million shares of common stock. Until 2017, options to acquire shares of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company's common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,147,000 shares. In addition, there is a provision for an annual increase of 15% of the issued shares under the plan to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2016. On January 1st, 2016, the permitted number of available option grants increased by 147,000.

Cumulatively since inception, the Company has issued options to purchase approximately 5.6 million shares at an average price of $1.00 with a fair value of approximately $1.1 million. For the nine months ended September 30, 2016 and 2015, the Company recognized an expense of $801,398 and $1,157,959, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of September 30, 2016, the Company had approximately $2,583,593 of unrecognized pre-tax non-cash compensation expense related to non-vested option-based compensation arrangements under the Plan. The Company expects to recognize this expense based on a weighted-average period of 3 years. The Company uses straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase approximately 4.4 million shares that have vested, of which 307,000 shares were exercised as of September 30, 2016.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

12.	STOCK-BASED COMPENSATION (CONTINUED)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Nine months ended September 30,
	2016	2015
Expected volatility	368% - 390%	306%
Expected term	4 Years	4 Years
Risk-free interest rate	1.36% - 1.61%	0.91% - 1.69%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

The expected volatility was determined with reference to the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

A summary of the status of the Company’s outstanding stock options as of September 30, 2016 and changes during the period ending on that date is as follows:

		Weighted Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Term (Yrs)
Options
Balance at December 31, 2015	4,634,166	$0.81	$5,286,107	5.49
Granted	1,317,500	$2.01
Exercised	(40,000)	$0.42
Forfeiture and cancelled	(140,801)	$1.47
At September 30, 2016	5,770,865	$1.07	$5,933,912	5.26

Exercisable at September 30, 2016	4,388,296	$0.82

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

13.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of September 30, 2016.

The Company entered into an office lease with a related party (see note 10) effective October 2015. The monthly rent amounts to $8,809 per month and the lease terminates in October 2020. Future annual minimum payments required under operating lease obligations at September 30, 2016 are as follows:

Future Minimum Lease Payments

Year ending December 31,
2016	$27,629
2017	$113,461
2018	$116,720
2019	$120,078
2020	$102,455
Total	$480,343

14.	SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to September 30, 2016 through November 10, 2016, the date these financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When used in this report, unless otherwise indicated, the terms “the Company,” “Celsius,” “we,” “us” and “our” refer to Celsius Holdings, Inc. and its subsidiaries.

Note Regarding Forward Looking Statements

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Business Overview

We are engaged in the development, marketing, sale and distribution of “functional” calorie-burning fitness beverages under the Celsius® brand name. According to multiple clinical studies we funded, a single serving of Celsius® burns 100 to 140 calories by increasing a consumer’s resting metabolism an average of 12% and providing sustained energy for up to a three-hour period. Our exercise focused studies show Celsius delivers additional benefits when consumed prior to exercise. The studies shows benefits such as increase in fat burn, increase in lean muscle mass and increased endurance.

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

We have undertaken significant marketing efforts aimed at building brand awareness, including a wide variety of marketing vehicles such as television, radio, digital, social media, sponsorships, and magazine advertising. We also undertake various promotions at the retail level such as coupons and other discounts in addition to in-store sampling.

We do not directly manufacture our beverages, but instead outsource the manufacturing process to established third-party co-packers. We do, however, provide our co-packers with flavors, ingredient blends, cans and other raw materials for our beverages purchased by us from various suppliers.

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenue

For the three months ended September 30, 2016, revenue was approximately $6.66 million, an increase of $3.01 million or 82% from $3.65 million for same period in the prior year. The revenue increase of 82% was attributable in large part to 147% growth in international revenue mainly from our Swedish distribution partner and a 53% growth in domestic revenues associated from blended growth rates of 54% in retail accounts arising mainly from expansion of convenience store distribution initiatives, 80% in health and fitness accounts and 13% growth in internet retailer accounts from the same period in 2015. The increase in revenue from the 2015 period to the 2016 period was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
Revenue Source	2016	2015	Change

Total Revenue	$6,657,700	$3,652,424	82%

International Revenue	$2,808,777	$1,137,358	147%

Domestic Revenue	$3,848,923	$2,515,066	53%

Retail accounts	$2,397,738	$1,560,973	54%

Health & Fitness accounts	$1,002,682	$556,631	80%

Internet Retailer accounts	$448,503	$397,462	13%

Gross profit

For the three months ended September 30, 2016, gross profit increased by approximately $1.37 million or 91.2% to $2.88 million from $1.51 million for the same period in 2015. Gross profit margins improved 2.0% to 43.3% for the three months ended September 30, 2016 from the same period in 2015 for comparable reasons. The increases in gross profit and the improvement in gross profit margins from the 2015 to the 2016 periods are primarily attributable to the increases in revenue and reductions in the cost of raw materials.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2016 were approximately $1.74 million, an increase of $92,000 or 6% from $1.64 million in the same period in 2015. The increase is due primarily to increases in investments in human resources of $433,000 and warehousing offset by savings in marketing programs of $354,000.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2016 were approximately $1.08 million, an increase of $464,000, or 75%, from $617,000 for the three months ended September 30, 2015. The increase was primarily due to increases in option expense of $191,000, investments in human resources of $59,000, increases in professional fees of $180,000 and office related costs of $49,000, offset by savings in research and development costs of $11,000 and depreciation and amortization of $4,000.

Other expense

Total other expense decreased to approximately $57,500 for three months ended September 30, 2016 from $58,000 for the same period in 2015, as a result of savings in interest expense.

Net Income (Loss)

As a result of the all above, for the three months ended September 30, 2016, Celsius had net income of approximately $10,000, and after giving effect to preferred stock dividends of $102,958, a net loss available to common stockholders of $93,008 or $0.00 per share based on a weighted average of 38,666,451 shares outstanding. In comparison, for the three months ended September 30, 2015 we had a net loss of $810,033, and after giving effect to preferred stock dividends of $85,452, a net loss available to common stockholders of $895,485 or $0.02 per share based on a weighted average of 38,380,382 shares outstanding.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenue

For the nine months ended September 30, 2016, revenue was approximately $16.5 million, an increase of $3.5 million or 27% from $13.0 million in revenue for nine months ending September 30, 2015. The revenue growth of 27% from 2015 to the 2016 was mainly associated with blended growth rates of 64% growth in domestic sales offset by an 8% decrease in international revenue growth. The domestic sales growth of 64% was mainly associated from blended growth rates of 76% from retail accounts, 52% in health and fitness accounts and 31% in Internet retailer accounts from the same period in 2015. The increase in revenue from 2015 to 2016 was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
Revenue Source	2016	2015	Change

Total Revenue	$16,508,097	$12,957,334	27%

International Revenue	$6,050,828	$6,584,214	(8)%

Domestic Revenue	$10,457,269	$6,373,120	64%

Retail accounts	$7,151,563	$4,067,693	76%

Health & Fitness accounts	$2,039,799	$1,338,776	52%

Internet Retailer accounts	$1,265,907	$966,651	31%

Gross profit

For the nine months ended September 30, 2016, gross profit increased by approximately $1.79 million or 33% to $7.17 million compared to $5.38 million for 2015. Gross profit margins improved 1.9% to 43.4% in the nine months ended September 30, 2016 from the same period in 2015. The increases in gross profit and the improvement in gross profit margins from 2015 to 2016 are primarily attributable to the increases in revenue and a reduction in the cost of raw materials.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2016 were approximately $6.71 million, an increase of $3.02 million, or 82.0% from $3.69 million in the same period in 2015. The increase is due primarily to increases in investments in marketing programs of $1.49 million, increases in human resource investments of $1.50 million and increases in warehousing costs totaling $30,000.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2016 were approximately $2.94 million, an increase of $427,000, or 17.0%, from $2.51 million for the nine months ended September 30, 2015. The increase was primarily due to increases in professional fees of $391,000, bad debt expense of $76,000, research and development costs of $10,000, office related costs of $73,000, human resources of $230,000, and other general administration expenses of $16,000, offset by savings in depreciation and amortization of $14,000 and stock based compensation of $357,000.

Other expense

Total other expense decreased to approximately $171,000 for nine months ended September 30, 2016 from $265,000 for the same period in 2015, as a result of $94,000 in savings in interest expense.

Net Loss

As a result of the all above, for the nine months ended September 30, 2016, Celsius had a net loss of $2,648,073, and after giving effect to preferred stock dividends of $276,264, a net loss available to common stockholders of $2,924,337 or $0.08 per share based on a weighted average of 38,530,195 shares outstanding. In comparison, for the nine months ended September 30, 2015 we had a net loss of $1,083,968, and after giving effect to preferred stock dividends of $193,394, a net loss available to common stockholders of $1,277,362 or $0.04 per share based on a weighted average of 31,421,909 shares outstanding.

Liquidity and Capital Resources

As of September 30, 2016 and December 31, 2015, we had cash of approximately $7.8 million and $10.1 million, respectively and working capital of approximately $11.6 million and $13.2 million, respectively. Cash used in operations during the nine months ended September 30, 2016 and the year ended December 31, 2015, totaled approximately $2.4 million and $755,000, respectively, reflecting capital investments in sales and marketing programs and human resources initiatives.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facility with CD Financial, LLC (“CD Financial”), an affiliate of Carl DeSantis, a principal shareholder of the Company.

We originally entered into a loan and security agreement with CD Financial in July 2010, which provided us with a line of credit to fund operations. As amended in connection with an April 2015 private investment and related transactions, the loan and security agreement provides Celsius with a revolving line of credit pursuant to which Celsius can borrow up to an aggregate maximum of $4.5 million from time to time until maturity in January 2020. The credit facility requires quarterly cash payments of interest only at the rate of five percent (5%) per annum until maturity and is secured by a pledge of substantially all the Company’s assets. As of September 30, 2016, the principal amount outstanding under the credit facility with CD Financial was $4.5 million.

Our current operating plan for next twelve (12) months plans on a sufficient financial condition and we do not contemplate obtaining additional financing. However, if our sales volumes do not meet our projections, expenses exceed our expectations, or our plans change, we may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, we may be required to adjust our business plan, by reducing marketing and other expenses or seek additional financing. There can be no assurance that such financing, if required, will be available on commercially reasonable terms if at all.

Off Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements.

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of September 30, 2016 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive Officer (our principal executive officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, our disclosure controls and procedures were effective.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1.A. Risk Factors.

See “Item 1.A. Risk Factors.” in Amendment No. 3 to our Registration Statement on Form 10, filed with the SEC on September 28, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32.1	Section 906 Certification by Chief Executive Officer

32.2	Section 906 Certification by Chief Financial Officer

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Dated: November 10, 2016	By:	/s/ Gerry David
Gerry David, Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2016	By:	/s/ John Fieldly
John Fieldly, Chief Financial Officer
(Principal Financial and Accounting Officer)