Form 10-K
period 2016-12-31
Celsius Holdings, Inc.
filed 2017-03-30
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File No. 000-55663

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

Securities registered under Section 12(b) of the Exchange Act: None

Name of each exchange on which registered – Not applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $29,953,850 as of June 30, 2016, based on the closing price of $2.29 for the Company’s common stock on such date on the OTCQX tier of the over-the-counter market maintained by OTC Markets Group, Inc. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 43,905,241 shares of common stock outstanding as of March 30, 2017.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

When used in this Annual Report on Form 10-K (this “Report”), unless otherwise indicated, the terms “the Company,” “Celsius,” “we,” “us” and “our” refers to Celsius Holdings, Inc. and its subsidiaries.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include described in “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.

PART I

Item 1.	Business

Overview

We are engaged in the development, marketing, sale and distribution of “functional” calorie-burning fitness beverages under the Celsius® brand name. According to multiple clinical studies we funded, a single serving of Celsius® burns 100 to 140 calories by increasing a consumer’s resting metabolism an average of 12% and providing sustained energy for up to a three-hour period. Our exercise focused studies show Celsius delivers additional benefits when consumed prior to exercise. The studies show benefits such as increase in fat burn, increase in lean muscle mass and increased endurance.

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

Recent Developments

Product Line Extension

On February 28, 2017, Celsius announced its first product line extension, which is intended to broaden its reach into the natural channel. The new line has six refreshing flavors: three sparkling - grapefruit, cucumber lime, orange pomegranate and three non-carbonated - pineapple coconut, watermelon berry and strawberries & cream. We expect our new natural line to start being available at retailers on a limited basis by April 2017.

Private Offering

Between December 30, 2016 and March 14, 2017, the Company raised an aggregate of $15.0 million in capital through the sale of an aggregate of 4,833,329 shares of our common stock at a purchase price of $3.00 per share in a private offering to 13 accredited investors. Investors in the private placement included:

•                     CD Financial, LLC (533,333 Shares), an existing shareholder of record affiliated with Carl DeSantis, one of our principal shareholders and William H. Milmoe, a director;

•                     Charmnew Limited (800,000 Shares), an existing shareholder of record affiliated with Li Ka Shing, one of our principal shareholders;

•                     Grieg International Limited (533,333 Shares), an existing shareholder of record affiliated with Chau Hoi Shuen Solina, one of our principal shareholders; and

•                     Nu Horizons Investment Group, LLC (433,333 Shares), an existing shareholder of record affiliated with Tim Leissner, a director and one of our principal shareholders; and Russell Simmons, one of our principal shareholders.

The net proceeds from the sale of the Shares are being used for:

•	expansion of Celsius’ Asian and other foreign distribution efforts;

•	additional domestic marketing and sales activities for the Company’s products;

•	additional product innovation efforts; and

•	working capital and other general corporate purposes.

Retirement of our President and Chief Executive Officer

Effective March 1, 2017, Gerry David, Celsius’ President and Chief Executive Officer retired from such positions with the Company. Pending our board of directors identifying and retaining a new President and Chief Executive Officer, John Fieldly, the Company’s Chief Financial Officer will serve in such additional capacities on an interim basis. Mr. David will continue to serve as a consultant to the Company through December 31, 2017.

Corporate History

We were incorporated in Nevada on April 26, 2005 under the name “Vector Ventures, Inc.” and originally we engaged in mineral exploration. Such business was unsuccessful. On January 26, 2007, we acquired the Celsius® beverage business of Elite FX, Inc., a Florida corporation engaged in the development of “functional” beverages since 2004 in a reverse merger, and subsequently changed our name to Celsius Holdings, Inc. In addition, on March 28, 2007, the Company established Celsius Netshipments, Inc. a Florida corporation as a wholly-owned subsidiary of the Company.

The Company is an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”) and as such, may elect to comply with certain reduced public company reporting requirements for future filings.

Our Products

Celsius® calorie-burning beverages were first introduced to the marketplace in 2005.

According to multiple clinical studies we funded, a single serving (12 ounce can) of Celsius® burns 100 to 140 calories by increasing a consumer’s metabolism an average of 12% for up to a three-hour period. In addition, these studies have indicated that drinking a single serving of Celsius® prior to exercising may improve cardiovascular health and fitness and enhance the loss of fat and gain of muscle from exercise.

We seek to combine nutritional science with mainstream beverages by using our proprietary thermogenic (calorie-burning) MetaPlus® formulation, while fostering the goal of healthier everyday refreshment by being as natural as possible without the artificial preservatives often found in many energy drinks or sodas. Celsius® has no chemical preservatives, aspartame or high fructose corn syrup and is very low in sodium. Celsius® uses good-for-you ingredients and supplements such as green tea (EGCG), ginger, calcium, chromium, B vitamins and vitamin C. Celsius is sweetened with sucralose, a sugar-derived sweetener that is found in Splenda®, which makes our beverages low-calorie and suitable for consumers whose sugar intake is restricted. Each 12 ounce can of Celsius® contains 200 milligrams of caffeine which is comparable to one 12 ounce cup of coffee from the leading coffeehouse.

Our original Celsius® product line is currently offered in seven flavors: orange, wild berry, cola, grape, and watermelon (which are carbonated), and non-carbonated green tea raspberry/acai, and green tea/peach mango. Our beverages are sold in 12 ounce cans, and we have recently begun to market the active ingredients in powdered form in individual On-The-Go packets as well as multiple serving canisters. In addition to being sugar free, our original ready-to -drink product line is non-GMO, kosher and vegan certified and soy and gluten free.

In February 2017, Celsius announced its first product line extension, which is intended to broaden its reach into the natural channel. The new line has six refreshing flavors: three sparkling - grapefruit, cucumber lime, orange pomegranate and three non-carbonated - pineapple coconut, watermelon berry and strawberries & cream. The natural line extension boasts a clean ingredient panel featuring 100% natural caffeine-from-green-coffee bean extract, and an all-natural sweetener. Like the original Celsius® products, our new natural ready-to -drink beverages are non-GMO, kosher and vegan certified and soy and gluten free. We expect our new natural line to start being available at retailers on a limited basis by April 2017.

Celsius® is packaged in a distinctive 12 ounce sleek can that uses vivid colors in abstract patterns to create a strong on-shelf impact. The cans are sold as singles or in four-packs. We have recently redesigned our packaging to provide a cleaner, crisper and more modern look.

We target a niche in the functional beverage segment of the beverage industry consisting of consumers seeking calorie-burning beverages to help them manage their weight and enhance their exercise regimen. Our target consumers are generally individuals that exercise two to five times a week and are concerned about their health.

Clinical Studies

It is our belief that clinical studies substantiating product claims will become more important as more and more beverages are marketed with health claims. Celsius® was one of the first functional beverages to be launched along with a clinical study. Celsius® is also one of very few functional beverages that has clinical research on the actual product itself. Some beverage companies that do mention studies backing their claims are referencing independent studies conducted on one or more of the ingredients in the product. We believe that it is important and will become more important to have studies on the actual product.

We have funded seven U.S. based clinical studies for Celsius®. Each was conducted by a research organization and each studied the total Celsius® formula. The first study was conducted by the Ohio Research Group of Exercise Science & Sports Nutrition. The remaining studies were conducted by the Applied Biochemistry & Molecular Physiology Laboratory of the University of Oklahoma. We funded all of the studies and provided Celsius® beverage for the studies. However, none of our directors, executive officers or principal shareholders is in any way affiliated with either of the two research organizations which conducted the studies.

The first study was conducted in 2005 by the Ohio Research Group of Exercise Science & Sports Nutrition www.ohioresearchgroup.com. The Ohio Research Group of Exercise Science & Sports Nutrition is a multidisciplinary clinical research team dedicated to exploring the relationship between exercise, nutrition, dietary supplements and health. This placebo-controlled, double-blind cross-over study compared the effects of Celsius® and the placebo on metabolic rate. Twenty-two participants were randomly assigned to ingest a 12 ounce serving of Celsius® and on a separate day a serving of twelve ounces of Diet Coke®. All subjects completed both trials using a randomized, counterbalanced design. Randomized means that subjects were selected for each group randomly to ensure that the different treatments were statistically equivalent. Counterbalancing means that individuals in one group drank the placebo on the first day and drank Celsius® on the second day. The other group did the opposite. Counterbalancing is a design method that is used to control “order effects.” In other words, this was done to make sure that the order that subjects were served does not impact the results and analysis.

Metabolic rate (via indirect calorimetry, measurements taken from breaths into and out of calorimeter) and substrate oxidation (via respiratory exchange ratios) were measured at baseline (pre-ingestion) and for ten minutes at the end of each hour for three hours post-ingestion. The results showed an average increase of metabolism of twelve percent over the three-hour period, compared to a statistically insignificant change for the control group. Metabolic rate, or metabolism, is the rate at which the body expends energy. This is also referred to as the “caloric burn rate.” Indirect calorimetry calculates heat that living organisms produce from their production of carbon dioxide. It is called “indirect” because the caloric burn rate is calculated from a measurement of oxygen uptake. Direct calorimetry would involve the subject being placed inside the calorimeter for the measurement to determine the heat being produced. Respiratory Exchange Ratio is the ratio oxygen taken in a breath compared to the carbon dioxide breathed out in one breath or exchange. Measuring this ratio can be used for estimating which substrate (fuel such as carbohydrate or fat) is being metabolized or ‘oxidized’ to supply the body with energy.

The second study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2007. This blinded, placebo-controlled study was conducted on a total of 60 men and women of normal weight. An equal number of participants were separated into two groups to compare one serving (a single 12 ounce can) of Celsius® to a placebo of the same amount. According to the study, those subjects consuming Celsius® burned significantly more calories versus those consuming the placebo, over a three-hour period. The study confirmed that over the three-hour period, subjects consuming a single serving of Celsius® burned 65% more calories than those consuming the placebo beverage and burned an average of more than 100 to 140 calories compared to the placebo. These results were statistically significant.

The third study, conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2007, extended our second study with the same group of 60 individuals and protocol for 28 days and showed the same statistical significance of increased calorie burn (minimal attenuation). While the University of Oklahoma study did extend for 28 days, more testing would be needed for long term analysis of the Celsius® calorie-burning effects. Also, although these studies were on relatively small numbers of subjects, they have statistically significant results. Additional studies on a larger number and wider range of body compositions can be considered to further the analysis.

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

Our fifth study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2009. This ten-week placebo-controlled, randomized and blinded study was conducted on a total of 27 previously sedentary overweight and obese female subjects. Participants were randomly assigned into groups that consumed identically tasting treatment beverages with exercise or without exercise. All participants consumed one drink, either placebo or Celsius®, per day for 10 weeks. The exercise groups participated in ten weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. No changes were made to their diet. The results showed that consuming a single serving of Celsius® prior to exercising may improve cardiovascular health and fitness and enhance the positive adaptations of exercise on body composition. According to the preliminary findings, subjects consuming a single serving of Celsius® lost significantly more fat mass and gained significantly more muscle mass when compared to exercise alone — a 46% greater loss in fat, 27% greater gain in muscle mass, respectively. The study also confirmed that subjects consuming Celsius® significantly improved measures of cardio-respiratory fitness — 35% greater endurance performance with significant improvements to lipid profiles — total cholesterol decreases of 5 to 13% and bad LDL cholesterol 12 to 18%. Exercise alone had no effect on blood lipid levels.

Our sixth study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2009. This ten-week placebo-controlled, randomized and blinded study was conducted on a total of 37 previously sedentary male subjects. Participants were randomly assigned into groups that consumed identically tasting treatment beverages with exercise or without exercise. All participants consumed one drink, either placebo or Celsius®, per day for 10 weeks. The exercise groups participated in ten weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. No changes were made to their diet. The results showed that consuming a single serving of Celsius® prior to exercising may improve cardiovascular health and fitness and enhance the positive adaptations of exercise on body composition. Significantly greater decreases in fat mass and percentage body fat and increases in VO2 were observed in the subjects that consumed Celsius® before exercise versus those that consumed the placebo before exercise. Mood was not affected. Clinical markers for hepatic, renal, cardiovascular and immune function, as determined by pre-and post blood work revealed no adverse effects.

Our seventh study was conducted by Miami Research Institute in 2010 and demonstrated the efficacy and safety of the powders and the shots. This study allows the Company to make the same structure/function claims as the ready to drink beverages.

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

Distribution

Celsius® is sold across many retail segments. They include supermarkets, convenience stores, drug stores, nutritional stores, and mass merchants. We also sell to health clubs, spas, gyms, the military, e-commerce websites and a limited number of international markets.

We distribute our products through a hybrid of direct-store delivery (DSD) distributors and as well as sales direct to retailers (DTR).

Sales of our products to two customers, a foreign distributor of our products and a domestic retailer of vitamins and health products, accounted for 37% and 8% of our revenues for the year ended December 31, 2016, respectively and 50.0% and 11.8% of our revenues for the year ended December 31, 2015, respectively. Accordingly, if sales to either of these customers were to significantly decline or cease entirely, our business, results of operations and financial condition may be significantly harmed.

We are also seeking to expand our international sales, particularly in the Far East and elsewhere in Asia, by entering into agreements with large established distributors who service those markets.

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

Employees

As of the date of this Report, the Company employs 39 persons, including its executive officers.

Item 1A.	Risk Factors

Our business faces certain risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think as immaterial, may also impair our business.  If any of the events anticipated by the risks described below or elsewhere in this report occur, our results of operations and financial conditions could be adversely affected.

Risk Factors Relating to Our Business

We have a history of losses and we may experience additional losses in the futures.

The Company has a history of losses, including net losses available to common shareholders of $3,433,769 and $2,570,297 for the years ended December 31, 2016 and 2015, respectively. Our future operating results will depend on many factors, both in and out of our control, including the ability to increase and sustain demand for and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and key employees. Accordingly, there can be no assurance that we can attain consistent profitability.

We rely on third party co-packers to manufacture our products. If we are unable to maintain good relationships with our co-packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

We do not directly manufacture our products, but instead outsource such manufacturing to established third party co-packers. These third-party co-packers may not be able to fulfill our demand as it arises, could begin to charge rates that make using their services cost inefficient or may simply not be able to or willing to provide their services to us on a timely basis or at all. In the event of any disruption or delay, whether caused by a rift in our relationship or the inability of our co-packers to manufacture our products as required, we would need to secure the services of alternative co-packers.  We may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period and any such transition could be costly.  In such case, our business, financial condition and results of operations would be adversely affected.

We rely on distributors to distribute our products in the DSD sales channel and in international markets. If we are unable to secure such distributors and/or we are unable to maintain good relationships with our existing distributors, our business could suffer.

We distribute Celsius® in the DSD sales channel by entering into agreements with direct-to-store delivery distributors having established sales, marketing and distribution organizations. We similarly are seeking to expand our international distribution, particularly in the Far East and elsewhere in Asia by entering into agreements with large established distributors who service those markets. Many of our distributors are affiliated with and manufacture and/or distribute other beverage products. In many cases, such products compete directly with our products. The marketing efforts of our distributors are important for our success. If Celsius® proves to be less attractive to our distributors and/or if we fail to attract distributors, and/or our distributors do not market and promote our products with greater focus in preference to the products of our competitors, our business, financial condition and results of operations could be adversely affected.

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

Two of our customers account for a significant portion of our revenues. If sales to either of those customers were to significantly decline or cease, our business could be significantly harmed.

Sales of our products to two customers, a foreign distributor of our products and a domestic retailer of vitamins and health products, accounted for 37% and 8% of our revenues for the year ended December 31, 2016, respectively and 50% and 12% of our revenues for the year ended December 31, 2015, respectively. Accordingly, if sales to either of these customers were to significantly decline or cease entirely, our business, results of operations and financial condition may be significantly harmed.

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

We believe that our competitors, many of whom are more established and have greater financial and personnel resources than we do, may be able to replicate or reverse engineer our processes, brands, flavors, or our products in a manner that could circumvent our protective safeguards. Therefore, we cannot give you any assurance that our confidential business information will remain proprietary. Any such loss of confidentiality could diminish or eliminate any competitive advantage provided by our proprietary information.

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

Our business is centered on Celsius®. The risks associated with focusing on a limited product line are substantial. I Even though we recently announced our first product line extension, if consumers do not accept our products or if there is a general decline in market demand for, or any significant decrease in, the consumption of functional beverages, we are not financially or operationally capable of introducing alternative products within a short time frame. As a result, such lack of acceptance or market demand decline could cause us to cease operations.

We are dependent on our key executives and employees and the loss of any of their services could materially adversely affect us which may have a material adverse effect on our Company.

Our future success will depend substantially upon the abilities of, and personal relationships developed by our key executives and employees. The sudden loss of the services of any key executive or employee could materially adversely affect our business and our prospects for the future. We do not have key person insurance on the lives of such individuals.

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

The production, marketing and sale of our beverage products are subject to the rules and regulations of various federal, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our business, financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have an adverse effect on our business, financial condition and results of operations.

Risk Factors Relating to our Status as a Fully Reporting Public Company

We recently became subject to the periodic reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We recently became subject to the periodic reporting requirements of the Exchange Act and as a result, we are now required to file periodic reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We will be required to include a report of management on the effectiveness of our internal control over financial reporting in certain of our periodic filings. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to timely remediate. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

The Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”) has reduced the information that the Company is required to disclose.

Under the Jobs Act, the information that the Company is required to disclose has been reduced in a number of ways.

As a company that had gross revenues of less than $1 billion during the Company’s last fiscal year, the Company is an “emerging growth company,” as defined in the Jobs Act (an “EGC”). The Company will retain that status until the earliest of (a) the last day of the fiscal year which the Company has total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the Jobs Act) or more; (b) the last day of the fiscal year of following the fifth anniversary of the date of the first sale of the common stock pursuant to an effective registration statement under the Securities Act of 1933 (the “Securities Act”); (c) the date on which the Company has, during the previous three year period, issued more than $1,000,000,000 in non-convertible debt; or (d) the date on which the Company is deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor thereto. As an EGC, the Company is relieved from the following:

•           The Company is excluded from Section 404(b) of Sarbanes-Oxley Act (“Sarbanes-Oxley”), which otherwise would have required the Company’s auditors to attest to and report on the Company’s internal control over financial reporting. The Jobs Act also amended Section 103(a)(3) of Sarbanes-Oxley to provide that (i) any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or changes to the auditor’s report to include auditor discussion and analysis (each of which is currently under consideration by the PCAOB) shall not apply to an audit of an EGC; and (ii) any other future rules adopted by the PCAOB will not apply to the Company’s audits unless the SEC determines otherwise.

•           The Jobs Act amended Section 7(a) of the Securities Act to provide that the Company need not present more than two years of audited financial statements in an initial public offering registration statement and in any other registration statement, need not present selected financial data pursuant to Item 301 of Regulation S-K for any period prior to the earliest audited period presented in connection with such initial public offering. In addition, the Company is not required to comply with any new or revised financial accounting standard until such date as a private company (i.e., a company that is not an “issuer” as defined by Section 2(a) of Sarbanes-Oxley) is required to comply with such new or revised accounting standard. Corresponding changes have been made to the Exchange Act, which relates to periodic reporting requirements, which would be applicable if the Company were required to comply with them.

•           As long as the Company is an EGC, the Company may comply with Item 402 of Regulation S-K, which requires extensive quantitative and qualitative disclosure regarding executive compensation, by disclosing the more limited information required of a “smaller reporting company.”

•           The Jobs Act also exempts the Company from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: (i) the advisory vote on executive compensation required by Section 14A(a) of the Exchange Act; (ii) the requirements of Section 14A(b) of the Exchange Act relating to shareholder advisory votes on “golden parachute” compensation; (iii) the requirements of Section 14(i) of the Exchange Act as to disclosure relating to the relationship between executive compensation and our financial performance; and (iv) the requirement of Section 953(b)(1)of the Dodd-Frank Act, which requires disclosure as to the relationship between the compensation of the Company’s chief executive officer and median employee pay.

In addition to the foregoing, Section 107 of the Jobs Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not EGCs. Section 107 of the Jobs Act provides that our decision to “opt out” of the extended transition period for complying with new or revised accounting standards is irrevocable.

Risk Factors Related to our Common Stock

We cannot guarantee the continued existence of an active established public trading market for our common stock.

Our common stock currently is listed for trading on the OTCQX tier of the over-the-counter market operated by OTC Markets Group, Inc. Trading in stock quoted on the OTCQX is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Accordingly, OTCQX may provide less liquidity for holders of our common stock than a national securities exchange such as the Nasdaq Stock Market. Although we have applied to list our common stock for trading on the Nasdaq Stock Market, we have not as yet been approved for listing, there is no assurance that we can successfully do so or that in any event, we can maintain an active established trading market for our common stock.

Market prices for our common stock may also be influenced by a number of other factors, including:

•	the issuance of new equity securities pursuant to a public or private offering;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of Celsius and the functional beverage industry generally; and

•	general economic and other national conditions.

Our common stock is currently deemed to be a “penny stock” and is restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our common stock.

Our common stock is currently classified as a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our common stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to a promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our board of directors has the authority, without shareholder approval, to issue preferred stock with terms that may not be beneficial to common shareholders and with the ability to affect adversely shareholder voting power and perpetuate their control over us.

Our Articles of Incorporation allows our board of directors to issue shares of preferred stock without any vote or further action by our shareholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our principal shareholders to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our principal shareholders own common stock and/or preferred stock which holds a majority of the voting power of our issued and outstanding capital. Accordingly, they will be able to effectively control the election of directors, as well as all other matters requiring shareholder approval. The interests of our principal shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other directors and other business decisions. The minority shareholders have no way of overriding decisions made by our principal shareholders. This level of control may also have an adverse impact on the market value of our shares because our principal shareholders may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

The “market overhang” from our outstanding options, warrants and convertible securities could adversely impact the market price of our common stock.

As of the date of this Report, we have 13,638,895 shares of common stock issuable upon exercise of outstanding options and warrants and conversion of outstanding convertible securities. Such “market overhang” could adversely impact the market price of our common stock as a result of the dilution which would result if such securities were exercised for or converted into shares of common stock.

Item 1B.	Unresolved Staff Comments.

Not applicable to the Company because we are a “smaller reporting company.”

Item 2.	Properties.

At present, we do not own any real property.  We currently lease our principal executive offices located at 2424 N Federal Highway, Boca Raton, Florida 33431. Our premises are leased for a monthly cost of $8,809. The current lease expires on October 2020. The Company has no warehouses or other facilities as we store our product at third party contract warehouse facilities.

Item 3.	Legal Proceedings.

On February 22, 2017, we were served with a summons and complaint with respect to a breach of contract action filed in Superior Court of the State of California, Los Angeles County, by Statewide Beverage Company, Inc. (“Statewide”), a former distributor of the Company’s products, whose distribution agreement, the Company had terminated effective November 2016 for “cause” (non-payment of invoices within the applicable grace period provided in the distribution agreement). The complaint alleges that the distribution agreement was terminated without “cause” and seeks unspecified damages consisting of termination payments and fees which would be due upon a termination without “cause,” but not on a termination for “cause” as well as certain invasion fees allegedly due under the terms of the distribution agreement. The Company believes that it validly terminated the agreement for “cause” and will vigorously defend against the action.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market Price of and Dividends on the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since January 11, 2016, our common stock has been on the OTCQX tier of the over-the-counter market maintained by OTC Markets Group, Inc., under the trading ticker “CELH.” Prior thereto, our common stock was quoted on the OTCPink tier of the over-the counter market maintained by OTC Markets Group, Inc. The trading price of our common stock has been volatile at times. Further, the stock market has from time to time experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These kinds of broad market fluctuations may adversely affect the market price of our common stock. For additional information, see “Item 1A. Risk Factors” above.

The following table sets forth the quarterly high and low sale prices of our common stock for the two most recent fiscal years, as reported by the OTC Markets Group, Inc.:

	High Sale	Low Sale
Fiscal Quarters	Price ($)	Price ($)

2016

Fourth Quarter	2.94	1.83
Third Quarter	2.40	1.83
Second Quarter	2.64	2.06
First Quarter	2.40	1.56

2015

Fourth Quarter	2.48	1.49
Third Quarter	2.83	1.71
Second Quarter	3.55	1.25
First Quarter	1.25	0.44

Holders

As of March 30, 2017, there were 66 holders of record of our common stock and in excess of 5,000 beneficial owners of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock.  We anticipate that in the future we will retain any earnings for operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,626,335 shares	(1)	$1.04	173,633	(1)

Equity Compensation plans not approved by security holders	0 shares		n/a	0 shares

Total	5,626,335shares	(1)	1.04	173,633	(1)

(1)	Represents shares of common stock reserved for issuance under our Amended 2006 Incentive Stock Plan and our 2015 Incentive Stock Plan.

Recent Sales of Unregistered Securities

Not Applicable.

Item 6.	Selected Financial Data

Not applicable to the Company because we are a “smaller reporting company.”

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the audited financial statements and the corresponding notes, the unaudited financial statements and the corresponding notes included elsewhere in this information statement.  This Item 7 contains forward-looking statements.  The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.  Please refer to "Item 1A. Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Results of Operations

Year ended December 31, 2016 compared to year ended December 31, 2015

Revenue

For the year ended December 31, 2016, revenue was approximately $22.8 million, an increase of $5.6 million or 33% from $17.2 million in revenue for year ending December 31, 2015. This revenue growth was mainly associated with blended growth rates of 4% in international revenues and 59% in domestic sales. The domestic sales growth of 59% from 2015 to 2016 was mainly associated from blended growth rates of 70% from retail accounts, 51% from health and fitness accounts and 26% from Internet retailer accounts. The overall increase in revenue from 2015 to 2016 was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the years ended December 31, 2016 and 2015:

	Year Ending December 31,
Revenue Source	2016	2015	Change (%)

Total Revenue	$22,760,983	$17,217,944	32%

International Revenue	$8,808,481	$8,442,971	4%

Domestic Revenue	$13,952,502	$8,774,973	59%

Retail accounts	$9,369,734	$5,517,466	70%

Health and Fitness accounts	$2,891,251	$1,912,459	51%

Internet Retailer accounts	$1,691,517	$1,345,048	26%

Gross profit

For the year ended December 31, 2016, gross profit increased by approximately $2.7 million or 39% to $9.7 million compared to $7.0 million for 2015. Gross profit margins improved 1.9% to 42.8% in the year ended December 31, 2016 from 40.9% in 2015. The increases in gross profit and the improvement in gross profit margins from 2015 to 2016 are primarily attributable to the increases in revenue and a reduction in the cost of raw materials.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2016, were approximately $8.7 million, an increase of $3.0 million, or 53% from $5.7 million in 2015. The increase is due primarily to increases in investments in marketing programs of $1.2 million, increases in human resource investments of $1.5 million and increases in related sales expenses totaling $360,000.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2016 were approximately $3.9 million, an increase of $730,000, or 23%, from $3.2 million for the year ended December 31, 2015. The increase was primarily due to increases in professional fees of $430,000 relating in part to the Company’s status as a fully reporting company under the Exchange Act, office related costs of $110,000, investor relations costs of $130,000, human resources costs of $120,000, increased travel costs of $130,000, bad debt expense of $70,000, research and development costs of $20,000 and other general administration expenses, offset by savings in stock based compensation expenses of $250,000 and depreciation and amortization of $ 20,000.

Other expense

Total other expense decreased by approximately $100,000 for year ended December 31, 2016 to $223,000 from $322,000 for the same period in 2015, as a result of $93,000 in savings in interest expense and a gain from the sale of equipment $6,000.

Net Loss

As a result of all the above, for the year ended December 31, 2016, Celsius had a net loss of $3.1 million and after giving effect to preferred stock dividends of $366,000, a net loss of $3.4 million or $0.09 per share based on a weighted average of 38,568,088 shares outstanding. In comparison, for the year ended December 31, 2015 we had a net loss of $2,149,804, and after giving effect to preferred stock dividends of $420,493, a net loss of $2,570,297 or $0.08 per share based on a weighted average of 33,175,826 shares outstanding.

Liquidity and Capital Resources

As of December 31, 2016 and 2015, we had cash of approximately $11.7 million and $10.1 million, respectively and working capital of approximately $15.4 million and $13.2 million, respectively. Cash used in operations during the years ended December 31, 2016 and 2015, totaled approximately $2.4 million and $755,000, respectively, reflecting capital investments in sales and marketing programs and human resources initiatives.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facility with CD Financial, LLC (“CD Financial”), an affiliate of Carl DeSantis, a principal shareholder of the Company.

We originally entered into a loan and security agreement with CD Financial in July 2010, which provided us with a line of credit to fund operations. As amended in connection with a private investment transaction consummated in April 2015, the loan and security agreement provides Celsius with a revolving line of credit pursuant to which Celsius can borrow up to an aggregate maximum of $4.5 million from time to time until maturity in January 2020. The credit facility requires quarterly cash payments of interest only at the rate of five percent (5%) per annum until maturity and is secured by a pledge of substantially all the Company’s assets. As of December 31, 2016, the principal amount outstanding under the credit facility with CD Financial was $4.5 million.

Between December 30, 2016 and March 14, 2017, the Company raised an aggregate of $15.0 million in capital through the sale of an aggregate of 4,833,329 shares of our common stock at a purchase price of $3.00 per share in a private offering to 13 accredited investors. Investors in the private placement included:

•                     CD Financial (533,333 Shares);

•                     Charmnew Limited (800,000 Shares), an existing shareholder of record affiliated with Li Ka Shing, one of our principal shareholders;

•                     Grieg International Limited (533,333 Shares), an existing shareholder of record affiliated with Chau Hoi Shuen Solina, one of our principal shareholders; and

•                     Nu Horizons Investment Group, LLC (433,333 Shares), an existing shareholder of record affiliated with Tim Leissner, a director and one of our principal shareholders; and Russell Simmons, one of our principal shareholders.

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

Off Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data listed in “Item 15 Financials Statements and Exhibits” are attached to this Report.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, our disclosure controls and procedures were effective.

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

Management’s report on internal control over financial reporting

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2016t that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth the name of each of our directors and executive officers and their positions with Celsius. The address for each of such individuals is c/o Celsius, 2424 N Federal Highway, Boca Raton, Florida 33431.

Name	Age	Position with the Company

John Fieldly	37	Interim President and Chief Executive Officer; Chief Financial Officer

Nicholas Castaldo	65	Director

Hal Kravitz	59	Director

Kevin Harrington	60	Director

Chris Lai	29	Director

Tim Leissner	47	Director

Thomas E. Lynch	69	Director

William H. Milmoe	68	Director

John Fieldly joined Celsius in January 2012 as its Chief Financial Officer and has served in that position since that time. Mr. Fieldly joined the Company from Oragenics, Inc., where he served as corporate controller from April 2010 until January 2012. Effective March 1, 2017, Mr. Fieldly was appointed to serve as Interim President and Chief Executive Officer upon the retirement of Gerry David from those positions, pending the board of directors identifying and retaining a permanent replacement for Mr. David

Nicholas Castaldo became a director of Celsius in March 2013. Since September 2004 he has served as Senior Vice President and Chief Marketing Officer of Anthony’s Coal Fired Pizza, Inc., a Florida based chain of casual dining restaurants.

Kevin Harrington joined Celsius’ board of directors in March 2013. He has almost forty (40) years experience in product introduction and direct marketing, being one of the first to market products through infomercials. Since 2005, he has been Chief Executive Officer of Harrington Business Development, Inc., a privately-held consulting firm. A serial entrepreneur, Mr. Harrington appeared as one of the original panelists on the ABC television program, “Shark Tank.” He currently also serves as Chairman of the Board of As Seen On TV, Inc., a public company which focuses on marketing products through infomercials and other direct marketing.

Hal Kravitz became a director of Celsius in April 2016. Since November 2014, Mr. Kravitz has served as Chief Executive Officer of AQUAhydrate, Inc., a company engaged in the manufacture, distribution and marketing of bottled water. He also served as a consultant to AQUAhydrate from August to November 2014 and in 2013, Mr. Kravitz helped form InterContinental Beverage Capital, a New York-based merchant bank focused on investments in the beverage industry. For over thirty (30) years prior thereto, Mr. Kravitz served as an executive officer and in other management positions in various units of the Coca-Cola system

Chris Lai joined our board of directors in April 2015. Since September 2012, he has served as a Project Manager for Horizon Ventures, Limited (“Horizon Ventures”), a Hong Kong based private investment fund. From April 2011 to September 2012, Mr. Lai was an analyst with Mooreland Partners, LLC, another private investment concern. Mr. Lai joined the board as one of two designees of an investor group led by Horizon Ventures, pursuant to an Investors’ Rights Agreement entered into in April 2015.

Tim Leissner joined Celsius’ board of directors in April 2016 as the second designee of the investor groups pursuant to the Investors’ Rights agreement. From December 2002 to February 2016, Mr. Leissner was a partner at Goldman Sachs, Inc. Since that time, he has been acting a private investor and business consultant. Mr. Leissner serves as a member of the board of directors of All Def Digital, Inc. (“All Def Digital”).

Thomas E. Lynch became a director of the Company in November, 2009. For over forty (40) years, Mr. Lynch has served as President of the Plastridge Agency, Inc., a five-office insurance agency based in Delray Beach, Florida, which traces its origins to 1919. He also serves as a director of First United Bancorp, Inc.

William H. Milmoe has served as a director of Celsius since August. 2008. Since June 2000, Mr. Milmoe has served as President of CDS International Holdings, Inc., a privately-held holding company based in Boca Raton, Florida, which oversees the business investments and holdings of Carl De Santis, one of our principal shareholders.

Terms of Directors and Executive Officers

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders and until their successors are appointed and qualified, or until their removal, resignation, or death.  Pursuant to the Investors’ Rights Agreement, the number of directors is set at seven (7) and the Investors have the right to appoint two (2) designees to the board of directors. Officers of the Company serve at the pleasure of the board of directors.

Family Relationships

There are no familial relationships among our officers and directors.

Board Committees and Independence

Our board of directors has established three standing committees, an audit committee, a compensation committee and a nominating and corporate governance committee. The audit committee currently consists of Messrs. Lynch, Kravitz and Milmoe, the compensation committee currently consists of Messrs. Lai, Castaldo and Harrington and the nominating and corporate governance committee currently consists of Messrs. Milmoe, Leissner and Lai. Our board of directors has determined that each of our directors is “independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market.

In addition, we believe each of Messrs. Lynch, Kravitz, and Milmoe qualifies an “audit committee financial expert” as the term is defined by the applicable rules and regulations of the SEC and the Nasdaq Stock Market listing standards, based on their respective business professional experience in the financial and accounting fields. At the time of the listing of our common stock for trading on the Nasdaq Stock Market, we will be required to certify to the Nasdaq Stock Market, that our audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Audit Committee

The audit committee assists our board of directors in its oversight of the company’s accounting and financial reporting processes and the audits of the company’s financial statements, including (i) the quality and integrity of the company’s financial statements, (ii) the company’s compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence and (iv) the performance of our company’s internal audit functions and independent auditors, as well as other matters which may come before it as directed by the board of directors. Further, the audit committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

`	•	be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for our company;

•	discuss the annual audited financial statements and the quarterly unaudited financial statements with management and the independent auditor prior to their filing with the SEC in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

•	review with the company’s financial management on a period basis (a) issues regarding accounting principles and financial statement presentations, including any significant changes in our company’s selection or application of accounting principles, and (b) the effect of any regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of our company;

•	monitor our Company’s policies for compliance with federal, state, local and foreign laws and regulations and our company’s policies on corporate conduct;

•	maintain open, continuing and direct communication between the board of directors, the audit committee and our independent auditors; and

•	monitor our compliance with legal and regulatory requirements and shall have the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act, as may be warranted.

Mr. Lynch is the chairman of our audit committee.

Compensation Committee

The compensation committee aids our board of directors in meeting its responsibilities relating to the compensation of our company’s executive officers and to administer all incentive compensation plans and equity-based plans of the company, including the plans under which company securities may be acquired by directors, executive officers, employees and consultants. Further, the compensation committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

•	review periodically our company’s philosophy regarding executive compensation to (i) ensure the attraction and retention of corporate officers; (ii) ensure the motivation of corporate officers to achieve our company’s business objectives, and (iii) align the interests of key management with the long-term interests of our company’s shareholders;

•	review and approve corporate goals and objectives relating to Chief Executive Officer compensation and other executive officers of Celsius;

•	make recommendations to the board of directors regarding compensation for non-employee directors, and review periodically non-employee director compensation in relation to other comparable companies and in light of such factors as the compensation committee may deem appropriate; and

•	review periodically reports from management regarding funding our company’s pension, retirement, long-term disability and other management welfare and benefit plans.

Mr. Lai is the chairman of our compensation committee.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee recommends to the board of directors individuals qualified to serve as directors and on committees of the board of directors to advise the board of directors with respect to the board of directors composition, procedures and committees to develop and recommend to the board of directors a set of corporate governance principles applicable to the Company; and to oversee the evaluation of the board of directors and Celsius’ management.

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

Messrs. Milmoe and Leissner are the co-chairman of our nominating and corporate governance committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, based on our review of such reports, during the year ended December 31, 2016 the Reporting Persons complied with all applicable Section 16(a) reporting requirements, except that Thomas E. Lynch’s Form 3 was not filed until March 22, 2017, due to an administrative oversight.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from our Secretary at our executive offices in Boca Raton, Florida. A copy of our code of ethics is available on our website at www.celsius.com.

Board of Directors Role in Risk Oversight

Members of the board of directors have periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes. The Company believes that the board’s role in risk oversight does not materially affect the leadership structure of the Company.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid to our Chief Executive Officer and Chief Financial Officer, who are our two executive officers, during the years ended December 31, 2016 and 2015.

				Stock
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards (#)		Other ($)		Total ($)

Gerry David, CEO(1)	2016	237,780	52,789	100,000	(3)	10,200	(4)	300,769
	2015	230,850	52,500	90,000	(2)	10,200	(4)	293,550

John Fieldly, CFO	2016	174,370	42,371	100,000	(3)			216,741
	2015	169,290	41,500	90,000	(2)	3,150	(4)	213,940

(1)          Mr. David retired as an executive officer of the Company effective March 1, 2017, whereupon Mr. Fieldly assumed Mr. David’s positions on an interim basis.

(2)          Represents stock options granted under our Amended 2006 Incentive Stock Plan to purchase 90,000 shares of common stock at an exercise price of $1.05 per share. The options vest in three annual installments commencing one year from the date of grant, subject to continued employment and expire ten (10) years from the date of grant. In connection with Mr. David’s retirement in March 2017, vesting of his stock options was accelerated.

(3)          Represents stock options granted under our 2015 Incentive Stock Plan to purchase 100,000 shares of common stock at an exercise price of $1.97 per share. The options vest in three annual installments commencing one year from the date of grant, subject to continued employment and expire ten (10) years from the date of grant. In connection with Mr. David’s retirement in March 2017, vesting of his stock options was accelerated.

(4)          Represents housing allowances.

In addition, executive officers are entitled to participate in benefit plans maintained for employees of the Company generally.

Employment and Consulting Agreements

During 2016, we employed Gerry David and John Fieldly, our Chief Executive Officer and Chief Financial Officer, respectively pursuant to one-year employment agreements which expired on December 31, 2016. The employment agreements provided for base annual salaries of $237,780 and $174,370 for Messrs. David and Fieldly, respectively, eligibility for performance-based incentive bonuses pursuant to such criteria as may be established by our compensation committee, the grant of options to each executive officer to purchase 100,000 shares of our common stock and certain automobile and housing allowances. The employment agreements also provided for (a) severance payments equal to (i) two months salary in the event of termination upon death of the executive officer; and (ii) six months’ salary and continued benefits for such period in the event of termination other than for “cause” (as defined therein); and (b) a “golden parachute” payment in an amount equal to twice the executive officer’s then base salary in the event of termination without “cause” following a “change in control” (as defined therein). The employment agreements contained customary confidentiality and non-competition provisions.

On January 26, 2017, effective retroactive to January 1, 2017, we entered into a new three-year employment agreement with John Fieldly, our Chief Financial Officer. The employment agreement provides for a base annual salary of $225,000, eligibility for performance-based incentive bonuses, pursuant to such criteria as may be established by our compensation committee and the grant of options to be effective as of January 26, 2017 to Mr. Fieldly under our 2015 Incentive Stock Plan to purchase 100,000 shares of our common stock. the employment agreement also provides for (a) severance payments equal to (i) two months’ salary in the event of termination upon death; and (ii) six months’ salary and continued benefits for such period in the event of termination other than for “cause” (as defined therein); and (b) a “golden parachute” payment in an amount equal to twice the base salary then in effect in the event of termination without “cause” following a “change in control” (as defined therein). The employment agreement contains customary confidentiality and non-competition provisions.

In connection with his appointment to serve in the additional capacities of Interim President and Chief Executive Officer, effective March 1, 2017, the Company entered into an addendum to the employment agreement, increasing Mr. Fieldly’s Base Salary by $15,000 per month during the period he serves in such additional capacities and issuing to him a 100,000 share restricted stock grant under the 2015 Incentive Stock Plan.

In connection with Gerry David’s retirement as our President and Chief Executive Officer, the Company entered into a consulting agreement with Mr. David effective March 1, 2017. The consulting agreement, which was approved by our compensation committee and our board of directors provides for, among other matters, Mr. David to receive (i) a consulting fee of $20,000 per month through December 2017; (ii) a one time bonus for services rendered of $415,000, $300,000 of which Mr. David has agreed to apply to the exercise of options to purchase our common stock previously granted to him; (iii) acceleration of the vesting of certain of those options; (iv) and continuation of certain fringe benefits through the term of the consulting agreement, which expires on December 31, 2017. The consulting agreement also contains mutual release, confidentiality, non-competition, non-solicitation and non-disparagement provisions.

Compensation of Directors Table

The following table summarizes all compensation paid to our directors for the fiscal year ended December 31, 2016.

	Fees
	Earned			Non-Qualified
	or		Non-Equity	Deferred	All
	Paid in	Option	Plan	Compensation	Other
	Cash	Awards	Compensation	Earnings	Compensation	Total
Name	($)	(#) (1)	($)	($)	($)	($)

Nicholas Castaldo	12,000	40,000	—	—	—	12,000

Kevin Harrington	12,000	40,000				12,000

Hal Kravitz	12,000	140,000	—	—	—	9,000

Chris Lai	12,000	140,000	—	—	—	—

Timothy Leissner	12,000	140,000	—	—	—	12,000

Thomas E. Lynch	12,000	40,000	—	—	—	12,000

William H. Milmoe	12,000	40,000	—	—	—	12,000

(1)	Represents options to purchase 40,000 shares of common stock at an exercise price of $1.97 per share granted under our 2015 Incentive Stock Plan. In addition, Hal Kravitz, Chris Lai, and Timothy Leissner received additional options to purchase 100,000 shares of common stock at an exercise price of $2.08 per share granted under our 2015 Incentive Stock Plan.

Narrative Disclosure to the Director Compensation Table

Our non-employee directors will be compensated with options to purchase common stock or awards of common stock as determined by the compensation committee. Non-employee directors are also reimbursed for out-of-pocket costs incurred in connection with attending meetings.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock outstanding to the named executive officers at December 31, 2016.

	Number of securities underlying unexercised		Number of securities underlying	Weighted average
	Options (#)(1)		unexercised unearned options	option exercise price	Option expiration
Name	Exercisable	Unexercisable	(#)(1)	($)(1)	date

Gerry David CEO(2)	730,000	160,000	160,000	0.53	Various

John Fieldly CFO	380,000	160,000	160,000	0.72	Various

(1)	Represents grants of stock options under our Amended 2006 Incentive Stock Plan and 2015 Incentive Stock Plan.

(2)	Mr. David retired as an executive officer of the Company effective March 1, 2017 and in connection therewith, the vesting of certain of those stock options was accelerated.

Amended 2006 Incentive Stock Plan

In January 2007, we adopted our 2006 Incentive Stock Plan, which was amended in July 2009. The Amended 2006 Incentive Stock Plan provided for equity incentives to be granted to our employees, officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Amended 2006 Incentive Stock Plan, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The Amended 2006 Incentive Stock Plan is administered by the compensation committee of the board of directors. Options to purchase 3,776,113 shares of common stock are outstanding under the 2006 Amended 2006 Incentive Stock Plan as of the date of this Report. The Amended 2006 Incentive Stock Plan (but not award thereunder) expired in January 2017.

2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan, adopted in April 2015, provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2015 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2015 Incentive Stock Plan is administered by the compensation committee of the board of directors. 5,799,968 shares of our common stock are currently reserved for issuance pursuant to the exercise of awards under the 2015 Incentive Stock Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the 2015 Incentive Stock Plan is equal to 15% of our then issued and outstanding common stock. Stock option and awards to purchase an aggregate of 1,850,222 shares of our common stock are outstanding under the2015 Incentive Stock Plan as of the date of this Report.

Compensation Committee Interlocks and Insider Participation

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of the date of this Report, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own 5% or more of our common stock and by executive officers and directors as a group.  The address of the each of the executive officers and directors set forth in the table is c/o the Company, 2424 North Federal Highway, Suite 208, Boca Raton, Florida 33431.

	Number of
Names and addresses of	Shares
beneficial owners	of common stock (1)		Percentage of class (%)

John Fieldly	740,000	(1)	1.4

Nicholas Castaldo	280,000	(2)	*

Hal Kravitz	150,000	(2)	*

Kevin Harrington	280,000	(2)	*

Christopher Lai	190,000	(2)	*

Tim Leissner	4,162,659	(3)	7.8

Thomas E. Lynch	277,126	(2)	*

William H. Milmoe	20,970,551	(4)	39.0

all officers and directors as a group (eight (8) persons)	27,050,336	(5)	50.4

Other 5% or greater shareholders:

Carl De Santis	20,692,925	(6)	38.5
3161 Jasmine Drive Delray Beach, Florida 33483

Li Ka Shing	7,710,113	(7)	14.4
7/F Cheung Kong Center 2 Queen’s Road Central Hong Kong

Solina Chau Hoi Shuen House 4 2 Island Road, Hong Kong.	5,376,030	(8)	10.0

Russell Simmons 512 Seventh Avenue, 43rd Floor New York, NY 10018	3,972,659	(3)	7.4

*            Less than 1%

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(1)          Includes shares of our common stock that are issuable upon exercise of stock options or conversion of preferred stock as of the date of this registration statement or within sixty (60) days thereafter.

(2)          Represents shares of common stock issuable upon the exercise of stock options.

(3)          Represents shares of common stock held by Nu Horizons Investment Group, LLC over which Messrs. Leissner and Simmons share voting and dispositive power.

(4)          Represents (a) 47,626 shares of common stock held of record by Mr. Milmoe; (b) 230,000 shares of common stock issuable upon exercise of stock options; (c) 8,554,289 shares of common stock held of record by CDS Ventures, LLC (“CDS Ventures”); (d) 5,157,692 shares of common stock issuable upon conversion of Preferred C Shares held of record by CDS Ventures; (e) 1,896,488 shares of common stock held of record by CD Financial,; and (f) 4,651,163 shares of common stock issuable upon conversion of Preferred D Shares held of record by CD Financial. Mr. Milmoe and Carl DeSantis share voting power with respect to shares of common stock beneficially owned by CDS Ventures and CD Financial. Mr. Milmoe does not have dispositive power with respect to such shares.

(5)          Includes (a) the shares of common stock issuable upon the exercise of stock options held and the conversion of preferred stock beneficially owned by Mr. Milmoe as set forth in footnote (4) above; (b) 2,290,000 shares of common stock issuable upon the exercise of stock options held by the Company’s other officers and directors; and (c) 3,972,659 shares of common stock beneficially owned by Mr. Leissner as set forth in footnote (3) above.

(6)          Represents (a) 8,554,289 shares of common stock held of record by CDS Ventures; (b) 5,157,692 shares of common stock issuable upon conversion of Preferred C Shares held of record by CDS Ventures; (c) 1,896,488 shares of common stock held of record by CD Financial; and (d) 4,651,163 shares of common stock issuable upon conversion of Preferred D Shares held of record by CD Financial. Voting power of shares of common stock beneficially owned by CDS Ventures and CD Financial is shared by Mr. DeSantis and William H. Milmoe. Mr. De Santis has sole dispositive power with respect to such shares

(7)          Represents shares of common stock held of record by Charmnew Limited, over which shares Mr. Li has voting and dispositive power.

(8)          Represents shares of common stock held of record by Grieg International Limited and Oscar Time Limited, over which shares Ms. Chau has voting and dispositive power

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,626,335 shares	(1)	$1.04	173,633	(1)

Equity Compensation plans not approved by security holders	0 shares		n/a	0 shares

Total	5,626,335shares	(1)	1.04	173,633	(1)

(1)	Represents shares of common stock reserved for issuance under our Amended 2006 Incentive Stock Plan and our 2015 Incentive Stock Plan.

Item 13.	Certain Relationships and Related Transactions.

Lease of Executive Offices

The Company’s executive offices located at 2424 N Federal Highway, Boca Raton, Florida 33431 are leased from a company affiliated with CD Financial. The lease expires in October 2020 and provides for monthly rent of $8,809. We believe that the monthly rent is commensurate with other properties available in the market.

Marketing and Advisory Services Agreement with All Def Digital

In April 2015, the Company entered into a strategic marketing and advisory services agreement (the “Advisory Services Agreement”) with All Def Digital. Tim Leissner, a director of the Company is also a director of All Def Digital. The Company has paid All Def Digital $152,438 and $237,959 for services rendered pursuant to the Advisory Services Agreement during the years ended December 31, 2015 and 2016, respectively.

Loan and Security Agreement with CD Financial

We originally entered into a loan and security agreement with CD Financial in July 2010, which provided us with a line of credit to fund operations. As amended in connection with a private investment transaction consummated in April 2015, the loan and security agreement provides Celsius with a revolving line of credit pursuant to which Celsius can borrow up to an aggregate maximum of $4.5 million from time to time until maturity in January 2020. The credit facility requires quarterly cash payments of interest only at the rate of five percent (5%) per annum until maturity and is secured by a pledge of substantially all the Company’s assets. As of December 31, 2016, the principal amount outstanding under the credit facility with CD Financial was $4.5 million.

Private Offering

Between December 30, 2016 and March 14, 2017, the Company raised an aggregate of $15.0 million in capital through the sale of an aggregate of 4,833,329 shares of our common stock at a purchase price of $3.00 per share in a private offering to 13 accredited investors. Investors in the private placement included:

•                     CD Financial (533,333 Shares);

•                     Charmnew Limited (800,000 Shares), an existing shareholder of record affiliated with Li Ka Shing, one of our principal shareholders;

•                     Grieg International Limited (533,333 Shares), an existing shareholder of record affiliated with Chau Hoi Shuen Solina, one of our principal shareholders; and

•                     Nu Horizons Investment Group, LLC (433,333 Shares), an existing shareholder of record affiliated with Tim Leissner, a director and one of our principal shareholders; and Russell Simmons, one of our principal shareholders.

Approval of Related Party Transactions

All related party transactions are subject to the review, approval or ratification of our board of directors or an appropriate committee thereof.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the fees billed to us by D’Arelli Pruzansky, P.A. for professional services rendered for the years ended December 31, 2016 and 2015, respectively.

	Year ended December 31,

	2016	2015

Audit fees	$88,075	$62,100
Tax fees	$3,000	$9,591
All other fees	$3,000	$4,000

Audit fees consist of billings for the audit of the Company’s consolidated financial statements included in the Company’s Registration Statement on Form 10, our Annual Reports on Form 10-K and reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related fees include billing related to the Company’s Registration Statement on Form 10, which was filed in July 2016.

The Company has an audit committee consisting of “independent” directors. It is the Company’s policy to have its Chief Executive Officer and Chief Financial Officer preapprove all audit and permissible non-audit services provided by the independent public accountants, subject to approval by the audit committee. These services may include audit, audit-related, tax and other services. Pre-approval is generally for up to one year, is detailed as to the particular service or category of services, and is generally subject to a specific budget. Unless there are significant variations from the pre-approved services and fees, the independent public accountants and management generally are not required to formally report to the audit committee regarding actual services and related fees.

Item 15.	Financial Statements and Exhibits

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The following consolidated financial statements and the report of our independent registered public accounting firm, are filed as “Item 8. Financial Statements and Supplementary Data” of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended*

3.2	Bylaws, as amended*

10.1	Loan and Security Agreement with CD Financial, LLC, as amended*

10.2	Investors’ Rights Agreement dated April 20, 2015*

10.3	Amended 2006 Incentive Stock Plan*+

10.4	2015 Incentive Stock Plan*+

10.5	Code of Ethics*

10.6	Audit Committee Charter*

10.7	Compensation Committee Charter*

10.8	Nominating and Corporate Governance Committee Charter*

10.9	Employment Agreement effective January 1, 2016 with Gerry David*+

10.10	Employment Agreement effective January 1, 2016 with John Fieldly*+

10.11	Common Stock Purchase Agreement dated April 20, 2015*

10.13	Consulting Agreement effective March 1, 2017 between the Company and Gerry David+**

10.14	Employment Agreement effective January 1, 2017 between the Company and John Fieldly+**

10.15	Addendum to Employment Agreement effective March 1, 2017 between the Company and John Fieldly+**

21.1	Subsidiaries of Registrant*

23.1	Consent of Independent Registered Public Accounting Firm***

31.1	Section 302 Certification by Chief Executive Officer and Chief Financial Officer ***

32.1	Section 906 Certification by Chief Executive Officer***

+Management compensation plan or arrangement.

*Previously filed of the same number to the Company’s Registration Statement on Form 10 and incorporated herein by reference.

**Previously filed as an Exhibit of the same number to the Company’s Current Report on Form 8-K and incorporated herein by reference.

***Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2017	CELSIUS HOLDINGS, INC.

	By:	/s/ John Fieldly
John Fieldly, Interim President and Chief Executive Officer; Chief Financial Officer
(Principal Executive Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ John Fieldly	Interim President and Chief Executive Officer;	March 30, 2017
John Fieldly	Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

/s/ Nicholas Castaldo	Director	March 30, 2017
Nicholas Castaldo

/s/ Kevin Harrington	Director	March 30, 2017
Kevin Harrington

/s/ Hal Kravitz	Director	March 30, 2017
Hal Kravitz

/s/ Chris Lai	Director	March 30, 2017
Chris Lai

/s/ Timothy Leissner	Director	March 30, 2017
Timothy Leissner

/s/ Thomas E. Lynch	Director	March 30, 2017
Thomas E. Lynch

/s/ William H. Milmoe	Director	March 30, 2017
William H. Milmoe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Celsius Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Celsius Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celsius Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ D’Arelli Pruzansky, PA

Certified Public Accountants

Boca Raton, Florida
March 30, 2017

Celsius Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash	$11,747,138	$10,128,320
Accounts receivable, net	2,787,732	2,127,060
Inventories, net	2,211,370	2,322,904
Prepaid expenses and other current assets	937,349	666,267
Total current assets	17,683,589	15,244,551

Property and equipment, net	33,533	21,319
Total Assets	$17,717,122	$15,265,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,754,207	$1,805,931
Accrued preferred dividend	353,666	190,847
Deferred revenue and other current liabilities	214,612	25,057
Total current liabilities	2,322,485	2,021,835

Long-term liabilities:
Line of credit note payable-related party	4,500,000	4,500,000
Total Liabilities	6,822,485	6,521,835

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 2,500,000 shares authorized, 6,380 and 6,380 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	6	6
Common stock, $0.001 par value; 75,000,000 shares authorized, 39,999,784 and 38,380,380 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	40,000	38,380
Additional paid-in capital	64,208,963	58,626,212
Accumulated deficit	(53,354,332)	(49,920,563)
Total Stockholders’ Equity	10,894,637	8,744,035
Total Liabilities and Stockholders’ Equity	$17,717,122	$15,265,870

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Operations

	For the year
	ended December 31,
	2016	2015
Revenue	$22,760,987	$17,217,944
Cost of revenue	13,031,153	10,177,986
Gross profit	9,729,834	7,039,958

Selling and marketing expenses	8,675,763	5,701,845
General and administrative expenses	3,899,031	3,165,573
Total operating expense	12,574,794	8,867,418

Loss from operations	(2,844,960)	(1,827,460)

Other Income (Expense):
Interest expense	(228,750)	(322,344)
Gain from the sales of equipment	6,095	-
Total Other Income (Expense)	(222,655)	(322,344)

Net Loss	(3,067,615)	(2,149,804)
Preferred stock dividend - beneficial conversion feature	-	(139,535)
Preferred stock dividend – other	(366,154)	(280,958)
Net Loss available to common stockholders	$(3,433,769)	$(2,570,297)

Weighted average shares outstanding	38,568,088	33,175,826
Loss per share, basic and diluted	$(0.09)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2016 and 2015

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	2,200	$2	20,459,032	$20,459	$40,165,955	$(47,350,266)	$(7,163,850)

Issuance of preferred stock in exchange of note	4,000	4			3,999,996		4,000,000
Issuance of preferred stock in exchange of accrued dividend	180	0.18			180,000		180,000
Issuance of common stock upon conversion of convertible note			5,000,000	5,000	1,495,000		1,500,000
Issuance of common stock pursuant to private placement			12,921,348	12,921	11,375,238		11,388,159
Stock option expense					1,270,488		1,270,488
Preferred stock dividend - beneficial conversion feature					139,535	(139,535)	-
Preferred stock dividend - other						(280,958)	(280,958)
Net loss						(2,149,804)	(2,149,804)
Balance at December 31, 2015	6,380	$6	38,380,380	$38,380	$58,626,212	$(49,920,563)	$8,744,035

Issuance of common stock pursuant to private placement			1,333,333	1,334	3,998,666		4,000,000
Issuance of common stock in exchange of service			250,000	250	559,750		560,000
Issuance of common stock pursuant to exercise of stock options			36,071	36	5,290		5,326
Stock option expense					1,019,045		1,019,045
Preferred stock dividend – other						(366,154)	(366,154)
Net loss						(3,067,615)	(3,067,615)
Balance at December 31, 2016	6,380	$6	39,999,784	$40,000	$64,208,963	$(53,354,332)	$10,894,637

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Cash Flows

	For the year ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net Loss	$(3,067,615)	$(2,149,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,951	33,043
Gain on equipment	(6,095)	-
Stock-based compensation expense	1,579,045	1,270,488
Changes in operating assets and liabilities:
Accounts receivable, net	(660,673)	485,131
Inventory	111,534	(635,969)
Prepaid expenses and other current assets	(271,082)	(313,942)
Accounts payable and accrued expenses	(51,697)	1,168,400
Accrued preferred dividends	(203,335)	(280,958)
Deposits/deferred revenue and other current liabilities	189,555	(331,544)
Net cash used in operating activities	(2,363,412)	(755,155)

Cash flows from investing activities:
Purchase of property and equipment	(30,830)	(10,412)
Proceeds from sale of equipment	7,760	-
Net cash (used in) investing activities	(23,070)	(10,412)

Cash flows from financing activities:
Borrowing under revolving note payable, related-party	-	450,000
Repayment on short term notes payable, related-party	-	(1,200,000)
Net proceeds from sale of common stock	4,000,000	11,388,084
Proceeds from exercise of stock options	5,300	-
Payments on short term notes payable	-	(93,269)
Net cash provided by financing activities	4,005,300	10,544,815

Net increase in cash and cash equivalents	1,618,818	9,779,248

Cash and cash equivalents at beginning of the year	10,128,320	349,072

Cash and cash equivalents at end of the year	$11,747,138	$10,128,320
Supplemental disclosures:
Cash paid during period for:
Interest	$113,750	$401,808
Preferred Dividends	$152,223	-
Taxes	$-	$-
Non-cash investing and financing activities:
Borrowing under short term notes payable for prepaid expense	$-	$93,269
Preferred stock issued in exchange for cancellation of revolving note payable - related party	$-	$4,000,000
Conversion of convertible note to common shares - related party	$-	$1,500,000
Conversion of accrued preferred dividend into preferred shares - related party	$-	$180,000

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

Since 2007, the Company is engaged in the development, marketing, sale and distribution of “functional” calorie-burning fitness beverages under the Celsius® brand name.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Consolidation Policy — The accompanying consolidated financial statements include the accounts of Celsius Holdings, Inc. and its subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Significant Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserves for inventory obsolescence, the useful lives and values of property, fixtures and equipment, valuation of stock based compensation, and deferred tax asset valuation allowance.

Segment Reporting — Although the Company has a number of operating divisions, separate segment data has not been presented, as they meet the criteria for aggregation as permitted by ASC Topic 280, Segment Reporting, (formerly Statement of Financial Accounting Standards (SFAS) No. 131, Disclosed About Segments of an Enterprise and Related Information.)

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the years ended December 31, 2016 and 2015 all material assets and revenues of the Company were in the United States except as disclosed in Note 2.

Concentrations of Risk — Substantially all of the Company’s revenue derives from the sale of Celsius ® beverages.

The Company uses single supplier relationships for its raw materials purchases and filling capacity, which potentially subjects the Company to a concentration of business risk. If these suppliers had operational problems or ceased making product available to the Company, operations could be adversely affected.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At December 31, 2016, the Company had approximately $11.5 million in excess of the Federal Deposit Insurance Corporation limit.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At December 31, 2016 and 2015, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2016	2015
A*	36.8%	48.3%
All other	63.2%	51.7%
Total	100.0%	100.0%

At December 31, 2016 and 2015, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2016	2015
A*	53.8%	50.0%
B	11.5%	11.8%
All other	34.7%	38.2%
Total	100.0%	100.0%

*Revenues and receivables from customer A are derived from a distributor located in Sweden. Revenues from all other customers were mainly derived from the United States.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At December 31, 2016 and December 31, 2015, the Company did not have any investments with maturities of three months or less.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2016 and December 31, 2015, there was an allowance for doubtful accounts of $72,300 and $3,500, respectively.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories — Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company reserves against inventory during the period in which such materials and products are no longer usable or marketable. In 2016 and 2015, the Company recorded a reserve of $201,000 and $329,000, respectively. The changes in reserve are included in cost of revenue. Free Samples are recorded as cost of sales.

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

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $4.3 million and $3.2 million, during year ending December 31, 2016 and 2015, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $90,000 and $71,000 during year ending December 31, 2016 and 2015, respectively.

Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximates fair value due to their relative short-term maturity and market interest rates.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

The Company did not have any assets or liabilities measured at fair value at December 31, 2016 and December 31, 2015.

Income Taxes — The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

The Company’s tax returns for tax years in 2013 through 2016 remain subject to potential examination by the taxing authorities.

Earnings per Share — Basic earnings per share are calculated by dividing net income (loss) available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of convertible debt, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of December 31, 2016, there were options outstanding to purchase 5.6 million shares, which exercise price averaged $1.04, Series C Preferred Stock warrants outstanding to convert to 4.6 million common shares at $0.52 price per share and Series D Preferred Stock warrants outstanding to convert to 4.7 million common shares at $0.86 price per share. There were no other dilutive common shares equivalents, including convertible notes and warrants, as no common share equivalents had an exercise price below the ending closing price of the year. The effects of dilutive instruments have not been presented as the effects would be anti-dilutive.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Payments —Effective January 1, 2006, the Company has fully adopted the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company's common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2016.

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of revenue. Freight expense on goods shipped for year ended December 31, 2016 and 2015 was $1,984,000 and $1,161,000, respectively.

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which supersedes previous revenue recognition guidance. ASU No. 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the contract’s performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was to be effective for reporting periods beginning after December 15, 2016. However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is currently evaluating the impact of ASU No. 2014-09 on its financial position, results of operations and liquidity.

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by requiring the acquirer to (i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, (ii) record, in the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (iii) present separately or disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2015-16 on January 1, 2017 to its consolidated financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (consistent with debt discounts).

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting) (“ASU 2015-15”). ASU 2015-15 allows debt issuance costs related to line-of-credit agreements to be presented in the balance sheet as an asset. ASU 2015-03 and ASU 2015-15 are effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. The Company plans to early adopt ASU 2015-03 and ASU 2015-15 as of December 31, 2016; the adoption is not expected to have a material impact on its consolidated financial position or results of operations.

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position.

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At December 31, 2016, the Company had an accumulated deficit of $53,354,000 which includes a net loss available to common stockholders of $3,434,000 for year ended December 31, 2016. While these factors alone may raise doubt as to the Company’s ability to continue as a going concern, the Company’s sale of an aggregate of $15 million in capital through the sale of an aggregate of 4,833,329 shares of our common stock at a purchase price of $3.00 per share in a private offering to 13 accredited investors between December 30, 2016 and March 14, 2017 is deemed sufficient to alleviate substantial doubt regarding the Company’s ability to continue as a going concern.

3.	INVENTORIES

Inventories consist of the following at:

	December 31,	December 31,
	2016	2015
Finished goods	$2,142,032	$2,309,288
Raw Materials	270,143	342,691
Less: Inventory Reserve	(200,805)	(329,075)
Inventories, net	$2,211,370	$2,322,904

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $937,000 and $666,000, at December 31, 2016 and December 31, 2015, respectively, and consist mainly of prepaid consulting agreement with D3M Licensing Group, advertising, prepaid insurance, prepaid slotting fees, and deposits on purchases.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31,	December 31,
	2016	2015
Furniture and equipment	$291,626	$264,495
Less: accumulated depreciation	(258,093)	(243,176)
Total	$33,533	$21,319

Depreciation expense amounted to $16,951 and $33,043 during year ended December 31, 2016 and 2015, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31,	December 31,
	2016	2015
Accounts payable	$858,131	$1,207,353
Accrued expenses	896,076	598,578
Total	$1,754,207	$1,805,931

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

7.	DEFERRED REVENUE AND OTHER CURRENT LIABILITIES

Deferred revenue and other current liabilities consist of the following at:

	December 31,	December 31,
	2016	2015
Customer deposits	$201,652	$13,063
State bottle bill liability	12,960	11,994
Total	$214,612	$25,057

8.	LINE OF CREDIT NOTE PAYABLE - RELATED PARTY

Line of credit note payable - related party consists of the following as of:

	December 31,	December 31,
	2016	2015
Note Payable – line of credit
In July 2010, the Company entered a line of credit note payable with a related party which carries interest of five percent per annum. The Company can borrow up to $9,500,000. The Company has pledged all its assets as security for the line of credit. The note matures in January 2020, at which time the principal amount is due. During April 2015, the Company issued $4,000,000 of convertible series D preferred series in exchange for cancellation of $4,000,000 of this line, reducing the amount to $4,500,000.
Long-term portion	$4,500,000	$4,500,000

9.	CONVERTIBLE NOTE PAYABLE - RELATED PARTIES

Convertible note payable	December 31,	December 31,
	2016	2015
Convertible note payable, related party	$0	$0

In September 2009, the Company entered a convertible note payable with a related party, a majority shareholder which carries interest at six percent per annum. The outstanding balance is convertible into the Company’s common stock at a conversion price of $0.30 per share. The Company is obligated to file a registration statement upon written notice from the creditor and such registration statement must be effective within 180 days of the date of notice. If after the 180 days the Company has not complied with the agreement it shall pay $65,000 per month in penalty, until the registration statement is effective.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

9.	CONVERTIBLE NOTE PAYABLE - RELATED PARTIES (CONTINUED)

The note matures in December 2016, at which time the principal amount is due. In April 2015, the note holder converted the outstanding portion of $1,500,000, into shares of common stock in accordance with the conversion terms of the agreement. The creditor also terminated all registration rights and waived any penalties that might have been incurred in connection therewith. The outstanding balance on the loan as of December 31, 2016 and December 31, 2015 was $0 and $0, respectively.

10.	PREFERRED STOCK – RELATED PARTY

On August 26, 2013, the Company entered into a securities purchase agreement (the “2013 Purchase Agreement”) with CDS Ventures of South Florida, LLC (“CDS”) and CD Financial, LLC (“CD”). CDS and CD are limited liability companies which are affiliates of Carl DeSantis, the Company’s principal shareholder. The Company issued 2,200 shares of its Series C Preferred Stock (the “Preferred C Shares”) in exchange for the conversion of a $550,000 short term loan from CDS and the conversion of $1,650,000 in indebtedness under the Company’s line of credit with CD (the “CD Line of Credit”). The Preferred C Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.52 per share at any time until December 31, 2018, at which time they will automatically convert into shares of our common stock determined by dividing the liquidation preference of $1,000 per Preferred C Share by the conversion price then in effect. The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred C Shares accrue cumulative annual dividends at the rate of 6% per annum, payable by the issuance of additional Preferred C Shares. The holder of Preferred C Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In April 2015, the Company issued 180 Preferred C Shares valued at $180,000 in settlement of $180,000 in accrued preferred C dividends. As of December 31, 2016, $303,000 of dividends has been accrued. The Preferred C Shares mature on December 31, 2018 and are redeemable only in exchange for shares of Company common stock.

On April 16, 2015, the Company entered into an amendment to its existing Loan and Security Agreement (the “Amendment”) with CD an affiliate of CDS Ventures and Mr. DeSantis. Pursuant to the Amendment, the outstanding principal amount of the CD Line of Credit was reduced by $4.0 million, which amount was converted into 4,000 shares of a newly-designated Series D Preferred Stock (the “Preferred D Shares”). This related party was given a conversion price of $0.86 per common share, whereas other investors purchased common shares at $0.89 in the private placement, as discussed in note 12. The difference of $0.03 per share, which resulted in $139,535, was recorded as a dividend in accordance with ASC 470-20-35, subsequent measurement for debt with conversion and other options. The Preferred D Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.86 per share until the earlier of the January 2, 2020 due date of our line of credit with CD Financial or such earlier date as the line of credit is satisfied (the “Mandatory Redemption Date”). The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred D Shares accrue cumulative annual cash dividends at the rate of 5% per annum, payable quarterly in cash and have a liquidation preference of $1,000 per share. On the Mandatory Redemption Date, the Preferred D Shares automatically convert into shares of our common stock in a number determined by dividing the $1,000 per Preferred D Share liquidation preference plus any accrued but unpaid dividends, by the conversion price then in effect. The Preferred D Shares may also be redeemed by us at any time on or after December 31, 2016, at a redemption price equal to 104% of the liquidation preference. The holder of the Preferred D Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law.  As of December 31, 2016, $51,000 of dividends has been accrued regarding these shares.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

11.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD which is controlled by our majority shareholder Carl DeSantis. Currently, the lease expires on October 2020 with monthly rent of $8,809. The rental fee is commensurate with other properties available in the market.

In April 2015, the Company entered into a strategic marketing and advisory services agreement with All Def Digital. Tim Leissner, a director and shareholder of the Company is also a director and shareholder in All Def Digital. As of December 31, 2016, the Company has paid All Def Digital $152,438 and $237,959 for services rendered pursuant to the Advisory Services Agreement during the years ended December 31, 2016 and 2015, respectively.

Other related party transactions are discussed in notes 8, 9, 10, and 12

12.	STOCKHOLDERS’ EQUITY

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

Issuance of common stock pursuant to private placement

In April 2015, the Company issued a total of 12,921,348 shares of common stock at $0.89 per share for gross proceeds of $11.5 million (see note 10). Expenses incurred of $111,841 were charged to additional paid in capital and the Company received net proceeds of $11,388,159.

In December 2016, the Company issued a total of 1,333,333 shares of common stock at $3.00 per share for net proceeds of $4.0 million. These shares were issued to existing shareholders of record.

Issuance of preferred stock pursuant to private placement

Refer to note 10 for discussion on preferred stock issuances.

Issuance of common stock pursuant to exercise of stock options

During the twelve months ended December 31, 2016, the Company issued an aggregate of 36,071 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan. The Company recorded $5,326 for options exercised, of which $5,300 was for options that were exercised for cash, with the balance of the options being exercised on a “cashless” basis.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

13.	INCOME TAXES

Due to recurring losses for the years ended December 31, 2016 and 2015, the Company’s net tax provision was zero.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2016	2015
Statutory federal rate	(35.0)%	(35.0)%
State income tax rate, net of federal benefit	(3.5)%	(3.5)%
Permanent differences, including stock based compensation	51.5%	25.3%
Change in valuation allowance	13.0%	13.2%
Effective tax rate	0.0%	0.0%

At December 31, 2016 and 2015, the Company’s deferred tax assets were as follows:

Deferred Tax Assets	2016	2015

Net operating loss carry forwards	17,248,000	16,029,000
Less: Valuation allowance	(17,248,000)	(16,029,000)
Net deferred tax assets	0.0	0.0

The Company’s valuation allowance increased by $1,219,000 during 2016 and decreased by $276,000 during 2015. Total net operating loss carry forwards at December 31, 2016 were approximately $41.6 million. The losses, if unused, expire through 2036.The Company’s net operating loss carry forwards may be limited due to ownership changes pursuant to Internal Revenue Code section 382.

14.	STOCK-BASED COMPENSATION

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

14.	STOCK-BASED COMPENSATION (CONTINUED)

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company's common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2016.

Cumulatively since inception, the Company has issued options to purchase approximately 5.6 million shares at an average price of $1.04 with a fair value of $7.3 million. For the year 2016 and 2015, the Company issued options to purchase 1.3 million and 1.3 million shares. For the year ended December 31, 2016 and 2015, the Company recognized an expense of $1,019,000 and $1,271,000, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of December 31, 2016, the Company had approximately $1,945,000 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 0.5 years. The Company used straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase approximately 4.45 million shares that have vested, of which 307,000 shares were exercised as of December 31, 2016.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended December 31,
	2016	2015
Expected volatility	132% - 159%	306%
Expected term	4 Years	4 Years
Risk-free interest rate	1.23%-1.61%	0.89%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

14.	STOCK-BASED COMPENSATION (CONTINUED)

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2016 and changes during the period ending on that date is as follows:

					Weighted
		Weighted Average		Aggregate	Average
	Shares	Exercise	Fair	Intrinsic	Remaining
	(000’s)	Price	Value	Value	Term (Yrs)
Options
At December 31, 2014	3,496	$0.49	$0.41	$588	6.5
Granted	1,306	1.61	0.33
Exercised
Forfeiture and cancelled	(168)	0.52	0.38
At December 31, 2015	4,634	$0.81	$0.41	$5,300	5.49
Granted	1,327	2.01	0.33
Exercised	(40)	0.42
Forfeiture and cancelled	(285)	1.81	0.38
At December 31, 2016	5,636	$1.04	$0.41	$7,317	5.06

Exercisable at December 31, 2016	4,411	$0.81	$1.76	$477	4.66

The following table summarizes information about employee stock options outstanding at December 31, 2016:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Averaged	Averaged	at	Averaged	Averaged
Exercise	December 31,	Remaining	Exercise	December 31,	Exercise	Remaining
Price	2016 (000's)	Life	Price	2016 (000's)	Price	Life
$0.20 - $0.53	2,362	5.17	$0.26	2,362	$0.26	4.88
$0.65 - $1.80	1,391	4.34	$0.88	1,172	$0.85	3.87
$1.83 - $2.84	1,853	5.75	$2.08	846	$2.13	4.73
$3.20 - $6.20	23	3.08	$3.75	23	3.75	3.00
$7.20 - $22.00	8	2.70	$10.36	8	$10.36	2.62
Outstanding options	5,637	5.14	$1.04	4,411	$0.81	4.57

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

15.	COMMITMENTS AND CONTINGENCIES

On February 22, 2017, we were served with a summons and complaint with respect to a breach of contract action filed in Superior Court of the State of California, Los Angeles County, by Statewide Beverage Company, Inc. (“Statewide”), a former distributor of the Company’s products, whose distribution agreement, the Company had terminated effective November 2016 for “cause” (non-payment of invoices within the applicable grace period provided in the distribution agreement). The complaint alleges that the distribution agreement was terminated without “cause” and seeks unspecified damages consisting of termination payments and fees which would be due upon a termination without “cause,” but not on a termination for “cause” as well as certain invasion fees allegedly due under the terms of the distribution agreement. The Company believes that it validly terminated the agreement for “cause” and will vigorously defend against the action. The Company accrued $85,000 in expense as of December 31, 2016 associated with this complaint based on an estimate of legal fees.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of December 31, 2016.

The Company entered into an office lease with a related party (see note 10) effective October 2015. The monthly rent amounts to $8,809 per month and the lease terminates in October 2020. Future annual minimum payments required under operating lease obligations at December 31, 2016 are as follows:

Future Minimum Lease Payments

Year ending December 31,
2017	$113,461
2018	$116,720
2019	$120,078
2020	$102,455
Total	$480,343

16.	SUBSEQUENT EVENTS

Between January 1, 2017 and March 14, 2017, the Company raised an aggregate of $11.0 million in capital through the sale of an aggregate of 3,666,662 shares of our common stock at a purchase price of $3.00 per share in a private offering to accredited investors, including certain affiliates of the Company, as more fully described in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2017.

Between January 1, 2017 and February 14, 2017, the Company issued an aggregate of 238,795 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive plan. The Company recorded $25,000 for options exercised, of which $25,000 was for options that were exercised for cash, with the balance of the options being exercised on a “cashless” basis.

On January 26, 2017, the Company issued 47,126 shares of “restricted” stock to each of William H. Milmoe and Thomas E. Lynch in consideration for services previously rendered to Celsius.

Effective February 7, 2017, the Company incorporated two wholly owned subsidiaries in Hong Kong, Celsius Asia Holdings Limited and Celsius China Holdings Limited.

Effective March 1, 2017, Gerry David, Celsius’ President and Chief Executive Officer retired from such positions with the Company. Pending our board of directors identifying and retaining a new President and Chief Executive Officer, John Fieldly, the Company’s Chief Financial Officer will serve in such additional capacities on an interim basis. Mr. David will continue to serve as a consultant to the Company through December 31, 2017.

