Form 10-Q
period 2017-03-31
Celsius Holdings, Inc.
filed 2017-05-11
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 11, 2017 was 44,101,907 shares.

ITEM 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2017 (Unaudited)	December 31, 2016 (1)
ASSETS

Current assets:
Cash	$20,904,487	$11,747,138
Accounts receivable, net	3,273,941	2,787,732
Inventories, net	2,577,620	2,211,370
Prepaid expenses and other current assets	1,805,983	937,349
Total current assets	28,562,031	17,683,589

Property and equipment, net	35,631	33,533
Total Assets	$28,597,662	$17,717,122
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,579,920	$1,754,207
Accrued preferred dividend	392,800	353,666
Deferred revenue and other current liabilities	394,588	214,612
Total current liabilities	4,367,308	2,322,485

Long-term liabilities:
Line of credit note payable-related party	3,500,000	4,500,000
Total Liabilities	7,867,308	6,822,485

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 2,500,000 shares authorized, 6,380 and 6,380 shares issued and outstanding at March 31, 2017 and December 31, 2016	6	6
Common stock, $0.001 par value; 75,000,000 shares authorized, 43,905,241 and 39,999,784 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	43,905	40,000
Additional paid-in capital	76,012,320	64,208,963
Accumulated deficit	(55,325,877)	(53,354,332)
Total Stockholders’ Equity	20,730,354	10,894,637
Total Liabilities and Stockholders’ Equity	$28,597,662	$17,717,122

(1)	Derived from Audited Financial Statements

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2017	2016
Revenue	$6,000,429	$3,678,606
Cost of revenue	3,617,623	2,158,742
Gross profit	2,382,806	1,519,864

Selling and marketing expenses	2,153,087	1,788,268
General and administrative expenses	2,062,963	875,278
Total operating expense	4,216,050	2,663,546

Income (Loss) from operations	(1,833,244)	(1,143,682)

Other Income (Expense):
Interest expense	(48,056)	(56,875)
Total Other Income (Expense)	(48,056)	(56,875)

Net Income (Loss)	(1,881,300)	(1,200,557)
Preferred stock dividend	(90,245)	(86,652)
Net (Loss) available to common stockholders	$(1,971,545)	$(1,287,209)

Income (Loss) per share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)
Weighted average shares outstanding:
Basic	41,783,853	38,380,380
Diluted	41,783,853	38,380,380

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net Loss	$(1,881,300)	$(1,200,557)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,234	3,394
Stock-based compensation expense	782,314	254,715
Changes in operating assets and liabilities:
Accounts receivable, net	(486,209)	428,703
Inventories net	(366,250)	(230,768)
Prepaid expenses and other current assets	(876,634)	(326,868)
Accounts payable and accrued expenses	1,825,713	72,327
Accrued preferred dividends	(51,111)	(51,100)
Deferred revenue and other current liabilities	179,976	162,927
Net cash provided by (used in) in operating activities	(861,267)	(887,237)

Cash flows from investing activities:
Purchase of property and equipment	(6,332)	(6,408)

Net cash (used in) investing activities	(6,332)	(6,408)

Cash flows from financing activities:
Net proceeds from issuance of common stock	9,999,948	-
Proceeds from exercise of stock options	25,000	-
Net cash provided by financing activities	10,024,948	-
Net (decrease) increase in cash	9,157,349	(893,645)
Cash at beginning of the period	11,747,138	10,128,320
Cash at end of the period	$20,904,487	$9,234,675
Supplemental disclosures:
Cash paid during period for:
Interest	$48,056	$56,875
Non-cash investing and financing activities:
Accrued preferred dividends	$90,245	$86,652
Conversion of convertible note to common shares, related-party	$1,000,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 and notes thereto and other pertinent information contained in our Form 10K as filed with the Securities and Exchange Commission on March 30, 2017 (the “Commission”). The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated.

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

Segment Reporting —Although the Company has a number of operating divisions, separate segment data has not been presented, as they meet the criteria for aggregation as permitted by ASC Topic 280, Segment Reporting, (formerly Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information.) Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the three months ended March 31, 2017 and 2016 all material assets and revenues of the Company were in the United States except as disclosed in “Concentration of Risk” below.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At March 31, 2017 the Company had approximately $20.7 million in excess of the Federal Deposit Insurance Corporation limit but has incurred no losses with respect to these accounts.

For the three months ended March 31, 2017 and 2016, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2017	2016
A*	18.1%	27.2%
B	11.0%	11.5%
C	11.0%	7.8%
D	10.6%	9.2%
All other	49.3%	44.3%
Total	100.0%	100.0%

At March 31, 2017 and December 31, 2016, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2017	2016
A*	35.3%	53.8%
B	12.5%	11.5%
C	11.2%	2.2%
D	11.0%	7.7%
All other	30.0%	34.7%
Total	100.0%	100.0%

*Revenues and receivables from customer A are derived from a distributor located in Sweden.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company did not have any investments with maturities of three months or less.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2017 and December 31, 2016, there was an allowance for doubtful accounts of $36,800 and $72,300, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company outsources its manufacturing process and as a result has no work in process inventories. The Company reserves against inventory during the period in which such materials and products are no longer usable or marketable. At March 31, 2017 and December 31, 2016, the Company recorded a reserve of $343,000 and $201,000, respectively. The changes in reserve are included in cost of revenue. Free Samples are also recorded as cost of revenue.

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

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $926,000 and $857,400 during the three months ending March 31, 2017 and 2016, respectively.

Research and Development — Research and development costs are charged to general and administrative expense as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred these expenses of $70,700 and $11,900 during the three months ending March 31, 2017 and 2016, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

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

The Company did not have any assets or liabilities measured at fair value at March 31, 2017 and December 31, 2016.

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

March 31, 2017

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

The Company files its tax returns on a calendar year December 31st tax year. The Company’s tax returns for tax years ended December 31, 2016, 2015, and 2014 remain subject to potential examination by the taxing authorities.

Earnings per Share — Basic earnings per share are calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of convertible debt, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of March 31, 2017 there were options outstanding to purchase 6.5 million shares, which exercise price averaged $1.53, Series C Preferred Stock warrants outstanding to convert to 4.6 million common shares at $0.52 price per share and Series D Preferred Stock warrants outstanding to convert to 4.7 million common shares at $0.86 price per share. There were no other dilutive common shares equivalents, including convertible notes and warrants, as no common share equivalents had an exercise price below the ending closing price as of March 31, 2017. The effects of dilutive instruments have not been presented for the three months ended March 31, 2017 and 2016, as the effects would be anti-dilutive.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Payments —The Company has fully adopted the provisions of ASC Topic 718 Compensation — Stock Compensation and related interpretations for employee and non-employee stock based compensation. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. Pursuant to ASC Topic 505-50, for share based payments to consultants and other third-parties, compensation expensed is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for three months ended March 31, 2017 and 2016 was $635,200 and $408,500, respectively.

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At March 31, 2017, the Company had an accumulated deficit of $55,325,877 which includes a net loss available to common stockholders of $1,971,545 for the three months ended March 31, 2017. While these factors alone may raise doubt as to the Company’s ability to continue as a going concern, the Company’s sale of an aggregate of $10 million in capital through the sale of an aggregate of 3,333,329 shares of our common stock at a purchase price of $3.00 per share in a private offering to 13 accredited investors between January 1, 2017 and March 14, 2017 is deemed sufficient to alleviate substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

3.	INVENTORIES

Inventories consist of the following at:

	March 31,	December 31,
	2017	2016

Finished goods	$2,309,998	$2,142,032
Raw Materials	610,384	270,143
Less: Inventory Reserve	(342,762)	(200,805)
Inventories, net	$2,577,620	$2,211,370

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $1.8 million and $937,000, at March 31, 2017 and December 31, 2016, respectively, and consist mainly of a prepaid consulting agreement with D3M Licensing Group, prepaid advertising, prepaid insurance, prepaid slotting fees, deposits on purchases, and customer deposits.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31,	December 31,
	2017	2016

Furniture and equipment	$297,958	$291,626
Less: accumulated depreciation	(262,327)	(258,093)
Total	$35,631	$33,533

Depreciation expense amounted to $4,233 and $3,394 during the three months ended March 31, 2017 and 2016, respectively

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31,	December 31,
	2017	2016

Accounts payable	$2,493,010	$858,131
Accrued expenses	1,086,910	896,073
Total	$3,579,920	$1,754,207

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

7.	DEFERRED REVENUE AND OTHER CURRENT LIABILITIES

Deferred revenue and other current liabilities consist of the following at:

	March 31,	December 31,
	2017	2016

Customer deposits	$391,128	$201,652
State bottle bill liability	3,460	12,960
Total	$394,588	$214,612

8.	LINE OF CREDIT NOTE PAYABLE - RELATED PARTIES

Line of credit note payable - related parties consists of the following as of:

	March 31,	December 31,
	2017	2016
Note Payable – line of credit
In July 2010, the Company entered into a line of credit note payable with a related party principle shareholder which carries interest of five percent per annum. The Company can borrow up to $4,500,000. The Company has pledged all of its assets as security for the line of credit. The notes mature in January 2020, at which time the principal amount is due. During April 2015, the Company issued $4,000,000 of convertible series D preferred series in exchange for cancellation of $4,000,000 of this line. In January 2017, the Company issued 333,333 of common stock at $3.00 per share the offering price in exchange for the cancellation of $1,000,000 of this line.
Long-term portion	$3,500,000	$4,500,000

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

9.	PREFERRED STOCK – RELATED PARTY

On August 26, 2013, the Company entered into a securities purchase agreement (the “2013 Purchase Agreement”) with CDS Ventures of South Florida, LLC (“CDS”) and CD Financial, LLC (“CD”). CDS and CD are limited liability companies which are affiliates of Carl DeSantis, the Company’s principal shareholder. The Company issued 2,200 shares of its Series C Preferred Stock (the “Preferred C Shares”) in exchange for the conversion of a $550,000 short term loan from CDS and the conversion of $1,650,000 in indebtedness under the Company’s line of credit with CD (the “CD Line of Credit”). The Preferred C Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.52 per share at any time until December 31, 2018, at which time they will automatically convert into shares of our common stock determined by dividing the liquidation preference of $1,000 per Preferred C Share by the conversion price then in effect. The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred C Shares accrue cumulative annual dividends at the rate of 6% per annum, payable by the issuance of additional Preferred C Shares. The holder of Preferred C Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In April 2015, the Company issued 180 Preferred C Shares valued at $180,000 in settlement of $180,000 in accrued preferred C dividends. As of March 31, 2017, $342,800 of dividends has been accrued. The Preferred C Shares mature on December 31, 2018 and are redeemable only in exchange for shares of Company common stock.

On April 16, 2015, the Company entered into an amendment to its existing Loan and Security Agreement (the “Amendment”) with CD an affiliate of CDS Ventures and Mr. DeSantis. Pursuant to the Amendment, the outstanding principal amount of the CD Line of Credit was reduced by $4.0 million, which amount was converted into 4,000 shares of a newly-designated Series D Preferred Stock (the “Preferred D Shares”). This related party was given a conversion price of $0.86 per common share, whereas other investors purchased common shares at $0.89 in the private placement, as discussed in note 12. The difference of $0.03 per share, which resulted in $139,535, was recorded as a dividend in accordance with ASC 470-20-35, subsequent measurement for debt with conversion and other options. The Preferred D Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.86 per share until the earlier of the January 2, 2021 due date of our line of credit with CD Financial or such earlier date as the line of credit is satisfied (the “Maturity Date”). The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred D Shares accrue cumulative annual cash dividends at the rate of 5% per annum, payable quarterly in cash and have a liquidation preference of $1,000 per share. On the Maturity Date, the Preferred D Shares automatically convert into shares of our common stock in a number determined by dividing the $1,000 per Preferred D Share liquidation preference plus any accrued but unpaid dividends, by the conversion price then in effect. The Holder shall have the right, at its election, to require the Company to redeem all or any portion of the shares held by the holder in exchange for cash or common stock upon the occurrence of certain events which management believes are under the control of the Company. As of March 31, 2017, none of the contingent events have occurred and in accordance with ASC-480-10-25 “Distinguishing Liabilities from Equity” and Regulation S-X-Rule 5-02-27, the Company has classified these shares as permanent equity. The Preferred D Shares may also be redeemed by us at any time on or after December 31, 2016, at a redemption price equal to 104% of the liquidation preference. The holder of the Preferred D Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. As of March 31, 2017, $50,000 of dividends has been accrued regarding these shares.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

10.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD which is controlled by Carl DeSantis, a principal shareholder (see note 13). Currently, the lease expires on October 2020 with monthly rent of $8,809. The rental fee is commensurate with other properties available in the market.

In April 2015, the Company entered into a strategic marketing and advisory services agreement with All Def Digital. Tim Leissner, a director and shareholder of the Company is also a director and shareholder in All Def Digital. As of March 31, 2017 and since inception, the Company has paid All Def Digital $390,395, for services relating to the strategic marketing and advisory services agreement. For the three months ending March 31, 2017 no services were performed by All Def Digital.

Other related party transactions are discussed in notes 8 and 9.

11.	STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to services performed

In January 2017, the Company issued 47,126 shares of “restricted” stock to each William H. Milmoe and Thomas E. Lynch in consideration for services previously rendered to Celsius at a fair value of $164,000, or $3.48 per share representing the closing stock price on that date.

Issuance of common stock pursuant to private placement

Between January 1, 2017 and March 2017, the Company issued a total of 3,333,329 shares of common stock at $3.00 per share for net proceeds of approximately $10 million to 12 accredited investors.

In January 2017, the Company issued 333,333 unregistered common shares upon the conversion of $1,000,000 of debt from CD Financial valued at $3.00 per share.

Issuance of common stock pursuant to exercise of stock options

During the three months ended March 31, 2017, the Company issued an aggregate of 144,543 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan. The Company received aggregate proceeds of $25,000 for options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

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

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company's common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,147,000 shares. In addition, there is a provision for an annual increase of 15% of the issued shares under the plan to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2016. On January 1st, 2017, the permitted number of available option grants increased by 799,996.

Cumulatively since inception, the Company has issued options to purchase approximately 6.5 million shares at an average price of $1.53 with a fair value of approximately $1.1 million. For the three months ended March 31, 2017 and 2016, the Company recognized an expense of $444,164 and $228,358, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of March 31, 2017, the Company had approximately $5,031,949 of unrecognized pre-tax non-cash compensation expense related to non-vested option-based compensation arrangements under the Plan. The Company expects to recognize this expense based on a weighted-average period of 3 years. The Company uses straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant. There are options to purchase approximately 4.5 million shares that have vested, of which 398,725 shares were exercised as of March 31, 2017.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

12.	STOCK-BASED COMPENSATION (CONTINUED)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Three months ended March 31,
	2017	2016
Expected volatility	137% - 140%	309%
Expected term	4 Years	4 Years
Risk-free interest rate	1.33%	0.89%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

A summary of the status of the Company’s outstanding stock options as of March 31, 2017 and changes during the period ending on that date is as follows:

		Weighted Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares (000’s)	Price	Value (000’s)	Term (Yrs)
Options
Balance at December 31, 2016	5,637	$1.04	$7,317	5.06
Granted	1,047	$3.91
Exercised	(214)	$0.35
Forfeiture and cancelled	(23)	$0.96
At March 31, 2017	6,447	$1.53	$12,868	5.26

Exercisable at March 31, 2017	4,459	$0.91

The following table summarizes information about employee stock options outstanding at March 31, 2017:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Averaged	Averaged	at	Averaged	Averaged
Exercise	March 31,	Remaining	Exercise	March 31,	Exercise	Remaining
Price	2017 (000's)	Life	Price	2017 (000's)	Price	Life
$0.20 - $0.53	2,152	4.93	$0.26	2,152	$0.26	4.93
$0.65 - $1.80	1,369	3.96	$0.88	1,226	$0.86	3.75
$1.83 - $2.84	1,848	5.42	$2.08	1,022	$2.11	4.93
$3.20 - $6.20	1,070	7.32	$3.90	52	3.60	3.92
$7.20 - $22.00	8	2.38	$10.36	8	$10.36	2.38
Outstanding options	6,447	5.26	$1.53	4,460	$0.91	4.59

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended March 31, 2017 and 2016 is presented in the following table:

For the Three Months ended
	March 31, 2017		March 31, 2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	—	$—	—	—
Granted	100,000	3.64	—	—
Vested	—	—	—	—
Unvested at end of period	100,000	$6.64	—	—

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of March 31, 2017 was $353,799 and is expected to be recognized over a weighted average period of 2.92 years.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

13.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of March 31, 2017.

The Company entered into an office lease with a related party (see note 10) effective October 2015. The monthly rent amounts to $8,809 per month and the lease terminates in October 2020. Future annual minimum payments required under operating lease obligations at March 31, 2017 are as follows:

Future Minimum Lease Payments

Year ending December 31,
2018	$79,281
2019	$113,461
2020	$116,720
2021	$120,078
Total	$429,540

14.	SUBSEQUENT EVENTS

Between April 1, 2017 and April 17, 2017, the Company issued an aggregate of 196,666 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan. The Company recorded $116,833 for options exercised.

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

During the first quarter of 2017, we introduced two extensions of our product line, a line of naturals, consisting of three sparkling and three non-carbonated beverages three carbonated beverages targeted at the natural channel and Celsius Heat™ a three-flavor dietary supplement line which contains the same proprietary CELSIUS® thermogenic formula, with 300 mg of caffeine and 2,000 mg of L-Citrulline added. Designed for consumers looking to optimize their training results, Celsius Heat™ is targeting athletic trainers, body builders, military personnel, and endurance athletes.

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

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue

For the three months ended March 31, 2017, revenue was approximately $6.0 million, an increase of $2.32 million or 63% from $3.68 million for same period in the prior year. The revenue increase of 63% was attributable in large part to 81% growth in domestic revenues associated from blended growth rates of 47% in retail accounts arising mainly from growth in existing accounts and expansion of convenience store distribution initiatives, 88% growth in internet retailer accounts and 237% in health and fitness accounts mainly derived from growth in existing accounts and the initial launch of Celsius Heat™ into the channel from the same period in 2016. The increase in revenue from the 2016 period to the 2017 period was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
Revenue Source	2017	2016	Change

Total Revenue	$6,000,429	$3,678,606	63%

International Revenue	$1,202,905	$1,021,008	18%

Domestic Revenue	$4,797,524	$2,657,598	81%

Retail accounts	$2,821,818	$1,920,044	47%

Health & Fitness accounts	$1,332,132	$394,996	237%

Internet Retailer accounts	$643,574	$342,558	88%

Gross profit

For the three months ended March 31, 2017, gross profit increased by approximately $863,000 or 56.7% to $2.38 million from $1.52 million for the same period in 2016. Gross profit margins decreased 1.6% to 39.7% for the three months ended March 31, 2017 from the same period in 2016 for comparable reasons. The decrease in gross profit is due to a one-time charge of $235,000 associated with a write-down of old packaging and fees associated with label charges, excluding one-time charges gross profit margins increased 230 basis point to 42.0% compared to the prior year period and the improvement in gross profit margins from the 2017 to the 2016 periods are primarily attributable to the increases in revenue and reductions in the cost of raw materials.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2017 were approximately $2.15 million, an increase of $366,000 or 20% from $1.79 million in the same period in 2016. The increase is due primarily to increases in investments in human resources of $247,000, warehousing $41,000 and increases in marketing programs of $69,000.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2017 were approximately $2.06 million, an increase of $1.19 million, or 135.7%, from $875,000 for the three months ended March 31, 2016. The increase was primarily due to increases in option expense of $200,000, investments in human resources of $82,000, increases in professional fees of $58,000, increases in research and development costs $58,000, increases in employment recruiter costs $67,000, and one-time charges related to issuance of restricted stock of $328,000 to two board members in consideration for services previously rendered and $423,000 associated with CEO retirement compensation, offset by savings in travel of $46,000.

Other expense

Total other expense decreased to approximately $48,000 for three months ended March 31, 2017 from $57,000 for the same period in 2016, as a result of savings in interest expense.

Net Income (Loss)

As a result of the above, for the three months ended March 31, 2017, Celsius had net loss of approximately $1.8 million, and after giving effect to preferred stock dividends of $90,245, a net loss available to common stockholders of $1.97 million or $0.05 per share based on a weighted average of 41,783,853 shares outstanding. In comparison, for the three months ended March 31, 2016 we had net loss of approximately $1.2 million, and after giving effect to preferred stock dividends of $86,652, a net loss available to common shareholders of $1.29 million or $0.03 per share based on a weighted average of 38,380,380 shares outstanding.

Liquidity and Capital Resources

As of March 31, 2017 and December 31, 2016, we had cash of approximately $20.9 million and $11.8 million, respectively and working capital of approximately $24.2 million and $15.4 million, respectively. Cash used in operations during the three months ended March 31, 2017 and the year ended December 31, 2016, totaled approximately $861,000 and $2.4 million, respectively, reflecting capital investments in sales and marketing programs and human resources initiatives.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facility with CD Financial, LLC (“CD Financial”), an affiliate of Carl DeSantis, a principal shareholder of the Company.

We originally entered into a loan and security agreement with CD Financial in July 2010, which provided us with a line of credit to fund operations. As amended in connection with an April 2015 private investment and related transactions, the loan and security agreement provides Celsius with a revolving line of credit pursuant to which Celsius can borrow up to an aggregate maximum of $4.5 million from time to time until maturity in January 2020. The credit facility requires quarterly cash payments of interest only at the rate of five percent (5%) per annum until maturity and is secured by a pledge of substantially all the Company’s assets. As of March 31, 2017, the principal amount outstanding under the credit facility with CD Financial was $3.5 million.

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

•                     Grieg International Limited (533,333 Shares), an existing shareholder of record affiliated with Chau Hoi Shuen Solina, one of our principal shareholders; and

•                     Nu Horizons Investment Group, LLC (433,333 Shares), an existing shareholder of record affiliated with Tim Leissner, a former director and one of our principal shareholders; and Russell Simmons, one of our principal shareholders.

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

As of March 31, 2017 and December 31, 2016, we had no off-balance sheet arrangements.

Item 3.	Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of March 31, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive Officer (our principal executive officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 1.A.	Risk Factors.

See “Item 1.A. Risk Factors.” in our Form 10-K, filed with the SEC on March 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification by Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Dated: May 11, 2017	By:	/s/ John Fieldly
John Fieldly, Interim President and Chief Executive Officer; Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

