Form 10-Q
period 2017-06-30
Celsius Holdings, Inc.
filed 2017-08-09
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

Commission file number: 000-55663

CELSIUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2745790
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2424 N Federal Highway, Suite 208, Boca Raton, Florida 33431

(Address of Principal Executive Offices)

(561) 276-2239

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 9, 2017 was 45,340,230 shares.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2017 (Unaudited)	December 31, 2016 (1)
ASSETS

Current assets:
Cash	$19,997,743	$11,747,138
Accounts receivable, net	4,853,958	2,787,732
Inventories, net	3,257,461	2,211,370
Prepaid expenses and other current assets	1,963,635	937,349
Total current assets	30,072,797	17,683,589

Property and equipment, net	37,205	33,533
Total Assets	$30,110,002	$17,717,122
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,228,939	$1,754,207
Accrued preferred dividends	585,715	353,666
Deferred revenue and other current liabilities	131,321	214,612
Total current liabilities	3,945,975	2,322,485

Long-term liabilities:
Line of credit note payable-related party	3,500,000	4,500,000
Total Liabilities	7,445,975	6,822,485

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 2,500,000 shares authorized, 6,380 shares issued and outstanding at June 30, 2017 and December 31, 2016	6	6
Common stock, $0.001 par value; 75,000,000 shares authorized, 45,340,230 and 39,999,784 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	45,340	40,000
Additional paid-in capital	77,565,033	64,208,963
Accumulated deficit	(54,946,352)	(53,354,332)
Total Stockholders’ Equity	22,664,027	10,894,637
Total Liabilities and Stockholders’ Equity	$30,110,002	$17,717,122

(1)	Derived from Audited Financial Statements

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenue	$10,236,898	$6,171,791	$16,237,327	$9,850,397
Cost of revenue	5,670,277	3,407,612	9,287,900	5,566,354
Gross profit	4,566,621	2,764,179	6,949,427	4,284,046

Selling and marketing expenses	2,417,812	3,185,048	4,570,899	4,973,316
General and administrative expenses	1,639,558	979,722	3,702,521	1,855,000
Total operating expenses	4,057,370	4,164,770	8,273,420	6,828,316

Income (Loss) from operations	509,251	(1,400,591)	(1,323,993)	(2,544,273)

Other Income (Expense):
Interest expense	(38,478)	(56,875)	(86,534)	(113,750)
Total Other Income (Expense)	(38,478)	(56,875)	(86,534)	(113,750)

Net Income (Loss)	470,773	(1,457,466)	(1,410,527)	(2,658,023)
Preferred stock dividend	(91,248)	(86,654)	(181,493)	(173,306)
Net income (Loss) available to common stockholders	$379,525	$(1,544,120)	$(1,592,020)	$(2,831,329)

Income (Loss) per share:
Basic	$0.01	$(0.04)	$(0.04)	$(0.07)
Diluted	$0.01	$(0.04)	$(0.04)	$(0.07)
Weighted average shares outstanding:
Basic	44,650,052	38,542,256	43,234,159	38,461,318
Diluted	56,877,616	38,542,256	43,234,159	38,461,318

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net Loss	$(1,410,527)	$(2,658,023)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,674	7,368
Stock-based compensation expense	1,362,729	1,055,108
Changes in operating assets and liabilities:
Accounts receivable, net	(2,066,226)	(932,107)
Inventories net	(1,046,091)	(250,864)
Prepaid expenses and other current assets	(1,026,286)	(437,151)
Accounts payable and accrued expenses	1,626,399	(231,523)
Accrued preferred dividends	(101,111)	(101,667)
Deferred revenue and other current liabilities	(83,291)	774,972
Net cash provided by (used in) in operating activities	(2,735,730)	(2,773,887)

Cash flows from investing activities:
Purchase of property and equipment	(12,346)	(12,330)

Net cash (used in) investing activities	(12,346)	(12,330)

Cash flows from financing activities:
Net proceeds from issuance of common stock	9,999,948
Proceeds from exercise of stock options	998,733	5,300
Net cash provided by financing activities	10,998,681	5,300
Net increase (decrease) increase in cash	8,250,605	(2,780,917)
Cash at beginning of the period	11,747,138	10,128,320
Cash at end of the period	$19,997,743	$7,347,403
Supplemental disclosures:
Cash paid during period for:
Interest	$86,534	$113,750
Income Taxes	$—	$—
Non-cash investing and financing activities:
Accrued preferred dividends	$181,493	$173,306
Conversion of convertible note to common stock, related-party	1,000,000	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Business —Celsius Holdings, Inc. (the “Company” or “Celsius Holdings”) was incorporated under the laws of the State of Nevada on April 26, 2005. On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Elite FX, Inc., a Florida corporation. Under the terms of the Merger Agreement, Elite FX, Inc. was merged into the Company’s subsidiary, Celsius, Inc. and became a wholly-owned subsidiary of the Company on January 26, 2007. In addition, on March 28, 2007 the Company established Celsius Netshipments, Inc. a Florida corporation as two subsidiaries of the Company. On February 7, 2017, the Company established Celsius Asia Holdings Limited and Celsius China Holdings Limited two Hong Kong corporations as a wholly-owned subsidiary of the Company and on May 9, 2017, the Company established Celsius (Beijing) Beverage Limited a China corporation as a wholly-owned subsidiary of the Company.

Since the merger, the Company is engaged in the development, marketing, sale and distribution of “functional” calorie-burning fitness beverages under the Celsius® brand name.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 and notes thereto and other pertinent information contained in our General Form for Registration of Securities of Form 10 as filed with the Securities and Exchange Commission (the “Commission”). The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated.

Significant Estimates — The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserves for inventory obsolescence, the useful lives and values of property and equipment, valuation of stock based compensation, and deferred tax asset valuation allowance.

Segment Reporting —Although the Company has a number of operating divisions, separate segment data has not been presented, as they meet the criteria for aggregation as permitted by ASC Topic 280, Segment Reporting, (formerly Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information.) Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the six months ended June 30, 2017 and 2016 all material assets and revenues of the Company were in the United States except as disclosed in “Concentration of Risk” below.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At June 30, 2017 the Company had approximately $19.7 million in excess of the Federal Deposit Insurance Corporation limit but has incurred no losses with respect to these accounts.

For the six months ended June 30, 2017 and 2016, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2017	2016
A*	27.4%	31.4%
B	9.0%	12.3%
All other	63.6%	56.3%
Total	100.0%	100.0%

At June 30, 2017 and December 31, 2016, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2017	2016
A*	36.4%	53.8%
B	14.1%	7.7%
C	10.0%	11.5%
All other	39.5%	27.0%
Total	100.0%	100.0%

*Revenues and receivables from customer A are derived from a distributor located in Sweden.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company did not have any investments with maturities of three months or less.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2017 and December 31, 2016, there was an allowance for doubtful accounts of $39,400 and $72,300, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories — Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company outsources its manufacturing process as a result has no work in process inventories. The Company reserves against inventory during the period in which such materials and products are no longer usable or marketable. At June 30, 2017 and December 31, 2016, the Company recorded a reserve of $63,443 and $208,805, respectively. The changes in reserve are included in cost of revenue. Free samples are also recorded as cost of revenue.

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

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $1.9 million and $2.8 million during the six months ending June 30, 2017 and 2016, respectively.

Research and Development — Research and development costs are charged to general and administrative expense as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred these expenses of $121,700 and $45,800 during the six months ending June 30, 2017 and 2016, respectively.

Fair Value of Financial Instruments — The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair value due to their relative short-term maturity and market interest rates.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

The Company did not have any assets or liabilities measured at fair value at June 30, 2017 and December 31, 2016.

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

June 30, 2017

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

The Company files its tax returns on a calendar year December 31 tax year. The Company’s tax returns for tax years ended December 31, 2016, 2015, and 2014 remain subject to potential examination by the taxing authorities.

Earnings per Share — Basic earnings per share are calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of convertible debt, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of June 30, 2017 there were options outstanding to purchase 5.6 million shares, which exercise price averaged $1.00, Series C Preferred Stock warrants outstanding to convert to 4.6 million common shares at $0.52 price per share and Series D Preferred Stock warrants outstanding to convert to 4.7 million common shares at $0.86 price per share. There were no other dilutive common shares equivalents, including convertible notes and warrants, as no common share equivalents had an exercise price below the ending closing price of the year. The effects of dilutive instruments have been presented for the three months ended June 30, 2017 but have not been presented for the three months ended June 30, 2016 and six months ended June 30, 2017 and 2016, as the effects would be anti-dilutive.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for six months ended June 30, 2017 and 2016 was $1,507,000 and $958,000, respectively.

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting) (“ASU 2015-15”). ASU 2015-15 allows debt issuance costs related to line-of-credit agreements to be presented in the balance sheet as an asset. ASU 2015-03 and ASU 2015-15 are effective for fiscal years, and interim periods within, beginning after December 15, 2015. The Company has adopted ASU 2015-03 and ASU 2015-15 as of December 31, 2016; the adoption is not expected to have a material impact on its consolidated financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (consistent with debt discounts).

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At June 30, 2017, the Company had an accumulated deficit of $54,946,000 which includes a net loss available to common stockholders of approximately $1,592,000 for the six months ended June 30, 2017. While these factors alone may raise doubt as to the Company’s ability to continue as a going concern, the Company’s sale of an aggregate of approximately $10 million in capital through the sale of an aggregate of 3,333,329 shares of our common stock at a purchase price of $3.00 per share in a private offering to 13 accredited investors between January 1, 2017 and March 14, 2017 is deemed sufficient to alleviate substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

3.	INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2017	2016

Finished goods	$2,509,640	$2,142,032
Raw Materials	811,263	270,142
Less: Inventory Reserve	(63,442)	(200,804)
Inventories, net	$3,257,461	$2,211,370

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total approximately $1,964,000 and $937,000, at June 30, 2017 and December 31, 2016, respectively, and consist mainly of prepaid consulting agreement with D3M Licensing Group, advertising, prepaid insurance, prepaid slotting fees, and deposits on purchases.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30,	December 31,
	2017	2016

Furniture and equipment	$303,972	$291,626
Less: accumulated depreciation	(266,767)	(258,093)
Total	$37,205	$33,533

Depreciation expense amounted to $8,674 and $7,368 during the six months ended June 30, 2017 and 2016, respectively

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30,	December 31,
	2017	2016

Accounts payable	$2,260,185	$858,131
Accrued expenses	968,754	896,076
Total	$3,228,939	$1,754,207

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

7.	DEFERRED REVENUE AND OTHER CURRENT LIABILITIES

Deferred revenue and other current liabilities consist of the following at:

	June 30,	December 31,
	2017	2016

Customer deposits	$122,971	$201,652
State bottle bill liability	8,350	12,960
Total	$131,321	$214,612

8.	LINE OF CREDIT NOTE PAYABLE - RELATED PARTIES

Line of credit note payable - related parties consists of the following as of:

	June 30,	December 31,
	2017	2016
Note Payable – line of credit
In July 2010, the Company entered into a line of credit note payable with a related party principle shareholder which carries interest of five percent per annum and is due quarterly. The Company can borrow up to $4,500,000. The Company has pledged all of its assets as security for the line of credit. The notes mature in January 2020, at which time the principal amount is due. During April 2015, the Company issued $4,000,000 of convertible series D preferred series in exchange for cancellation of $4,000,000 of this line. In January 2017, the Company issued 333,333 of common stock at $3.00 per share the offering price in exchange for the cancellation of $1,000,000 of this line.
Long-term portion	$3,500,000	$4,500,000

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

9.	PREFERRED STOCK – RELATED PARTY

On August 26, 2013, the Company entered into a securities purchase agreement (the “2013 Purchase Agreement”) with CDS Ventures of South Florida, LLC (“CDS”) and CD Financial, LLC (“CD”). CDS and CD are limited liability companies which are affiliates of Carl DeSantis, the Company’s principal shareholder. The Company issued 2,200 shares of its Series C Preferred Stock (the “Preferred C Shares”) in exchange for the conversion of a $550,000 short term loan from CDS and the conversion of $1,650,000 in indebtedness under the Company’s line of credit with CD (the “CD Line of Credit”). The Preferred C Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.52 per share at any time until December 31, 2018, at which time they will automatically convert into shares of our common stock determined by dividing the liquidation preference of $1,000 per Preferred C Share by the conversion price then in effect. The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred C Shares accrue cumulative annual dividends at the rate of 6% per annum, payable by the issuance of additional Preferred C Shares. The holder of Preferred C Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In April 2015, the Company issued 180 Preferred C Shares valued at $180,000 in settlement of $180,000 in accrued preferred C dividends. As of June 30, 2017, $383,491 of dividends has been accrued. The Preferred C Shares mature on December 31, 2018 and are redeemable only in exchange for shares of Company common stock.

On April 16, 2015, the Company entered into an amendment to its existing Loan and Security Agreement (the “Amendment”) with CD, an affiliate of CDS Ventures and Mr. DeSantis. Pursuant to the Amendment, the outstanding principal amount of the CD Line of Credit was reduced by $4.0 million, which amount was converted into 4,000 shares of a newly-designated Series D Preferred Stock (the “Preferred D Shares”). This related party was given a conversion price of $0.86 per common share, whereas other investors purchased common shares at $0.89 in the private placement, as discussed in note 12. The difference of $0.03 per share, which resulted in $139,535, was recorded as a dividend in accordance with ASC 470-20-35, subsequent measurement for debt with conversion and other options. The Preferred D Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.86 per share until the earlier of the January 2, 2020 due date of our line of credit with CD Financial or such earlier date as the line of credit is satisfied (the “Mandatory Redemption Date”). The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred D Shares accrue cumulative annual cash dividends at the rate of 5% per annum, payable quarterly in cash and have a liquidation preference of $1,000 per share. On the Mandatory Redemption Date, the Preferred D Shares automatically convert into shares of our common stock in a number determined by dividing the $1,000 per Preferred D Share liquidation preference plus any accrued but unpaid dividends, by the conversion price then in effect. The Preferred D Shares may also be redeemed by us at any time on or after December 31, 2016, at a redemption price equal to 104% of the liquidation preference. The holder of the Preferred D Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. As of June 30, 2017, $50,556 of dividends has been accrued regarding these shares.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

10.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, the line of credit note payable lender, which is controlled by Carl DeSantis, a principal shareholder (see note 13). Currently, the lease expires on October 2020 with monthly rent of $8,809. The rental fee is commensurate with other properties available in the market.

In April 2015, the Company entered into a strategic marketing and advisory services agreement with All Def Digital. Tim Leissner, a director and shareholder of the Company is also a director and shareholder in All Def Digital. As of June 30, 2017 and since inception, the Company has paid All Def Digital $390,395, for services relating to the strategic marketing and advisory services agreement. For the six months ending June 30, 2017 no services were performed by All Def Digital.

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

In January 2017, the Company issued 333,333 unregistered common shares upon the conversion of $1,000,000 of the line of credit not payable debt valued at $3.00 per share.

Issuance of common stock pursuant to exercise of stock options

During the six months ended June 30, 2017, the Company issued an aggregate of 1,579,532 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan. The Company received aggregate proceeds of $998,700 for options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

12.	STOCK-BASED COMPENSATION

The Company adopted an Incentive Stock Plan on January 18, 2007. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. While the plan terminates 10 years after the adoption date, issued options have their own schedule of termination. During 2013 the majority of the shareholders approved to increase the total available shares in the plan from 2.5 million to 3.5 million shares of common stock. During May 2014, the majority of the shareholders approved to increase the total available shares in the plan from 3.5 million to 4.25 million shares of common stock, during February 2015, the majority of the shareholders approved to increase the total available shares in the plan from 4.25 million to 4.6 million shares of common stock and during April 2015, the majority of the shareholders approved to increase the total available shares in the plan from 4.6 million to 5.1 million shares of common stock. Until 2017, options to acquire shares of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,147,000 shares. In addition, there is a provision for an annual increase of 15% of the issued shares under the plan to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2016. On January 1, 2017, the permitted number of available option grants increased by 799,996.

Cumulatively since inception, the Company has issued options to purchase common shares. For the six months ended June 30, 2017 and 2016, the Company recognized an expense of $994,296 and $495,108, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of June 30, 2017, the Company had approximately $4,481,817 of unrecognized pre-tax non-cash compensation expense related to non-vested option-based compensation arrangements under the Plan. The Company expects to recognize this expense based on a weighted-average period of 3 years. The Company uses straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant.

There are options to purchase approximately 3.5 million shares that have vested as of June 30, 2017.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

12.	STOCK-BASED COMPENSATION (CONTINUED)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Six months ended June 30,
	2017	2016
Expected volatility	137% - 140%	159%
Expected term	4 Years	4 Years
Risk-free interest rate	1.36% - 1.89%	0.91% - 1.69%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2017 and changes during the period ending on that date is as follows:

		Weighted Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares (000’s)	Price	Value	Term (Yrs)
Options
Balance at December 31, 2016	5,636	$1.04	$7,317,000	5.06
Granted	1,097	$3.90
Exercised	(1,491)	$0.69
Forfeiture and cancelled	(22)	$0.96
At June 30, 2017	5,220	$1.72	$9,444,762	5.26

Exercisable at June 30, 2017	3,466	$1.17

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

12.	STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes information about employee stock options outstanding at June 30, 2017:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	At	Averaged	Averaged	at	Averaged	Averaged
Exercise	June 30,	Remaining	Exercise	June 30,	Exercise	Remaining
Price	2017 (000’s)	Life	Price	2017 (000’s)	Price	Life
$0.20 - $0.53	1,347	4.45	$0.27	1,346,989	$0.27	4.46
$0.65 - $1.80	1,159	3.35	$0.87	1,055,319	$0.85	3.35
$1.83 - $2.84	1,636	5.16	$2.07	917,545	$2.09	5.16
$3.20 - $6.20	1,070	7.07	$3.90	138,931	3.79	7.07
$7.20 - $22.00	8	2.13	$10.36	8,000	$10.36	2.13
Outstanding options	5,220	4.96	$1.72	3,466	$1.17	4.96

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended June 30, 2017 and 2016 is presented in the following table:

	For the Six Months ended
	June 30, 2017		June 30, 2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	—	$—	—	—
Granted	100,000	3.64	—	—
Vested	16,667	—	—	—
Unvested at end of period	83,333	$3.64	—	—

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of June 30, 2017 was $353,799 and is expected to be recognized over a weighted average period of 2.92 years.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

13.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of June 30, 2017.

The Company entered into an office lease with a related party (see note 10) effective October 2015. The monthly rent amounts to $8,809 per month and the lease terminates in October 2020. Future annual minimum payments required under operating lease obligations at June 30, 2017 are as follows:

Future Minimum Lease Payments

Year ending December 31,
2017	$52,854
2018	$113,461
2019	$116,720
2020	120,078
Total	$403,113

14.	SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to June 30, 2017 through August 9, 2017, the date these consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.

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

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Revenue

For the three months ended June 30, 2017, revenue was approximately $10.24 million, an increase of $4.07 million or 66% from $6.17 million for same period in the prior year. The revenue increase of 66% was attributable in large part to 62% growth in international revenue mainly from our Swedish distribution partner and a 68% growth in domestic revenues associated from blended growth rates of 32% in retail accounts arising mainly from growth in existing accounts, 182% in health and fitness accounts and 109% growth in internet retailer accounts from the same period in 2016. The increase in revenue from the 2016 period to the 2017 period was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

 The following table sets forth the amount of revenues by category and changes therein for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
Revenue Source	2017	2016	Change

Total Revenue	$10,236,898	$6,171,791	66%

International Revenue	$3,597,489	$2,221,031	62%

Domestic Revenue	$6,639,409	$3,950,760	68%

Retail accounts	$3,661,675	$2,772,480	32%

Health & Fitness accounts	$1,984,932	$703,422	182%

Internet Retailer accounts	$992,802	$474,858	109%

Gross profit

For the three months ended June 30, 2017, gross profit increased by approximately $1.79 million or 65% to $4.57 million from $2.76 million for the same period in 2016. Gross profit margins decreased 0.2% to 44.6% for the three months ended June 30, 2017 from the same period in 2016 for comparable reasons. The increases in gross profit and the decrease in gross profit margins from the 2016 to the 2017 periods are primarily attributable to the increases in revenue and reductions in the cost of raw materials, offset by increases in promotional discounts associated with the launch of Celsius Heat™.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2017 were approximately $2.42 million, a decrease of $767,000 or 24% from $3.19 million in the same period in 2016. The decrease is due primarily to timing of marketing programs, offset by increases in investments in human resources and warehousing costs.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2017 were approximately $1.64 million, an increase of $660,000, or 67%, from $980,000 for the three months ended June 30, 2016. The increase was primarily due to increases in option expense of $340,000, increases in professional fees of $243,000, investments in human resources of $70,000, increases in office related costs of $33,000, research and development costs of $17,000, and insurance of $17,000, offset by savings in bad debt of $60,000.

Other expense

Total other expense decreased to approximately $38,500 for three months ended June 30, 2017 from $57,000 for the same period in 2016, as a result of savings in interest expense.

Net Income (Loss)

As a result of all of the above, for the three months ended June 30, 2017, Celsius had net income of approximately $471,000, and after giving effect to preferred stock dividends of $91,000, a net income available to common stockholders of $380,000 or $0.01 per share based on a weighted average of 44,650,052 shares outstanding. In comparison, for the three months ended June 30, 2016 we had a net loss of $1.46 million, and after giving effect to preferred stock dividends of $87,000, a net loss available to common stockholders of $1.54 million or $0.04 per share based on a weighted average of 38,542,256 shares outstanding.

        Six months ended June 30, 2017 compared to six months ended June 30, 2016

Revenue

For the six months ended June 30, 2017, revenue was approximately $16.24 million, an increase of $6.39 million or 65% from $9.85 million in revenue for six months ending June 30, 2016. The revenue increase of 48% was attributable in large part to 48% growth in international revenue mainly from our Swedish distribution partner and a 73% growth in domestic revenues associated from blended growth rates of 38% in retail accounts arising mainly from growth in existing accounts, 202% in health and fitness accounts and 100% growth in internet retailer accounts from the same period in 2016. The increase in revenue from the 2016 period to the 2017 period was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the six months ended June 30, 2017 and 2016:

	Six months Ended June 30,
Revenue Source	2017	2016	Change

Total Revenue	$16,237,327	$9,850,397	65%

International Revenue	$4,800,394	$3,242,039	48%

Domestic Revenue	$11,436,933	$6,608,358	73%

Retail accounts	$6,483,493	$4,692,523	38%

Health & Fitness accounts	$3,317,064	$1,098,419	202%

Internet Retailer accounts	$1,636,376	$817,416	100%

Gross profit

For the six months ended June 30, 2017, gross profit increased by approximately $2.67 million or 62% to $6.95 million compared to $4.28 million for 2016. Gross profit margins decreased 0.7% to 42.8% in the six months ended June 30, 2017 from the same period in 2016. The increases in gross profit and the decrease in gross profit margins from 2016 to 2017 are primarily attributable to the increases in revenue and a reduction in the cost of raw materials, off-set by increases in promotional allowances.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2017 were approximately $4.57 million, a decrease of $402,000, or 8.0% from $4.97 million in the same period in 2016. The decrease is due primarily to timing in investments in marketing programs of $836,000, offset by increases in human resource investments and increases in warehousing costs.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2017 were approximately $3.70 million, an increase of $1.84 million, or 100.0%, from $1.86 million for the six months ended June 30, 2016. The increase was primarily due to increases in option expense of $540,000, investments in human resources of $95,000, increases in professional fees of $301,000, increases in research and development costs $76,000, increases in employment recruiter costs $100,000, and one-time charges related to issuance of restricted stock of $328,000 to two board members in consideration for services previously rendered and $423,000 associated with CEO retirement compensation, and office related costs $44,000, offset by savings in travel of $47,000.

Other expense

Total other expense decreased to approximately $86,500 for six months ended June 30, 2017 from $113,800 for the same period in 2016, as a result of $27,300 in savings in interest expense.

Net Loss

As a result of all of the above, for the six months ended June 30, 2017, Celsius had a net loss of $1.41 million, and after giving effect to preferred stock dividends of $181,000, a net loss available to common stockholders of $1.59 million or $0.04 per share based on a weighted average of 43,234,159 shares outstanding. In comparison, for the six months ended June 30, 2016 we had a net loss of $2.66 million, and after giving effect to preferred stock dividends of $173,000, a net loss available to common stockholders of $2.83 million or $0.07 per share based on a weighted average of 38,461,318 shares outstanding.

Liquidity and Capital Resources

As of June 30, 2017 and December 31, 2016, we had cash of approximately $20.0 million and $11.8 million, respectively and working capital of approximately $26.1 million and $15.4 million, respectively. Cash used in operations during the six months ended June 30, 2017 and the year ended December 31, 2016, totaled approximately $2.74 million and $2.36 million, respectively, reflecting capital investments in sales and marketing programs and human resources initiatives.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facility with CD Financial, LLC (“CD Financial”), an affiliate of Carl DeSantis, a principal shareholder of the Company.

We originally entered into a loan and security agreement with CD Financial in July 2010, which provided us with a line of credit to fund operations. As amended in connection with an April 2015 private investment and related transactions, the loan and security agreement provides Celsius with a revolving line of credit pursuant to which Celsius can borrow up to an aggregate maximum of $4.5 million from time to time until maturity in January 2020. The credit facility requires quarterly cash payments of interest only at the rate of five percent (5%) per annum until maturity and is secured by a pledge of substantially all the Company’s assets. As of June 30, 2017, the principal amount outstanding under the credit facility with CD Financial was $4.5 million.

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

Off Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements.

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of June 30, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer (as our principal execute, financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, our disclosure controls and procedures were effective.

Our Interim Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 1.A.  Risk Factors.

See “Item 1.A. Risk Factors.” in our Annual Report on Form 10-K, filed with the SEC on March 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Dated: August 9, 2017	By:	/s/ John Fieldly
John Fieldly, Interim President and Chief Executive Officer; Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)