Form 10-Q
period 2017-09-30
Celsius Holdings, Inc.
filed 2017-11-08
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Commission file number: 001-34611

CELSIUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2745790
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2424 N Federal Highway, Suite 208. Boca Raton, Florida 33431

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 8, 2017 was 45,679,093 shares.

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2017 (Unaudited)	December 31, 2016 (1)
ASSETS

Current assets:
Cash	$19,418,583	$11,747,138
Accounts receivable, net	7,071,888	2,787,732
Inventories	4,316,596	2,211,370
Prepaid expenses and other current assets	3,068,290	937,349
Total current assets	33,875,357	17,683,589

Property and equipment, net	49,958	33,533
Total Assets	$33,925,315	$17,717,122
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,410,985	$1,754,207
Accrued preferred dividends	475,742	353,666
Deferred revenue and other current liabilities	52,988	214,612
Total current liabilities	8,939,715	2,322,485

Long-term liabilities:
Line of credit note payable-related party	3,500,000	4,500,000
Total Liabilities	12,439,715	6,822,485

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 2,500,000 shares authorized, 6,380 shares issued and outstanding at September 30, 2017 and December 31, 2016	6	6
Common stock, $0.001 par value; 75,000,000 shares authorized, 45,679,093 and 39,999,784 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	45,679	40,000
Additional paid-in capital	78,100,761	64,208,963
Accumulated deficit	(56,660,846)	(53,354,332)
Total Stockholders’ Equity	21,485,600	10,894,637
Total Liabilities and Stockholders’ Equity	$33,925,315	$17,717,122

(1)	Derived from Audited Financial Statements

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenue	$10,785,796	$6,657,700	$27,023,123	$16,508,097
Cost of revenue	6,110,898	3,772,948	15,398,798	9,339,302
Gross profit	4,674,898	2,884,752	11,624,325	7,168,795

Selling and marketing expenses	4,702,308	1,736,029	9,273,207	6,709,345
General and administrative expenses	1,559,173	1,081,273	5,261,694	2,936,273
Total operating expenses	6,261,481	2,817,302	14,534,901	9,645,618

Income (Loss) from operations	(1,586,583)	67,450	(2,910,576)	(2,476,823)

Other Income (Expense):
Interest expense	(35,661)	(57,500)	(122,195)	(171,250)
Total Other Income (Expense)	(35,661)	(57,500)	(122,195)	(171,250)

Net Income (Loss)	(1,622,244)	9,950	(3,032,771)	(2,648,073)
Preferred stock dividend	(92,250)	(102,958)	(273,743)	(276,264)
Net income (Loss) available to common stockholders	$(1,714,494)	$(93,008)	$(3,306,514)	$(2,924,337)

Income (Loss) per share:
Basic	$(0.04)	$(0.00)	$(0.08)	$(0.08)
Diluted	$(0.04)	$(0.00)	$(0.08)	$(0.08)
Weighted average shares outstanding:
Basic	45,487,908	38,666,451	43,990,367	38,530,195
Diluted	45,487,908	38,666,451	43,990,367	38,530,195

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net Loss	$(3,032,771)	$(2,648,073)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	14,292	12,346
Stock-based compensation expense for services	327,997	—
Stock-based option compensation expense	1,635,458	1,361,398
Changes in operating assets and liabilities:
Accounts receivable, net	(4,284,156)	(1,275,212)
Inventories net	(2,105,226)	216,575
Prepaid expenses and other current assets	(2,130,941)	(271,267)
Accounts payable and accrued expenses	6,656,778	(95,427)
Accrued preferred dividends	(151,667)	(152,197)
Deferred revenue and other current liabilities	(161,624)	511,479
Net cash provided by (used in) in operating activities	(3,231,860)	(2,340,378)

Cash flows from investing activities:
Purchase of property and equipment	(30,716)	(27,535)

Net cash (used in) investing activities	(30,716)	(27,535)

Cash flows from financing activities:
Net proceeds from issuance of common stock	9,999,948	—
Proceeds from exercise of stock options	934,073	5,300
Net cash provided by financing activities	10,934,021	5,300
Net increase (decrease) increase in cash	7,671,445	(2,362,613)
Cash at beginning of the period	11,747,138	10,128,320
Cash at end of the period	$19,418,583	$7,765,707
Supplemental disclosures:
Cash paid during period for:
Interest	$137,014	$113,750
Income Taxes	$—	$—
Non-cash investing and financing activities:
Accrued preferred dividends	$273,743	$276,238
Conversion of convertible note to common stock, related-party	1,000,000	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Business —Celsius Holdings, Inc. (the “Company” or “Celsius Holdings”) was incorporated under the laws of the State of Nevada on April 26, 2005. On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Elite FX, Inc., a Florida corporation. Under the terms of the Merger Agreement, Elite FX, Inc. was merged into the Company’s subsidiary, Celsius, Inc. and became a wholly-owned subsidiary of the Company on January 26, 2007. In addition, on March 28, 2007 the Company established Celsius Netshipments, Inc. a Florida corporation as two subsidiaries of the Company. On February 7, 2017, the Company established Celsius Asia Holdings Limited and Celsius China Holdings Limited, two Hong Kong corporations as wholly-owned subsidiaries of the Company and on May 9, 2017, the Company established Celsius (Beijing) Beverage Limited, a China corporation as a wholly-owned subsidiary of the Company.

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

Segment Reporting —Although the Company has a number of operating divisions, separate segment data has not been presented, as they meet the criteria for aggregation as permitted by ASC Topic 280, Segment Reporting, (formerly Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information.) Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the nine months ended September 30, 2017 and 2016 all material assets and revenues of the Company were in the United States except as disclosed in “Concentration of Risk” below.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At September 30, 2017 the Company had approximately $19.2 million in excess of the Federal Deposit Insurance Corporation limit but has incurred no losses with respect to these accounts.

For the nine months ended September 30, 2017 and 2016, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2017	2016
A*	32.9%	35.0%
B	7.9%	11.1%
All other	59.2%	53.9%
Total	100.0%	100.0%

At September 30, 2017 and December 31, 2016, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2017	2016
A*	57.5%	53.8%
B	4.3%	11.5%
All other	38.2%	27.0%
Total	100.0%	100.0%

*Revenues and receivables from customer A are derived from a distributor located in Sweden.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company did not have any investments with maturities of three months or less.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2017 and December 31, 2016, there was an allowance for doubtful accounts of $48,800 and $72,300, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories — Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products purchased from third parties. The Company outsources its manufacturing process as a result has no work in process inventories. The Company reserves against inventory during the period in which such materials and products are no longer usable or marketable. At September 30, 2017 and December 31, 2016, the Company recorded a reserve of $115,529 and $200,805, respectively. The changes in reserve are included in cost of revenue. Free samples are also recorded as cost of revenue.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets generally ranging from three to seven years.

Impairment of Long-Lived Assets — In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value. The Company did not recognize any impairment expense at September 30, 2017 and December 31, 2016.

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

Shipping and Handling Costs— Shipping and handling costs are reported in cost of revenue in the accompanying consolidated statements of income. The Company incurred shipping and handling costs of $2.4 and $1.5 million during the nine months ended September 30, 2017 and 2016, respectively. Although our classification is consistent with many companies, our gross margin may not be comparable to many beverage companies that include shipping and handling costs in selling, general and administrative expenses.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $5.1 million and $3.4 million during the nine months ending September 30, 2017 and 2016, respectively.

Research and Development — Research and development costs are charged to general and administrative expense as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred these expenses of $222,300 and $66,700 during the nine months ending September 30, 2017 and 2016, respectively.

Fair Value of Financial Instruments — The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair value due to their relative short-term maturity and market interest rates.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

The Company did not have any other assets or liabilities measured at fair value at September 30, 2017 and December 31, 2016.

Foreign Currency Translation — Generally, foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in General and administrative expenses. The Company incurred foreign currency translation expense of approximately $2,200 and $0 during the nine months ending September 30, 2017 and 2016, respectively.

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

September 30, 2017

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

Earnings per Share — Basic earnings per share are calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of convertible debt, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of September 30, 2017, there were options outstanding to purchase 4.6 million shares, which exercise price averaged $1.80, Series C Preferred Stock warrants outstanding to convert to 4.6 million common shares at $0.52 price per share and Series D Preferred Stock warrants outstanding to convert to 4.7 million common shares at $0.86 price per share. There were no other dilutive common shares equivalents, including convertible notes and warrants, as no common share equivalents had an exercise price below the ending closing price of the year. The effects of dilutive instruments have been presented for the three months ended September 30, 2017 but have not been presented for the three months ended September 30, 2016 and nine months ended September 30, 2017 and 2016, as the effects would be anti-dilutive.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting) (“ASU 2015-15”). ASU 2015-15 allows debt issuance costs related to line-of-credit agreements to be presented in the balance sheet as an asset. ASU 2015-03 and ASU 2015-15 are effective for fiscal years, and interim periods within, beginning after December 15, 2015. The Company has adopted ASU 2015-03 and ASU 2015-15 as of December 31, 2016; the adoption did not have a material impact on its consolidated financial position or results of operations.

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

September 30, 2017

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which supersedes previous revenue recognition guidance. ASU No. 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the contract’s performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was to be effective for reporting periods beginning after December 15, 2016. However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018.

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

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At September 30, 2017, the Company had an accumulated deficit of $54,946,000 which includes a net loss available to common stockholders of approximately $1,592,000 for the nine months ended September 30, 2017. While these factors alone may raise doubt as to the Company’s ability to continue as a going concern, the Company’s sale of an aggregate of approximately $10 million in capital through the sale of an aggregate of 3,333,329 shares of our common stock at a purchase price of $3.00 per share in a private offering to 13 accredited investors between January 1, 2017 and March 14, 2017 is deemed sufficient to alleviate substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

3.	INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2017	2016

Finished goods	$2,941,925	$2,142,032
Raw Materials	1,490,200	270,142
Less: Inventory write-down	(115,529)	(200,804)
Inventories, net	$4,316,596	$2,211,370

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total approximately $3,068,000 and $937,000, at September 30, 2017 and December 31, 2016, respectively, and consist mainly of prepaid consulting agreement with D3M Licensing Group, advertising, prepaid insurance, prepaid slotting fees, and deposits on purchases.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30,	December 31,
	2017	2016

Furniture and equipment	$322,342	$291,626
Less: accumulated depreciation	(272,384)	(258,093)
Total	$49,958	$33,533

Depreciation expense amounted to $14,292 and $12,346 during the nine months ended September 30, 2017 and 2016, respectively

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30,	December 31,
	2017	2016

Accounts payable	$5,716,824	$858,131
Accrued expenses	2,694,161	896,076
Total	$8,410,985	$1,754,207

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

7.	DEFERRED REVENUE AND OTHER CURRENT LIABILITIES

Deferred revenue and other current liabilities consist of the following at:

	September 30,	December 31,
	2017	2016

Customer deposits	$38,106	$201,652
State bottle bill liability	14,882	12,960
Total	$52,988	$214,612

8.	LINE OF CREDIT NOTE PAYABLE - RELATED PARTIES

Line of credit note payable - related parties consists of the following as of:

	September 30,	December 31,
	2017	2016
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

September 30, 2017

9.	PREFERRED STOCK – RELATED PARTY

On August 26, 2013, the Company entered into a securities purchase agreement (the “2013 Purchase Agreement”) with CDS Ventures of South Florida, LLC (“CDS”) and CD Financial, LLC (“CD”). CDS and CD are limited liability companies which are affiliates of Carl DeSantis, the Company’s principal shareholder. The Company issued 2,200 shares of its Series C Preferred Stock (the “Preferred C Shares”) in exchange for the conversion of a $550,000 short term loan from CDS and the conversion of $1,650,000 in indebtedness under the Company’s line of credit with CD (the “CD Line of Credit”). The Preferred C Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.52 per share at any time until December 31, 2018, at which time they will automatically convert into shares of our common stock determined by dividing the liquidation preference of $1,000 per Preferred C Share by the conversion price then in effect. The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred C Shares accrue cumulative annual dividends at the rate of 6% per annum, payable by the issuance of additional Preferred C Shares. The holder of Preferred C Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In April 2015, the Company issued 180 Preferred C Shares valued at $180,000 in settlement of $180,000 in accrued preferred C dividends. As of September 30, 2017, and December 31, 2016, $424,631 and $302,555 of dividends has been accrued, respectively. The Preferred C Shares mature on December 31, 2018 and are redeemable only in exchange for shares of Company common stock.

On April 16, 2015, the Company entered into an amendment to its existing Loan and Security Agreement (the “Amendment”) with CD, an affiliate of CDS Ventures and Mr. DeSantis. Pursuant to the Amendment, the outstanding principal amount of the CD Line of Credit was reduced by $4.0 million, which amount was converted into 4,000 shares of a newly-designated Series D Preferred Stock (the “Preferred D Shares”). This related party was given a conversion price of $0.86 per common share, whereas other investors purchased common shares at $0.89 in the private placement, as discussed in note 12. The difference of $0.03 per share, which resulted in $139,535, was recorded as a dividend in accordance with ASC 470-20-35, subsequent measurement for debt with conversion and other options. The Preferred D Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.86 per share until the earlier of the January 2, 2020 due date of our line of credit with CD Financial or such earlier date as the line of credit is satisfied (the “Mandatory Redemption Date”). The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred D Shares accrue cumulative annual cash dividends at the rate of 5% per annum, payable quarterly in cash and have a liquidation preference of $1,000 per share. On the Mandatory Redemption Date, the Preferred D Shares automatically convert into shares of our common stock in a number determined by dividing the $1,000 per Preferred D Share liquidation preference plus any accrued but unpaid dividends, by the conversion price then in effect. The Preferred D Shares may also be redeemed by us at any time on or after December 31, 2016, at a redemption price equal to 104% of the liquidation preference. The holder of the Preferred D Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. As of September 30, 2017, and December 31, 2016, $51,111 and $51,111 of dividends has been accrued regarding these shares, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

10.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, the line of credit note payable lender, which is controlled by Carl DeSantis, a principal shareholder (see note 13). Currently, the lease expires on October 2020 with monthly rent of $8,809. The rental fee is commensurate with other properties available in the market.

In April 2015, the Company entered into a strategic marketing and advisory services agreement with All Def Digital. Tim Leissner, a former director and current shareholder of the Company is also a director and shareholder in All Def Digital. As of September 30, 2017, and since inception, the Company has paid All Def Digital $440,395, for services relating to the strategic marketing and advisory services agreement. For the nine months ending September 30, 2017, services were performed by All Def Digital totaling $50,000 respectively.

Other related party transactions are discussed in notes 8 and 9.

11.	STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to services performed

In January 2017, the Company issued 47,126 shares of “restricted” stock to each William H. Milmoe and Thomas E. Lynch in consideration for services previously rendered to Celsius. Total shares issued were 94,252 at a fair value of $328,000, or $3.48 per share representing the closing stock price on that date.

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

Issuance of common stock pursuant to exercise of stock options

During the nine months ended September 30, 2017, the Company issued an aggregate of 1,918,395 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan. The Company received aggregate proceeds of $934,000 for options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,147,000 shares. In addition, there is a provision for an annual increase of 15% of the issued shares under the plan to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2016. On January 1, 2017, the permitted number of available option grants increased to 5,999,968 shares. As of September 30, 2017 there were 3,488,136 shares available under the Plan.

Cumulatively since inception of the 2015 Stock Incentive Plan, the Company has issued options to purchase 2,622,500 common shares. For the nine months ended September 30, 2017 and 2016, the Company recognized an expense of $1,963,455 and $495,108, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of September 30, 2017, the Company had approximately $4,195,191 of unrecognized pre-tax non-cash compensation expense related to non-vested option-based compensation arrangements under the Plan. The Company expects to recognize this expense based on a weighted-average period of 3 years. The Company uses straight-line amortization of compensation expense over the two to three year requisite service or vesting period of the grant.

There are options to purchase approximately 3.1 million shares that have vested as of September 30, 2017.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

12.	STOCK-BASED COMPENSATION (CONTINUED)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Nine months ended September 30,
	2017	2016
Expected volatility	133% - 140%	368% - 390%
Expected term	4 Years	4 Years
Risk-free interest rate	1.33% - 1.84%	1.36% - 1.61%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2017 and changes during the period ending on that date is as follows:

		Weighted Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares (000’s)	Price	Value	Term (Yrs)
Options
Balance at December 31, 2016	5,636	$1.04	$14,847	5.06
Granted	1,170	$3.80
Exercised	(1,985)	$0.83
Forfeiture and cancelled	(217)	$1.77
At September 30, 2017	4,605	$1.80	$9,444,762	5.26

Exercisable at September 30, 2017	3,066	$1.15

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

12.	STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes information about employee stock options outstanding at September 30, 2017:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	At	Averaged	Averaged	at	Averaged	Averaged
Exercise	September 30,	Remaining	Exercise	September 30,	Exercise	Remaining
Price	2017 (000’s)	Life	Price	2017 (000’s)	Price	Life
$0.20 - $0.53	1,155	3.98	$0.26	1,155	$0.26	3.98
$0.65 - $1.80	1,063	2.86	$0.86	984	$0.84	2.74
$1.83 - $2.84	1,229	5.04	$2.07	695	$2.10	4.77
$3.20 - $6.20	1,150	7.07	$3.88	224	3.84	6.13
$7.20 - $22.00	8	1.88	$10.36	8	$10.36	1.88
Outstanding options	4,605	4.77	$1.80	3,066	$1.15	3.90

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the nine months ended September 30, 2017 and 2016 is presented in the following table:

	For the nine months ended
	September 30, 2017		September 30, 2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	—	$—	—	—
Granted	100,000	3.64	—	—
Vested	(16,667)	—	—	—
Unvested at end of period	83,333	$3.64	—	—

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of September 30, 2017 was $293,148 and is expected to be recognized over a weighted average period of 2.42 years.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

13.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of September 30, 2017.

The Company entered into an office lease with a related party (see note 10) effective October 2015. The monthly rent amounts to $8,809 per month and the lease terminates in October 2020. Future annual minimum payments required under operating lease obligations at September 30, 2017 are as follows:

Future Minimum Lease Payments

Year ending December 31,
2017	$26,427
2018	113,461
2019	116,720
2020	120,078
Total	$376,686

14.	SUBSEQUENT EVENTS

In October 2017, the Company issued 383 Preferred C Shares valued at $383,000 in settlement of $383,000 in accrued unpaid Preferred C dividends.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenue

For the three months ended September 30, 2017, revenue was approximately $10.79 million, an increase of $4.13 million or 62% from $6.66 million for same period in the prior year. The revenue increase of 62% was attributable in large part to 73% growth in international revenue, mainly from our Swedish and Asian distribution partners, and a 54% growth in domestic revenues associated with blended growth rates of 47% in retail accounts (mainly from existing accounts), 67% in health and fitness accounts and 59% in internet retailer accounts. The increase in revenue from the 2016 period to the 2017 period was primarily attributable to increases in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
Revenue Source	2017	2016	Change

Total Revenue	$10,785,796	$6,657,700	62%

International Revenue	$4,866,641	$2,808,777	73%

Domestic Revenue	$5,919,155	$3,848,923	54%

Retail accounts	$3,529,790	$2,397,750	47%

Health & Fitness accounts	$1,677,376	$1,002,682	67%

Internet Retailer accounts	$711,989	$448,491	59%

Gross profit

For the three months ended September 30, 2017, gross profit increased by approximately $1.79 million or 62% to $4.68 million from $2.89 million for the same period in 2016. Gross profit margins remained consistent at 43.3% for the three months ended September 30, 2017 and September 30, 2016.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2017 were approximately $4.70 million, an increase of $2.97 million or 171% from $1.74 million in the same period in 2016. The increase is due primarily to increases in marketing programs, investments in human resources and warehousing costs, particularly with respect to the launch of our products in China and Hong Kong, where we expended approximately $2.1 million during the 2017 quarter.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2017 were approximately $1.56 million, an increase of $478,000, or 44%, from $1.08 million for the three months ended September 30, 2016. The increase was primarily due to increases in option expense of $294,000, investments in human resources of $83,000, office related costs of $21,000 and research and development costs of $79,000.

Other expense

Total other expense decreased to approximately $35,700 for three months ended September 30, 2017 from $57,500 for the same period in 2016, as a result of a decrease in interest expense.

Net Income (Loss)

As a result of all of the above, for the three months ended September 30, 2017, Celsius had net loss of approximately $1.62 million, and after giving effect to preferred stock dividends of $92,250, a net loss available to common stockholders of $1.72 million or $0.04 per share based on a weighted average of 45,487,908 shares outstanding. In comparison, for the three months ended September 30, 2016 we had a net income of $9,950, and after giving effect to preferred stock dividends of $102,958, a net loss available to common stockholders of $93,000 or $0.00 per share based on a weighted average of 38,666,451 shares outstanding.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Revenue

For the nine months ended September 30, 2017, revenue was approximately $27.02 million, an increase of $10.52 million or 64% from $16.51 million in revenue for nine months ending September 30, 2016. This increase e revenue increase of 64% was attributable in large part to a 60% growth in international revenue, mainly from the Company’s Swedish and Asian distribution partners and a 66% growth in domestic revenues associated with blended growth rates of 42% in retail accounts (mainly from existing accounts, 136% in health and fitness accounts and 86% in internet retailer accounts, from the same period in 2016. The increase in revenue from the 2016 period to the 2017 period was primarily attributable to increases in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the nine months ended September 30, 2017 and 2016:

	Nine months Ended September 30,
Revenue Source	2017	2016	Change

Total Revenue	$27,023,123	$16,508,097	64%

International Revenue	$9,667,042	$6,050,830	60%

Domestic Revenue	$17,356,081	$10,457,267	66%

Retail accounts	$10,013,276	$7,076,139	42%

Health & Fitness accounts	$4,994,440	$2,115,221	136%

Internet Retailer accounts	$2,348,365	$1,265,907	86%

Gross profit

For the nine months ended September 30, 2017, gross profit increased by approximately $4.46 million or 62% to $11.62 million compared to $7.17 million for 2016. Gross profit margins decreased 0.4% to 43.0% in the nine months ended September 30, 2017 from the same period in 2016. The increases in gross profit and the decrease in gross profit margins from 2016 to 2017 are primarily attributable to the increases in revenue and a reduction in the cost of raw materials, off-set by increases in promotional allowances.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2017 were approximately $9.27 million, an increase of $2.56 million, or 38.0% from $6.71 million in the same period in 2016. The increase is due primarily to increases in marketing programs, investments in human resources and warehousing costs, particularly with respect to the launch of our products in China and Hong Kong, where we expended approximately $2.1 million during the third quarter of 2017.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2017 were approximately $5.26 million, an increase of $2.33 million, or 79.2%, from $2.94 million for the nine months ended September 30, 2016. The increase was primarily due to increases in option expense of $834,000, human resources of $162,000, professional fees of $115,000, research and development costs of $155,000, and employment recruiter costs $100,000, as well as one-time charges of $328,000 related to issuance of restricted stock to two board members in consideration for services previously rendered, $423,000 associated with CEO retirement compensation and office related costs of $79,000, offset by savings in travel of $65,000.

Other expense

Total other expense decreased to approximately $122,200 for nine months ended September 30, 2017 from $171,300 for the same period in 2016, as a result of $27,300 in savings in interest expense.

Net Loss

As a result of all of the above, for the nine months ended September 30, 2017, Celsius had a net loss of $3.03 million, and after giving effect to preferred stock dividends of $274,000, a net loss available to common stockholders of $3.31 million or $0.07 per share based on a weighted average of 43,990,367 shares outstanding. In comparison, for the nine months ended September 30, 2016 we had a net loss of $2.65 million, and after giving effect to preferred stock dividends of $276,000, a net loss available to common stockholders of $2.92 million or $0.08 per share based on a weighted average of 38,530,195 shares outstanding.

Liquidity and Capital Resources

As of September 30, 2017, and December 31, 2016, we had cash of approximately $19.4 million and $11.8 million, respectively and working capital of approximately $24.9 million and $15.4 million, respectively. Cash used in operations during the nine months ended September 30, 2017 and the year ended December 31, 2016, totaled approximately $3.23 million and $2.36 million, respectively, reflecting capital investments in sales and marketing programs and human resources initiatives.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facility with CD Financial, LLC (“CD Financial”), an affiliate of Carl DeSantis, a principal shareholder of the Company.

We originally entered into a loan and security agreement with CD Financial in July 2010, which provided us with a line of credit to fund operations. As amended in connection with an April 2015 private investment and related transactions, the loan and security agreement provides Celsius with a revolving line of credit pursuant to which Celsius can borrow up to an aggregate maximum of $4.5 million from time to time until maturity in January 2020. The credit facility requires quarterly cash payments of interest only at the rate of five percent (5%) per annum until maturity and is secured by a pledge of substantially all the Company’s assets. As of September 30, 2017, the principal amount outstanding under the credit facility with CD Financial was $3.5 million.

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

Off Balance Sheet Arrangements

As of September 30, 2017, and December 31, 2016, we had no off-balance sheet arrangements.

Item 3.   Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4.    Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of September 30, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer (as our principal execute, financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective.

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

CELSIUS HOLDINGS, INC.

Dated: November 8, 2017	By:	/s/ John Fieldly
John Fieldly, Interim President and Chief Executive Officer; Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)