Form 10-K
period 2017-12-31
Celsius Holdings, Inc.
filed 2018-03-08
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2017

Commission File No. 001-34611

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

Common Stock, $0.001 par value

(Title of Class)

 Name of each exchange on which registered: The Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new  or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒   No

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $73,536,076 as of June 30, 2017, based on the closing price of $4.25 for the Company’s common stock on such date on the Nasdaq Capital Market. For purposes of the foregoing computation, all executive officers, directors, and 10% beneficial owners of the Registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 45,971,037 shares of common stock outstanding as of March 7, 2018.

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

We seek to combine nutritional science with mainstream beverages by using our proprietary thermogenic (calorie-burning) MetaPlus® formulation, while fostering the goal of healthier everyday refreshment by being as natural as possible without the artificial preservatives often found in many energy drinks and sodas. Celsius® has no artificial preservatives, aspartame or high fructose corn syrup and is very low in sodium. Celsius® uses good-for-you ingredients and supplements such as green tea (EGCG), ginger, calcium, chromium, B vitamins and vitamin C. The main Celsius® line of products is sweetened with sucralose, a sugar-derived sweetener that is found in Splenda®, which makes our beverages low-calorie and suitable for consumers whose sugar intake is restricted.

We have undertaken significant marketing efforts aimed at building brand awareness, including a wide variety of marketing vehicles such as television, radio, digital, social media, sponsorships, and magazine advertising. We also undertake various promotions at the retail level such as coupons and other discounts in addition to in-store sampling. We have entered into agreements with various distributors to sell our products domestically and abroad, particularly in Sweden and the Far East.

We do not directly manufacture our beverages, but instead outsource the manufacturing process to established third-party co-packers. We do, however, provide our co-packers with flavors, ingredient blends, cans and other raw materials for our beverages purchased by us from various suppliers.

Recent Developments

Product Line Extensions

During 2017, we introduced two product line extensions:

●	A product line extension focused on broadening the reach of Celsius® into the natural channel. The natural line extension is available in refreshing flavors: three sparkling - grapefruit, cucumber lime, orange pomegranate and three non-carbonated - pineapple coconut, watermelon berry and strawberries & cream.

●	The second line in our product portfolio, trainer’s grade Celsius Heat™. Celsius Heat™ is also a dietary supplement, that uses the same proprietary thermogenic MetaPlus® formula as Celsius®, which is proven to accelerate metabolism, boost energy and accelerate calorie and fat burn when combined with exercise. Celsius Heat™, which is packed with 2,000mg of L-citrulline and 300mg of caffeine. Comes in seven carbonated flavors: Apple Jack’d, Orangesicle, Punch, Cherry Lime, Blueberry Pomegranate, Strawberry Dragonfruit, and Tangerine Grapefruit.

Expansion of Overseas Presence

During 2017, we focused a significant part of our marketing efforts on expanding our global reach into the Asian market, which is one of the most dynamic and fastest-growing, making it an important target in our pursuit of global growth. Having a diverse, established and expanding product line, we increased our investment in this key market with the launch and expansion of two important relationships and the formation of an experienced, focused regional team. In September 2017, we entered China with our partner, Qifeng Food Technology. With exciting success, we began both local production and initial distribution of the Celsius® brand. The initial distribution covered select channels across three Tier-1 cities - Beijing, Guangzhou and Shenzhen, as well as in over 30 other cities across 14 provinces. Consumer response has been overwhelmingly positive and signals that our plan for broader product distribution in China, which is scheduled to being in the summer of 2018, is in-line with market opportunities. At the same time, we are accelerating our distribution in Hong Kong through our partnership with A.S. Watson Industries. The foundation of our business in Asia is with strong, capable partners, and we are committed to building on our success to further grow our brand and increase placements of our products.

Corporate History

We were incorporated in Nevada on April 26, 2005 under the name “Vector Ventures, Inc.” and originally engaged in mineral exploration. Such business was unsuccessful. On January 26, 2007, we acquired the Celsius® beverage business of Elite FX, Inc., a Florida corporation engaged in the development of “functional” beverages since 2004 in a reverse merger, and subsequently changed our name to Celsius Holdings, Inc. We currently have one Florida subsidiary, Celsius Netshipments, Inc., established in 2007, one Nevada subsidiary, Celsius, Inc., established in 2007, two Hong Kong corporate subsidiaries, Celsius Asia Holdings Limited and Celsius China Holdings Limited, established in 2017 and a Chinese corporate subsidiary, Celsius (Beijing) Beverage Limited, also established in 2017.

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

Our original Celsius® product line is currently offered in seven flavors: orange, wild berry, cola, grape, and watermelon (which are carbonated), and non-carbonated green tea raspberry/acai, and green tea/peach mango. Celsius® is packaged in a distinctive 12 ounce sleek can that uses vivid colors in abstract patterns to create a strong on-shelf impact. The cans are sold as singles or in four-packs. We have recently redesigned our packaging to provide a cleaner, crisper and more modern look. We also sell a powdered form of the active ingredients in our beverages in individual On-The-Go packets as well as multiple serving canisters. In addition to being sugar free, our original ready-to -drink product line is non-GMO, kosher and vegan certified and soy and gluten free.

In 2017, Celsius introduced its first product line extension focused on broadening the reach of Celsius® into the natural channel. The natural line extension is available in refreshing flavors: three sparkling - grapefruit, cucumber lime, orange pomegranate and three non-carbonated - pineapple coconut, watermelon berry and strawberries & cream. The natural line extension boasts a clean ingredient panel featuring 100% natural caffeine-from-green-coffee bean extract, and an all-natural sweetener. Like the original Celsius® products, our new natural ready-to -drink beverages are non-GMO, kosher and vegan certified and soy and gluten free.

During 2017, we also introduced the second line in our product portfolio, trainer’s grade Celsius Heat™. Celsius Heat™ is also a dietary supplement, that uses the same proprietary thermogenic MetaPlus® formula as Celsius®, which is proven to accelerate metabolism, boost energy and accelerate calorie and fat burn when combined with exercise. Celsius Heat™, which is packed with 2,000mg of L-citrulline and 300mg of caffeine. Comes in seven carbonated flavors: Apple Jack’d, Orangesicle, Punch, Cherry Lime, Blueberry Pomegranate, Strawberry Dragonfruit, and Tangerine Grapefruit.

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

Our sixth study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2009. This ten-week placebo-controlled, randomized and blinded study was conducted on a total of 37 previously sedentary male subjects. Participants were randomly assigned into groups that consumed identically tasting treatment beverages with exercise or without exercise. All participants consumed one drink, either placebo or Celsius®, per day for 10 weeks. The exercise groups participated in ten weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. No changes were made to their diet. The results showed that consuming a single serving of Celsius® prior to exercising may improve cardiovascular health and fitness and enhance the positive adaptations of exercise on body composition. Significantly greater decreases in fat mass and percentage body fat and increases in VO2 were observed in the subjects that consumed Celsius® before exercise versus those that consumed the placebo before exercise. Mood was not affected. Clinical markers for hepatic, renal, cardiovascular and immune function, as determined by pre-and post-blood work revealed no adverse effects.

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

We distribute our products domestically through a hybrid of direct-store delivery (DSD) distributors and as well as sales direct to retailers (DTR).

Internationally, we distribute our products through regional and country-specific distribution partners. During 2017, we focused a significant part of our marketing efforts on expanding our global reach into the Asian market, which is one of the most dynamic and fastest-growing, making it an important target in our pursuit of global growth. Having a diverse, established and expanding product line, we increased our investment in this key market with the launch and expansion of two important relationships and the formation of an experienced, focused regional team. In September 2017, we entered China with our partner, Qifeng Food Technology. With exciting success, we began both local production and initial distribution of the Celsius® brand. The initial distribution covered select channels across three Tier-1 cities - Beijing, Guangzhou and Shenzhen, as well as in over 30 other cities across 14 provinces. Consumer response has been overwhelmingly positive and signals that our plan for broader product distribution in China, which is scheduled to being in the summer of 2018, is in-line with market opportunities. At the same time, we are accelerating our distribution in Hong Kong through our partnership with A.S. Watson Industries. The foundation of our business in Asia is with strong, capable partners, and we are committed to building on our success to further grow our brand and increase placements of our products.

Sales to one customer, a foreign distributor of our products, accounted for 30% and 39% of our revenues for the years ended December 31, 2017 and December 31, 2016, respectively. Accordingly, if sales to this customer were to significantly decline or cease entirely, our business, results of operations and financial condition may be significantly harmed.

Seasonality of Sales

As is typical in the beverage industry, sales of our beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets.

Competition

We believe that we are one of the few calorie-burning fitness beverages whose effectiveness is supported by clinical studies, which gives us a unique position in the beverage market. However, our products do compete broadly with all categories of consumer beverages. The beverage market is highly competitive, and includes international, national, regional and local producers and distributors, most of whom have greater financial, management and other resources than us. Our direct competitors in the functional beverage market include, but are not limited to The Coca-Cola Company, Dr. Pepper Snapple Group, PepsiCo, Inc., Nestlé, Waters North America, Inc., Hansen Natural Corp., Monster Energy, and Red Bull.

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

The Company has a history of losses, including net losses available to common shareholders of $8,530,989 and $3,433,769 for the years ended December 31, 2017 and December 31, 2016, respectively. Our future operating results will depend on many factors, both in and out of our control, including the ability to increase and sustain demand for and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and key employees. Accordingly, there can be no assurance that we can attain consistent profitability.

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

One customer accounts for a significant portion of our revenues. If sales to this customer were to significantly decline or cease, our business could be significantly harmed.

Sales to a foreign customer of our products accounted for 37% and 39% of our revenues for the years ended December 31, 2017 and December 31, 2016, respectively. Accordingly, if sales to this customer were to significantly decline or cease entirely, our business, results of operations and financial condition may be significantly harmed.

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

Our business is centered on Celsius® and our recent product line extensions, including Celsius Heat™. The risks associated with focusing on a limited product line are substantial. I Even though we recently announced our first product line extension, if consumers do not accept our products or if there is a general decline in market demand for, or any significant decrease in, the consumption of functional beverages, we are not financially or operationally capable of introducing alternative products within a short time frame. As a result, such lack of acceptance or market demand decline could cause us to cease operations.

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

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting-edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers, such as The Coca Cola Company, Dr. Pepper Snapple Group, PepsiCo, Inc., Nestle, Waters North America, Inc., Hansen Natural Corp. and Red Bull. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants and club warehouses.

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

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers. Our business depends on acceptance by our independent distributors of our brand as one that has the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales. The development of brand awareness and market acceptance is likely to require significant marketing and advertising expenditures. There can be no assurance that Celsius® will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. Any failure of the Celsius® brand to maintain or increase acceptance or market penetration would likely have a material adverse effect on business, financial condition and results of operations.

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

Risk Factors Relating to our Status as a Fully Reporting Public Company

In late 2016, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

In late 2016, we became subject to the periodic reporting requirements of the Exchange Act and as a result, we are now required to file periodic reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

Our common stock currently is listed for trading on the Nasdaq Capital Market. Trading in stock quoted on the Nasdaq Capital Market may often experience wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance.

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

As of the date of this Report, we have 13,215,007 shares of common stock issuable upon exercise of outstanding options and warrants and conversion of outstanding convertible securities. Such “market overhang” could adversely impact the market price of our common stock as a result of the dilution which would result if such securities were exercised for or converted into shares of common stock.

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

On February 22, 2017, we were served with a summons and complaint with respect to a breach of contract action filed in Superior Court of the State of California, Los Angeles County, by Statewide Beverage Company, Inc. (“Statewide”), a former distributor of the Company’s products, whose distribution agreement, the Company had terminated effective November 2016 for “cause” (non-payment of invoices within the applicable grace period provided in the distribution agreement). The complaint alleges that the distribution agreement was terminated without “cause” and seeks unspecified damages consisting of termination payments and fees which would be due upon a termination without “cause,” but not on a termination for “cause” as well as certain invasion fees allegedly due under the terms of the distribution agreement. The Company believes that it validly terminated the agreement for “cause” and will vigorously defend against the action. As of the date of this Report, the parties are engaging in depositions prior to mediation, which is scheduled to take place in the spring of 2018.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market Price of and Dividends on the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since May 24, 2017, our common stock has been on the Nasdaq Capital Market. Prior thereto, our common stock was quoted on the OTCQX tier of the over-the counter market maintained by OTC Markets Group, Inc. The trading price of our common stock has been volatile at times. Further, the stock market has from time to time experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These kinds of broad market fluctuations may adversely affect the market price of our common stock. For additional information, see “Item 1A. Risk Factors” above.

The following table sets forth the quarterly high and low sale prices of our common stock for the two most recent fiscal years, as reported by the Nasdaq Capital Market commencing on May 24, 2017 and by OTC Markets Group, Inc. for periods prior thereto:

	High Sale	Low Sale
Fiscal Quarters	Price ($)	Price ($)

2017

Fourth Quarter	6.20	4.38
Third Quarter	7.00	3.42
Second Quarter	4.78	3.32
First Quarter	4.45	2.38

2016

Fourth Quarter	2.94	1.83
Third Quarter	2.40	1.83
Second Quarter	2.64	2.06
First Quarter	2.40	1.56

Holders

As of March 7, 2018, there were 62 holders of record of our common stock and in excess of 5,000 beneficial owners of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock.  We anticipate that in the future we will retain any earnings for operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,999,968 shares	(1)	$1.82	3,468,136	(1)

Equity Compensation plans not approved by security holders	0 shares		n/a	0 shares

Total	5,999,968 shares	(1)	1.82	3,468,136	(1)

(1)	Represents shares of common stock reserved for issuance under our 2015 Incentive Stock Plan.

Recent Sales of Unregistered Securities

Not Applicable.

Item 6.	Selected Financial Data

Not applicable to the Company because we are a “smaller reporting company.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the audited financial statements and the corresponding notes, the unaudited financial statements and the corresponding notes included elsewhere in this information statement.  This Item 7 contains forward-looking statements.  The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.  Please refer to “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenue

Revenue for the year ended December 31, 2017 was $36.2 million, compared to $22.8 million for the year ended December 31, 2016, an increase of 59%. This increase was driven primarily by a 72% increase in domestic revenues derived from blended growth rates of 49% in retail accounts, 143% in health and fitness accounts and 84% growth in internet retailer accounts, as well as 37% growth in international revenues, from 2016. International revenue growth was primarily the result of increased sales volume through Func Foods, our Nordic distribution, partner as well as initial revenues generated from the launch of distribution of our products into the Asian market.

The following table sets forth the amount of revenues by category and changes therein for the years ended December 31, 2017 and December 31, 2016:

	Year Ending December 31,
Revenue Source	2017	2016	Change (%)

Total Revenue	$36,164,064	$22,760,987	59%

International Revenue	$12,097,402	$8,808,485	37%

Domestic Revenue	$24,066,662	$13,952,502	72%

Retail accounts	$13,914,830	$9,369,734	49%

Health and Fitness accounts	$7,038,599	$2,891,251	143%

Internet Retailer accounts	$3,113,233	$1,691,517	84%

Gross Profit

Gross profit was $15.4 million, or 42.7% of revenue, in the year ended December 31, 2017 compared to $9.7 million, or 42.7% of revenue, in 2016. The increase in gross profit from 2016 to 2017 is primarily attributable to the increases in revenue.

Total Operating Expense

Sales and marketing expenses for the year ended December 31, 2017 were $16.6 million compared to $8.7 million for the year ended December 31, 2016. The increase was due primarily to increases in investment in sales and marketing programs of $6.7 million, with a focus on expansion and the launch of products into China and Hong Kong, increases in warehouse costs of $375,000 and increases in human resource investments of $756,000. General and administrative expenses for the year ended December 31, 2017 were $6.9 million compared to $3.9 million for the year ended December 31, 2016. The increase from 2016 to 2017 was primarily due to increases in stock based compensation expenses of $1.2 million, investments in human resources costs of $869,000, issuance of restricted stock for prior services to two board members of $328,000 and increases in other general and administration expenses.

Total Other Expense

Total other expense decreased to $161,000 for the year ended December 31, 2017, down from $223,000 in 2016 as a result of $68,000 in savings in interest expense, which was partially offset by a gain from the sale of equipment of $6,000 in 2016.

Net Loss

As a result of the all above, for the year ended December 31, 2017, Celsius had a net loss of $8.2 million, and after giving effect to preferred stock dividends of $366,000, a net loss to common stockholders of $8.6 million or ($0.19) per basic and diluted share based on a weighted average of 44,419,162 shares outstanding. In comparison, for the year ended December 31, 2016 the Company had a net loss of $3.1 million, and after giving effect to preferred stock dividends of $366,000, a net loss to common stockholders of $3.4 million or ($0.09) per basic and diluted share based on a weighted average of 38,568,088 shares outstanding.

Liquidity and Capital Resources

As of December 31, 2017 and December 31, 2016, we had cash of approximately $14.2 million and $11.7 million, respectively and working capital of approximately $20.6 million and $15.4 million, respectively. Cash used in operations during the years ended December 31, 2017 and 2016, totaled approximately $8.4 million and $2.4 million, respectively, reflecting increases in inventories on hand and capital investments in sales and marketing programs and human resources initiatives.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facility with CD Financial, LLC (“CD Financial”), an affiliate of Carl DeSantis, a principal shareholder of the Company.

We originally entered into a loan and security agreement with CD Financial in July 2010, which provided us with a line of credit to fund operations. As amended in connection with a private investment transaction consummated in April 2015, the loan and security agreement provides Celsius with a revolving line of credit pursuant to which Celsius can borrow up to an aggregate maximum of $4.5 million from time to time until maturity in January 2020. The credit facility requires quarterly cash payments of interest only at the rate of five percent (5%) per annum until maturity and is secured by a pledge of substantially all the Company’s assets. As of December 31, 2017, the principal amount outstanding under the credit facility with CD Financial was $3.5 million.

Between December 30, 2016 and March 14, 2017, the Company raised an aggregate of $15.0 million in capital through the sale of an aggregate of 4,833,329 shares of our common stock at a purchase price of $3.00 per share in a private offering to 13 accredited investors. Investors in the private placement included:

●                 CD Financial (533,333 Shares);

●                 Charmnew Limited (800,000 Shares), an existing shareholder of record affiliated with Li Ka Shing, one of our principal shareholders;

●                 Grieg International Limited (533,333 Shares), an existing shareholder of record affiliated with Chau Hoi Shuen Solina, one of our principal shareholders; and

●                 Nu Horizons Investment Group, LLC (433,333 Shares), an existing shareholder of record affiliated with Tim Leissner, a retired director and one of our principal shareholders; and Russell Simmons, one of our principal shareholders.

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

As of December 31, 2017, we had no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data listed in “Item 15 Financials Statements and Exhibits” are attached to this Report.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

D’Arelli Pruzansky, P.A. (“DPP”), which served as the Company’s independent registered public accounting firm with respect to Celsius’ financial statements as at and for the years ended December 31, 2016 and 2015, notified the Company on May 15, 2017, that it had merged with Assurance Dimensions, Inc. (“ADI”), effective May 3, 2017. ADI is the surviving firm and shall continue to practice under that name. Accordingly, ADI was engaged as our independent registered public accounting firm effective May 15, 2017 (the “Engagement Date”), which engagement was approved by the audit committee of our board of directors effective as of the Engagement Date.

DPP’s report on the Celsius’ financial statements as at and for the years ended December 31, 2016 and 2015 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two-year period ended December 31, 2016 and the subsequent period through the date of filing of this report, (i) there have been no disagreements with DPP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DPP, would have caused DPP to make reference to the subject matter of the disagreement in connection with its reports; (ii) no such disagreement was discussed with the audit committee of the Company’s board of directors or with our board of directors as a whole; and (iii) there have been no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

Prior to the Engagement Date, neither the Company nor anyone on behalf of the Company consulted ADI regarding either (i) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the financial statements of the Company, and no written or oral advice of ADI was provided with respect to any accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement of the type described in Item 304(a)(iv) of Regulation S-K or any “reportable event” described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

Disclosure controls and procedures

Our Interim President and Chief Executive Officer and our Chief Financial Officer (a single individual), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Interim President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Interim President and Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

Our Interim President and Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Our Interim President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2017. Based on that evaluation, our Interim President and Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth the name of each of our directors and executive officers and their positions with Celsius. The address for each of such individuals is c/o Celsius, 2424 N Federal Highway, Boca Raton, Florida 33431.

Name	Age	Position with the Company

John Fieldly	38	Interim President and Chief Executive Officer; Chief Financial Officer; Director

Nicholas Castaldo	66	Director

Hal Kravitz	60	Director

Kevin Harrington	61	Director

Chris Lai	30	Director

Thomas E. Lynch	70	Director

William H. Milmoe	69	Director

John Fieldly joined Celsius in January 2012 as its Chief Financial Officer and has served in that position since that time. Mr. Fieldly joined the Company from Oragenics, Inc., where he served as corporate controller from April 2010 until January 2012. Effective March 1, 2017, Mr. Fieldly was appointed to serve as Interim President and Chief Executive Officer upon the retirement of Gerry David from those positions, pending the board of directors identifying and retaining a permanent replacement for Mr. David.

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

Hal Kravitz became a director of Celsius in April 2016. Since November 2014, Mr. Kravitz has served as Chief Executive Officer of AQUAhydrate, Inc., a company engaged in the manufacture, distribution and marketing of bottled water. He also served as a consultant to AQUAhydrate from August to November 2014 and in 2013, Mr. Kravitz helped form InterContinental Beverage Capital, a New York-based merchant bank focused on investments in the beverage industry. For over thirty (30) years prior thereto, Mr. Kravitz served as an executive officer and in other management positions in various units of the Coca-Cola system

Chris Lai joined our board of directors in April 2015. Since September 2012, he has served as a Project Manager for Horizon Ventures, Limited (“Horizon Ventures”), a Hong Kong based private investment fund. From April 2011 to September 2012, Mr. Lai was an analyst with Mooreland Partners, LLC, another private investment concern. Mr. Lai joined the board as one of two designees of an investor group led by Horizon Ventures, which at that time had the right to designate two members of the board of directors pursuant to an Investors’ Rights Agreement entered into in April 2015.

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

Board Committees and Independence

Our board of directors has established three standing committees, an audit committee, a compensation committee and a nominating and corporate governance committee. The audit committee currently consists of Messrs. Lynch, Kravitz and Milmoe, the compensation committee currently consists of Messrs. Kravitz, Castaldo and Harrington and the nominating and corporate governance committee currently consists of Messrs. Milmoe, Lai and Lynch. Our board of directors has determined that each of our directors is “independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market.

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

Mr. Kravitz is the chairman of our compensation committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, based on our review of such reports, during the year ended December 31, 2017 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid to our Chief Executive Officer and Chief Financial Officer, who are our two executive officers, during the years ended December 31, 2017 and 2016.

Name and Principal Position		Year	Salary ($)	Bonus ($)	Stock Awards (#)		Other ($)		Total ($)

John Fieldly, Interim CEO, CFO		2017	375,000	214,688	200,000	(2)	—		589,688
		2016	174,370	42,371	100,000	(3)	—		216,741

Gerry David, CEO	(1)	2017	39,630	—	—		1,700	(4)	41,330
		2016	237,780	52,789	100,000	(3)	10,200	(4)	300,769

(1)          Mr. David retired as an executive officer of the Company effective March 1, 2017, whereupon Mr. Fieldly assumed Mr. David’s positions on an interim basis.

(2)          Represents stock options granted under our 2015 Incentive Stock Plan to purchase 100,000 shares of common stock at an exercise price of $3.48 per share. The options vest in three annual installments commencing one year from the date of grant, subject to continued employment and expire ten (10) years from the date of grant. In addition, a 100,000 share restricted stock award was granted to Mr. Fieldly subject to a vesting schedule in three annual installments commencing one year from the date of grant.

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

In connection with his appointment to serve in the additional capacities of Interim President and Chief Executive Officer, effective March 1, 2017, the Company entered into an addendum to the employment agreement, increasing Mr. Fieldly’s Base Salary by $15,000 per month during the period he serves in such additional capacities and granted him a 100,000 share restricted stock award under the 2015 Incentive Stock Plan.

In connection with Gerry David’s retirement as our President and Chief Executive Officer, the Company entered into a consulting agreement with Mr. David effective March 1, 2017. The consulting agreement, which was approved by our compensation committee and our board of directors provides for, among other matters, Mr. David to receive (i) a consulting fee of $20,000 per month through December 2017; (ii) a one -time bonus for services rendered of $415,000, $300,000 of which Mr. David has agreed to apply to the exercise of options to purchase our common stock previously granted to him; (iii) acceleration of the vesting of certain of those options; (iv) and continuation of certain fringe benefits through the term of the consulting agreement, which expires on December 31, 2017. The consulting agreement also contains mutual release, confidentiality, non-competition, non-solicitation and non-disparagement provisions.

Compensation of Directors Table

The following table summarizes all compensation paid to our directors for the fiscal year ended December 31, 2017.

	Fees
	Earned			Non-Qualified
	or		Non-Equity	Deferred	All
	Paid in	Option/Equity	Plan	Compensation	Other
	Cash	Awards	Compensation	Earnings	Compensation	Total
Name	($)	(#) (1)	($)	($)	($)	($)

Nicholas Castaldo	12,000	50,000	—	—	—	12,000

Kevin Harrington	12,000	50,000				12,000

Hal Kravitz	12,000	50,000	—	—	—	9,000

Chris Lai	—	50,000	—	—	—	—

John Fieldly	—	—	—	—	—	—

Thomas E. Lynch	12,000	97,126	—	—	—	12,000

William H. Milmoe	12,000	97,126	—	—	—	12,000

(1)	Represents options to purchase 50,000 shares of common stock at an exercise price of $3.48 per share granted under our 2015 Incentive Stock Plan. In addition, Thomas E. Lynch and William H. Milmoe received 47,126 shares each of restricted common stock for services previously rendered to Celsius.

Narrative Disclosure to the Director Compensation Table

Our non-employee directors will be compensated with options to purchase common stock or awards of common stock as determined by the compensation committee. Non-employee directors are also reimbursed for out-of-pocket costs incurred in connection with attending meetings.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock outstanding to the named executive officers at December 31, 2017.

	Number of securities underlying unexercised		Number of securities underlying	Weighted average
	Options (#)(1)		unexercised unearned options	option exercise price	Option expiration
Name	Exercisable	Unexercisable	(#)(1)	($)(1)	date

John Fieldly Interim CEO, CFO	443,333	196,666	196,666	1.15	Various

(1)	Represents grants of stock options under our Amended 2006 Incentive Stock Plan and 2015 Incentive Stock Plan.

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

2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan, adopted in April 2015, provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2015 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2015 Incentive Stock Plan is administered by the compensation committee of the board of directors. 5,999,968 shares of our common stock are currently reserved for issuance pursuant to the exercise of awards under the 2015 Incentive Stock Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the 2015 Incentive Stock Plan is equal to 15% of our then issued and outstanding common stock. Stock option and awards to purchase an aggregate of 2,531,832 shares of our common stock are outstanding under the 2015 Incentive Stock Plan as of the date of this Report.

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

	Number of
Names and addresses of	Shares
beneficial owners	of common stock (1)		Percentage of class (%)

John Fieldly	573,333	(1)	1.0

Nicholas Castaldo	233,333	(2)	*

Hal Kravitz	83,333	(2)	*

Kevin Harrington	233,333	(2)	*

Christopher Lai	76,667	(2)	*

Thomas E. Lynch	230,459	(2)	*

William H. Milmoe	21,079,653	(4)	37.8

all officers and directors as a group (seven (7) persons)	22,510,113	(5)	40.4

Other 5% or greater shareholders:

Carl De Santis	20,848,694	(6)	37.5
3161 Jasmine Drive Delray Beach, Florida 33483

Li Ka Shing	7,710,113	(7)	13.85
7/F Cheung Kong Center 2 Queen’s Road Central Hong Kong

Solina Chau Hoi Shuen House 4 2 Island Road, Hong Kong.	5,376,030	(8)	9.66

Russell Simmons 512 Seventh Avenue, 43rd Floor New York, NY 10018	3,972,659	(3)	7.14

Tim Leissner 512 Seventh Avenue, 43rd Floor New York, NY 10018	4,019,326	(3)	7.22

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

(4)          Represents (a) 47,626 shares of common stock held of record by Mr. Milmoe; (b) 183,333 shares of common stock issuable upon exercise of stock options; (c) 8,554,289 shares of common stock held of record by CDS Ventures, LLC (“CDS Ventures”); (d) 5,313,462 shares of common stock issuable upon conversion of Preferred C Shares held of record by CDS Ventures; (e) 2,329,781 shares of common stock held of record by CD Financial,; and (f) 4,651,163 shares of common stock issuable upon conversion of Preferred D Shares held of record by CD Financial. Mr. Milmoe and Carl DeSantis share voting power with respect to shares of common stock beneficially owned by CDS Ventures and CD Financial. Mr. Milmoe does not have dispositive power with respect to such shares.

(5)          Includes (a) the shares of common stock issuable upon the exercise of stock options held and the conversion of preferred stock beneficially owned by Mr. Milmoe as set forth in footnote (4) above; and (b) 1,566,666 shares of common stock issuable upon the exercise of stock options held by the Company’s other officers and directors.

(6)          Represents (a) 8,554,289 shares of common stock held of record by CDS Ventures; (b) 5,313,462 shares of common stock issuable upon conversion of Preferred C Shares held of record by CDS Ventures; (c) 2,329,781 shares of common stock held of record by CD Financial; and (d) 4,651,163 shares of common stock issuable upon conversion of Preferred D Shares held of record by CD Financial. Voting power of shares of common stock beneficially owned by CDS Ventures and CD Financial is shared by Mr. DeSantis and William H. Milmoe. Mr. De Santis has sole dispositive power with respect to such shares

(7)          Represents shares of common stock held of record by Charmnew Limited, over which shares Mr. Li has voting and dispositive power.

(8)          Represents shares of common stock held of record by Grieg International Limited and Oscar Time Limited, over which shares Ms. Chau has voting and dispositive power

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,602,502 shares	(1)	$1.09	3,468,136	(1)

Equity Compensation plans not approved by security holders	0 shares		n/a	0 shares

Total	4,602,502 shares	(1)	1.09	3,468,136	(1)

(1)	Represents shares of common stock reserved for issuance under our Amended 2006 Incentive Stock Plan and our 2015 Incentive Stock Plan.

Item 13.	Certain Relationships and Related Transactions.

Lease of Executive Offices

The Company’s executive offices located at 2424 N Federal Highway, Boca Raton, Florida 33431 are leased from a company affiliated with CD Financial. The lease expires in October 2020 and provides for monthly rent of $8,809. We believe that the monthly rent is commensurate with other properties available in the market.

Loan and Security Agreement with CD Financial

We originally entered into a loan and security agreement with CD Financial in July 2010, which provided us with a line of credit to fund operations. As amended in connection with a private investment transaction consummated in April 2015, the loan and security agreement provides Celsius with a revolving line of credit pursuant to which Celsius can borrow up to an aggregate maximum of $4.5 million from time to time until maturity in January 2020. The credit facility requires quarterly cash payments of interest only at the rate of five percent (5%) per annum until maturity and is secured by a pledge of substantially all the Company’s assets. As of December 31, 2017, the principal amount outstanding under the credit facility with CD Financial was $3.5 million.

Private Offering

Between December 30, 2016 and March 14, 2017, the Company raised an aggregate of $15.0 million in capital through the sale of an aggregate of 4,833,329 shares of our common stock at a purchase price of $3.00 per share in a private offering to 13 accredited investors. Investors in the private placement included:

●                     CD Financial (533,333 Shares);

●                     Charmnew Limited (800,000 Shares), an existing shareholder of record affiliated with Li Ka Shing, one of our principal shareholders;

●                     Grieg International Limited (533,333 Shares), an existing shareholder of record affiliated with Chau Hoi Shuen Solina, one of our principal shareholders;

●                     Nu Horizons Investment Group, LLC (433,333 Shares), an existing shareholder of record affiliated with Tim Leissner, a retired director and one of our principal shareholders; and Russell Simmons, one of our principal shareholders.

Approval of Related Party Transactions

All related party transactions are subject to the review, approval or ratification of our board of directors or an appropriate committee thereof.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the fees billed to us by D’Arelli Pruzansky, P.A. and Assurance Dimensions, P.A. for professional services rendered for the years ended December 31, 2017 and 2016, respectively.

	Year ended December 31,

	2017	2016

Audit fees	$87,000	$88,075
Tax fees	$8,000	$3,000
All other fees	$1,000	$3,000

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended*

3.2	Bylaws, as amended*

10.1	Loan and Security Agreement with CD Financial, LLC, as amended*

10.2	Investors’ Rights Agreement dated April 20, 2015*

10.3	Amended 2006 Incentive Stock Plan*+

10.4	2015 Incentive Stock Plan*+

10.5	Code of Ethics*

10.6	Audit Committee Charter*

10.7	Compensation Committee Charter*

10.8	Nominating and Corporate Governance Committee Charter*

10.9	Employment Agreement effective January 1, 2016 with Gerry David*+

10.10	Employment Agreement effective January 1, 2016 with John Fieldly*+

10.11	Common Stock Purchase Agreement dated April 20, 2015*

10.13	Consulting Agreement effective March 1, 2017 between the Company and Gerry David+**

10.14	Employment Agreement effective January 1, 2017 between the Company and John Fieldly+**

10.15	Addendum to Employment Agreement effective March 1, 2017 between the Company and John Fieldly+**

16.1	Letter from D’Arelli Pruzansky, P.A***

21.1	Subsidiaries of Registrant****

23.1	Consent of Independent Registered Public Accounting Firm****

31.1	Section 302 Certification by Chief Executive Officer and Chief Financial Officer ****

32.1	Section 906 Certification by Chief Executive Officer****

+Management compensation plan or arrangement.

*Previously filed as an Exhibit of the same number to the Company’s Registration Statement on Form 10 and incorporated herein by reference.

**Previously filed as an Exhibit of the same number to the Company’s Current Report on Form 8-K dated February 27, 2017 and incorporated herein by reference.

***Previously filed as an Exhibit of the same number to the Company’s Current Report on Form 8-K dated May 15, 2017 and incorporated herein by reference.

****Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2018	CELSIUS HOLDINGS, INC.

	By:	/s/ John Fieldly
John Fieldly, Interim President and Chief Executive Officer; Chief Financial Officer
(Principal Executive Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ John Fieldly	Interim President and Chief Executive Officer;	March 8, 2018
John Fieldly	Chief Financial Officer and Director
(Principal Executive, Financial and Accounting Officer)

/s/ Nicholas Castaldo	Director	March 8, 2018
Nicholas Castaldo

/s/ Kevin Harrington	Director	March 8, 2018
Kevin Harrington

/s/ Hal Kravitz	Director	March 8, 2018
Hal Kravitz

/s/ Chris Lai	Director	March 8, 2018
Chris Lai

/s/ Thomas E. Lynch	Director	March 8, 2018
Thomas E. Lynch

/s/ William H. Milmoe	Director	March 8, 2018
William H. Milmoe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Celsius Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheet of Celsius Holdings, Inc (the Company) as of December 31, 2017 and the related Consolidated Statement of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for the year ended December 31, 2017, and the related Notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The financial statements as of December 31, 2016, were audited by D’Arelli Pruzansky, P.A., who sold its audit practice to Assurance Dimensions, Inc. as of May 3, 2017, and whose report dated March 30, 2017, expressed an unmodified opinion on those statements

/s/ Assurance Dimensions

Coconut Creek, Florida

March 8, 2018

We have served as the Company’s auditor since 2017

Celsius Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$14,186,624	$11,747,138
Accounts receivable, net	6,375,658	2,787,732
Inventories, net	5,305,505	2,211,370
Prepaid expenses and other current assets	1,180,444	937,349
Total current assets	27,048,231	17,683,589

Property and equipment, net	62,642	33,533
Total Assets	$27,110,873	$17,717,122

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,311,824	$1,754,207
Accrued preferred dividend	133,883	353,666
Deferred revenue and other current liabilities	17,921	214,612
Total current liabilities	6,463,628	2,322,485

Long-term liabilities:
Line of credit note payable-related party	3,500,000	4,500,000
Total Liabilities	9,963,628	6,822,485

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 2,500,000 shares authorized, 6,760 and 6,380 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	7	6
Common stock, $0.001 par value; 75,000,000 shares authorized, 45,701,593 and 39,999,784 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	45,702	40,000
Additional paid-in capital	79,101,824	64,208,963
Accumulated other comprehensive loss	(39,378)	—
Accumulated deficit	(61,960,910)	(53,354,332)
Total Stockholders’ Equity	17,147,245	10,894,637
Total Liabilities and Stockholders’ Equity	$27,110,873	$17,717,122

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Operations

	For the year
	ended December 31,
	2017	2016
Revenue	$36,164,064	$22,760,987
Cost of revenue	20,733,387	13,031,153
Gross profit	15,430,677	9,729,834

Selling and marketing expenses 1	16,611,369	8,675,763
General and administrative expenses	6,899,275	3,899,031
Total operating expense	23,510,644	12,574,794

Loss from operations	(8,079,967)	(2,844,960)

Other Income (Expense):
Interest expense	(160,616)	(228,750)
Gain from the sales of equipment	—	6,095
Total Other Income (Expense)	(160,616)	(222,655)

Net Loss	(8,240,583)	(3,067,615)

Preferred stock dividend – other	(365,995)	(366,154)
Net Loss available to common stockholders	$(8,606,578)	$(3,433,769)

Weighted average shares outstanding	44,419,162	38,568,088
Loss per share, basic and diluted	$(0.19)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

 Consolidated Statements of Comprehensive Income

For the years ended December 31, 2017 and 2016

	For the year
	ended December 31,
	2017	2016
Net Loss available to common stockholders, as reported	$(8,606,578)	$(3,433,769)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) income	(39,378)	—
Other comprehensive (loss) income
Comprehensive income	$(8,645,956)	$(3,433,769)

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	Other-Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2015	6,380	$6	38,380,380	$38,380	$58,626,212	$—	$(49,920,563)	$8,744,035

Issuance of common stock pursuant to private placement			1,333,333	1,334	3,998,666			4,000,000
Issuance of common stock in exchange of service			250,000	250	559,750			560,000
Issuance of common stock pursuant to exercise of stock options			36,071	36	5,290			5,326
Stock option expense					1,019,045			1,019,045
Preferred stock dividend – other							(366,154)	(366,154)
Net loss							(3,067,615)	(3,067,615)
Balance at December 31, 2016	6,380	$6	39,999,784	$40,000	$64,208,963	$—	$(53,354,332)	$10,894,637

Issuance of common stock pursuant to private placement			3,333,329	3,333	9,996,615			9,999,948
Issuance of common stock in exchange of service			94,252	94	327,903			327,997
Issuance of common stock pursuant to exercise of stock options			1,940,895	1,942	944,633			946,575
Issuance of common stock in exchange of convertible note			333,333	333	999,666			999,999
Issuance of preferred stock for conversion of accrued dividends	380	1			382,999			383,000
Stock option expense					2,241,045			2,241,045
Foreign currency translation loss						(39,378)		(39,378)
Preferred stock dividend – other							(365,995)	(365,995)
Net loss							(8,240,583)	(8,240,583)
Balance at December 31, 2017	6,760	$7	45,701,593	$45,702	$79,101,824	$(39,378)	$(61,960,910)	$17,147,245

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

 Consolidated Statements of Cash Flows

	For the year ended
	December 31, 2017		December 31, 2016
Cash flows from operating activities:
Net Loss		$(8,240,583)	$(3,067,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		20,425	16,951
Gain on equipment		—	(6,095)
Stock-based compensation expense for services		327,997	—
Stock-based compensation expense		2,241,045	1,579,045
Changes in operating assets and liabilities:
Accounts receivable, net		(3,587,926)	(660,673)
Inventory		(3,094,135)	111,534
Prepaid expenses and other current assets		(243,095)	(271,082)
Accounts payable and accrued expenses		4,557,616	(51,697)
Accrued preferred dividends		(202,778)	(203,335)
Deposits/deferred revenue and other current liabilities		(196,691)	189,555
Net cash used in operating activities		(8,418,125)	(2,363,412)

Cash flows from investing activities:
Purchase of property and equipment		(49,534)	(30,830)
Proceeds from sale of equipment		—	7,760
Net cash (used in) investing activities		(49,534)	(23,070)

Cash flows from financing activities:
Net proceeds from sale of common stock		9,999,948	4,000,000
Proceeds from exercise of stock options		946,575	5,300
Net cash provided by financing activities		10,946,523	4,005,300

Effect on exchange rate changes on cash and cash equivalents		(39,378)	—

Net increase in cash and cash equivalents		2,439,486	1,618,818

Cash and cash equivalents at beginning of the year		11,747,138	10,128,320

Cash and cash equivalents at end of the year		$14,186,624	$11,747,138
Supplemental disclosures:
Cash paid during period for:
Interest		$160,855	$113,750
Preferred Dividends		$202,778	152,223
Taxes	$		$—
Non-cash investing and financing activities:
Accrued preferred dividends		$163,216	$154,269
Conversion of convertible note to common stock, related party		$999,999	$—
Conversion of accrued preferred dividend into preferred shares - related party		$383,000	$—

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

 Notes to Consolidated Financial Statements

December 31, 2017 and 2016

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Business —Celsius Holdings, Inc. (the “Company” or “Celsius Holdings”) was incorporated under the laws of the State of Nevada on April 26, 2005. On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Elite FX, Inc., a Florida corporation. Under the terms of the Merger Agreement, Elite FX, Inc. was merged into the Company’s subsidiary, Celsius, Inc. and became a wholly-owned subsidiary of the Company on January 26, 2007. In addition, on March 28, 2007 the Company established Celsius Netshipments, Inc. a Florida corporation as two subsidiaries of the Company. On February 7, 2017, the Company established Celsius Asia Holdings Limited a Hong Kong corporation as a wholly-owned subsidiary of the Company. On February 7, 2017 Celsius China Holdings Limited a Hong Kong corporation became a wholly-owned subsidiary of Celsius Asia Holdings Limited and on May 9, 2017, Celsius Asia Holdings Limited established Celsius (Beijing) Beverage Limited, a China corporation as a wholly-owned subsidiary of Celsius Asia Holdings Limited.

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

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the years ended December 31, 2017 and 2016 all material assets and revenues of the Company were in the United States except as disclosed in Note 2.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At December 31, 2017, the Company had approximately $14 million in excess of the Federal Deposit Insurance Corporation limit.

At December 31, 2017 and 2016, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2017	2016
A*	29.7%	36.8%
All other	70.3%	63.2%
Total	100.0%	100.0%

At December 31, 2017 and 2016, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2017	2016
A*	48%	53.8%
B	4.2%	11.5%
All other	47.8%	34.7%
Total	100.0%	100.0%

*Revenues and receivables from customer A are derived from a customer located in Sweden. Revenues from all other customers were mainly derived from the United States.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At December 31, 2017 and December 31, 2016, the Company did not have any investments with maturities of three months or less.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2017 and December 31, 2016, there was an allowance for doubtful accounts of $33,100 and $72,300, respectively.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company write offs against inventory during the period in which such materials and products are no longer usable or marketable. In 2017 and 2016, the Company recorded a write off of $36,300 and $201,000, respectively. The write offs are included in cost of revenue. Free Samples are recorded as cost of sales.

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

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $6.8 million and $4.3 million, during year ending December 31, 2017 and 2016, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $210,000 and $90,000 during year ending December 31, 2017 and 2016, respectively.

Foreign Currency Translation — Generally, foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Comprehensive Income. The Company incurred foreign currency translation loss of approximately $39,978 and $0 during the twelve months ending December 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximates fair value due to their relative short-term maturity and market interest rates.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at December 31, 2017 and December 31, 2016.

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

 December 31, 2017

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

The Company’s tax returns for tax years in 2014 through 2017 remain subject to potential examination by the taxing authorities.

Earnings per Share — Basic earnings per share are calculated by dividing net income (loss) available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of convertible debt, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of December 31, 2017, there were options outstanding to purchase 4.6 million shares, which exercise price averaged $1.82, Series C Preferred Stock outstanding to convert to 5.3 million common shares at $0.52 price per share and Series D Preferred Stock outstanding to convert to 4.7 million common shares at $0.86 price per share. There were no other dilutive common shares equivalents, including convertible notes and warrants, as no common share equivalents had an exercise price below the ending closing price of the year. The effects of dilutive instruments have not been presented as the effects would be anti-dilutive.

Celsius Holdings, Inc.

  Notes to Consolidated Financial Statements

  December 31, 2017

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

Cost of Sales — Cost of sales consists of the cost of concentrates and or beverage bases, the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound & out-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs. Raw materials account for the largest portion of the cost of sales. Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

Operating Expenses — Operating expenses include selling expenses such as warehousing expenses after manufacture, as well as expenses for advertising, samplings and in-store demonstrations costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include such costs as payroll costs, travel costs, professional service fees (including legal fees), depreciation and other general and administrative costs.

Shipping and Handling Costs — Shipping and handling costs for freight-out expense on goods shipped are included in cost of sales expenses in the accompanying consolidated statements of income. Freight-out expense on goods shipped for year ended December 31, 2017 and 2016 was approximately $3.3 million and $2.0 million, respectively.

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 deferred our effective date until January 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We have completed the process of evaluating the effect of the adoption and determined there were no changes required to our reported revenues as a result of the adoption. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods (sales of beverages to customers). Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 is consistent with our revenue recognition policy under previous guidance. We adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand our consolidated financial statement disclosures in order to comply with the ASU. We have determined the adoption of ASU 2015-14 will not have a material impact on our results of operations, cash flows, or financial position.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (consistent with debt discounts).

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU to have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company does not expect that adoption of this ASU to have a material effect on its consolidated financial statements.

In May 2017, FASB issued Accounting Standards Update 2017-09; Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards an entity is required to apply modification accounting under ASC 718. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In July 2017, FASB issued Accounting Standards Update 2017-11; Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non public Entities and Certain Mandatorily Redeemable Non controlling Interests with a Scope Exception. The guidance is intended to reduce the complexity associated with issuers’ accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

 December 31, 2017

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting) (“ASU 2015-15”). ASU 2015-15 allows debt issuance costs related to line-of-credit agreements to be presented in the balance sheet as an asset. ASU 2015-03 and ASU 2015-15 are effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. The Company plans to early adopt ASU 2015-03 and ASU 2015-15 as of December 31, 2017; the adoption is not expected to have a material impact on its consolidated financial position or results of operations.

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position with the exception of the updated previously disclosed above, there have been no new accounting pronouncements not yet effective that have significance to our consolidated financial statements.

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At December 31, 2017, the Company had an accumulated deficit of $62,000,288 which includes a net loss available to common stockholders of $8,606,578 for year ended December 31, 2017. During the twelve months ending December 31, 2017 the Company net cash used in operating activities totaled $8,418,125. While these factors alone may raise doubt as to the Company’s ability to continue as a going concern, the Company’s sale of an aggregate of $15 million in capital through the sale of an aggregate of 4,833,329 shares of our common stock at a purchase price of $3.00 per share in a private offering to 13 accredited investors between December 30, 2016 and March 14, 2017 is deemed sufficient to alleviate substantial doubt regarding the Company’s ability to continue as a going concern.

Our current operating plan for the next twelve (12) months plans on a sufficient financial condition and we do not contemplate obtaining additional financing. However, if our sales volumes do not meet our projections, expenses exceed our expectations, our plans change, we may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, we may be required to adjust our business plan, by reducing marketing and other expenses or seek additional financing. There can be no assurance that such financing, if required, will be available on commercially reasonable terms if at all.

3.	INVENTORIES

Inventories consist of the following at:

	December 31,	December 31,
	2017	2016
Finished goods	$4,137,239	$2,142,032
Raw Materials	1,204,560	270,143
Less: Inventory write down	(36,294)	(200,805)
Inventories, net	$5,305,505	$2,211,370

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $1,180,000 and $937,000, at December 31, 2017 and 2016, respectively, and consist mainly of prepaid consulting agreement with D3M Licensing Group, advertising, prepaid insurance, prepaid slotting fees, and deposits on purchases.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31,	December 31,
	2017	2016
Furniture and equipment	$341,159	$291,626
Less: accumulated depreciation	(278,517)	(258,093)
Total	$62,642	$33,533

Depreciation expense amounted to $20,425 and $16,951 during year ended December 31, 2017 and 2016, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31,	December 31,
	2017	2016
Accounts payable	$3,003,086	$858,131
Accrued expenses	3,308,738	896,076
Total	$6,311,824	$1,754,207

Celsius Holdings, Inc.

 Notes to Consolidated Financial Statements

 December 31, 2017

7.	DEFERRED REVENUE AND OTHER CURRENT LIABILITIES

Deferred revenue and other current liabilities consist of the following at:

	December 31,	December 31,
	2017	2016
Customer deposits	$—	$201,652
State bottle bill liability	17,921	12,960
Total	$17,921	$214,612

8.	LINE OF CREDIT NOTE PAYABLE - RELATED PARTY

Line of credit note payable - related party consists of the following as of:

	December 31,	December 31,
	2017	2016
Note Payable – line of credit
In July 2010, the Company entered a line of credit note payable with a related party which carries interest of five percent per annum paid quarterly. The Company can borrow up to $9,500,000. The Company has pledged all its assets as security for the line of credit. The note matures in January 2020, at which time the principal amount is due. During April 2015, the Company issued $4,000,000 of convertible series D preferred series in exchange for cancellation of $4,000,000 of this line, reducing the amount to $4,500,000. During March 2017, the Company issued $1,000,000 of common stock in exchange for cancellation of $1,000,000 of this line, reducing the amount to $3,500,000.
Long-term portion	$3,500,000	$4,500,000

Celsius Holdings, Inc.

 Notes to Consolidated Financial Statements

December 31, 2017

9.	PREFERRED STOCK – RELATED PARTY

On August 26, 2013, the Company entered into a securities purchase agreement (the “2013 Purchase Agreement”) with CDS Ventures of South Florida, LLC (“CDS”) and CD Financial, LLC (“CD”). CDS and CD are limited liability companies which are affiliates of Carl DeSantis, the Company’s principal shareholder. The Company issued 2,200 shares of its Series C Preferred Stock (the “Preferred C Shares”) in exchange for the conversion of a $550,000 short term loan from CDS and the conversion of $1,650,000 in indebtedness under the Company’s line of credit with CD (the “CD Line of Credit”). The Preferred C Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.52 per share at any time until December 31, 2018, at which time they will automatically convert into shares of our common stock determined by dividing the liquidation preference of $1,000 per Preferred C Share by the conversion price then in effect. The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred C Shares accrue cumulative annual dividends at the rate of 6% per annum, payable by the issuance of additional Preferred C Shares. The holder of Preferred C Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In April 2015, the Company issued 180 Preferred C Shares valued at $180,000 in settlement of $180,000 in accrued preferred C dividends. In October 2017, the Company issued 383 Preferred C Shares valued at $383,000 in settlement of $383,000 in accrued preferred C dividends. As of December 31, 2017, $83,000 of dividends has been accrued. The Preferred C Shares mature on December 31, 2018 and are redeemable only in exchange for shares of Company common stock.

On April 16, 2015, the Company entered into an amendment to its existing Loan and Security Agreement (the “Amendment”) with CD an affiliate of CDS Ventures and Mr. DeSantis. Pursuant to the Amendment, the outstanding principal amount of the CD Line of Credit was reduced by $4.0 million, which amount was converted into 4,000 shares of a newly-designated Series D Preferred Stock (the “Preferred D Shares”). This related party was given a conversion price of $0.86 per common share, whereas other investors purchased common shares at $0.89 in the private placement, as discussed in note 12. The difference of $0.03 per share, which resulted in $139,535, was recorded as a dividend in accordance with ASC 470-20-35, subsequent measurement for debt with conversion and other options. The Preferred D Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.86 per share until the earlier of the January 2, 2020 due date of our line of credit with CD Financial or such earlier date as the line of credit is satisfied (the “Mandatory Redemption Date”). The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred D Shares accrue cumulative annual cash dividends at the rate of 5% per annum, payable quarterly in cash and have a liquidation preference of $1,000 per share. On the Mandatory Redemption Date, the Preferred D Shares automatically convert into shares of our common stock in a number determined by dividing the $1,000 per Preferred D Share liquidation preference plus any accrued but unpaid dividends, by the conversion price then in effect. The Preferred D Shares may also be redeemed by us at any time on or after December 31, 2017, at a redemption price equal to 104% of the liquidation preference. The holder of the Preferred D Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law.  As of December 31, 2017, $51,000 of dividends has been accrued regarding these shares.

Celsius Holdings, Inc.

 Notes to Consolidated Financial Statements

December 31, 2017

10.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our shareholders Carl DeSantis. Currently, the lease expires on October 2020 with monthly rent of $8,809. The rental fee is commensurate with other properties available in the market.

Other related party transactions are discussed in notes 8, 9 and 12

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

Issuance of common stock pursuant to exercise of stock options

During the year ended December 31, 2017, the Company issued an aggregate of 1,940,895 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan. The Company received aggregate proceeds of $946,000 for options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

During the year ended December 31, 2016, the Company issued an aggregate of 36,071 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan. The Company recorded $5,326 for options exercised, of which $5,300 was for options that were exercised for cash, with the balance of the options being exercised on a “cashless” basis.

Issuance of preferred stock pursuant to private placement

Refer to note 10 for discussion on preferred stock issuances.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

12.	INCOME TAXES

Due to recurring losses for the years ended December 31, 2017 and 2016, the Company’s net tax provision was zero.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2017	2016
Statutory federal rate	(35.0)%	(35.0)%
State income tax rate, net of federal benefit	(3.5)%	(3.5)%
Permanent differences, including stock based compensation	5.9%	25.5%
Change in valuation allowance	23.1%	13.0%
Difference in foreign tax rates	9.5%	0.0%
Effective tax rate	0.0%	0.0%

At December 31, 2017 and 2016, the Company’s deferred tax assets were as follows:

Deferred Tax Liability	2017	2016

Property and equipment	(7,000)	—
Total deferred tax liability	(7,000	0.0

Deferred Tax Assets	2017	2016

Federal and state net operating loss carry forward	11,767,000	17,248,000
Foreign net operating loss carry forward	1,455,000	—
Other temporary differences	39,000	—
Total deferred tax asset	13,261,000	17,248,000
Net deferred tax asset	13,254,000	17,248,000
Less valuation allowance	(13,254,000)	(17,268,000)
	$—	$—

The Company’s valuation allowance decreased by $3,994,000 and $1,219,000 during 2017 and 2016 respectively. Total net operating loss carry forwards at December 31, 2017 were approximately $46.4 million. The losses, if unused, expire through 2037. During the year ended December 31, 2017 the Company began operations in China and Hong Kong. China has corporate tax rate of 25% with net operating loss carry forwards expiring after 5 years. The Company had $5.7 million of net operating loss carry forwards in China as of December 31, 2017. Hong Kong has a corporate tax rate of 17% with net operating loss carry forwards that don’t expire. The Company had $237,000 of net operating loss carry forwards in Hong Kong as of December 31, 2017. The Company’s net operating loss carry forwards may be limited due to ownership changes pursuant to Internal Revenue Code section 382. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 38.5% to 25.4%. The change in blended tax rate reduced the 2017 net operating loss carry forward deferred tax assets by approximately $6.1 million.

13.	STOCK-BASED COMPENSATION

The Company adopted an Incentive Stock Plan on January 18, 2007. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. While the plan terminates 10 years after the adoption date, issued options have their own schedule of termination. During 2013, the majority of the shareholders approved to increase the total available shares in the plan from 2.5 million to 3.5 million shares of common stock. During May 2014, the majority of the shareholders approved to increase the total available shares in the plan from 3.5 million to 4.25 million shares of common stock, during February 2015, the majority of the shareholders approved to increase the total available shares in the plan from 4.25 million to 4.6 million shares of common stock and during April 2015, the majority of the shareholders approved to increase the total available shares in the plan from 4.6 million to 5.1 million shares of common stock. Until 2017, options to acquire shares of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

 December 31, 2017

13.	STOCK-BASED COMPENSATION (CONTINUED)

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

The Company has issued options to purchase approximately 5.6 million shares at an average price of $1.04 with a fair value of $7.3 million. For the year ended December 31, 2017 and 2016, the Company issued options to purchase 1.2 million and 1.3 million shares. For the year ended December 31, 2017 and 2016, the Company recognized an expense of approximately $2.2 million and $1.6 million, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of December 31, 2017, the Company had approximately $3,699,000 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 3 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. There are options to purchase approximately 4.6 million shares that have vested, of which 2,007,221 shares were exercised as of December 31, 2017.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended December 31,
	2017	2016
Expected volatility	113% -140%	132% - 159%
Expected term	4 Years	4 Years
Risk-free interest rate	1.33% - 1.84%	1.23%-1.61%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

13.	STOCK-BASED COMPENSATION (CONTINUED)

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2017 and changes during the period ending on that date is as follows:

					Weighted
		Weighted Average		Aggregate	Average
	Shares	Exercise	Fair	Intrinsic	Remaining
	(000’s)	Price	Value	Value	Term (Yrs)
Options
At December 31, 2015	4,634	$0.81	$0.41	$5,300	5.49
Granted	1,327	2.01	0.33
Exercised	(40)	0.42
Forfeiture and cancelled	(285)	1.81	0.38
At December 31, 2016	5,636	$1.04	$0.41	$7,317	5.06
Granted	1,190	3.82
Exercised	(2,007)	0.82
Forfeiture and cancelled	(217)	1.77
At December 31, 2017	4,602	1.82		$12,476	4.23

Exercisable at December 31, 2017	3,250	1.09			3.65

The following table summarizes information about employee stock options outstanding at December 31, 2017:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Averaged	Averaged	at	Averaged	Averaged
Exercise	December 31,	Remaining	Exercise	December 31,	Exercise	Remaining
Price	2017 (000’s)	Life	Price	2017 (000’s)	Price	Life
$0.20 - $0.53	1,135	3.48	$0.26	1,135	$0.26	3.48
$0.65 - $1.80	1,062	2.44	$0.86	1,016	$0.85	2.40
$1.83 - $2.84	1,228	4.64	$2.07	783	$2.09	4.45
$3.20 - $6.20	1,169	6.17	$3.90	309	3.86	6.38
$7.20 - $22.00	8	1.88	$10.36	8	$10.36	1.88
Outstanding options	4,602	4.23	$1.82	3,251	$1.09	3.65

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

14.	COMMITMENTS AND CONTINGENCIES

On February 22, 2017, we were served with a summons and complaint with respect to a breach of contract action filed in Superior Court of the State of California, Los Angeles County, by Statewide Beverage Company, Inc. (“Statewide”), a former distributor of the Company’s products, whose distribution agreement, the Company had terminated effective November 2016 for “cause” (non-payment of invoices within the applicable grace period provided in the distribution agreement). The complaint alleges that the distribution agreement was terminated without “cause” and seeks unspecified damages consisting of termination payments and fees which would be due upon a termination without “cause,” but not on a termination for “cause” as well as certain invasion fees allegedly due under the terms of the distribution agreement. The Company believes that it validly terminated the agreement for “cause” and will vigorously defend against the action. The Company accrued $85,000 in expense as of December 31, 2016 associated with this complaint based on an estimate of legal fees, since the agreement was terminated in November of 2016. The action filed in the Superior Court of the State of California, Los Angeles County is on going as of December 31, 2017.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of December 31, 2017.

The Company entered into an office lease with a related party (see note 10) effective October 2015. The monthly rent amounts to $8,809 per month and the lease terminates in October 2020. Future annual minimum payments required under operating lease obligations at December 31, 2017 are as follows:

Future Minimum Lease Payments

Year ending December 31,
2018	$116,720
2019	120,078
2020	102,455
Total	$339,253

15.	SUBSEQUENT EVENTS

Between January 1, 2018 and March 8, 2018, the Company issued an aggregate of 269,444 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan. The Company recorded $11,000 for options exercised.