Form 10-Q
period 2018-03-31
Celsius Holdings, Inc.
filed 2018-05-10
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Commission file number: 000-55663

CELSIUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2745790
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2424 N Federal Highway, Suite 208, Boca Raton, Florida 33431

(Address of Principal Executive Offices)

(561) 276-2239

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 9, 2018 was 50,959,869 shares.

ITEM 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2018 (Unaudited)	December 31, 2017 (1)
ASSETS

Current assets:
Cash	$9,987,713	$14,186,624
Accounts receivable, net	9,073,880	6,375,658
Inventories, net	6,668,742	5,305,505
Prepaid expenses and other current assets	3,158,057	1,180,444
Total current assets	28,888,392	27,048,231

Property and equipment, net	66,406	62,642
Total Assets	$28,954,798	$27,110,873
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$10,219,925	$6,311,824
Accrued preferred dividend	165,462	133,883
Customer advances and other current liabilities	21,980	17,921
Total current liabilities	10,407,367	6,463,628

Long-term liabilities:
Line of credit note payable-related party	3,500,000	3,500,000
Total Liabilities	13,907,367	9,963,628
Commitments and contingences (note 14)
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 2,500,000 shares authorized, 2,760 and 6,760 shares issued and outstanding at March 31, 2018 and December 31, 2017	3	7
Common stock, $0.001 par value; 75,000,000 shares authorized, 50,956,869 and 45,701,593 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	50,957	45,702
Additional paid-in capital	80,009,458	79,101,824
Accumulated other comprehensive loss	(92,882)	(39,378)
Accumulated deficit	(64,920,105)	(61,960,910)
Total Stockholders’ Equity	15,047,431	17,147,245
Total Liabilities and Stockholders’ Equity	$28,954,798	$27,110,873

(1)	Derived from Audited Financial Statements

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2018	2017
Revenue	$12,059,976	$6,000,429
Cost of revenue	7,296,295	3,617,623
Gross profit	4,763,681	2,382,806

Selling and marketing expenses	5,599,271	2,153,087
General and administrative expenses	2,002,655	2,062,963
Total operating expense	7,601,926	4,216,050

Income (Loss) from operations	(2,838,245)	(1,833,244)

Other Income (Expense):
Interest expense	(38,259)	(48,056)
Total Other Income (Expense)	(38,259)	(48,056)

Net Loss	(2,876,504)	(1,881,300)
Preferred stock dividend	(82,691)	(90,245)
Net Loss available to common stockholders	$(2,959,195)	$(1,971,545)

Loss per share:
Basic	$(0.06)	$(0.05)
Diluted	$(0.06)	$(0.05)
Weighted average shares outstanding:
Basic	47,449,553	41,783,853
Diluted	47,449,553	41,783,853

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2018 and 2017

	For the three months
	ended March 31,
	2018	2017
Net Loss available to common stockholders, as reported	$(2,959,195)	$(1,971,545)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) income	(53,504)	—

Comprehensive loss	$(3,012,699)	$(1,971,545)

The accompanying notes are an integral part of these in-audited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net Loss	$(2,876,504)	$(1,881,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,953	4,234
Stock-based compensation expense	770,862	782,314
Changes in operating assets and liabilities:
Accounts receivable, net	(2,698,222)	(486,209)
Inventories net	(1,363,237)	(366,250)
Prepaid expenses and other current assets	(1,977,614)	(876,634)
Accounts payable and accrued expenses	3,908,101	1,833,713
Accrued preferred dividends	(51,111)	(51,111)
Deferred revenue and other current liabilities	4,059	179,976
Net cash used in operating activities	(4,275,713)	(861,267)

Cash flows from investing activities:
Purchase of property and equipment	(11,717)	(6,332)

Net cash (used in) investing activities	(11,717)	(6,332)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	9,999,948
Proceeds from exercise of stock options	142,023	25,000
Net cash provided by financing activities	142,023	10,024,948
Effect of exchange rate changes on cash and cash equivalents	(53,504)	—
Net (decrease) increase in cash	(4,198,911)	9,157,349
Cash at beginning of the period	14,186,624	11,747,138
Cash at end of the period	$9,987,713	$20,904,487
Supplemental disclosures:
Cash paid during period for:
Interest	$38,259	$48,056
Non-cash investing and financing activities:
Accrued preferred dividends	$82,691	$90,245
Conversion of convertible note to common shares, related-party	$—	$1,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Business —Celsius Holdings, Inc. (the “Company” or “Celsius Holdings”) was incorporated under the laws of the State of Nevada on April 26, 2005. On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Elite FX, Inc., a Florida corporation. Under the terms of the Merger Agreement, Elite FX, Inc. was merged into the Company’s subsidiary, Celsius, Inc. and became a wholly-owned subsidiary of the Company on January 26, 2007. In addition, on March 28, 2007 the Company established Celsius Netshipments, Inc. a Florida corporation as a subsidiary of the Company. On February 7, 2017, the Company established Celsius Asia Holdings Limited a Hong Kong corporation as a wholly-owned subsidiary of the Company. On February 7, 2017 Celsius China Holdings Limited a Hong Kong corporation became a wholly-owned subsidiary of Celsius Asia Holdings Limited and on May 9, 2017, Celsius Asia Holdings Limited established Celsius (Beijing) Beverage Limited, a China corporation as a wholly-owned subsidiary of Celsius Asia Holdings Limited.

Since the merger, the Company is engaged in the development, marketing, sale and distribution of “functional” calorie-burning fitness beverages under the Celsius® brand name.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the 10K filed for December 31, 2017 and notes thereto and other pertinent information contained in our General Form for Registration of Securities of Form 10 as filed with the Securities and Exchange Commission (the “Commission”). The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated.

Significant Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserves for inventory obsolescence, the useful lives and values of property, fixtures and equipment, valuation of stock-based compensation, and deferred tax asset valuation allowance.

Segment Reporting — Although the Company has a number of operating divisions, separate segment data has not been presented, as they meet the criteria for aggregation as permitted by ASC Topic 280, Segment Reporting, (formerly Statement of Financial Accounting Standards (SFAS) No. 131, Disclosed About Segments of an Enterprise and Related Information.)

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the three months ended March 31, 2018 and 2017 all material assets and revenues of the Company where in the United States except as disclosed in Note 2.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At March 31, 2018, the Company had approximately $10 million in excess of the Federal Deposit Insurance Corporation limit.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

At March 31, 2018 and 2017, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2018	2017
A*	18.0%	18.1%
B	7.7%	11.0%
C	5.5%	11.0%
D	7.6%	10.6%
E	11.6%	—
All other	49.6%	49.3%
Total	100.0%	100.0%

At March 31, 2017 and December 31, 2017, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2018	2017
A*	41.5%	47.7%
B*	19.0%	9.0
All other	39.4%	43.3%
Total	100.0%	100.0%

*Revenues and receivables from customer A are derived from a customer located in Sweden and customer B are derived from a customer located in China. Revenues from all other customers were mainly derived in the United States.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At March 31, 2018 and March 31, 2017, the Company did not have any investments with maturities of three months or less.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2018 and March 31, 2017, there was an allowance for doubtful accounts of $23,504 and $36,800, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company outsources its manufacturing process and as a result has no work in process inventories. The Company writes down against inventory during the period in which such materials and products are no longer usable or marketable. At March 31, 2018 and December 31, 2017, the Company recorded a reserve of $39,000 and $36,000 respectively. The changes in reserve are included in cost of revenue.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

Revenue Recognition —Revenue is derived from the sale of beverages. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Any discounts, slotting fees, sales incentives or similar arrangements with the customer are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue, Reference not 3.

Customer Advances — From time to time the Company requires prepayments for deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $4.0 million and $926,000, during three months ending March 31, 2018 and 2017, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $121,000 and $71,000 during the three months ending March 31, 2018 and 2017, respectively.

Foreign Currency Translation — Generally, foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Comprehensive Income. The Company incurred foreign currency translation loss of approximately $53,500 and $0 during the three months ending March 31, 2018 and 2017, respectively.

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at March 31, 2018 and December 31, 2017.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

Earnings per Share — Basic earnings per share are calculated by dividing net income (loss) available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of convertible debt, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of March 31, 2017, there were options outstanding to purchase approximately 5.1 million shares, which exercise price averaged $2.83, and Series C Preferred Stock outstanding to convert to 5.3 million common shares at $0.52 price per share. There were no other dilutive common shares equivalents, including convertible notes and warrants, as no common share equivalents had an exercise price below the ending closing price of the year. The effects of dilutive instruments have not been presented as the effects would be anti-dilutive.

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

Cost of Sales — Cost of sales consists of the cost of concentrates and or beverage bases, the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound & out-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs. Raw materials account for the largest portion of the cost of sales which include cans, bottles, other containers, flavors, ingredients and packaging materials changes in inventory reserve and write downs of inventory are included in cost of sales.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for three months ended March 31, 2018 and 2017 was $1.1 million and $635,200, respectively.

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient that allows companies to not evaluate (under Topic 842) existing or expired land easements that were not previously accounted for as leases (under Topic 840). Topic 842 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. Topic 842 requires a modified retrospective approach, which includes several optional practical expedients. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The objective of the ASU is to improve the financial reporting of hedging relationships in order to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-12 on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). The objective of the ASU is to allow a reclassification from accumulated comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”) and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-02 on the Company’s consolidated financial statements.

As of January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted the standard using the modified retrospective method and did not have a material impact on its consolidated financial statements. The Company expects that the impact to net income of the new standard will be immaterial on an ongoing quarterly and annual basis. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 3 for additional information regarding the Company’s adoption of ASC 606.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position with the exception of the updated previously disclosed above, there have been no new accounting pronouncements not yet effective that have significance to our consolidated financial statements.

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At March 31, 2018, the Company had an accumulated deficit of $64,920,105 which includes a net loss available to common stockholders of $2,959,195 for the three months ended March 31, 2018. During the three months ending March 31, 2018 the Company net cash used in operating activities totaled $4,275,713. While these factors alone may raise substantial doubt as to the Company’s ability to continue as a going concern, the Company’s sale of an aggregate of $15 million in capital through the sale of an aggregate of 4,833,329 shares of our common stock at a purchase price of $3.00 per share in a private offering to 13 accredited investors between December 30, 2016 and March 14, 2017 and remaining cash and other current assets is deemed sufficient to alleviate substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

3.	REVENUE

The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Sales taxes and other similar taxes are excluded from revenue.

The adoption of ASC 606 resulted in an immaterial impact to the individuals financial statement line items of the Company’s unaudited Consolidated Statements of Income during the three months ended March 31, 2018.

Information about the Company’s net sales by reporting segment for the three months ended March 31, 2018 and 2017 is as follows:

	For the three months ended
	March 31,	March 31,
	2018	2017

North America	$8,096,080	$4,797,519
Europe	2,506,433	1,152,366
Asia	1,389,277	—
Other	68,186	50,544
Net sales	$12,059,976	$6,000,429

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

4.    INVENTORIES

Inventories consist of the following at:

	March 31,	December 31,
	2018	2017

Finished goods	$4,487,429	$4,137,239
Raw Materials	2,220,403	1,204,560
Less: Inventory reserves	(39,090)	(36,294)
Inventories, net	$6,668,742	$5,305,505

5.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $3,158,000 and $1,180,000, at March 31, 2018 and December 31, 2017, respectively, and consist mainly of prepaid advertising, prepaid insurance, prepaid slotting fees, deposits on purchases, and customer deposits.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31,	December 31,
	2018	2017

Furniture and equipment	$352,876	$341,159
Less: accumulated depreciation	(286,470)	(278,517)
Total	$66,406	$62,642

Depreciation expense amounted to $7,953 and $4,233 during the three months ended March 31, 2018 and 2017, respectively

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31,	December 31,
	2018	2017

Accounts payable	$4,817,219	$3,003,086
Accrued expenses	5,402,706	3,308,738
Total	$10,219,925	$6,311,824

8.	DEFERRED REVENUE AND OTHER CURRENT LIABILITIES

Deferred revenue and other current liabilities consist of the following at:

	March 31,	December 31,
	2018	2017

Customer deposits	$—	$—
State bottle bill liability	21,980	17,921
Total	$21,980	$17,921

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

9.	LINE OF CREDIT NOTE PAYABLE - RELATED PARTIES

Line of credit note payable - related parties consists of the following as of:

	March 31,	December 31,
	2018	2017
Note Payable – line of credit
In July 2010, the Company entered a line of credit note payable with a related party which carries interest of five percent per annum paid quarterly. The Company has pledged all its assets as security for the line of credit. The note matures in January 2020, at which time the principal amount is due. During April 2015, the Company issued $4,000,000 of convertible series D preferred series in exchange for cancellation of $4,000,000 of this line, reducing the amount to $4,500,000. During March 2017, the Company issued $1,000,000 of common stock in exchange for cancellation of $1,000,000 of this line, reducing the amount and line to $3,500,000.
Long-term portion	$3,500,000	$3,500,000

10.	PREFERRED STOCK – RELATED PARTY

On August 26, 2013, the Company entered into a securities purchase agreement (the “2013 Purchase Agreement”) with CDS Ventures of South Florida, LLC (“CDS”) and CD Financial, LLC (“CD”). CDS and CD are limited liability companies which are affiliates of Carl DeSantis, the Company’s principal shareholder. The Company issued 2,200 shares of its Series C Preferred Stock (the “Preferred C Shares”) in exchange for the conversion of a $550,000 short term loan from CDS and the conversion of $1,650,000 in indebtedness under the Company’s line of credit with CD (the “CD Line of Credit”). The Preferred C Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.52 per share at any time until December 31, 2018, at which time they will automatically convert into shares of our common stock determined by dividing the liquidation preference of $1,000 per Preferred C Share by the conversion price then in effect. The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred C Shares accrue cumulative annual dividends at the rate of 6% per annum, payable by the issuance of additional Preferred C Shares. The holder of Preferred C Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In April 2015, the Company issued 180 Preferred C Shares valued at $180,000 in settlement of $180,000 in accrued preferred C dividends and in November 2017, the Company issued 383 Preferred C Shares valued at $383,000 in settlement of $383,000 in accrued preferred C dividends. As of March 31, 2018, $125,500 of dividends has been accrued. The Preferred C Shares mature on December 31, 2018 and are redeemable only in exchange for shares of Company common stock.

On April 16, 2015, the Company entered into an amendment to its existing Loan and Security Agreement (the “Amendment”) with CD an affiliate of CDS Ventures and Mr. DeSantis. Pursuant to the Amendment, the outstanding principal amount of the CD Line of Credit was reduced by $4.0 million, which amount was converted into 4,000 shares of a newly-designated Series D Preferred Stock (the “Preferred D Shares”). This related party was given a conversion price of $0.86 per common share, whereas other investors purchased common shares at $0.89 in the private placement, as discussed in note 12. The difference of $0.03 per share, which resulted in $139,535, was recorded as a dividend in accordance with ASC 470-20-35, subsequent measurement for debt with conversion and other options. The Preferred D Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.86 per share until the earlier of the January 2, 2021 due date of our line of credit with CD Financial or such earlier date as the line of credit is satisfied (the “Maturity Date”). The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred D Shares accrue cumulative annual cash dividends at the rate of 5% per annum, payable quarterly in cash and have a liquidation preference of $1,000 per share. On the Maturity Date, the Preferred D Shares automatically convert into shares of our common stock in a number determined by dividing the $1,000 per Preferred D Share liquidation preference plus any accrued but unpaid dividends, by the conversion price then in effect. The Holder shall have the right, at its election, to require the Company to redeem all or any portion of the shares held by the holder in exchange for cash or common stock upon the occurrence of certain events which management believes are under the control of the Company. As of March 31, 2018, none of the contingent events have occurred and in accordance with ASC-480-10-25 “Distinguishing Liabilities from Equity” and Regulation S-X-Rule 5-02-27, the Company has classified these shares as permanent equity. The Preferred D Shares may also be redeemed by us at any time on or after December 31, 2017, at a redemption price equal to 104% of the liquidation preference. The holder of the Preferred D Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. As of March 31, 2018, $40,000 of dividends has been accrued regarding these shares. In March 2018, the Preferred D shares were converted into 4,651,163 Common Shares.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

11.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD which is controlled by Carl DeSantis, a principal shareholder (see note 13). Currently, the lease expires on October 2020 with monthly rent of $9,727. The rental fee is commensurate with other properties available in the market.

Other related party transactions are discussed in notes 8 and 9.

12.	STOCKHOLDERS’ EQUITY

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

Issuance of common stock pursuant to exercise of stock options

During the three months ended March 31, 2018, the Company issued an aggregate of 604,113 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan. The Company received aggregate proceeds of $142,000 for options exercised for cash, with the balance of the options having been exercised on a “cashless” basis

During the year ended December 31, 2017, the Company issued an aggregate of 1,940,895 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan. The Company received aggregate proceeds of $946,000 for options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

Issuance of preferred stock pursuant to private placement

Refer to note 10 for discussion on preferred stock issuances.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

Under the 2015 Stock Option Plan the Company has issued options to purchase approximately 3.7 million shares at an average price of $3.63 per share with a fair value of $8.1 million. For the three months ended March 31, 2018 and 2017, the Company issued options to purchase 1.1 million and 1.0 million shares. For the three months ended March 31, 2018 and 2017, the Company recognized an expense of approximately $770,862 and $444,164, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of March 31, 2018, the Company had approximately $6,275,000 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 3 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. There are options to purchase approximately 2.8 million shares that are vested as of March 31, 2018.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Three months ended March 31,
	2018	2017
Expected volatility	62.91 – 62.98	137% - 140%
Expected term	4.77 – 5 Years	4 Years
Risk-free interest rate	2.56% - 2.57%	1.33%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

A summary of the status of the Company’s outstanding stock options as of March 31, 2018 and changes during the period ending on that date is as follows:

		Weighted Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares (000’s)	Price	Value (000’s)	Term (Yrs)
Options
Balance at December 31, 2017	4,602	$1.82	$12,476	4.23
Granted	1,096	$5.76
Exercised	(588)	$0.40
Forfeiture and cancelled	(23)	$2.60
At March 31, 2018	5,087	$2.83	$8,329	5.26

Exercisable at March 31, 2018	2,868	$1.56

The following table summarizes information about employee stock options outstanding at March 31, 2018:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Averaged	Averaged	at	Averaged	Averaged
Exercise	March 31,	Remaining	Exercise	March 31,	Exercise	Remaining
Price	2018 (000’s)	Life	Price	2018 (000’s)	Price	Life
$0.20 - $0.53	605	3.89	$0.28	605	$0.28	3.89
$0.65 - $1.80	1,044	1.85	$0.85	1,020	$0.85	1.85
$1.83 - $2.84	1,171	4.08	$2.06	757	$2.08	4.02
$3.20 - $6.20	2,259	2.81	$4.80	444	3.98	5.21
$7.20 - $22.00	8	1.38	$10.36	8	$10.36	1.38
Outstanding options	5,087	3.03	$2.83	2,835	$1.57	3.39

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended March 31, 2018 and 2017 is presented in the following table:

	For the Three Months ended
	March 31, 2018		March 31, 2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	—	$—	—	—
Granted	100,000	3.64	100,000	3.64
Vested	33,333	—	—	—
Unvested at end of period	66,667	$3.64	100,000	3.64

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of March 31, 2018 was $242,609 and is expected to be recognized over a weighted average period of 1.92 years.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

14.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of March 31, 2018.

The Company entered into an office lease with a related party (see note 10) effective October 2015. The monthly rent amounts to $9,727 per month and the lease terminates in October 2020. Future annual minimum payments required under operating lease obligations at March 31, 2018 are as follows:

Future Minimum Lease Payments

Year ending December 31,
2018	$87,540
2019	120,078
2020	102,455
Total	$310,073

15.	SUBSEQUENT EVENTS

 Between April 1, 2018 and May 10, 2018, the Company issued an aggregate of 3,000 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan. The Company received $6,665 for options exercised.

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

During the first quarter of 2018, we introduced two extensions of our product line, a line of naturals, consisting of three sparkling and three non-carbonated beverages three carbonated beverages targeted at the natural channel and Celsius Heat™ a three-flavor dietary supplement line which contains the same proprietary CELSIUS® thermogenic formula, with 300 mg of caffeine and 2,000 mg of L-Citrulline added. Designed for consumers looking to optimize their training results, Celsius Heat™ is targeting athletic trainers, body builders, military personnel, and endurance athletes.

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

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenue

For the three months ended March 31, 2018, revenue was approximately $12.06 million, an increase of $6.06 million or 101% from $6.00 million for same period in the prior year. The revenue increase of 101% was attributable in large part to blended growth rates of 69% growth in North American revenues primarily attributable to double digit growth in existing accounts and new distribution expansion. European sales achieved 118% growth mainly as a result of the launch of a BCAA Celsius line extension in Northern Europe and in Asia revenues grew 100% mainly as a result of our initial product line launch in China. The increase in revenue from the 2017 period to the 2018 period was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
Revenue Source	2018	2017	Change

Total Revenue	$12,059,976	$6,000,429	101%

North American Revenue	$8,096,080	$4,979,519	69%

European Revenue	$2,506,433	$1,152,366	118%

Asian Revenue	$1,389,277	$—	100%

Other	$68,186	$50,544	35%

Gross profit

For the three months ended March 31, 2018, gross profit increased by approximately $2.38 million or 100% to $4.76 million, from $2.38 million for the same period in 2017. Gross profit margins decreased 0.2% to 39.5% for the three months ended March 31, 2018, from the same period in 2017 for comparable reasons. The decrease in gross profit margin is due to increases in new account promotional activities. The improvement in gross profit in 2018 compared to the 2017 period is primarily attributable to the increases in revenue generated by additional sales volume as described above.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2018 were approximately $5.60 million, an increase of $3.45 million or 160% from $2.15 million in the same period in 2017. The increase is due primarily to increases in investments in human resources and increases in marketing programs in Asia (including initial launch of our products in China) totaling $2.40 million and increased investments in North American marketing programs.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2018 were approximately $2.00 million, a decrease of $0.06 million, or 2.9%, from $2.06 million for the three months ended March 31, 2017. The decrease was primarily due to savings in human resources associated with a $423,000 CEO retirement compensation payment paid in 2017, which was offset by investments in human resources of $226,000, increases in insurance cost $30,000, increases in professional fees $76,000, increased investments in research and development costs $50,000, increases in depreciation expense $4,000, offset by savings in option expense of $11,000.

Other expense

Total other expense decreased to approximately $38,000 for three months ended March 31, 2018, from $48,000 for the same period in 2017, as a result of savings in interest expense.

Net Income (Loss)

As a result of the above, for the three months ended March 31, 2018, Celsius had net loss of approximately $2.9 million, and after giving effect to preferred stock dividends of $82,691, a net loss available to common shareholders of $2.96 million or $0.06 per share based on a weighted average of 47,449,449 shares outstanding. In comparison, for the three months ended March 31, 2017 we had net loss of approximately $1.88 million, and after giving effect to preferred stock dividends of $90,245, a net loss available to common shareholders of $1.97 million or $0.05 per share based on a weighted average of 41,783,853 shares outstanding.

Liquidity and Capital Resources

As of March 31, 2018, and December 31, 2017, we had cash of approximately $10.0 million and $14.2 million, respectively, and working capital of approximately $18.5 million and $20.6 million, respectively. Cash used in operations during the three months ended March 31, 2018 and the year ended December 31, 2017, totaled approximately $4.3 million and $2.4 million, respectively, reflecting capital investments in sales and marketing programs and human resources initiatives.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facility with CD Financial, LLC (“CD Financial”), an affiliate of Carl DeSantis, a principal shareholder of the Company.

We originally entered into a loan and security agreement with CD Financial in July 2010, which provided us with a line of credit to fund operations. As amended in connection with an April 2015 private investment and related transactions, the loan and security agreement provides Celsius with a revolving line of credit pursuant to which Celsius can borrow up to an aggregate maximum of $4.5 million from time to time until maturity in January 2020. The credit facility requires quarterly cash payments of interest only at the rate of five percent (5%) per annum until maturity and is secured by a pledge of substantially all the Company’s assets. As of March 31, 2018, the principal amount outstanding under the credit facility with CD Financial was $3.5 million.

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

Off Balance Sheet Arrangements

As of March 31, 2018, and December 31, 2017, we had no off-balance sheet arrangements.

Item 3.	Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer, who also currently serves as our Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of March 31, 2018 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who also currently serves as our interim Chief Financial Officer (our Principal Executive, Financial and Accounting Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our including our Chief Executive Officer, who also currently serves as our interim Chief Financial Officer (our Principal Executive, Financial and Accounting Officer) has concluded that as of March 31, 2018, our disclosure controls and procedures were effective.

Our Chief Executive Officer, who also currently serves as our interim Chief Financial Officer (our Principal Executive, Financial and Accounting Officer) does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our including our Chief Executive Officer, who also currently serves as our interim Chief Financial Officer (our Principal Executive, Financial and Accounting Officer) has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

See “Item 1.A. Risk Factors.” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.

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

CELSIUS HOLDINGS, INC.

Dated: May 10, 2018	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)