Form 10-Q
period 2018-06-30
Celsius Holdings, Inc.
filed 2018-08-09
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 8, 2018 was 51,123,151 shares.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2018 (Unaudited)	December 31, 2017 (1)
ASSETS

Current assets:
Cash	$8,495,911	$14,186,624
Accounts receivable, net	6,624,534	6,375,658
Inventories, net	6,231,029	5,305,505
Prepaid expenses and other current assets	2,674,066	1,180,444
Total current assets	24,025,540	27,048,231

Property and equipment, net	121,057	62,642
Total Assets	$24,146,597	$27,110,873
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$7,532,328	$6,311,824
Accrued preferred dividend	168,626	133,883
Customer advances and other current liabilities	38,904	17,921
Total current liabilities	7,739,858	6,463,628

Long-term liabilities:
Note payable-related party	3,500,000	3,500,000
Total Liabilities	11,239,858	9,963,628
Commitments and contingences (note 14)
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 2,500,000 shares authorized, 2,760 and 6,760 shares issued and outstanding at June 30, 2018 and December 31, 2017	3	7
Common stock, $0.001 par value; 75,000,000 shares authorized, 51,063,151 and 45,701,593 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	51,063	45,702
Additional paid-in capital	81,226,797	79,101,824
Accumulated other comprehensive loss	(59,197)	(39,378)
Accumulated deficit	(68,311,927)	(61,960,910)
Total Stockholders’ Equity	12,906,739	17,147,245
Total Liabilities and Stockholders’ Equity	$24,146,597	$27,110,873

(1)	Derived from Audited Financial Statements

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenue	$9,298,327	$10,236,898	$21,358,303	$16,237,327
Cost of revenue	5,316,508	5,670,277	12,612,803	9,287,900
Gross profit	3,981,819	4,566,621	8,745,500	6,949,427

Selling and marketing expenses	4,148,173	2,417,812	9,747,444	4,570,899
General and administrative expenses	3,140,551	1,639,558	5,143,206	3,702,521
Total operating expenses	7,288,724	4,057,370	14,890,650	8,273,420

Income (loss) from operations	(3,306,905)	509,251	(6,145,150)	(1,323,993)

Other Income (Expense):
Interest expense	(41,753)	(38,478)	(80,012)	(86,534)
Total Other Income (Expense)	(41,753)	(38,478)	(80,012)	(86,534)

Net Income (Loss)	(3,348,658)	470,773	(6,225,162)	(1,410,527)
Preferred stock dividend	(43,164)	(91,248)	(125,855)	(181,493)
Net income (loss) available to common stockholders	$(3,391,822)	$379,525	$(6,351,017)	$(1,592,020)

Income (Loss) per share:
Basic	$(0.07)	$0.01	$(0.13)	$(0.04)
Diluted	$(0.07)	$0.01	$(0.13)	$(0.04)
Weighted average shares outstanding:
Basic	51,003,803	44,650,052	48,952,357	43,234,159
Diluted	51,003,803	56,877,616	48,952,357	43,234,159

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income (loss) available to common stockholders, as reported	$(3,391,822)	$379,525	$(6,351,017)	$(1,592,020)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) income	33,685	—	(19,819)	—
Comprehensive income (loss)	(3,358,137)	379,525	(6,370,836)	(1,592,020)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net Loss	$(6,225,162)	$(1,410,527)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,648	8,674
Stock-based compensation expense	1,950,627	1,362,729
Changes in operating assets and liabilities:
Accounts receivable, net	(248,876)	(2,066,226)
Inventories net	(925,524)	(1,046,091)
Prepaid expenses and other current assets	(1,493,622)	(1,026,286)
Accounts payable and accrued expenses	1,176,268	1,626,399
Accrued preferred dividends	(46,877)	(101,111)
Deferred revenue and other current liabilities	20,983	(83,291)
Net cash used in in operating activities	(5,772,535)	(2,735,730)

Cash flows from investing activities:
Purchase of property and equipment	(78,063)	(12,346)

Net cash (used in) investing activities	(78,063)	(12,346)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	9,999,948
Proceeds from exercise of stock options	179,704	998,733
Net cash provided by financing activities	179,704	10,998,681
Effect of exchange rate changes on cash and cash equivalents	(19,819)	—
Net (decrease) increase in cash	(5,690,713)	8,250,605
Cash at beginning of the period	14,186,624	11,747,138
Cash at end of the period	$8,495,911	$19,997,743
Supplemental disclosures:
Cash paid during period for:
Interest	$87,986	$86,534
Income taxes	$—	$—
Non-cash investing and financing activities:
Accrued preferred dividends	$85,855	$181,493
Conversion of convertible note to common stock, related-party	—	1,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

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

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the three and six months ended June 30, 2018 and 2017 all material assets and revenues of the Company were in the United States except as disclosed in Note 2.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At June 30, 2018, the Company had approximately $8 million in excess of the Federal Deposit Insurance Corporation limit.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

For the six months ending June 30, 2018 and 2017, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2018	2017
A*	13.8%	27.4%
All other	86.2%	63.6%
Total	100.0%	100.0%

At June 30, 2018 and December 31, 2017, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2018	2017
A*	46.2%	47.7%
All other	53.8%	43.3%
Total	100.0%	100.0%

*Revenues and receivables from customer A are derived from a customer located in Sweden. Revenues from all other customers were mainly derived in the United States.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company did not have any investments with maturities of three months or less.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2018 and December 31, 2017, there was an allowance for doubtful accounts of $23,504 and $36,800, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company outsources its manufacturing process and as a result has no work in process inventories. The Company writes down against inventory during the period in which such materials and products are no longer usable or marketable. At June 30, 2018 and December 31, 2017, the Company recorded a reserve of $127,000 and $36,000 respectively. The changes in reserve are included in cost of revenue.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

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

Revenue Recognition —Revenue is derived from the sale of beverages. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Any discounts, slotting fees, sales incentives or similar arrangements with the customer are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue.

Customer Advances — From time to time the Company requires prepayments for deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $6.3 million and $1.9 million, during the six months ending June 30, 2018 and 2017, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $239,000 and $122,000 during the six months ending June 30, 2018 and 2017, respectively.

Foreign Currency Translation — Generally, foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Comprehensive Income. The Company incurred foreign currency translation loss of approximately $19,819 and $0 during the six months ending June 30, 2018 and 2017, respectively.

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at June 30, 2018 and December 31, 2017.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

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

Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

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

Earnings per Share — Basic earnings per share are calculated by dividing net income (loss) available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of convertible debt, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of June 30, 2018, there were options outstanding to purchase approximately 5.3 million shares, which exercise price averaged $2.83, and Series C Preferred Stock outstanding to convert to 5.3 million common shares at $0.52 price per share. There were no other dilutive common shares equivalents, including convertible notes and warrants, as no common share equivalents had an exercise price below the ending closing price of the year. The effects of dilutive instruments have not been presented as the effects would be anti-dilutive.

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

June 30, 2018

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the six months ended June 30, 2018 and 2017 was $1.1 million and $635,200, respectively.

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

June 30, 2018

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position with the exception of the updated previously disclosed above, there have been no new accounting pronouncements not yet effective that have significance to our consolidated financial statements.

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At June 30, 2018, the Company had an accumulated deficit of $68,311,927 which includes a net loss available to common stockholders of $6,351,017 for the six months ended June 30, 2018. During the six months ending June 30, 2018 the Company net cash used in operating activities totaled $5,772,535. While these factors alone may raise substantial doubt as to the Company’s ability to continue as a going concern, the Company’s sale of an aggregate of $15 million in capital through the sale of an aggregate of 4,833,329 shares of our common stock at a purchase price of $3.00 per share in a private offering to 13 accredited investors between December 30, 2016 and March 14, 2017 and remaining cash and other current assets is deemed sufficient to alleviate substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

The adoption of ASC 606 resulted in an immaterial impact to the individuals financial statement line items of the Company’s unaudited Consolidated Statements of Income during the six months ended June 30, 2018.

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

Information about the Company’s net sales by reporting segment for the six months ended June 30, 2018 and 2017 is as follows:

	For the six months ended
	June 30,	June 30,
	2018	2017

North America	$16,628,798	$11,436,927
Europe	3,274,318	4,706,666
Asia	1,384,199	5,084
Other	70,988	88,650
Net sales	$21,358,303	$16,237,327

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

4.	INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2018	2017

Finished goods	$3,491,165	$4,137,239
Raw Materials	2,867,128	1,204,560
Less: Inventory Reserve	(127,264)	(36,294)
Inventories, net	$6,231,029	$5,305,505

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total approximately $2.7 million and $1.2 million, at June 30, 2018 and December 31, 2017, respectively, and consist mainly of prepaid advertising, prepaid insurance, prepaid slotting fees, and deposits on purchases of raw materials.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30,	December 31,
	2018	2017

Furniture and equipment	$419,222	$341,159
Less: accumulated depreciation	(298,165)	(278,517)
Total	$121,057	$62,642

Depreciation expense amounted to $19,648 and $8,674 during the six months ended June 30, 2018 and 2017, respectively

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30,	December 31,
	2018	2017

Accounts payable	$3,271,683	$3,003,086
Accrued expenses	4,260,645	3,308,738
Total	$7,532,328	$6,311,824

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

8.	CUSTOMER ADVANCES AND OTHER CURRENT LIABILITIES

Customer advances and other current liabilities:

	June 30,	December 31,
	2018	2017
State bottle bill liability	38,904	17,921
Total	$38,904	$17,921

9.	NOTE PAYABLE - RELATED PARTIES

Note payable - related parties consists of the following as of:

	June 30,	December 31,
	2018	2017
Note Payable
In July 2010, the Company entered into a note payable with a related party principal shareholder which carries interest of five percent per annum paid quarterly. The Company has pledged all of its assets as security for the note payable. The notes mature in January 2020, at which time the principal amount is due. During April 2015, the Company issued $4,000,000 of convertible series D preferred series in exchange for cancellation of $4,000,000 of this line. In January 2018, the Company issued 333,333 of common stock at $3.00 per share the offering price in exchange for the cancellation of $1,000,000 of this line, reducing the amount of the line to $3,500,000.
Long-term portion	$3,500,000	$3,500,000

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

10.	PREFERRED STOCK – RELATED PARTY

On August 26, 2013, the Company entered into a securities purchase agreement (the “2013 Purchase Agreement”) with CDS Ventures of South Florida, LLC (“CDS”) and CD Financial, LLC (“CD”). CDS and CD are limited liability companies which are affiliates of Carl DeSantis, the Company’s principal shareholder. The Company issued 2,200 shares of its Series C Preferred Stock (the “Preferred C Shares”) in exchange for the conversion of a $550,000 short term loan from CDS and the conversion of $1,650,000 in indebtedness under the Company’s note payable with CD (the CD Note Payable). The Preferred C Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.52 per share at any time until December 31, 2018, at which time they will automatically convert into shares of our common stock determined by dividing the liquidation preference of $1,000 per Preferred C Share by the conversion price then in effect. The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred C Shares accrue cumulative annual dividends at the rate of 6% per annum, payable by the issuance of additional Preferred C Shares. The holder of Preferred C Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In April 2015, the Company issued 180 Preferred C Shares valued at $180,000 in settlement of $180,000 in accrued preferred C dividends. As of June 30, 2018, $168,626 of dividends has been accrued. The Preferred C Shares mature on December 31, 2018 and are redeemable only in exchange for shares of Company common stock.

On April 16, 2015, the Company entered into an amendment to its existing Loan and Security Agreement (the “Amendment”) with CD an affiliate of CDS Ventures and Mr. DeSantis. Pursuant to the Amendment, the outstanding principal amount of the CD note payable was reduced by $4.0 million, which amount was converted into 4,000 shares of a newly-designated Series D Preferred Stock (the “Preferred D Shares”). This related party was given a conversion price of $0.86 per common share, whereas other investors purchased common shares at $0.89 in the private placement, as discussed in note 12. The difference of $0.03 per share, which resulted in $139,535, was recorded as a dividend in accordance with ASC 470-20-35, subsequent measurement for debt with conversion and other options. The Preferred D Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.86 per share until the earlier of the January 2, 2021 due date of our note payable with CD Financial or such earlier date as the note payable is satisfied (the “Maturity Date”). The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred D Shares accrue cumulative annual cash dividends at the rate of 5% per annum, payable quarterly in cash and have a liquidation preference of $1,000 per share. On the Maturity Date, the Preferred D Shares automatically convert into shares of our common stock in a number determined by dividing the $1,000 per Preferred D Share liquidation preference plus any accrued but unpaid dividends, by the conversion price then in effect. The Holder shall have the right, at its election, to require the Company to redeem all or any portion of the shares held by the holder in exchange for cash or common stock upon the occurrence of certain events which management believes are under the control of the Company. As of March 31, 2018, none of the contingent events have occurred and in accordance with ASC-480-10-25 “Distinguishing Liabilities from Equity” and Regulation S-X-Rule 5-02-27, the Company has classified these shares as permanent equity. The Preferred D Shares may also be redeemed by us at any time on or after December 31, 2017, at a redemption price equal to 104% of the liquidation preference. The holder of the Preferred D Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In March 2018, the Preferred D shares were converted into 4,651,163 shares of common stock.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

11.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD which is controlled by Carl DeSantis, a principal shareholder (see note 14). Currently, the lease expires on October 2020 with monthly base rent of $9,280. The rental fee is commensurate with other properties available in the market.

Other related party transactions are discussed in notes 9 and 10.

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

In January 2017, the Company issued 333,333 unregistered common shares upon the conversion of $1,000,000 of the note payable debt valued at $3.00 per share.

Issuance of common stock pursuant to exercise of stock options

During the six months ended June 30, 2018, the Company issued an aggregate of 710,395 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 & 2015 Stock Incentive Plan. The Company received aggregate proceeds of $179,704 for options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

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

June 30, 2018

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

Under the 2015 Stock Option Plan the Company has issued options to purchase approximately 3.9 million shares at an average price of $3.75 per share with a fair value of $8.8 million. For the six months ended June 30, 2018 and 2017, the Company issued options to purchase 1.5 million and 1.1 million shares. For the six months ended June 30, 2018 and 2017, the Company recognized an expense of approximately $1,950,627 and $1,034,731, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of June 30, 2018, the Company had approximately $6,502,000 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 3 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. There are options to purchase approximately 3.0 million shares that are vested as of June 30, 2018.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Six months ended June 30,
	2018	2017
Expected volatility	103% – 103%	137% - 140%
Expected term	4.77 – 5.04 Years	4 Years
Risk-free interest rate	2.56% - 2.57%	1.33%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

A summary of the status of the Company’s outstanding stock options as of June 30, 2018 and changes during the period ending on that date is as follows:

		Weighted Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares (000’s)	Price	Value (000’s)	Term (Yrs)
Options
Balance at December 31, 2017	4,602	$1.82	$12,476	4.23
Granted	1,453	5.56
Exercised	(702)	0.40
Forfeiture and cancelled	(17)	3.19
Balance June 30, 2018	5,336	$3.02	$8,794	5.49

Exercisable at June 30, 2018	3,026	$1.84

The following table summarizes information about employee stock options outstanding at June 30, 2018:

	Outstanding Options			Vested Options
Range of Exercise Price	Number Outstanding at June 30, 2018 (000’s)	Weighted Averaged Remaining Life (years)	Weighted Averaged Exercise Price	Number Exercisable at June 30, 2018 (000’s)	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life (years)
$0.20 - $0.53	502	3.58	$0.27	514	$0.28	3.50
$0.65 - $1.80	1,042	1.61	$0.85	1,028	$0.85	1.59
$1.83 - $2.84	1,169	3.84	$2.06	827	$2.07	3.83
$3.20 - $6.20	2,613	8.15	$4.82	649	$4.25	6.79
$7.20 - $22.00	8	1.13	$10.36	8	$10.36	1.13
Outstanding options	5,336	5.49	$3.02	3,026	$1.84	3.64

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended June 30, 2018 and 2017 is presented in the following table:

	For the Six Months ended
	June 30, 2018		June 30, 2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	72,222	$—	—	—
Granted		—	100,000	3.64
Vested	(16,667)	—	(11,111)	—
Unvested at end of period	55,556	$3.64	88,889	3.64

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of June 30, 2018 was $202,174 and is expected to be recognized over a weighted average period of 1.75 years.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

14.	COMMITMENTS AND CONTINGENCIES

On February 22, 2017, we were served with a summons and complaint with respect to a breach of contract action filed in Superior Court of the State of California, Los Angeles County, by Statewide Beverage Company, Inc. (“Statewide”), a former distributor of the Company’s products, whose distribution agreement, the Company had terminated effective November 2016 for “cause” (non-payment of invoices within the applicable grace period provided in the distribution agreement). The complaint alleges that the distribution agreement was terminated without “cause” and seeks unspecified damages consisting of termination payments and fees which would be due upon a termination without “cause,” but not on a termination for “cause” as well as certain invasion fees allegedly due under the terms of the distribution agreement. The Company has settled this case as of August 9th, 2018 and accrued $1 million in expense as of June 30, 2018 associated with this complaint.

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

The Company entered into an office lease with a related party (see note 11) effective October 2015. The current monthly base rent amounts to $9,280 per month and the lease terminates in October 2020. Future minimum payments required under operating lease obligations at June 30, 2018 are as follows:

Future Minimum Lease Payments

Year ending December 31,
2018	$56,239
2019	115,278
2020	98,455
Total	$269,971

15.	SUBSEQUENT EVENTS

On February 22, 2017, we were served with a summons and complaint with respect to a breach of contract action filed in Superior Court of the State of California, Los Angeles County, by Statewide Beverage Company, Inc. (“Statewide”), a former distributor of the Company’s products, whose distribution agreement, the Company had terminated effective November 2016 for “cause” (non-payment of invoices within the applicable grace period provided in the distribution agreement). The complaint alleged that the distribution agreement was terminated without “cause” and sought unspecified damages consisting of termination payments and fees which would be due upon a termination without “cause,” but not on a termination for “cause” as well as certain invasion fees allegedly due under the terms of the distribution agreement. The Company has settled this case as of July 31, 2018 for three cash payments over a five (5) month period through January 1, 2019 totaling $750,000 and the issuance of 60,000 restricted shares of our common stock, valued at $4.66 per share. Accordingly, the Company has accrued $1,029,600 in expense as of June 30, 2018 associated with this complaint.

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

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenue

For the three months ended June 30, 2018, revenue was approximately $9.3 million, a decrease of $0.9 million or 9.0% from $10.2 million for same period in the prior year. The decline of 9.0% was primarily attributable to lower than anticipated international revenue at 21.0% of the 2017 quarter results of $3.6 million. Both Asia and Europe reflected shortfalls in performance for a total revenue decrease of $2.8 million in the 2018 quarter when compared to the 2017 quarter. The Asian revenues shortfall of ($40,000) was associated with timing of orders and promotional discounts provided in the 2018 quarter when compared to the 2017 quarter. European revenue shortfall of ($2.8) million was associated with our principal customer lowering inventory levels and reducing orders in the 2018 quarter when compared to the 2017 quarter. These shortfalls were partially offset by strong performance in U.S. domestic market sales, which reflected a revenue for the three months ended June 30, 2018 of $8.5 million or an increase of 29.0% from the 2017 quarter. The increase in revenue from U.S. domestic sales from the 2017 quarter to the 2018 quarter was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

 The following table sets forth the amount of revenues by category and changes therein for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
Revenue Source	2018	2017	Change

Total Revenue	$9,298,327	$10,236,898	(9)%

North American Revenue	$8,532,719	$6,639,410	29%

European Revenue	$767,884	$3,554,300	(78)%

Asian Revenue	($35,276)	$4,765	(840)%

Other Revenue	$33,000	$38,423	(14)%

Gross profit

For the three months ended June 30, 2018, gross profit decreased by approximately $584,815 or 13% to $3.98 million from $4.57 million for the same quarter in 2017. Gross profit margins decreased 1.79% to 42.8% for the three months ended June 30, 2018 from the 2017 quarter for comparable reasons. The decrease in gross profit dollars and the decrease in gross profit margins from the 2017 to the 2018 quarter are primarily attributable to reduction in revenue and the profitability in our international markets.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2018 were approximately $4.14 million, an increase of $1.73 million or 72% from $2.42 million in the same quarter in 2017. The increase is due primarily to marketing program investments, as well as investments in employee costs.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2018 were approximately $3.14 million, an increase of $1.50 million, or 91%, from $1.64 million for the three months ended June 30, 2017. The increase was primarily due to an accrual in the amount of $945,000 pertaining to the settlement of a territorial dispute with a distributor. Additionally, an increase of $599,309 was associated with increases in stock-based compensation expense. Moreover, research and development costs also reflected an increase of approximately $67,000, partially offset by savings in other areas of approximately $110,000.

Other expense

Total other expense increased to approximately $42,000 for the three months ended June 30, 2018 from $38,478 for the same quarter in 2017, as a result of higher interest expense of $3,275.

Net Income (Loss)

As a result of all of the above, for the three months ended June 30, 2018, the Company had a net loss of approximately $3.3 million, and after giving effect to preferred stock dividends of $43,164, a net loss available to common shareholders of $3.4 million or $0.07 per share based on a weighted average of 51,003,803 shares outstanding. In comparison, for the three months ended June 30, 2017 we had a net income of $470,773, and after giving effect to preferred stock dividends of $91,248, a net income available to common stockholders of $379,525 or $0.01 per share based on a weighted average of 44,650,052 shares outstanding.

        Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenue

For the six months ended June 30, 2018, revenue was approximately $21.36 million, an increase of $5.12 million or 32% from $16.24 million in revenue for the six months ending June 30, 2017. The revenue increase of 32% was attributable in large part to 45% growth in revenue from U.S. domestic sales primarily attributable to double digit growth in existing accounts and new distribution expansion. European sales decreased (30%) mainly as a result of timing of reorders on the core Celsius product line partially offset by the launch of a BCAA Celsius line extension in Northern Europe and growth in Asian revenues was generated from our initial product line launch in China. The increase in revenue from the 2017 period to the 2018 period was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the six months ended June 30, 2018 and 2017:

	Six months Ended June 30,
Revenue Source	2018	2017	Change

Total Revenue	$21,358,303	$16,237,332	32%

North American Revenue	$16,628,799	$11,436,921	45%

European Revenue	$3,274,318	$4,706,666	(30)%

Asian Revenue	$1,354,000	$4,767	28,304%

Other Revenue	$101,186	$88,967	14%

Gross profit

For the six months ended June 30, 2018, gross profit increased by approximately $1.79 million or 26% to $8.75 million compared to $6.95 million for the six months ended June 30, 2017. Gross profit margins decreased 1.85% to 40.9% in the six months ended June 30, 2018 from the same period in 2017. The increase in gross profit and the decrease in gross profit margins from 2017 to 2018 are primarily attributable to the increases in revenue while margins are being affected by increases in promotional allowances and slotting charges.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2018 were approximately $9.75 million, an increase of $5.18 million, or 213% from $4.57 million in the same period in 2017. The increase is due primarily to marketing program investments of $4.3 million, as well as increases in human resource investments in both the marketing and sales areas.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2018 were approximately $5.14 million, an increase of $1.44 million, or 39%, from $3.70 million for the six months ended June 30, 2017. The increase was primarily due to increases in stock-based compensation expense of $586,000, accrual of $945,000 pertaining to the settlement of a territorial dispute with a distributor and an increase of $117,074 pertaining to research and development costs; partially offset by savings in investor related expenses $106,673 and savings in employee costs as well as other administration expenses, for a net reduction of $102,625.

Other expense

Total other expense decreased to approximately $80,000 for the six months ended June 30, 2018 from $87,000 for the same period in 2017, as a result of $6,522 in savings in interest expense.

Net Loss

As a result of all of the above, for the six months ended June 30, 2018, the Company had a net loss of $6.22 million, and after giving effect to preferred stock dividends of $125,855, a net loss available to common stockholders of $6.35 million or $0.13 per share based on a weighted average of 48,952,357 shares outstanding. In comparison, for the six months ended June 30, 2017 we had a net loss of $1.41 million, and after giving effect to preferred stock dividends of $181,493, a net loss available to common stockholders of $1.59 million or $0.04 per share based on a weighted average of 43,234,159 shares outstanding.

Liquidity and Capital Resources

As of June 30, 2018, and December 31, 2017, we had cash of approximately $8.5 million and $14.2 million, respectively and working capital of approximately $16.3 million and $20.6 million, respectively. Cash used in operations during the six months ended June 30, 2018 and 2017, totaled approximately $5.77 million and $2.74 million, respectively, to fund working requirements, as well as investments in sales and marketing programs and human resources initiatives.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facility with CD Financial, LLC (“CD Financial”), an affiliate of Carl DeSantis, a principal shareholder of the Company.

We originally entered into a loan and security agreement with CD Financial in July 2010, which provided us with a note payable to fund operations. As amended in connection with an April 2015 private investment and related transactions, the loan and security agreement provides Celsius with a note payable pursuant to which Celsius can borrow up to an aggregate maximum of $4.5 million from time to time until maturity in January 2020. The facility requires quarterly cash payments of interest only at the rate of five percent (5%) per annum until maturity and is secured by a pledge of substantially all the Company’s assets. As of June 30, 2018, the principal amount outstanding under the facility with CD Financial was $3.5 million.

Our current operating plan for next twelve (12) months plans on a sufficient financial condition and, beyond the credit facility, we do not contemplate obtaining additional financing. However, if our sales volumes do not meet our projections, expenses exceed our expectations, or our plans change, we may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, we may be required to adjust our business plan, by reducing marketing and other expenses and/or seek additional financing. There can be no assurance that such financing, if required, will be available on commercially reasonable terms if at all.

Off Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements.

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer (who at June 30, 2018 was also our interim Chief Financial Officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of June 30, 2018 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (who at June 30, 2018 was also our interim Chief Financial Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer (who at June 30, 2018 was also our interim Chief Financial Officer) concluded that as of June 30, 2018, our disclosure controls and procedures were effective.

Our Management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 22, 2017, we were served with a summons and complaint with respect to a breach of contract action filed in Superior Court of the State of California, Los Angeles County, by Statewide Beverage Company, Inc. (“Statewide”), a former distributor of the Company’s products, whose distribution agreement, the Company had terminated effective November 2016 for “cause” (non-payment of invoices within the applicable grace period provided in the distribution agreement). The complaint alleged that the distribution agreement was terminated without “cause” and sought unspecified damages consisting of termination payments and fees which would be due upon a termination without “cause,” but not on a termination for “cause” as well as certain invasion fees allegedly due under the terms of the distribution agreement. The Company has settled this case as of August 9, 2018 for three cash payments over a five (5) month period through January 1, 2019 totaling $750,000 and the issuance of 60,000 restricted shares of our common stock, valued at $4.66 per share.

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

CELSIUS HOLDINGS, INC.

Dated: August 9, 2018	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (principal executive officer)

Dated: August 9, 2018	By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (principal financial and accounting officer)