Form 10-Q
period 2018-09-30
Celsius Holdings, Inc.
filed 2018-11-08
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 8, 2018 was 51,129,819.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2018 (Unaudited)	December 31, 2017 (1)
ASSETS

Current assets:
Cash	$5,314,112	$14,186,624
Accounts receivable, net	12,836,991	6,375,658
Inventories, net	6,848,755	5,305,505
Prepaid expenses and other current assets	3,336,674	1,180,444
Total current assets	28,336,532	27,048,231

Property and equipment, net	121,504	62,642
Total Assets	$28,458,036	$27,110,873
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$14,501,149	$6,311,824
Accrued preferred dividend	212,265	133,883
Customer advances and other current liabilities	14,534	17,921
Total current liabilities	14,727,948	6,463,628

Long-term liabilities:
Note payable-related party	3,500,000	3,500,000
Total Liabilities	18,227,948	9,963,628
Commitments and contingences (note 14)
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 2,500,000 shares authorized, 2,760 and 6,760 shares issued and outstanding at September 30, 2018 and December 31, 2017	3	7
Common stock, $0.001 par value; 75,000,000 shares authorized, 51,124,946 and 45,701,593 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	51,125	45,702
Additional paid-in capital	82,659,488	79,101,824
Accumulated other comprehensive (loss)/income	6,752	(39,378)
Accumulated deficit	(72,487,280)	(61,960,910)
Total Stockholders’ Equity	10,230,088	17,147,245
Total Liabilities and Stockholders’ Equity	$28,458,036	$27,110,873

(1)	Derived from Audited Financial Statements

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenue	$16,565,316	$10,785,796	$37,923,619	$27,023,123
Cost of revenue	9,694,932	6,110,898	22,307,735	15,398,798
Gross profit	6,870,384	4,674,898	15,615,884	11,624,325

Selling and marketing expenses	8,671,792	4,702,308	18,419,236	9,273,207
General and administrative expenses	2,287,374	1,559,173	7,430,580	5,261,694
Total operating expenses	10,959,166	6,261,481	25,849,816	14,534,901

Loss from operations	(4,088,782)	(1,586,583)	(10,233,932)	(2,910,576)

Other (Expense):
Interest expense	(42,932)	(35,661)	(122,944)	(122,195)
Total Other (Expense)	(42,932)	(35,661)	(122,944)	(122,195)

Net Loss	(4,131,714)	(1,622,244)	(10,356,876)	(3,032,771)
Preferred stock dividend	(43,639)	(92,250)	(169,494)	(273,743)
Net loss available to common stockholders	$(4,175,353)	$(1,714,494)	$(10,526,370)	$(3,306,514)

Loss per share:
Basic	$(0.08)	$(0.04)	$(0.21)	$(0.08)
Diluted	$(0.08)	$(0.04)	$(0.21)	$(0.08)
Weighted average shares outstanding:
Basic	51,098,575	45,487,908	49,675,624	43,990,367
Diluted	51,098,575	45,487,908	49,675,624	43,990,367

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net loss available to common stockholders, as reported	$(4,175,353)	$(1,714,494)	$(10,526,370)	$(3,306,514)
Other comprehensive (loss)/income:
Unrealized foreign currency translation income	65,949	—	46,130	—
Comprehensive loss	(4,109,404)	(1,714,494)	(10,480,240)	(3,306,514)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net Loss	$(10,356,876)	$(3,032,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,620	14,292
Shares issued for settlement of legal claim	279,600	327,997
Stock-based option compensation expense	3,103,778	1,635,458
Changes in operating assets and liabilities:
Accounts receivable, net	(6,461,333)	(4,284,156)
Inventories net	(1,543,250)	(2,105,226)
Prepaid expenses and other current assets	(2,156,230)	(2,130,941)
Accounts payable and accrued expenses	8,189,325	6,656,778
Accrued preferred dividends	(91,111)	(151,667)
Deferred revenue and other current liabilities	(3,387)	(161,624)
Net cash used in operating activities	(9,004,864)	(3,231,860)

Cash flows from investing activities:
Purchase of property and equipment	(93,482)	(30,716)

Net cash (used in) investing activities	(93,482)	(30,716)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	9,999,948
Proceeds from exercise of stock options	179,704	934,073
Net cash provided by financing activities	179,704	10,934,021
Effect of exchange rate changes on cash and cash equivalents	46,130	—
Net increase (decrease) increase in cash	(8,872,512)	7,671,445
Cash at beginning of the period	14,186,624	11,747,138
Cash at end of the period	$5,314,112	$19,418,583
Supplemental disclosures:
Cash paid during period for:
Interest	$132,425	$137,014
Income Taxes	$—	$—
Non-cash investing and financing activities:
Accrued preferred dividends	$129,493	$273,743
Conversion of convertible note to common stock, related-party	$—	$1,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

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

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the three and nine months ended September 30, 2018 and 2017 all material assets and revenues of the Company were in the United States except as disclosed in Note 2.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At September 30, 2018, the Company had approximately $8 million in excess of the Federal Deposit Insurance Corporation limit.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

For the nine months ending September 30, 2018 and 2017, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2018	2017
A*	17.6%	32.9%
All other	82.4%	67.1%
Total	100.0%	100.0%

At September 30, 2018 and December 31, 2017, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2018	2017
A*	44.4%	60.7%
B	12.30%	0%
C	10.60%	7.8%
All other	32.70%	31.5%
Total	100.0%	100.0%

*Revenues and receivables from customer A are derived from a customer located in Sweden. Revenues from all other customers were mainly derived in the United States.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company did not have any investments with maturities of three months or less.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2018 and December 31, 2017, there was an allowance for doubtful accounts of $23,505 and $33,100, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company outsources its manufacturing process and as a result has no work in process inventories. The Company writes down against inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of inventory item, then inventory item will be included as part of the reserve during the period being evaluated. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). If the inventory items will not be utilized, these items will be included as part of the inventory reserve. At September 30, 2018 and December 31, 2017, the Company recorded a reserve of $161,190 and $36,300 respectively. The changes in reserve are included in cost of revenue.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

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

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $13.1 million and $5.1 million, during the nine months ending September 30, 2018 and 2017, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $313,000 and $240,945 during the nine months ending September 30, 2018 and 2017, respectively.

Foreign Currency Translation — Generally, foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Comprehensive Income. The Company incurred foreign currency translation gain of approximately $46,130 and $0 during the nine months ending September 30, 2018 and 2017, respectively.

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at September 30, 2018 and December 31, 2017.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

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

Earnings per Share — Basic earnings per share are calculated by dividing net income (loss) available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of convertible debt, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of September 30, 2018, there were options outstanding to purchase approximately 5.6 million shares, which exercise price averaged $3.09, and Series C Preferred Stock outstanding to convert to 5.3 million common shares at $0.52 price per share.

Share-Based Payments —Effective January 1, 2006, the Company has fully adopted the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. The Company will evaluate the requirements and potential impacts of the recently issued ASU 2018-07 which is effective for fiscal years beginning after December 15, 2018, in order to determine if it may have a material effect regarding the accounting for their Stock Compensation. Currently, compensation cost is measured on the date of grant at the fair value of the share-based payments. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2016.

Cost of Revenues — Cost of revenues consists of the cost of concentrates and or beverage bases, the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound & out-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs. Raw materials account for the largest portion of the cost of sales which include cans, bottles, other containers, flavors, ingredients and packaging materials changes in inventory reserve and write downs of inventory are included in cost of revenues.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the nine months ended September 30, 2018 and 2017 was $4.1 million and $2.4 million, respectively.

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

September 30, 2018

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position with the exception of the updated previously disclosed above, there have been no new accounting pronouncements not yet effective that have significance to our consolidated financial statements.

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At September 30, 2018, the Company had an accumulated deficit of $72,487,280 which includes a net loss available to common stockholders of $10,526,370 for the nine months ended September 30, 2018. During the nine months ending September 30, 2018 the Company’s net cash used in operating activities totaled $9,004,864. While these factors alone may raise substantial doubt as to the Company’s ability to continue as a going concern, the Company’s sale of an aggregate of $15 million in capital through the sale of an aggregate of 4,833,329 shares of our common stock at a purchase price of $3.00 per share in a private offering to 13 accredited investors between December 30, 2016 and March 14, 2017 and remaining cash and other current assets, as well as our 12 month Cashflow projections and strategic plan, are deemed sufficient to alleviate substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Moreover, the nine months ending September 30, 2018 included several non-recurring charges which affected our cashflow position by approximately $1.1 million.

Our current operating plan for the next twelve (12) months indicates sufficient financial condition and we do not contemplate obtaining additional financing. However, if our sales volumes do not meet our projections, expenses exceed our expectations, our plans change, we may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, we may be required to adjust our business plan, by reducing marketing and other expenses or seek additional financing. There can be no assurance that such financing, if required, will be available on commercially reasonable terms if at all.

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

The adoption of ASC 606 resulted in an immaterial impact to the specific financial statement line items of the Company’s unaudited Consolidated Statements of Income during the nine months ended September 30, 2018.

As of January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its consolidated financial statements. The Company expects that the impact to net income of the new standard will be immaterial on an ongoing quarterly and annual basis. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Information about the Company’s net sales by reporting segment for the nine months ended September 30, 2018 and 2017 is as follows:

	For the nine months ended
	September 30,	September 30,
	2018	2017

North America	$27,911,538	$17,356,081
Europe	7,097,942	9,179,116
Asia	2,740,175	421,668
Other	173,964	66,258
Net sales	$37,923,619	$27,023,123

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

4.	INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2018	2017

Finished goods	$4,200,013	$4,137,239
Raw Materials	2,809,932	1,204,560
Less: Inventory Reserve	(161,190)	(36,294)
Inventories, net	$6,848,755	$5,305,505

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total approximately $3.3 million and $1.2 million, at September 30, 2018 and December 31, 2017, respectively, and consist mainly of prepaid advertising, prepaid insurance, prepaid slotting fees, and deposits on purchases of raw materials.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30,	December 31,
	2018	2017

Furniture and equipment	$434,642	$341,159
Less: accumulated depreciation	(313,136)	(278,517)
Total	$121,504	$62,642

Depreciation expense amounted to $34,644 and $14,292 during the nine months ended September 30, 2018 and 2017, respectively

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30,	December 31,
	2018	2017

Accounts payable	$5,106,023	$3,003,086
Accrued expenses	9,395,126	3,308,738
Total	$14,501,149	$6,311,824

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

8.	CUSTOMER ADVANCES AND OTHER CURRENT LIABILITIES

Customer advances and other current liabilities:

	September 30,	December 31,
	2018	2017
State bottle bill liability	$14,534	$17,921
Total	$14,534	$17,921

9.	NOTE PAYABLE - RELATED PARTIES

Note payable - related parties consists of the following as of:

	September 30,	December 31,
	2018	2017
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

September 30, 2018

10.	PREFERRED STOCK – RELATED PARTY

On August 26, 2013, the Company entered into a securities purchase agreement (the “2013 Purchase Agreement”) with CDS Ventures of South Florida, LLC (“CDS”) and CD Financial, LLC (“CD”). CDS and CD are limited liability companies which are affiliates of Carl DeSantis, the Company’s principal shareholder. The Company issued 2,200 shares of its Series C Preferred Stock (the “Preferred C Shares”) in exchange for the conversion of a $550,000 short term loan from CDS and the conversion of $1,650,000 in indebtedness under the Company’s note payable with CD (the CD Note Payable). The Preferred C Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.52 per share at any time until December 31, 2018, at which time they will automatically convert into shares of our common stock determined by dividing the liquidation preference of $1,000 per Preferred C Share by the conversion price then in effect. The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred C Shares accrue cumulative annual dividends at the rate of 6% per annum, payable by the issuance of additional Preferred C Shares. The holder of Preferred C Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In April 2015, the Company issued 180 Preferred C Shares valued at $180,000 in settlement of $180,000 in accrued preferred C dividends. As of September 30, 2018, $168,626 of dividends has been accrued. The Preferred C Shares mature on December 31, 2018 and are redeemable only in exchange for shares of Company common stock.

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

September 30, 2018

11.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD which is controlled by Carl DeSantis, a principal shareholder (see note 14). Currently, the lease expires on October 2020 with monthly base rent of $12,090. The rental fee is commensurate with other properties available in the market.

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

On July 31st, 2018 the Company settled a legal matter that was filed in Superior Court of the State of California, Los Angeles County, by Statewide Beverage Company, Inc. (“Statewide”), a former distributor of the Company’s products. As part of the settlement the Company issued 60,000 shares of “restricted” stock, effective July 19th, 2018 to the ten plaintiffs involved in the complaint for a total fair value of $279,600, or $4.66 per share, representing the closing share price on that date. The stock “restriction” pertains to the shareholders intention of using the shares for investment purposes only and not with a view to distribute or resell the shares or any part thereof or interest therein. However, the Stockholder’s rights allow for the selling or otherwise disposal of all or part of the shares pursuant to an exemption under the Securities Act of 1933, as amended (the Securities Act”) and applicable state securities laws or pursuant to registration of the share under such laws.

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

Issuance of common stock pursuant to exercise of stock options

During the nine months ended September 30, 2018, the Company issued an aggregate of 712,190 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 & 2015 Stock Incentive Plan. The Company received aggregate proceeds of $179,704 for options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

During the nine months ended September 30, 2017, the Company issued an aggregate of 1,918,395 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan. The Company received aggregate proceeds of $934,00 for options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

Issuance of preferred stock pursuant to private placement

In March 2018, the 4,000 preferred shares were converted into 4,651,163 of common stock. Refer to note 10 for discussion on preferred stock issuances.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

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

Under the 2015 Stock Option Plan the Company has issued options to purchase approximately 4.35 million shares at an average price of $3.79 per share with a fair value of $7.4 million. For the nine months ended September 30, 2018 and 2017, the Company issued options to purchase 1.71 million and 1.5 million shares. For the nine months ended September 30, 2018 and 2017, the Company recognized an expense of approximately $3,012,799 and $1,963,455, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of September 30, 2018, the Company had approximately $8.1 million of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 3 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. There are options to purchase approximately 3.32 million shares that are vested as of September 30, 2018.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Nine months ended September 30,
	2018	2017
Expected volatility	91.19% – 113.03%	137% - 140%
Expected term	4.7 – 5.06 Years	4 Years
Risk-free interest rate	2.56% - 2.86%	1.33%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

A summary of the status of the Company’s outstanding stock options as of September 30, 2018 and changes during the period ending on that date is as follows:

		Weighted Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares (000’s)	Price	Value (000’s)	Term (Yrs)
Options
Balance at December 31, 2017	4,614	$1.82	$12,476	4.23
Granted	1,705	5.41
Exercised	(705)	0.41
Forfeiture and cancelled	(17)	3.19
Balance September 30, 2018	5,597	$3.09	$7,398	5.34

Exercisable at September 30, 2018	3,323	$2.05

The following table summarizes information about employee stock options outstanding at September 30, 2018:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Averaged	Averaged	at	Averaged	Averaged
Exercise	September 30,	Remaining	Exercise	September 30,	Exercise	Remaining
Price	2018 (000’s)	Life (years)	Price	2018 (000’s)	Price	Life (years)
$0.20 - $0.53	514	3.25	$0.28	514	$0.28	3.25
$0.65 - $1.80	1,042	1.36	$0.85	1,028	$0.85	1.34
$1.83 - $2.84	1,166	3.57	$2.06	895	$2.07	3.62
$3.20 - $6.20	2,867	7.90	$4.80	878	$4.40	6.92
$7.20 - $22.00	8	.88	$10.36	8	$10.36	.88
Outstanding options	5,597	5.34	$3.09	3,323	$2.05	3.72

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the nine months ended September 30, 2018 and 2017 is presented in the following table:

	For the Nine Months ended
	September 30, 2018		September 30, 2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	72,222	$—	—	—
Granted		—	100,000	3.64
Vested	(25,000)	—	(11,111)	—
Unvested at end of period	47,222	$3.64	88,889	3.64

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of September 30, 2018 was $171,848 and is expected to be recognized over a weighted average period of 1.42 years.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

14.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of September 30, 2018.

On February 22, 2017, we were served with a summons and complaint with respect to a breach of contract action filed in Superior Court of the State of California, Los Angeles County, by Statewide Beverage Company, Inc. (“Statewide”), a former distributor of the Company’s products, whose distribution agreement, with the Company had terminated effective November 2016 for “cause” (non-payment of invoices within the applicable grace period provided in the distribution agreement). The complaint alleged that the distribution agreement was terminated without “cause” and sought unspecified damages consisting of termination payments and fees which would be due upon a termination without “cause,” but not on a termination for “cause” as well as certain invasion fees allegedly due under the terms of the distribution agreement. The Company settled this case as of July 31, 2018 for three cash payments over a five (5) month period through January 1, 2019 totaling $750,000 and the issuance of 60,000 restricted shares of our common stock, valued at $4.66 per share. Accordingly, the total impact of this settlement amounted to $1,029,600.

In July 2018, we were served with a complaint filed in Palm Beach County, Florida Circuit Court by Johnny Nunez (“Plaintiff”), seeking damages for alleged breach of contract and unjust enrichment by D3M Licensing Group, LLC (“D3M”), who was also named as a defendant as well as Celsius. Celsius believes that Plaintiff’s claims are without merit, as Plaintiff was not a party to the Photography Agreement or any other agreement with Celsius and accordingly, cannot claim breach of contract or unjust enrichment as a matter of law. Accordingly, Celsius has filed a motion to dismiss Plaintiff’s amended complaint for failure to state a claim. Plaintiff’s counsel has filed a motion in opposition and the parties are currently awaiting a ruling from the Court. Please refer to Item 1 below, regarding Legal Proceedings, for additional details.

The Company entered into an office lease with a related party (see note 11) effective October 2015. The current monthly base rent amounts to $12,090 per month and the lease terminates in October 2020. Future minimum payments required under operating lease obligations at September 30, 2018 are as follows:

Future Minimum Lease Payments

Year ending December 31,
2018	$36,994
2019	150,175
2020	128,259
Total	$315,428

15.	SUBSEQUENT EVENTS

Between October 1, 2018 and November 8, 2018, the Company issued an aggregate of 4,873 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan.

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

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenue

For the three months ended September 30, 2018, revenue was approximately $16.6 million, an increase of $5.8 million or 54% from $10.8 million for same period in the prior year. The increase of 54% was primarily due to strong growth in North American sales revenue, which accounted for $5.4 million. The Asian Markets also reflected an increase of $988,919 in revenues when compared to the same period in the prior year. This was offset by a decrease in European revenues of $649,168 or 15% and a decrease of $1,551 regarding other international markets when compared with the same quarter in 2017. The decrease in European revenues was associated with our principal European distributor and customer lowering inventory levels, timing of new flavor launches and discontinuation of certain flavors. The net increase in revenues related to additional sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
Revenue Source	2018	2017	Change
Total Revenue	$16,565,316	$10,785,796	54%

North American Revenue	$11,360,474	$5,919,154	92%

European Revenue	$3,809,645	$4,458,813	(15)%

Asian Revenue	$1,351,215	$362,296	273%

All Other Regions Revenue	$43,982	$45,533	3%

Gross profit

For the three months ended September 30, 2018, gross profit increased by approximately $2.2 million or 47% to $6.9 million, from $4.7 million for the same quarter in 2017. In contrast, gross profit margins decreased 1.87pp to 41.5% for the three months ended September 30, 2018, from the 2017 quarter. The increase in gross profit dollars is mainly related to increase in sales volume from the 2017 quarter. The decrease in gross profit margins from the 2017 to the 2018 quarter was mainly attributable to increases in promotional allowances, slotting charges and increase production and repacking costs.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2018 were approximately $8.7 million, an increase of $3.9 million or 84% from $4.7 million in the same quarter in 2017. The increase is due primarily to marketing program investments, particularly in the China market, as well as investments in employee costs.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2018 were approximately $2.3 million, an increase of approximately $728,000 or 47%, from $1.6 million for the three months ended September 30, 2017. The increase was primarily attributable to stock-based compensation expense of $1.2 million, which reflected an increase of approximately $552,000. Moreover, employee cost reflected an increase of $128,700 and professional fees increased by approximately $91,000; partially offset by savings in other areas of approximately $44,000.

Other expense

Total other expense increased to approximately $43,000 for three months ended September 30, 2018 from $35,700 for the same quarter in 2017, as a result of higher interest expense of approximately $7,300.

Net Income (Loss)

As a result of all of the above, for the three months ended September 30, 2018, the Company had a net loss of approximately $4.1 million, and after giving effect to preferred stock dividends of $43,639, a net loss available to common shareholders of $4.2 million or $0.08 per share based on a weighted average of 51,098,575 shares outstanding. In comparison, for the three months ended September 30, 2017, we had a net loss of $1.6 million and after giving effect to preferred stock dividends of $92,250 a net loss available to common shareholders of $1.7 million, or $0.04 per share based on a weighted average of 45,487,908 shares outstanding.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenue

For the nine months ended September 30, 2018, revenue was approximately $37.9 million, an increase of $10.9 million or 40% from $27.0 million in revenue for the nine months ending September 30, 2017. The revenue increase of 40% was mainly attributable to strong growth of 61% in North American sales revenue to $28.0 million. In addition, revenues from Asian markets increased by $2.3 million and revenues from other international markets increased by $80,968; from the 2017 period to the 2018 period. This was offset by a decrease in European revenues of $2.1 million or 23%, from the 2017 period to the 2018 period. The decrease in European revenues was associated with our principal European distributor and customer lowering inventory levels, timing of new flavor launches and discontinuation of certain flavors. The net increase in revenues reflected additional sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the nine months ended September 30, 2018 and 2017:

	Nine months Ended September 30,
Revenue Source	2018	2017	Change

Total Revenue	$37,923,619	$27,023,123	40%

North American Revenue	$27,963,164	$17,356,081	61%

European Revenue	$7,104,473	$9,179,116	(23)%

Asian Revenue	$2,708,756	$421,668	542%

All Other Regions Revenue	$147,226	$66,258	122%

Gross profit

For the nine months ended September 30, 2018, gross profit dollars increased by approximately $3.9 million or 34% to $15.6 million compared to $11.6 million for the nine months ended September 30, 2017. Gross profit margins decreased 1.84pp to 41.2% in the nine months ended September 30, 2018, from the same period in 2017. The increase in gross profit dollars is mainly related to increase in sales volume from the 2017 quarter. The decrease in gross profit margins from the 2017 to the 2018 quarter was mainly attributable to increases in promotional allowances, slotting charges and increase production and repacking costs.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2018 were approximately $18.4 million, an increase of $9.2 million, or 99% from $9.3 million in the same period in 2017. The increase is due primarily to marketing program investments including the China investment of $8.1 million, as well as increases in human resource investments in both the marketing and sales areas.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2018 were approximately $7.4 million, an increase of $2.2 million, or 41%, from $5.3 million for the nine months ended September 30, 2017. The increase was primarily due to increases in stock-based compensation expense of $1.5 million, accrual of $945,000 pertaining to the settlement of a territorial dispute with a distributor and an increase of approximately $117,000 pertaining to research and development costs; partially offset by savings in investor related expenses of approximately $91,000 and in employee costs, consulting fees and other administrative expenses, for a net reduction of approximately $271,000.

Other expense

Total other expense increased to approximately $123,000 for the nine months ended September 30, 2018 from approximately $122,000 for the same period in 2017, as a result of an increase in interest expense of approximately $1,000.

Net Income (Loss)

As a result of all of the above, for the nine months ended September 30, 2018, the Company had a net loss of $10.4 million, and after giving effect to preferred stock dividends of $169,494, a net loss available to common shareholders of $10.5 million or $0.21 per share, based on a weighted average of 49,675,624 shares outstanding. In comparison, for the nine months ended September 30, 2017 we had a net loss of $3.0 million, and after giving effect to preferred stock dividends of $273,743, a net loss available to common shareholders of $3.3 million or $0.08 per share based on a weighted average of 43,990,367 shares outstanding.

Liquidity and Capital Resources

As of September 30, 2018, and December 31, 2017, we had cash of approximately $5.3 million and $14.2 million, respectively and working capital of approximately $13.6 million and $20.6 million, respectively. Cash used in operations during the nine months ended September 30, 2018 and 2017, totaled approximately $9.00 million and $3.23 million, respectively, to fund working requirements, as well as investments in sales and marketing programs and human resources initiatives.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facility with CD Financial, LLC (“CD Financial”), an affiliate of Carl DeSantis, a principal shareholder of the Company.

We originally entered into a loan and security agreement with CD Financial in July 2010, which provided us with a note payable to fund operations. As amended in connection with an April 2015 private investment and related transactions, the loan and security agreement provide Celsius with a note payable pursuant to which Celsius can borrow up to an aggregate maximum of $4.5 million from time to time until maturity in January 2020. The facility requires quarterly cash payments of interest only at the rate of five percent (5%) per annum until maturity and is secured by a pledge of substantially all the Company’s assets. As of September 30, 2018, the principal amount outstanding under the facility with CD Financial was $3.5 million.

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

Off Balance Sheet Arrangements

As of September 30, 2018, and December 31, 2017, we had no off-balance sheet arrangements.

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of September 30, 2018 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were effective in that (a) we maintain records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) our records provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (c) our records provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 22, 2017, we were served with a summons and complaint with respect to a breach of contract action filed in Superior Court of the State of California, Los Angeles County, by Statewide Beverage Company, Inc. (“Statewide”), a former distributor of the Company’s products, whose distribution agreement, with the Company had terminated effective November 2016 for “cause” (non-payment of invoices within the applicable grace period provided in the distribution agreement). The complaint alleged that the distribution agreement was terminated without “cause” and sought unspecified damages consisting of termination payments and fees which would be due upon a termination without “cause,” but not on a termination for “cause” as well as certain invasion fees allegedly due under the terms of the distribution agreement. The Company settled this case as of July 31, 2018 for three cash payments over a five (5) month period through January 1, 2019 totaling $750,000 and the issuance of 60,000 restricted shares of our common stock, valued at $4.66 per share. Accordingly, the total impact of this settlement amounted to $1,029,600.

In July 2018, we were served with a complaint, filed in Palm Beach County, Florida Circuit Court by Johnny Nunez (“Plaintiff”), a photographer who performed certain services for us seeking damages as a purported third- party beneficiary of a contract between Celsius and D3M Licensing Group, LLC (“D3M”), who was also named as a defendant. In 2014, Celsius had entered into an agreement with D3M, Plaintiff’s representative for Plaintiff to provide photography services to in exchange for the issuance to D3M of 30,000 shares of Celsius common stock. Plaintiff was not a party to the agreement other than to guaranty to D3M (and not Celsius) performance of his duties thereunder. In his complaint, which was amended in August 2018, Plaintiff alleges that he never received the shares (which should have been transferred to him by D3M pursuant to a separate agreement between Plaintiff and D3M. Celsius believes that Plaintiff’s claims are without merit, as Plaintiff was not a party to the agreement between Celsius and D3M or any other agreement with Celsius and accordingly, cannot claim breach of contract or unjust enrichment as a matter of law. Accordingly, Celsius has filed a motion to dismiss Plaintiff’s amended complaint for failure to state a claim. Plaintiff’s counsel has filed a motion in opposition and the parties are currently awaiting a ruling from the Court.

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

None

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

CELSIUS HOLDINGS, INC.

Dated: November 8, 2018	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (principal executive officer)

Dated: November 8, 2018	By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (principal financial and accounting officer)