Form 10-K
period 2018-12-31
Celsius Holdings, Inc.
filed 2019-03-14
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $38,038,798 as of June 30, 2018 for the Company’s common stock on such date on the Nasdaq Capital Market. For purposes of the foregoing computation, all executive officers, directors, and 10% beneficial owners of the Registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 57,198,365 shares of common stock outstanding as of March 13, 2018.

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

Corporate History

We were incorporated in Nevada on April 26, 2005 under the name “Vector Ventures, Inc.” and originally engaged in mineral exploration. Such business was unsuccessful. On January 26, 2007, we acquired the Celsius® beverage business of Elite FX, Inc., a Florida corporation engaged in the development of “functional” beverages since 2004 in a reverse merger, and subsequently changed our name to Celsius Holdings, Inc. We currently have one Florida subsidiary, Celsius Netshipments, Inc., established in 2007, one Nevada subsidiary, Celsius, Inc., established in 2007, two Hong Kong corporate subsidiaries, Celsius Asia Holdings Limited and Celsius China Holdings Limited, established in 2017 and a Chinese corporate subsidiary, Celsius (Beijing) Beverage Co. Limited, also established in 2017.

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

We seek to combine nutritional science with mainstream beverages by using our proprietary thermogenic (calorie-burning) MetaPlus® formulation, while fostering the goal of healthier everyday refreshment by being as natural as possible without the artificial preservatives often found in many energy drinks or sodas. Celsius® has no chemical preservatives, aspartame or high fructose corn syrup and is very low in sodium. Celsius® uses good-for-you ingredients and supplements such as green tea (EGCG), ginger, calcium, chromium, B vitamins and vitamin C. Celsius is sweetened with sucralose, a sugar-derived sweetener that is found in Splenda®, which makes our beverages low-calorie and suitable for consumers whose sugar intake is restricted. Each 12 ounce can of Celsius® contains 200 milligrams of caffeine which is comparable to one 12-ounce cup of coffee from the leading coffeehouse.

Our original Celsius® product line is currently offered in eight flavors: orange, wild berry, cola, grape, kiwi-guava and watermelon (which are carbonated), and non-carbonated green tea raspberry/acai, and green tea/peach mango. Celsius® is packaged in a distinctive 12 ounce sleek can that uses vivid colors in abstract patterns to create a strong on-shelf impact. The cans are sold as singles or in four-packs. We have recently redesigned our packaging to provide a cleaner, crisper and more modern look. We also sell a powdered form of the active ingredients in our beverages in individual On-The-Go packets as well as multiple serving canisters. In addition to being sugar free, our original ready-to -drink product line is non-GMO, kosher and vegan certified and soy and gluten free.

In 2018, Celsius introduced its first product line extension focused on broadening the reach of Celsius® into the natural channel. The natural line extension is available in refreshing flavors: three sparkling - grapefruit, cucumber lime, orange pomegranate and three non-carbonated - pineapple coconut, watermelon berry and strawberries & cream. The natural line extension boasts a clean ingredient panel featuring 100% natural caffeine-from-green-coffee bean extract, and an all-natural sweetener. Like the original Celsius® products, our new natural ready-to -drink beverages are non-GMO, kosher and vegan certified and soy and gluten free.

During 2018, we also introduced the second line in our product portfolio, trainer’s grade Celsius Heat™. Celsius Heat™ is also a dietary supplement, that uses the same proprietary thermogenic MetaPlus® formula as Celsius®, which is proven to accelerate metabolism, boost energy and accelerate calorie and fat burn when combined with exercise. Celsius Heat™, which is packed with 2,000mg of L-citrulline and 300mg of caffeine. Comes in seven carbonated flavors: Apple Jack’d, Orangesicle, Inferno Punch, Cherry Lime, Blueberry Pomegranate, Strawberry Dragonfruit, and Tangerine Grapefruit.

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

Distribution

Domestic

In the United States and elsewhere in North America, Celsius® is sold across many retail segments. They include supermarkets, convenience stores, drug stores, nutritional stores, and mass merchants. We also sell to health clubs, spas, gyms, the military, e-commerce websites and a limited number of international markets.

We distribute our products domestically through a hybrid of direct-store delivery (DSD) distributors and as well as sales direct to retailers (DTR).

International

Internationally, we distribute our products through regional and country-specific distribution partners. During 2018, we focused a significant part of our marketing efforts on expanding our global reach into the Asian market, which is one of the most dynamic and fastest-growing, making it an important target in our pursuit of global growth. Having a diverse, established and expanding product line, we increased our investment in this key market with the launch and expansion of two important relationships and the formation of an experienced, focused regional team. In September 2017, we entered China with our partner, Qifeng Food Technology (Beijing) Co., Ltd. (“Qifeng”). With exciting success, we began both local production and initial distribution of the Celsius® brand. The initial distribution covered select channels across three Tier-1 cities - Beijing, Guangzhou and Shenzhen, as well as in over 30 other cities across 14 provinces. Consumer response has been overwhelmingly positive and signals that our plan for broader product distribution in China is in-line with market opportunities. At the same time, we are also accelerating our distribution in Hong Kong through our partnership with A.S. Watson Industries. The foundation of our business in Asia is with strong, capable partners, and we are committed to building on our success to further grow our brand and increase placements of our products.

Effective January 1, 2019, we have restructured our China distribution efforts by entering into a license and repayment of investment agreement with Qifeng, thereby creating a risk-mitigated method of capturing market share in China. Under the agreement, Qifeng has been granted the exclusive license rights to manufacture, market and commercialize Celsius® brand products in China. Qifeng pay a fixed royalty fee of $6.9 million for the five years, transitioning to a volume-based royalty fee, thereafter. In addition, Qifeng Food will repay all capital Celsius has invested into the China market to date, over a five-year period.

Sales to one customer, a foreign distributor of our products, accounted for 16% and 30% of our revenues for the years ended December 31, 2018 and December 31, 2017, respectively. Accordingly, if sales to this customer were to significantly decline or cease entirely, our business, results of operations and financial condition may be adversely affected.

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

As of the date of this Report, the Company employs 50 persons, including its executive officers.

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

The Company has a history of losses, including net losses available to common shareholders of $11,419,781 and $8,606,578 for the years ended December 31, 2018 and December 31, 2017, respectively. Our future operating results will depend on many factors, both in and out of our control, including the ability to increase and sustain demand for and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and key employees. Accordingly, there can be no assurance that we can attain consistent profitability.

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

Sales to a foreign customer of our products accounted for 16% and 30% of our revenues for the years ended December 31, 2018 and December 31, 2017, respectively. Accordingly, if sales to this customer were to significantly decline or cease entirely, our business, results of operations and financial condition may be significantly harmed.

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

Risk Factors Relating to our Status as a Fully Reporting Public Company

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are subject to the periodic reporting requirements of the Exchange Act and as a result, we are now required to file periodic reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

If we do not maintain an effective internal control environment as well as adequate control procedures over our financial reporting, investor confidence may be adversely affected thereby affecting the value of our stock price

We are required to maintain proper internal control over our financial reporting and adequate controls related to our disclosures. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. If we fail to maintain adequate controls, our business, the results of operations, financial condition and/or the value of our stock may be adversely impacted.

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

Market prices for our common stock may also be influenced by a number of other factors, including:

●	the issuance of new equity securities pursuant to a public or private offering;

●	changes in interest rates;

●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	variations in quarterly operating results;

●	change in financial estimates by securities analysts;

●	the depth and liquidity of the market for our common stock;

●	investor perceptions of Celsius and the functional beverage industry generally; and

●	general economic and other national conditions.

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

As of the date of this Report, we have 4,808,347 shares of common stock issuable upon exercise of outstanding options and warrants and conversion of outstanding convertible securities. Such “market overhang” could adversely impact the market price of our common stock as a result of the dilution which would result if such securities were exercised for or converted into shares of common stock.

Item 1B.	Unresolved Staff Comments.

Not applicable to the Company because we are a “smaller reporting company.”

Item 2.	Properties.

At present, we do not own any real property. We currently lease our principal executive offices located at 2424 N Federal Highway, Boca Raton, Florida 33431. Our premises are leased for a monthly cost of $12,452. The current lease expires on October 2020. The Company has no warehouses or other facilities as we store our product at third party contract warehouse facilities.

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

In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, we reported that an action for damages was brought against the Company in July 2018 in Circuit Court, Palm Beach County, Florida by Johnny Nunez, a photographer who performed certain services for us. In December 2018, that action was dismissed by the plaintiff without prejudice.

On December 18, 2018, Rockstar, Inc. (“Rockstar”) filed suit against Celsius in federal district court in the District of Nevada. Rockstar’s complaint alleges three claims for relief: (a) false advertising in violation of 15 USC §1125(a); (b) violation of the Nevada Deceptive Trade Practice Act; and (c) Nevada common law unfair competition. On January 30, 2019, Celsius filed its answer to the complaint denying the allegations by Rockstar, and setting forth certain affirmative defenses. The action is in its initial stages and no discovery has taken place. Celsius believes that it has not committed the violations alleged, that it has strong defenses, and it intends to vigorously defend itself against the claims by Rockstar.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market Price of and Dividends on the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since May 24, 2017, our common stock has been listed on the Nasdaq Capital Market under the symbol “CELH.”

Holders

As of March 14, 2019, there were 69 holders of record of our common stock and in excess of 5,465 beneficial owners of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,211,364 shares	(1)	$2.99	2,204,990	(1)

Equity Compensation plans not approved by security holders	0 shares		n/a	0 shares

Total	5,211,364 shares	(1)	2.99	2,204,990	(1)

(1)	Represents shares of common stock reserved for issuance under our Amended 2006 Incentive Stock Plan and 2015 Incentive Stock Plan.

Recent Sales of Unregistered Securities

Not Applicable.

Item 6.	Selected Financial Data

Not applicable to the Company because we are a “smaller reporting company.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

Revenue

For the year ended December 31, 2018, revenue was approximately $52.6 million, an increase of $16.4 million or 45% from $36.2 million for the year ended December 31, 2017. This revenue growth was mainly associated with the results of the North American region which delivered an increase of $14.8 million over last year or 62% increase. The Asia region contributed growth of $3.5 million in revenues when compared to 2017. Our revenue performance was partially offset by a contraction in our European revenue of $1.8 million due to normalization of inventory levels, changes in flavors as well as the impact of restructuring changes in our Nordics distributor. The overall increase in revenue from 2017 to 2018 was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the years ended December 31, 2018 and December 31, 2017:

	Year Ending December 31,
Revenue Source	2018	2017	Change (%)

Total Revenue	$52,603,986	$36,164,064	45%

North American Revenue	$38,905,235	$24,066,662	62%

European Revenue	$9,239,312	$11,110,061	(17)%

Asian Revenue	$4,276,155	$802,630	433%

Other Revenue	$183,284	$184,711	(1)%

Gross profit

For the year ended December 31, 2018, gross profit increased by approximately $5.6 million or 36% to $21.0 million from $15.4 million for the year ended December 31, 2017. Gross profit margins totaled 40% and 43% in the years ended December 31, 2018 and December 31, 2017, respectively. The reduction in gross margin profitability is mainly related to increases in promotional allowances, product repackaging and increase in freight costs. The increase in gross profit dollars from 2017 to 2018 is primarily attributable to the increases in revenue.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2018, were approximately $21.2 million, an increase of $4.6 million, or 28% from $16.6 million for the year ended December 31, 2017. The increase is due primarily to incremental in investments in sales and marketing programs which totaled $14.6 million in 2018, with focus on expansion and the launch of products into China and Hong Kong which accounted for approximately $7.1 million. The increase in sales and marketing expenses from 2017 to 2018 also reflected increased warehouse costs of $394,000, broker costs of $422,000 and increases in human resource investments of $1.1 million respectively. As a result of the royalty license and repayment of investment agreement entered into effective January 1, 2019 with Qifeng, our distribution partner in China., we anticipate that selling in marketing expenses in China will decrease in subsequent periods.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2018 were approximately $10.5 million, an increase of $3.6 million, or 52%, from $6.9 million for the year ended December 31, 2017. The increase was primarily due to higher stock-based compensation of $2.1 million and other general administration expenses of $1.5 million, mainly related the settlement of a lawsuit with a former distributor of approximately $1.0 million.

Other expense

Total other expense increased by approximately $405,000 for year ended December 31, 2018 to $566,000 from $161,000 for the year ended December 31, 2017, mainly related to the recognition of a loss on debt extinguishment of $377,000 and amortization of discounts on notes payable of $28,000.

Net Loss

As a result of all the above, for the year ended December 31, 2018, Celsius had a net loss of $11.2 million and after giving effect to preferred stock dividends of $213,133, a net loss of $11.4 million or $0.23 per share based on a weighted average of 50,050,696 shares outstanding. In comparison, for the year ended December 31, 2017 we had a net loss of $8.2 million, and after giving effect to preferred stock dividends of $366,000, a net loss of $8.6 million or $0.19 per share based on a weighted average of 44,419,162 shares outstanding. A significant portion of the increase in net loss was attributable to increased expenses incurred in connection with entering and commencing distribution of our products in the Asian market and stock-based compensation expense.

Liquidity and Capital Resources

As of December 31, 2018, and December 31, 2017, we had cash of approximately $7.7 million and $14.2 million, respectively and working capital of approximately $20.2 million and $20.6 million, respectively. Cash used in operations during the years ended December 31, 2018 and 2017, totaled approximately $12.1 million and $8.4 million, respectively, reflecting increases in inventories on hand, accounts receivable and investments in sales and marketing programs as well as human resources initiatives.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facilities with CD Financial, LLC (“CD Financial”), an affiliate of Carl DeSantis, a principal shareholder of the Company, as well as Charmnew Limited and Grieg International Limited.

We originally entered into a loan and security agreement with CD Financial in July 2010, which provided us with a line of credit to fund operations. As amended in connection with a private investment transaction consummated in April 2015, the loan and security agreement provided Celsius with a revolving line of credit pursuant to which Celsius can borrow up to an aggregate maximum of $4.5 million from time to time until maturity in January 2020. The credit facility requires quarterly cash payments of interest only at the rate of five percent (5%) per annum until maturity and is secured by a pledge of substantially all the Company’s assets.

The Company entered into Convertible Loan Agreements (the “Loan Agreements”) with its affiliates Charmnew Limited (“Charmnew”) and Grieg International Limited (“Grieg”) on December 12, 2018, and with its affiliate CD Financial on December 14, 2018, providing for aggregate loans to the Company in principal amounts of US$3,000,000, US$2,000,000 and US$5,000,000. In connection with the Loan Agreements, the Company executed and delivered Convertible Promissory Notes (the “Notes”) in favor of each of Charmnew, Grieg and CD Financial. The Loan Agreement and Note entered into with CD Financial replaces the existing credit facility between the Company and CD Financial described above.

The other material terms and conditions of the loan transactions are as follows:

●	The Notes will mature on the date that is two (2) years from the effective date of each Note (“Maturity Date”), at which time all indebtedness due under the Notes will be due and payable;

●	Interest on the outstanding principal amount of the Notes accrues at the rate of five percent (5%) per annum and is payable semi-annually;

●	Charmnew, Grieg and CD Financial each have the option, on or prior to the Maturity Date, to convert the entire principal amount of and all accrued but unpaid interest on the Note into shares of the Company’s common stock. The applicable conversion price is the average of the closing price for the shares during the ten (10) business days prior to each date a loan advance was disbursed, less a discount of 10%; and

●	The Company may not prepay the loan without the lender’s prior written consent.

Our current operating plan for the next twelve (12) months indicates a sufficient financial condition and we do not contemplate obtaining additional financing. However, if our sales volumes do not meet our projections, expenses exceed our expectations, or our plans change, we may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, we may be required to adjust our business plan, by reducing marketing and other expenses or seek additional financing. There can be no assurance that such financing, if required, will be available on commercially reasonable terms if at all.

Off Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data listed in “Item 15 Financials Statements and Exhibits” are attached to this Report.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure controls and procedures

Our President and Chief Executive Officer as well as our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective in that (a) we maintain records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) our records provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (c) our records provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our President and Chief Executive Officer and our Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer and our Chief Financial Officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Based on the evaluation conducted under the above-referenced framework, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2018, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

Effective with the filing of this report, the Company is deemed to be an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Accordingly, we have included the Report of Independent Registered Public Accounting Firm in Item 8 setting forth our registered public accounting firm’s attestation report on the Company’s internal control over financial reporting in accordance with Item 308 (b) of Regulation S-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth the name of each of our directors and executive officers and their positions with Celsius:

Name	Age	Position with the Company

John Fieldly	39	Chief Executive Officer and Director

Edwin Negron-Carballo	57	Chief Financial Officer

Nicholas Castaldo	67	Director

Hal Kravitz	61	Director

Kevin Harrington	62	Director

Tony Lau	27	Director

Thomas E. Lynch	71	Director

William H. Milmoe	70	Director

John Fieldly was named Chief Executive Officer in April 2018 and has served as a director since March 2017. Mr. Fieldly originally joined Celsius in January 2012 as its Chief Financial Officer and from March 2017 to March 2018 served as Interim Chief Executive Officer and Chief Financial Officer. Prior to joining Celsius Holdings, Inc. he held leadership roles at Lebhar-Friedman, Oragenics, Inc. and Eckerd Drugs, Inc. Mr. Fieldly is a Certified Public Accountant in Florida. Mr. Fieldly’s long tenure with the Company makes him a valuable member of the board of directors in addition to his position as Chief Executive Officer.

Edwin Negron-Carballo became Chief Financial Officer in July 2018. He is well versed in USGAAP and IFRS as a Certified Public Accountant and has significant experience in mergers and acquisitions. Mr. Negron-Carballo served as the Chief Financial Officer of Concurrent Manufacturing Solutions, LLC from October 2012 to December 2017. Mr. Negron-Carballo’s prior experience also includes working for major companies such as KPMG, Sodexo, S.A., Tyco Healthcare-Latin America, Energizer Battery and Frito-Lay.

Nicholas Castaldo became a director of Celsius in March 2013. Since September 2004 he has served as Equity Partner, Board Member and Chief Marketing Officer of Anthony’s Coal Fired Pizza, Inc., a Florida based chain of casual dining restaurants and for the past two years has been an Equity Partner and Advisory Board member of Lime Fresh Mexican Grill and served as the company’s CMO. Mr. Castaldo is an adjunct professor at the H. Wayne Huizenga College of Business and Entrepreneurship at Nova Southern University teaching courses in Marketing and Entrepreneurship. We believe that Mr. Castaldo’s significant experience in the marketing sector of the food and beverage industry makes qualifies him to serve as a member of the board of directors.

Kevin Harrington joined Celsius’ board of directors in March 2013. He has almost forty (40) years’ experience in product introduction and direct marketing, being one of the first to market products through infomercials. Since 2005, he has been Chief Executive Officer of Harrington Business Development, Inc., a privately-held consulting firm. A serial entrepreneur, Mr. Harrington appeared as one of the original panelists on the ABC television program, “Shark Tank.” He currently also serves as Chairman of the Board of As Seen On TV, Inc., a public company which focuses on marketing products through infomercials and other direct marketing. Mr. Harrington’s extensive experience in product marketing makes him a valuable member of the board of directors.

Hal Kravitz became a director of Celsius in April 2017. From 2014 to 2018, Mr. Kravitz has served as Chief Executive Officer of AQUAhydrate, Inc., a company engaged in the manufacture, distribution and marketing of bottled water. He also served as a consultant to AQUAhydrate from August to November 2014 and in 2013, Mr. Kravitz helped form InterContinental Beverage Capital, a New York-based merchant bank focused on investments in the beverage industry. For over thirty (30) years prior thereto, Mr. Kravitz served as an executive officer and in other management positions in various units of the Coca-Cola system. We believe that Mr. Kravitz’s longs experience in the beverage industry makes him a valuable member of the board of directors.

Tony Lau joined our board of directors in April 2018. Mr. Lau is an investor and director of consumer and retail investments at Horizons Ventures, Limited (“Horizons Ventures”), a Hong Kong based private investment fund, with whom he has been affiliated since 2014. Mr. Lau also manages China businesses and expansion for Horizons portfolio companies. Prior to Horizons, Mr. Lau was an investment banker with Goldman Sachs, specializing in technology, media and telecommunications investment. Mr. Lau currently serves on the board of directors of ChromaDex Corp. (Nasdaq: CDXC), a patented and proprietary ingredient technologies company. Mr. Lau earned a B.A. in Economics and Finance from Peking University and is currently pursuing the Business Scholars Program (DBA) degree at the Cheung Kong Graduate School of Business (CKGSB). The Company believes Mr. Lau is qualified to serve on the board of directors due to his extensive and unique business background.

Thomas E. Lynch became a director of the Company in November 2009. For over forty (40) years, Mr. Lynch has served as President of the Plastridge Agency, Inc., a five-office insurance agency based in Delray Beach, Florida, which traces its origins to 1919. He also serves as a director of First United Bancorp, Inc.

William H. Milmoe has served as a director of Celsius since August 2008. Since June 2000, Mr. Milmoe has served as President of CDS International Holdings, Inc., a privately-held holding company based in Boca Raton, Florida, which oversees the business investments and holdings of Carl De Santis, one of our principal shareholders.

Terms of Directors and Executive Officers

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders and until their successors are appointed and qualified, or until their removal, resignation, or death.

Family Relationships

There are no familial relationships among our officers and directors.

Board Committees and Independence

Our board of directors has established three standing committees, an audit committee, a compensation committee and a nominating and corporate governance committee. The audit committee currently consists of Messrs. Lynch, Kravitz and Milmoe, the compensation committee currently consists of Messrs. Kravitz, Castaldo and Harrington and the nominating and corporate governance committee currently consists of Messrs. Milmoe, Lau and Lynch. Our board of directors has determined that each of our directors is “independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market.

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

Further, the nominating and corporate governance committee, to the extent it deems necessary or appropriate, among its several other responsibilities shall:

•	recommend to the board of directors and for approval by a majority of independent directors for election by shareholders or appointment by the board of directors as the case may be, pursuant to our bylaws and consistent with the board of director’s evidence for selecting new directors;

•	review the suitability for continued service as a director of each member of the board of directors when his or her term expires or when he or she has a significant change in status;

•	review annually the composition of the board of directors and to review periodically the size of the board of directors;

•	make recommendations on the frequency and structure of board of directors’ meetings or any other aspect of procedures of the board of directors;

•	make recommendations regarding the chairmanship and composition of standing committees and monitor their functions;

•	review annually committee assignments and chairmanships;

•	recommend the establishment of special committees as may be necessary or desirable from time to time; and

•	develop and review periodically corporate governance procedures and consider any other corporate governance issue.

Messrs. Milmoe and Lau are the co-chairman of our nominating and corporate governance committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, based on our review of such reports, during the year ended December 31, 2018 the Reporting Persons complied with all applicable Section 16(a) reporting requirements, except that Mr. Lau’s Form 3 was not filed until July 26, 2018 due to an administrative oversight.

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

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid to our Chief Executive Officer and Chief Financial Officer, who are our two executive officers, during the years ended December 31, 2018 and 2017.

Name and Principal Position		Year	Salary ($)	Bonus ($)	Stock Awards (#)		Other ($)		Total ($)

John Fieldly, CEO(1)	(1)	2018	410,000	223,450	450,000	(3)	—		633,450
		2017	375,000	214,688	200,000	(4)	—		589,688

Gerry David, CEO(1)	(1)	2018	—	—	—		—		—
		2017	39,630	—	—		1,700	(5)	41,330

Edwin Negron-Carballo, CFO(2)	(2)	2018	92,308	33,825	150,000	(6)	—		126,133
		2017	—	—	—		—		—

(1) Mr. David retired as an executive officer of the Company effective March 1, 2017, whereupon Mr. Fieldly assumed Mr. David’s positions on an interim basis until permanently appointed on April 16, 2018.

(2) Mr. Negron-Carballo joined the Company on July 18, 2018 as Chief Financial Officer.

(3) Represents stock options granted under our 2015 Incentive Stock Plan to purchase 150,000 and 300,000 shares of common stock at an exercise price of $5.80 and $4.48 per share. The options vest in three annual installments commencing one year from the date of grant, subject to continued employment and expire ten (10) years from the date of grant.

(4) Represents stock options granted under our 2015 Incentive Stock Plan to purchase 100,000 shares of common stock at an exercise price of $3.48 per share. The options vest in three annual installments commencing one year from the date of grant, subject to continued employment and expire ten (10) years from the date of grant. In addition, a 100,000 share restricted stock award was granted to Mr. Fieldly subject to a vesting schedule in three annual installments commencing one year from the date of grant.

(5) Represents housing allowances.

(6) Represents stock options granted under our 2015 Incentive Stock Plan to purchase 150,000 shares of common stock at an exercise price of $4.60 per share. The options vest in three annual installments commencing one year from the date of grant, subject to continued employment and expire ten (10) years from the date of grant.

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

On April 16, 2018, the Company entered into an employment agreement with John Fieldly in connection with Mr. Fieldly’s appointment as Chief Executive Officer of the Company. The initial term of the employment agreement is through December 31, 2020. The employment agreement provides for a base annual salary of $410,000, eligibility for performance-based incentive bonuses, pursuant to such criteria as may be established by our compensation committee and the grant of options to Mr. Fieldly under our 2015 Incentive Stock Plan to purchase 300,000 shares of our common stock. The employment agreement provides for severance payments equal to (i) the annual base salary and a pro rata performance bonus for the number of months remaining in the term (up to a maximum of 6 months) in the event of termination upon death; (ii) twelve months’ salary in the event of termination other than for “cause” (as defined therein); and (b) a “golden parachute” payment in an amount equal to twice the total compensation (including performance bonus, if any) for the two prior calendar years in the event of termination without “cause” following a “change in control” (as defined therein). The employment agreement contains customary confidentiality and non-competition provisions.

Compensation of Directors Table

The following table summarizes all compensation paid to our directors for the fiscal year ended December 31, 2018.

	Fees
	Earned			Non-Qualified
	or		Non-Equity	Deferred	All
	Paid in	Option/Equity	Plan	Compensation	Other
	Cash	Awards	Compensation	Earnings	Compensation	Total
Name	($)	(#) (1)	($)	($)	($)	($)

Nicholas Castaldo	12,000	50,000	—	—	—	12,000

Kevin Harrington	12,000	50,000				12,000

Hal Kravitz	12,000	50,000	—	—	—	12,000

Tony Lau	—	100,000	—	—	—	—

John Fieldly	—	—	—	—	—	—

Thomas E. Lynch	12,000	50,000	—	—	—	12,000

William H. Milmoe	12,000	50,000	—	—	—	12,000

(1)	Represents options to purchase 50,000 shares of common stock at an exercise price of $5.64 per share granted under our 2015 Incentive Stock Plan. In addition, Tony Lau received options to purchase 100,000 shares of common stock at an exercise price of $4.60 per share granted under our 2015 Incentive Stock Plan.

Narrative Disclosure to the Director Compensation Table

Our non-employee directors will be compensated with options to purchase common stock or awards of common stock as determined by the compensation committee. Non-employee directors are also reimbursed for out-of-pocket costs incurred in connection with attending meetings.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock outstanding to the named executive officers at December 31, 2018.

	Number of securities underlying unexercised Options (#)(1)		Number of securities underlying unexercised unearned options	Weighted average option exercise price	Option expiration
Name	Exercisable	Unexercisable	(#)(1)	($)(1)	date

John Fieldly CEO	369,999	616,667	616,667	3.06	Various

Edwin Negron-Carballo CFO	—	150,000	150,000	4.60	7/26/2028

(1)	Represents grants of stock options under our Amended 2006 Incentive Stock Plan and 2015 Incentive Stock Plan.

Amended 2006 Incentive Stock Plan

In January 2007, we adopted our 2006 Incentive Stock Plan, which was amended in July 2009. The Amended 2006 Incentive Stock Plan provided for equity incentives to be granted to our employees, officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Amended 2006 Incentive Stock Plan, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The Amended 2006 Incentive Stock Plan is administered by the compensation committee of the board of directors. Options to purchase 1,759,046 shares of common stock are outstanding under the 2006 Amended 2006 Incentive Stock Plan as of the date of this Report. The Amended 2006 Incentive Stock Plan (but not awards thereunder) expired in January 2018.

2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan, adopted in April 2015, provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2015 Incentive Stock Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2015 Incentive Stock Plan is administered by the compensation committee of the board of directors. 5,999,968 shares of our common stock are currently reserved for issuance pursuant to the exercise of awards under the 2015 Incentive Stock Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the 2015 Incentive Stock Plan is equal to 15% of our then issued and outstanding common stock. Stock option and awards to purchase an aggregate of 3,452,318 shares of our common stock are outstanding under the 2015 Incentive Stock Plan as of the date of this Report.

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

Names and addresses of beneficial owners	Number of Shares of common stock (1)		Percentage of class (%)

John Fieldly	573,333	(1)	1.0

Nicholas Castaldo	276,174	(2)	*

Hal Kravitz	116,667	(3)	*

Kevin Harrington	276,064	(4)	*

Thomas E. Lynch	277,126	(5)	*

William H. Milmoe	22,649,248	(6)	35.9

all officers and directors as a group (six (6) persons)	24,168,611	(7)	38.3

Other 5% or greater shareholders:

Carl De Santis	22,373,648	(8)	35.5
3161 Jasmine Drive Delray Beach, Florida 33483

Li Ka Shing	8,699,659	(9)	13.8
7/F Cheung Kong Center 2 Queen’s Road Central Hong Kong

Solina Chau Hoi Shuen House 4 2 Island Road, Hong Kong.	6,035,727	(10)	9.6

Kimora Lee Simmons 512 Seventh Avenue, 43rd Floor New York, NY 10018	3,972,659	(11)	6.3

*	Less than 1%

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

(1)          Includes (a) 403,332 shares of our common stock that are issuable upon exercise of stock options and restricted stock rights and (b) 170,000 shares of common stock held of record by Mr. Fieldly.

(2)          Represents (a) 180,000 shares of common stock issuable upon the exercise of stock options and (b) 96,174 shares of common stock held of record by Mr. Castaldo.

(3)          Represents shares of common stock issuable upon the exercise of stock options.

(4)          Represents (a) 180,000 shares of common stock issuable upon the exercise of stock options and (b) 96,064 shares of common stock held of record by Mr. Harrington.

(5)          Represents (a) 180,000 shares of common stock issuable upon the exercise of stock options and (b) 97,126 shares of common stock held of record by Mr. Harrington.

(6)          Represents (a) 95,600 shares of common stock held of record by Mr. Milmoe; (b) 180,000 shares of common stock issuable upon exercise of stock options; (c) 14,360,311 shares of common stock held of record by CDS Ventures, LLC (“CDS Ventures”); (d) 1,032,353 shares of common stock issuable upon conversion of promissory note held of record by CD Financial; (e) 6,980,984 shares of common stock held of record by CD Financial. Mr. Milmoe and Carl DeSantis share voting power with respect to shares of common stock beneficially owned by CDS Ventures and CD Financial. Mr. Milmoe does not have dispositive power with respect to such shares.

(7)          Includes (a) the shares of common stock issuable upon the exercise of stock options and the conversion of common stock issuable and owned and held of record by CD Financial and CDS Ventures, LLC beneficially owned by Mr. Milmoe as set forth in footnote (6) above; and (b) 1,059,999 shares of common stock issuable upon the exercise of stock options held by the Company’s other officers and directors.

(8)          Represents (a) 14,360,311 shares of common stock held of record by CDS Ventures; (b) 6,980,984 shares of common stock held of record by CD Financial; and (d) 1,032,353 shares of common stock issuable upon conversion of promissory note held of record by CD Financial. Voting power of shares of common stock beneficially owned by CDS Ventures and CD Financial is shared by Mr. DeSantis and William H. Milmoe. Mr. De Santis has sole dispositive power with respect to such shares

(9)          Represents (a) 7,710,113 shares of common stock held of record by Charmnew Limited; (b) 989,546 shares of common stock issuable upon conversion of a promissory note held of record by Charmnew Limited.

(10)        Represents (a) 5,376,030 shares of common stock held of record by Grieg International Limited and Oscar Time Limited, over which shares Ms. Chau has voting and dispositive power; (b) 659,697 shares of common stock issuable upon conversion of a promissory note held of record by Grieg International Limited.

(11)        Represents shares of common stock held of record.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,211,364 shares	(1)	$2.99	2,204,990	(1)

Equity Compensation plans not approved by security holders	0 shares		n/a	0 shares

Total	5,211,364 shares	(1)	2.99	2,204,990	(1)

(1)	Represents shares of common stock reserved for issuance under our Amended 2006 Incentive Stock Plan and our 2015 Incentive Stock Plan.

Item 13.	Certain Relationships and Related Transactions.

Lease of Executive Offices

The Company’s executive offices located at 2424 N Federal Highway, Boca Raton, Florida 33431 are leased from a company affiliated with CD Financial. The lease expires in October 2020 and provides for monthly rent of $12,452. We believe that the monthly rent is commensurate with other properties available in the market.

Loans with Affiliates

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

The Company entered into Convertible Loan Agreements (the “Loan Agreements”) with its affiliates Charmnew and Grieg on December 12, 2018, and with its affiliate CD Financial on December 14, 2018, providing for aggregate loans to the Company in principal amounts of US$3,000,000, US$2,000,000 and US$5,000,000. In connection with the Loan Agreements, the Company executed and delivered Convertible Promissory Notes (the “Notes”) in favor of each of Charmnew, Grieg and CD Financial. The Loan Agreement and Note entered into with CD Financial replaces the existing credit facility between the Company and CD Financial described above.

The other material terms and conditions of the loan transactions are as follows:

●	The Notes will mature on the date that is two (2) years from the effective date of each Note (“Maturity Date”), at which time all indebtedness due under the Notes will be due and payable;

●	Interest on the outstanding principal amount of the Notes accrues at the rate of five percent (5%) per annum and is payable semi-annually;

●	Charmnew, Grieg and CD Financial each have the option, on or prior to the Maturity Date, to convert the entire principal amount of and all accrued but unpaid interest on the Note into shares of the Company’s common stock. The applicable conversion price is the average of the closing price for the shares during the ten (10) business days prior to each date a loan advance was disbursed, less a discount of 10%; and

●	The Company may not prepay the loan without the lender’s prior written consent.

Approval of Related Party Transactions

All related party transactions are subject to the review, approval or ratification of our board of directors or an appropriate committee thereof.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the audit, tax and Sarbanes-Oxley compliance fees billed to us for professional services rendered for the years ended December 31, 2018 and 2017, respectively.

	Year ended December 31,

	2018	2017

Audit fees	$127,000	$87,000
Tax fees	$8,750	$8,000
All other fees	$52,120	$1,000

Audit fees consist of billings for the audit of the Company’s consolidated financial statements included in the Company’s Registration Statement on Form 10, our Annual Reports on Form 10-K and reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q and Sarbanes-Oxley compliance in 2018.

Audit-related fees include billing related to the Company’s Registration Statement on Form 10, which was filed in July 2017.

All other Fees, mainly pertain to Sarbanes-Oxley related work, performed by a specialized external audit firm in 2018.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended*

3.2	Bylaws, as amended*

10.1	Loan and Security Agreement with CD Financial, LLC, as amended*

10.2	Investors’ Rights Agreement dated April 20, 2015*

10.3	Amended 2006 Incentive Stock Plan*+

10.4	2015 Incentive Stock Plan*+

10.5	Code of Ethics*

10.6	Audit Committee Charter*

10.7	Compensation Committee Charter*

10.8	Nominating and Corporate Governance Committee Charter*

10.9	Employment Agreement effective January 1, 2016 with Gerry David*+

10.10	Employment Agreement effective January 1, 2016 with John Fieldly*+

10.11	Common Stock Purchase Agreement dated April 20, 2015*

10.12	Consulting Agreement effective March 1, 2017 between the Company and Gerry David+**

10.13	Employment Agreement effective January 1, 2017 between the Company and John Fieldly+**

10.14	Addendum to Employment Agreement effective March 1, 2017 between the Company and John Fieldly+**

10.15	Employment Agreement dated April 16, 2018 between the Company and John Fieldly+***

10.16 10.17 10.18 10.19 10.20

Convertible Loan Agreement between the Company and Charmnew Limited dated December 12, 2018****

Convertible Loan Agreement between the Company and Grieg International Limited dated December 12, 2018****

Amended and Restated Convertible Loan Agreement between the Company and CD Financial, LLC dated December 14, 2018****

Convertible Promissory Note in favor of Charmew Limited dated December 12, 2018****

Convertible Promissory Note in favor of Grieg International Limited dated December 12, 2018****

21.1	Subsidiaries of Registrant*****

23.1	Consent of Independent Registered Public Accounting Firm*****

31.1	Section 302 Certification by Chief Executive Officer*****

31.2	Section 302 Certification by Chief Financial Officer*****

32.1	Section 906 Certification by Chief Executive Officer*****

32.2	Section 906 Certification by Chief Financial Officer*****

+Management compensation plan or arrangement.

*Previously filed as an Exhibit to the Company’s Registration Statement on Form 10 and incorporated herein by reference.

**Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 27, 2017 and incorporated herein by reference.

***Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 20, 2018 and incorporated herein by reference.

****Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 19, 2018 and incorporated herein by reference.

*****Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2019		CELSIUS HOLDINGS, INC.

	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal executive officer)

By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (Principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ John Fieldly	President and Chief Executive Officer	March 14, 2019
John Fieldly	(Principal executive officer)

	Chief Financial Officer and Director	March 14, 2019
/s/ Edwin F. Negron-Carballo	(Principal financial and accounting officer)
Edwin F. Negron-Carballo

/s/ Kevin Harrington	Director	March 14, 2019
Kevin Harrington

/s/ Hal Kravitz	Director	March 14, 2019
Hal Kravitz

/s/ Tony Lau	Director	March 14, 2019
Tony Lau

/s/ Thomas E. Lynch	Director	March 14, 2019
Thomas E. Lynch

/s/ William H. Milmoe	Director	March 14, 2019
William H. Milmoe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Celsius Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Celsius Holdings, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2017.

Coconut Creek, Florida

March 14, 2019

Celsius Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS

Current assets:
Cash	$7,743,181	$14,186,624
Accounts receivable, net	12,980,396	6,375,658
Inventories, net	11,482,701	5,305,505
Prepaid expenses and other current assets	2,299,375	1,180,444
Total current assets	34,505,653	27,048,231

Property and equipment, net	121,854	62,642
Total Assets	$34,627,507	$27,110,873

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$14,845,211	$6,311,824
Accrued preferred dividend	—	133,883
Other current liabilities	19,933	17,921
Total current liabilities	14,865,144	6,463,628

Long-term liabilities:
Revolving line of credit-note payable-related party	3,500,000	3,500,000
Convertible note payables-related party-net	4,459,381	—
Total Liabilities	22,824,525	9,963,628
Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 2,500,000 shares authorized, zero and 6,760 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	7
Common stock, $0.001 par value; 75,000,000 shares authorized, 57,002,508 and 45,701,593 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	57,003	45,702
Additional paid-in capital	85,153,667	79,101,824
Accumulated other comprehensive loss	(26,997)	(39,378)
Accumulated deficit	(73,380,691)	(61,960,910)
Total Stockholders’ Equity	11,802,982	17,147,245
Total Liabilities and Stockholders’ Equity	$34,627,507	$27,110,873

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Operations

	For the year
	ended December 31,
	2018	2017
Revenue	$52,603,986	$36,164,064
Cost of revenue	31,543,608	20,733,387
Gross profit	21,060,378	15,430,677

Selling and marketing expenses	21,213,530	16,611,369
General and administrative expenses	10,487,592	6,899,275
Total operating expense	31,701,122	23,510,644

Loss from operations	(10,640,744)	(8,079,967)

Other Expense:

Interest expense	(174,409)	(160,616)
Loss on Debt Extinguishment	(377,048)	—
Amortization of Discount on Notes Payable	(14,447)	—
Total Other Expense	(565,904)	(160,616)

Net Loss	(11,206,648)	(8,240,583)

Preferred stock dividend – other	(213,133)	(365,995)
Net Loss available to common stockholders	$(11,419,781)	$(8,606,578)

Weighted average shares outstanding	50,050,696	44,419,162
Loss per share, basic and diluted	$(0.23)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2018 and 2017

	For the year
	ended December 31,
	2018	2017
Net Loss available to common stockholders, as reported	$(11,419,781)	$(8,606,578)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) income	12,381	(39,378)
Other comprehensive (loss) income
Comprehensive income	$(11,407,400)	$(8,645,956)

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Other- Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2016	6,380	$6	39,999,784	$40,000	$64,208,963	$—	$(53,354,332)	$10,894,637

Issuance of common stock pursuant to private placement			3,333,329	3,333	9,996,615			9,999,948
Issuance of common stock in exchange of service			94,252	94	327,903			327,997
Issuance of common stock pursuant to exercise of stock options			1,940,895	1,942	944,633			946,575
Issuance of common stock in exchange of convertible note			333,333	333	999,666			999,999
Issuance of preferred stock for conversion of accrued dividends	380	1			382,999			383,000
Stock option expense					2,241,045			2,241,045
Foreign currency translation loss						(39,378)		(39,378)
Preferred stock dividend – other							(365,995)	(365,995)
Net loss							(8,240,583)	(8,240,583)
Balance at December 31, 2017	6,760	$7	45,701,593	$45,702	$79,101,824	$(39,378)	$(61,960,910)	$17,147,245

Preferred stock C - conversion to common stock	(3,016)	(3)	5,806,022	5,806				5,803
Issuance of preferred stock for conversion of accrued dividends	256				255,903			255,903
Preferred stock D- conversion to common stock	(4,000)	(4)	4,651,163	4,651	(10,450)			(5,803)
Stock option expense					4,293,797			4,293,797
Issuance of common stock in exchange of service			60,000	60	279,540			279,600
Issuance of common stock pursuant to exercise of stock options - Cashless			313,008	313	(313)
Issuance of common stock pursuant to exercise of stock options - Cash			470,722	471	301,252			301,723
Beneficial Conversion Feature on Convertible Instruments					555,066			555,066
Preferred stock dividend							(213,133)	(213,133)
Debt Extinguishment Beneficial Conversion Feature					377,048			377,048
Foreign currency translation						12,381		12,381
Net loss							(11,206,648)	(11,206,648)
Balance at December 31, 2018	—	$—	57,002,508	$57,003	$85,153,667	$(26,997)	$(73,380,691)	$11,802,982

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Cash Flows

	For the year ended
	December 31, 2018		December 31, 2017
Cash flows from operating activities:
Net Loss		$(11,206,648)	$(8,240,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		72,162	20,425
Loss on Debt Extinguishment		377,048	—
Stock-based compensation expense for services		279,600	327,997
Stock-based compensation expense		4,293,797	2,241,045
Changes in operating assets and liabilities:
Accounts receivable, net		(6,604,738)	(3,587,926)
Inventory		(6,177,196)	(3,094,135)
Prepaid expenses and other current assets		(1,118,930)	(243,095)
Accounts payable and accrued expenses		8,533,388	4,557,616)
Accrued preferred dividends		(96,916)	(202,778)
Deposits/deferred revenue and other current liabilities		2,013	(196,691)
Net cash used in operating activities		(11,646,420)	(8,418,125)

Cash flows from investing activities:
Purchase of property and equipment		(110,417)	(49,534)
Proceeds from sale of equipment		—	—
Net cash used in investing activities		(110,417)	(49,534)

Cash flows from financing activities:
Proceeds from notes payable-related-party, net		5,000,000	—
Net proceeds from sale of common stock		—	9,999,948
Proceeds from exercise of stock options		301,013	946,575
Net cash provided by financing activities		5,301,013	10,946,523

Effect on exchange rate changes on cash and cash equivalents		12,381	(39,378)

Net increase/(decrease) in cash and cash equivalents		(6,443,443)	2,439,486

Cash and cash equivalents at beginning of the year		14,186,624	11,747,138

Cash and cash equivalents at end of the year		$7,743,181	$14,186,624
Supplemental disclosures:
Cash paid during period for:
Interest		$174,409	$160,855
Preferred Dividends		$40,000	$202,778
Taxes		$—	$—
Non-cash investing and financing activities:
Accrued preferred dividends	$		$163,216
Conversion of convertible note to common stock, related party		$—	$999,999
Conversion of accrued preferred dividend into preferred shares - related party		$—	$383,000

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the years ended December 31, 2018 and 2017 all material assets and revenues of the Company were in the United States except as disclosed in Note 2.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At December 31, 2018, the Company had approximately $6.76 million in excess of the Federal Deposit Insurance Corporation limit.

For the years ended December 31, 2018 and 2017, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2018	2017
A*	15.8%	29.7%
All other	84.2%	70.3%
Total	100.0%	100.0%

At December 31, 2018 and 2017, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2018	2017
A*	38.2%	48.0%
B	25.2%	4.2%
All other	36.6%	47.8%
Total	100.0%	100.0%

*Revenues from customer A are derived from a customer located in Sweden. Revenues from all other customers were mainly derived from the United States. Receivables from customer B are obtained from a customer located in China.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At December 31, 2018 and December 31, 2017, the Company did not have any investments with maturities of three months or less.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2018 and December 31, 2017, there was an allowance for doubtful accounts of $183,000 and $33,100, respectively.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory reserve to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of inventory item, then inventory item will be included as part of the reserve during the period being evaluated. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). In 2018 and 2017, the Company recorded inventory reserves in the amount of $74,650 and $36,300, respectively. The inventory reserve is included in cost of revenue. Free Samples are recorded as cost of sales.

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

Revenue Recognition — As of January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its consolidated financial statements.

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Sales taxes and other similar taxes are excluded from revenue.

Customer Advance — From time to time the Company requires deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances liability. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $13.8 million and $6.8 million, during year ending December 31, 2018 and 2017, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $572,000 and $360,000 during year ending December 31, 2018 and 2017, respectively.

Foreign Currency Translation — Generally, foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Comprehensive Income. The Company incurred foreign currency translation gains during the year ending in December 31, 2018 of approximately $12,400 and a loss of approximately $39,978 during the twelve months ending December 31, 2017.

Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximates fair value due to their relative short-term maturity and market interest rates.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at December 31, 2018 and December 31, 2017.

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

December 31, 2018

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

The Company’s tax returns for tax years in 2015 through 2018 remain subject to potential examination by the taxing authorities.

Earnings per Share — Basic earnings per share are calculated by dividing net income (loss) available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of convertible debt, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of December 31, 2018, the convertible debt may be converted into additional shares of common stock amounting to 2,681,400.

There were no other dilutive common shares equivalents, including convertible notes and warrants, as no common share equivalents had an exercise price below the ending closing price of the year. The effects of dilutive instruments have not been presented as the effects would be anti-dilutive.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Payments —The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017.

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

Shipping and Handling Costs — Shipping and handling costs for freight-out expense on goods shipped are included in cost of sales expenses in the accompanying consolidated statements of income. Freight-out expense on goods shipped for year ended December 31, 2018 and 2017 was approximately $5.5 million and $3.3 million, respectively.

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

Leases — We have completed our initial assessment of the requirements of ASU No. 2016-02. We plan to adopt ASU No. 2016-02, as amended, effective January 1, 2019. The adoption of the standard will result in the recognition of right to use assets and lease liabilities that have not been previously recorded. Based on our initial assessment, we do not expect that the adoption of the ASU will have a material impact to our financial statements and disclosures. The company is continuing to monitor potential changes that have been proposed by the FASB and will assess any necessary changes to the implementation process as the guidance is actualized.

In August 2017, the FASB issued ASU No. 2017-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2017-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2017-15 on its financial statements and related disclosures.

In October 2017, the FASB issued ASU No. 2017-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU to have a significant impact on its consolidated financial statements.

In November 2017, the FASB issued Accounting Standards Update 2017-18 (ASU 2017-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company does not expect that adoption of this ASU to have a material effect on its consolidated financial statements.

In May 2018, FASB issued Accounting Standards Update 2018-09; Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards an entity is required to apply modification accounting under ASC 718. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. ASU 2016-13 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2019. Early adoption is permitted after fiscal years beginning December 15, 2018. The Company is currently evaluating the potential impact of adopting this guidance on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework

Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is currently assessing the impact of this standard on their Financial Statements.

In July 2018, FASB issued Accounting Standards Update 2018-11; Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non public Entities and Certain Mandatorily Redeemable Non controlling Interests with a Scope Exception. The guidance is intended to reduce the complexity associated with issuers’ accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At December 31, 2018, the Company had an accumulated deficit of $73,380,692 which includes a net loss available to common stockholders of $11,419,781 for year ended December 31, 2018. During the year ending December 31, 2018 the Company’s net cash used in operating activities totaled $11,646,420.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facilities with CD Financial, LLC (“CD Financial”), an affiliate of Carl DeSantis, a principal shareholder of the Company, as well as Charmnew Limited and Grieg International Limited. Charmnew Limited is an existing shareholder of record affiliated with Li Ka Shing, one of our principal shareholders. Grieg International Limited is an existing shareholder of record affiliated with Chau Hoi Shuen Solina, one of our principal shareholders

Our current operating plan for the next twelve (12) months plans on a sufficient financial condition and we do not contemplate obtaining additional financing. However, if our sales volumes do not meet our projections, expenses exceed our expectations, our plans change, we may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, we may be required to adjust our business plan, by reducing marketing and other expenses or seek additional financing. There can be no assurance that such financing, if required, will be available on commercially reasonable terms if at all.

3.	REVENUE

Information about the Company’s net sales by reporting segment for the twelve months ended December 31, 2018 and 2017 is as follows:

	For the twelve months ended
	December 31,	December 31,
	2018	2017

North America	$38,905,235	$24,066,662
Europe	9,239,312	11,110,061
Asia	4,276,155	802,630
Other	183,284	184,711
Net sales	$52,603,986	$36,164,064

4.	INVENTORIES

Inventories consist of the following at:

	December 31,	December 31,
	2018	2017
Finished goods	$8,739,877	$4,137,239
Raw Materials	2,817,477	1,204,560
Less: Inventory reserve	(74,653)	(36,294)
Inventories, net	$11,482,701	$5,305,505

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $2,300,000 and $1,180,000, at December 31, 2018 and 2017, respectively, and consist mainly of prepaid consulting agreement with D3M Licensing Group, advertising, prepaid insurance, prepaid slotting fees, and deposits on purchases.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31,	December 31,
	2018	2017
Furniture and equipment	$451,576	$341,159
Less: accumulated depreciation	(329,722)	(278,517)
Total	$121,854	$62,642

Depreciation expense amounted to $51,205 and $20,425 during year ended December 31, 2018 and 2017, respectively.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31,	December 31,
	2018	2017
Accounts payable	$5,825,446	$3,003,086
Accrued expenses	9,019,765	3,308,738
Total	$14,845,211	$6,311,824

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

8.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at:

	December 31,	December 31,
	2018	2017
State bottle bill liability	19,934	17,921
Total	$19,934	$17,921

9.	NOTES PAYABLE - RELATED PARTY

Line of credit convertible note payable - related party consists of the following as of:

	December 31,	December 31,
	2018	2017

-In July 2010, the Company entered into a line of credit note payable with a related party and major shareholder which carries interest of five percent per annum paid quarterly. The Company can borrow up to $9,500,000. The Company has pledged all its assets as security for the line of credit. The note matures in January 2020, at which time the principal amount is due. During April 2015, the Company issued $4,000,000 of convertible series D preferred series in exchange for cancellation of $4,000,000 of this line, reducing the amount to $4,500,000. During March 2018, the Company issued $1,000,000 of common stock in exchange for cancellation of $1,000,000 of this line, reducing the amount to $3,500,000. In December 2018, the company amended and restated the note payable into a convertible loan agreement continuing to carry a five percent per annum interest but payable semi-annually. As a result, of this substantial modification which was treated as a debt extinguishment, a new liability was established and a loss of $377,0418 on the extinguishment of debt was recognized. The Company can now borrow up to $5.0 million. The note matures in December 2020. The balance at December 31, 2018 is convertible into 1,032,162 shares at a fixed conversion price of $3.40 per share which was determined based on the average of the closing price for the shares during the ten (10) business days prior to the Advance Date, less a discount of 10%.
Long-term portion	$3,500,000	$3,500,000

	December 31,	December 31,
	2018	2017
Convertible Note Payable
-In December 2018, the company entered into a convertible note payable with a related party and shareholder which carries interest of five percent per annum paid semi-annually. The Company can borrow up to $3.0 million and as of December 31, this note had an unamortized discount of $324,371. The note matures in December 2020. The balance at December 31, 2018 is convertible into 989,543 shares at a fixed conversion price of $3.04 per share which was determined based on the average of the closing price for the shares during the ten (10) business days prior to the Advance Date, less a discount of 10%.	2,675,629	—
-In December 2018, the company entered into a line of credit convertible note payable with a related party and shareholder which carries interest of five percent per annum paid semi-annually. The Company can borrow up to $2.0 million and as of December 31, this note had an unamortized discount of $216,248. The note matures in December 2020. The balance at December 31, 2018 is convertible into 659,695 shares at a fixed conversion price of $3.04 per share which was determined based on the average of the closing price for the shares during the ten (10) business days prior to the Advance Date, less a discount of 10%.	1,783,752	—
Long-term portion-Net of Discount	$4,459,381	$—

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

10.	PREFERRED STOCK – RELATED PARTY

The Company entered into a securities purchase agreement with CDS Ventures of South Florida, LLC (“CDS”) and CD Financial, LLC (“CD”). CDS and CD are limited liability companies which are affiliates of Carl DeSantis, the Company’s principal shareholder. The Company issued 2,200 shares of its Series C Preferred Stock (the “Preferred C Shares”) in exchange for the conversion of a $550,000 short term loan from CDS and the conversion of $1,650,000 in indebtedness under the Company’s line of credit with CD (the “CD Line of Credit”). The Preferred C Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.52 per share at any time until December 31, 2018, at which time they will automatically convert into shares of our common stock determined by dividing the liquidation preference of $1,000 per Preferred C Share by the conversion price then in effect. The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred C Shares accrue cumulative annual dividends at the rate of 6% per annum, payable by the issuance of additional Preferred C Shares. The holder of Preferred C Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In April 2015, the Company issued 180 Preferred C Shares valued at $180,000 in settlement of $180,000 in accrued preferred C dividends. In October 2017, the Company issued 383 Preferred C Shares valued at $383,000 in settlement of $383,000 in accrued preferred C dividends. As of December 31, 2018, $255,903 of dividends has been accrued and converted into 256 of additional Preferred C. The Preferred C Shares matured on December 31, 2018 and were exchanged for shares of Company common stock in the amount of 5,806,022.

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

Notes to Consolidated Financial Statements

December 31, 2018

11.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our shareholders Carl DeSantis. Currently, the lease expires on October 2020 with monthly rent of $12,452. The rental fee is commensurate with other properties available in the market.

Other related party transactions are discussed in notes 8, 9 and 12

12.	STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to services performed

On July 19, 2018 the Company settled a legal matter that was filed in Superior Court of the State of California, Los Angeles County, by Statewide Beverage Company, Inc. (“Statewide”), a former distributor of the Company’s products. As part of the settlement the Company issued 60,000 shares of “restricted” stock, to the ten plaintiffs involved in the complaint for a total fair value of $279,600, or $4.66 per share, representing the closing stock price on the settlement date. The stock “restriction” pertains to the shareholders intention of using the shares for investment purposes only and not with a view to distribute or resell the shares or any part thereof or interest therein. However, the Stockholder’s rights allow for the selling or otherwise disposal of all or part of the shares pursuant to an exemption under the Securities Act of 1933, as amended (the Securities Act”) and applicable state securities laws or pursuant to registration of the share under such laws.

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

Issuance of common stock pursuant to exercise of stock options

During the year ended December 31, 2018, the Company issued an aggregate of 783,730 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $301,013 for 470,722 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

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

Issuance of preferred stock pursuant to private placement

In December 2018, the 3,019 preferred C shares were converted into 5,806,022 of common stock.

In March 2018, the 4,000 preferred D shares were converted into 4,651,163 of common stock.

Refer to note 9 for discussion on preferred stock issuances.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

13.	INCOME TAXES

Due to recurring losses for the years ended December 31, 2018 and 2017, the Company’s net tax provision was zero.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2018	2017
Statutory federal rate	(21.0)%	(35.0)%
State income tax rate, net of federal benefit	(4.35)%	(3.5)%
Permanent differences, including stock based compensation	5.6%	5.9%
Change in valuation allowance, including effect of change in tax rates	19.75%	23.1%
Difference in foreign tax rates	—	9.5%
Effective tax rate	0.0%	0.0%

At December 31, 2018 and 2017, the Company’s deferred tax assets were as follows:

Deferred Tax Liability	2018	2017

Property and equipment	(2,000)	(7,000)
Total deferred tax liability	(2,000)	(7,000)

Deferred Tax Assets	2018	2017

Federal and state net operating loss carry forward	12,082,000	11,767,000
Foreign net operating loss carry forward	3,123,000	1,455,000
Other temporary differences	63,000	39,000
Total deferred tax asset	15,268,000	13,261,000
Net deferred tax asset	15,266,000	13,254,000
Less valuation allowance	(15,266,000)	(13,254,000)
	$—	$—

The Company’s valuation allowance increased by $2,012,000 and $3,994,000 during 2018 and 2017 respectively. Total net operating loss carry forwards at December 31, 2018 were approximately $47.7 million, of which approximately $46.0 million, will expire through 2037 and $1.7 million attributable to the current year may be carried forward indefinitely. China has corporate tax rate of 25% with net operating loss carry forwards expiring after 5 years. The Company had $11.2 million of net operating loss carry forwards in China as of December 31, 2018. Hong Kong has a corporate tax rate of 17% with net operating loss carry forwards that don’t expire. The Company had $1.87million of net operating loss carry forwards in Hong Kong as of December 31, 2018. The Company’s net operating loss carry forwards may be limited due to ownership changes pursuant to Internal Revenue Code section 382. Effective December 22, 2018 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 38.5% to 25.35%. The change in blended tax rate reduced the 2017 US net operating loss carry forward deferred tax assets by approximately $5.5 million.

14.	STOCK-BASED COMPENSATION

The Company adopted an Incentive Stock Plan on January 18, 2007. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. While the plan terminates 10 years after the adoption date, issued options have their own schedule of termination. During 2013, the majority of the shareholders approved to increase the total available shares in the plan from 2.5 million to 3.5 million shares of common stock. During May 2014, the majority of the shareholders approved to increase the total available shares in the plan from 3.5 million to 4.25 million shares of common stock, during February 2015, the majority of the shareholders approved to increase the total available shares in the plan from 4.25 million to 4.6 million shares of common stock and during April 2015, the majority of the shareholders approved to increase the total available shares in the plan from 4.6 million to 5.1 million shares of common stock. Until 2018, options to acquire shares of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

15.	STOCK-BASED COMPENSATION (CONTINUED)

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017.

Under the 2015 Stock Incentive Plan, the Company has issued options to purchase approximately 4.47 million shares at an average price of $3.80 with a fair value of $5.34 million. For the year ended December 31, 2018 and 2017, the Company issued options to purchase 1.83 million and 1.2 million shares. For the year ended December 31, 2018 and 2017, the Company recognized an expense of approximately $4.3 million and $2.2 million, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of December 31, 2018, the Company had approximately $7,334,000 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 3 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. There are options to purchase approximately 3.06 million shares that have vested as of December 31, 2018.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended December 31,
	2018	2017
Expected volatility	91% -142%	137% - 140%
Expected term	4.02 – 5.06 Years	4 Years
Risk-free interest rate	2.56% - 2.86%	1.23%-1.61%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

16.	STOCK-BASED COMPENSATION (CONTINUED)

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2018 and 2017 and changes during the period ending on that date is as follows:

					Weighted
		Weighted Average		Aggregate	Average
	Shares	Exercise	Fair	Intrinsic	Remaining
	(000’s)	Price	Value	Value	Term (Yrs)
Options
At December 31, 2016	5,636	$1.04	$0.41	$7,317	5.06
Granted	1,190	3.82
Exercised	(2,007)	0.82
Forfeiture and cancelled	(217)	1.77
At December 31, 2017	4,602	1.82		$12,476	4.23
Granted	1,825	5.31
Exercised	(784)	.57
Forfeiture and cancelled	(803)	3.65
At December 31, 2018	4,840	3.04		$5,338	5.05

Exercisable at December 31, 2018	3,059	2.14			3.59

The following table summarizes information about employee stock options outstanding at December 31, 2018:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Averaged	Averaged	at	Averaged	Averaged
Exercise	December 31,	Remaining	Exercise	December 31,	Exercise	Remaining
Price	2018 (000’s)	Life	Price	2018 (000’s)	Price	Life
$0.20 - $0.53	502	2.89	$0.27	502	$0.27	2.89
$0.65 - $1.80	952	1.15	$0.85	938	$0.84	1.16
$1.83 - $2.84	868	3.07	$2.09	698	$2.10	3.27
$3.20 - $6.20	2,510	7.66	$4.72	913	4.44	6.73
$7.20 - $22.00	8	0.62	$10.36	8	$10.36	0.62
Outstanding options	4,840	5.05	$3.04	3,059	$2.14	3.59

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

17.	COMMITMENTS AND CONTINGENCIES

On February 22, 2017, we were served with a summons and complaint with respect to a breach of contract action filed in Superior Court of the State of California, Los Angeles County, by Statewide Beverage Company, Inc. (“Statewide”), a former distributor of the Company’s products, whose distribution agreement, with the Company had terminated effective November 2016 for “cause” (non-payment of invoices within the applicable grace period provided in the distribution agreement). The complaint alleged that the distribution agreement was terminated without “cause” and sought unspecified damages consisting of termination payments and fees which would be due upon a termination without “cause,” but not on a termination for “cause” as well as certain invasion fees allegedly due under the terms of the distribution agreement. The Company settled this case as of July 19, 2018 for three cash payments over a five (5) month period through January 1, 2019 totaling $750,000 and the issuance of 60,000 restricted shares of our common stock, valued at $4.66 per share. Accordingly, the total impact of this settlement amounted to $1,029,600.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of December 31, 2018.

The Company entered into an office lease with a related party (see note 11) effective October 2015. The monthly rent amounts to $12,452 per month until October 2019 and then increases to $12,826 per month until the termination of the lease in October 2020. Future annual minimum payments required under operating lease obligations at December 31, 2018 are as follows:

Future Minimum Lease Payments

Year ending December 31,	Amounts
2019	$150,175
2020	128,259
Total	$278,434

18.	SUBSEQUENT EVENTS

In January 2019, the Company entered into a license and repayment of investment agreement with Qifeng Food Technology (Beijing) Co., Ltd (“Qifeng”). Under the agreement, Qifeng was granted the exclusive license rights to manufacture, market and commercialize Celsius branded products in China. Qifeng agreed to provide a return of a fixed $6.9 million as a license fee covering the first five years, then transitioning to a volume-based royalty fee. In addition, Qifeng will repay the capital Celsius has invested into the China market to date, over a five-year term.

Between January 1, 2018 and March 8, 2018, the Company issued an aggregate of 195,857 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company cash in the amount of $24,760 for options exercised.