Form 10-Q
period 2019-03-31
Celsius Holdings, Inc.
filed 2019-05-09
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 9, 2019 was 57,307,853 shares.

ITEM 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2019 (Unaudited)	December 31, 2018 (1)
ASSETS

Current assets:
Cash	$2,762,813	$7,743,181
Accounts receivable-net	12,154,448	12,980,396
Note receivable-current	1,224,529	-
Unbilled royalty revenue	89,587	-
Inventories-net	13,556,512	11,482,701
Prepaid expenses and other current assets	2,832,174	2,299,375
Total current assets	32,620,063	34,505,653

Note receivable-long term	11,020,766	-

Operating lease-right of use asset	223,991	-
Property and equipment-net	103,093	121,854
Total Assets	$43,967,913	$34,627,507
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$9,027,059	$14,845,211
Other current liabilities	65,395	19,933
Operating Lease Liability-current	139,042	-
Total current liabilities	9,231,496	14,865,144

Long-term liabilities:
Line of credit note payable-related party-net	4,850,839	3,500,000
Convertible note payables -related party-net	4,527,815	4,459,381
Operating Lease Liability-Long Term	87,592	-
Total Liabilities	18,697,742	22,824,525
Commitments and contingences (note 16)
Stockholders’ Equity:
Common stock, $0.001 par value; 75,000,000 shares authorized, 57,198,365 and 57,002,508 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	57,198	57,003
Additional paid-in capital	86,703,402	85,153,667
Accumulated other comprehensive Income/(Loss)	233,668	(26,997)
Accumulated deficit	(61,724,097)	(73,380,691)
Total Stockholders’ Equity	25,270,171	11,802,982
Total Liabilities and Stockholders’ Equity	$43,967,913	$34,627,507

(1)	Derived from Audited Financial Statements

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2019	2018
Revenue	$14,485,650	$12,059,976
Cost of revenue	8,764,592	7,296,295
Gross profit	5,721,058	4,763,681

Selling and marketing expenses	3,601,003	5,599,271
General and administrative expenses	2,622,102	2,002,655
Total operating expense	6,223,105	7,601,926

Loss from operations	(502,047)	(2,838,245)

Other Income (Expense):
Interest income/(expense)-net	(28,632)	(38,259)
Amortization of discount on notes payable	(85,940)	-
Gain on Investment repayment from China (Note Receivable Note 6)	12,273,213	-
Total Other Income/(Expense)	12,158,641	(38,259)

Net Income/(Loss)	11,656,594	(2,876,504)
Preferred stock dividend	-	(82,691)
Net Income/(Loss) available to common stockholders	$11,656,594	$(2,959,195)

Income/(Loss) per share:
Basic	$0.20	$(0.06)
Diluted	$0.19	$(0.06)
Weighted average shares outstanding:
Basic	57,155,445	47,449,553
Diluted	61,687,409	47,449,553

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income/(Loss)

For the three months ended March 31, 2019 and 2018

	For the three months
	ended March 31,
	2019	2018
Net Income/(Loss) available to common stockholders, as reported	$11,656,594	$(2,959,195)
Other comprehensive income (loss):
Unrealized foreign currency translation income (loss)	260,665	(53,504)

Comprehensive Income (loss)	$11,917,259	$(3,012,699)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2019

(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Other- Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2018	(0)	$(0)	57,002,508	$57,003	$85,153,667	$(26,997)	$(73,380,691)	$11,802,982
Stock option expense					1,358,503			1,358,503
Issuance of common stock pursuant to exercise of stock options-Cashless			115,107	115	(115)			-
Issuance of common stock pursuant to exercise of stock options-Cash			80,750	80	24,680			24,760
Beneficial Conversion Feature on Convertible Instruments					166,667			166,667
Foreign currency translation gain						260,665		260,665
Net Income							11,656,594	11,656,594
Balance at March 31, 2019	(0)	$(0)	57,198,365	$57,198	$86,703,402	$233,668	$(61,724,097)	$25,270,171

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2018

(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Other- Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2017	6,760	$7	45,701,593	$45,702	$79,101,824	$(39,378)	$(61,960,910)	$17,147,245
Issuance of common stock in exchange of preferred stock	(4,000)	(4)	4,651,163	$4,651	(5,251)			(604)
Stock option expense					770,862			770,862
Issuance of common stock pursuant to exercise of stock options-Cashless			306,340	$306	(306)			-
Issuance of common stock pursuant to exercise of stock options-Cash			297,773	$298	142,329			142,627
Preferred stock dividend payable							(82,691)	(82,691)
Foreign currency translation loss						(53,504)		(53,504)

Net loss							(2,876,504)	(2,876,504)
Balance at March 31, 2018	2,760	$3	50,956,869	$50,957	$80,009,458	$(92,882)	$(64,920,105)	$15,047,431

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net Income (loss)	$11,656,594	$(2,876,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,343	7,953
Stock-based compensation expense	1,358,503	770,862
Gain on Investment repayment from China (Note Receivable Note 6)	(12,273,213)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(2,488,198)	(2,698,222)
Inventories net	(2,332,499)	(1,363,237)
Prepaid expenses and other current assets	(707,984)	(1,977,614)
Accounts payable and accrued expenses	(2,070,134)	3,908,101
Accrued preferred dividends	-	(51,111)
Unbilled royalty revenue	(89,587)	-
Other current Assets/liabilities	45,463	4,059
Net cash used in operating activities	(6,793,712)	(4,275,713)

Cash flows from investing activities:
Purchase of property and equipment	-	(11,717)

Net cash (used in) investing activities	-	(11,717)

Cash flows from financing activities:
Proceeds from notes payable related party-net	1,500,000
Proceeds from exercise of stock options	24,760	142,023
Net cash provided by financing activities	1,524,760	142,023
Effect of exchange rate changes on cash and cash equivalents	288,584	(53,504)
Net (decrease) increase in cash	(4,980,368)	(4,198,911)
Cash at beginning of the period	7,743,181	14,186,624
Cash at end of the period	$2,762,813	$9,987,713
Supplemental disclosures:
Cash paid during period for:
Interest	$28,632	$38,259
Non-cash investing and financing activities:
Accrued preferred dividends	$-	$82,691
Non-Cash Items Related to China Settlement:
Accounts Receivable	3,314,146	-
Inventory	258,688	-
Pre-paid expense and other current assets	175,185	-
Accounts payable and accrued expenses	3,748,019	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Business —Celsius Holdings, Inc. (the “Company” or “Celsius Holdings”) was incorporated under the laws of the State of Nevada on April 26, 2005. On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Elite FX, Inc., a Florida corporation. Under the terms of the Merger Agreement, Elite FX, Inc. was merged into the Company’s subsidiary, Celsius, Inc. and became a wholly-owned subsidiary of the Company on January 26, 2007. In addition, on March 28, 2007 the Company established Celsius Netshipments, Inc. a Florida corporation as a subsidiary of the Company. On February 7, 2018, the Company established Celsius Asia Holdings Limited a Hong Kong corporation as a wholly-owned subsidiary of the Company. On February 7, 2017 Celsius China Holdings Limited a Hong Kong corporation became a wholly-owned subsidiary of Celsius Asia Holdings Limited and on May 9, 2017, Celsius Asia Holdings Limited established Celsius (Beijing) Beverage Limited, a China corporation as a wholly-owned subsidiary of Celsius Asia Holdings Limited.

The Company is engaged in the development, marketing, sale and distribution of “functional” calorie-burning fitness beverages under the Celsius® brand name.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the 10K filed for December 31, 2018 and notes thereto and other pertinent information contained in our General Form for Registration of Securities of Form 10 as filed with the Securities and Exchange Commission (the “Commission”). The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated.

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the three months ended March 31, 2019 and 2018 all material assets and revenues of the Company where in the United States except as disclosed in Note 2.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At March 31, 2019, the Company had approximately $2.5 million in excess of the Federal Deposit Insurance Corporation limit.

For the three months ended March 31, 2019 and 2018, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2019	2018
A*	17.9%	18.0%
B*	0.1%	11.6%
All other	82.0%	70.4%
Total	100.0%	100.0%

Revenues from customer A are derived from a customer located in Sweden and customer B are derived from a customer located in China. Revenues from all other customers were mainly derived in the United States.

At March 31, 2019 and December 31, 2018, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2019	2018
A*	41.1%	41.5%
All other	58.9%	58.5%
Total	100.0%	100.0%

*Receivables from customer A are derived from a customer located in Sweden.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At March 31, 2019 and 2018, the Company did not have any investments with maturities of three months or less.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2019 and December 31, 2018, there was an allowance for doubtful accounts of $260,649 and $183,000, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory reserve to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of inventory item, then inventory item will be included as part of the reserve during the period being evaluated. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). At March 31, 2019 and December 31, 2018, the Company recorded a reserve of $106,127 and $74,652 respectively. The changes in reserve are included in cost of revenue.

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

Revenue is derived from the sale of beverages. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Any discounts, slotting fees, sales incentives or similar arrangements with the customer are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue.

Customer Advances — From time to time the Company requires prepayments for deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $1.2 million and $4.0, during three months ending March 31, 2019 and 2018, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $103,000 and $121,000 during the three months ending March 31, 2019 and 2018, respectively.

Foreign Currency Translation-Chinese Yuan Renminbi — The Company’s functional currency for our China operation is the Chinese Yuan or Renminbi (CNY). For financial reporting purposes, the Chinese Yuan has been translated into United States dollars ($) and/or (USD) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the consolidated statements of comprehensive income (loss), as other comprehensive income (loss). There have been no significant fluctuations in the exchange rate for the conversion of Chinese Yuan to USD after the balance sheet date.

As of and for the three months ended March 31, 2019 and March 31, 2018, the exchange rates used to translate amounts in Chinese Yuan into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2019	March 31, 2018
Exchange rate on balance sheet dates
USD : CNY exchange rate	6.71	6.29

Average exchange rate for the period
USD : CNY exchange rate	6.75	6.36

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at March 31, 2019 and December 31, 2018.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company’s tax returns for tax years in 2016 through 2018 remain subject to potential examination by the taxing authorities.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

Earnings per Share — Basic earnings per share are calculated by dividing net income (loss) available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of convertible debt, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of March 31, 2019, the convertible debt may be converted into 3,162,260 additional shares of common stock.

There were no other dilutive common shares equivalents, including convertible notes and warrants, as no common share equivalents had an exercise price below the ending closing price of the year. The effects of dilutive instruments have not been presented as the effects would be anti-dilutive.

Share-Based Payments — The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017. As of March 31, 2019, total shares available are 6,901,360.

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for three months ended March 31, 2019 and 2018 was $1.3 million and $1.1 million, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

In June 2016, the FASB issued ASU No. 2016-13 & updated in Nov 2018 ASU 2018-19, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. ASU 2016-13 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2019. Early adoption is permitted after fiscal years beginning December 15, 2018. The Company is currently evaluating the potential impact of adopting this guidance on our financial statements.

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

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At March 31, 2019, the Company had an accumulated deficit of $61,724,097 which includes a net income available to common stockholders of $11,656,594 for the three months ended March 31, 2019. During the three months ending March 31, 2019 the Company net cash used in operating activities totaled $6,765,795.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facilities with CD Financial, LLC (“CD Financial”), an affiliate of Carl DeSantis, a principal shareholder of the Company, as well as Charmnew Limited and Grieg International Limited. Charmnew Limited is an existing shareholder of record affiliated with Li Ka Shing, one of our principal shareholders. Grieg International Limited is an existing shareholder of record affiliated with Chau Hoi Shuen Solina, one of our principal shareholders.

If our sales volumes do not meet our projections, expenses exceed our expectations, our plans change, we may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, we may be required to adjust our business plan, by reducing marketing, lower our working capital requirements and reduce other expenses or seek additional financing.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

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

Information about the Company’s net sales by reporting segment for the three months ended March 31, 2019 and 2018 are as follows:

	For the three months ended
	March 31,	March 31,
	2019	2018
North America	$11,397,862	$8,096,080
Europe	2,999,664	2,506,433
Asia	52,764	1,389,277
Other	35,360	68,186
Net sales	$14,485,650	$12,059,976

License Agreement

In January 2019, the Company entered into a license and repayment of investment agreement with Qifeng Food Technology (Beijing) Co., Ltd (“Qifeng”). Under the agreement, Qifeng was granted the exclusive license rights to manufacture, market and commercialize Celsius branded products in China. The term of the agreement is 50 years, with annual royalty fees due from Qifeng after the end of each calendar year. The royalty fees are based on a percentage of Qifeng’s sales of Celsius branded products; however, the fees are fixed for the first five years of the agreement, totaling approximately $6.9 million, and then are subject to annual guaranteed minimums over the remaining term of the agreement.

Under the agreement, the Company grants Qifeng exclusive license rights and provides ongoing support in product development, brand promotion and technical expertise. The ongoing support is integral to the exclusive license rights and, as such, both of these represent a combined, single performance obligation. The transaction price consists of the guaranteed minimums and the variable royalty fees, all of which are allocated to the single performance obligation.

The Company recognizes revenue from the agreement over time because the customer simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because its efforts in providing the exclusive license rights and ongoing support occur on a generally even basis throughout the year. Total revenue recognized under the agreement was approximately $90,000 for the three months ended March 31, 2019 and is reflected in the Company’s Asia reporting segment which was determined by the minimum royalties due during first year, as per the licensing agreement.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

4.	INVENTORIES

Inventories consist of the following at:

	March 31,	December 31,
	2019	2018

Finished goods	$10,775,168	$8,739,877
Raw Materials	2,887,471	2,817,476
Less: Inventory reserves	(106,127)	(74,652)
Inventories-Net	$13,556,512	$11,482,701

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $2,832,174 and $2,299,375, at March 31, 2019 and December 31, 2018, respectively, and consist mainly of prepaid advertising, prepaid insurance, prepaid slotting fees and net deposits on purchases.

6.	NOTE RECEIVABLE

Note receivable consists of the following at:

	March 31,	December 31,
	2019	2018

Note Receivable-Current	$1,224,529	$-
Note Receivable-Non-Current	11,020,766	-
Total Note Receivable	$12,245,295	$-

On January 1, 2019, the Company entered into a license and repayment of investment agreement with Qifeng Food Technology (Beijing) Co., Ltd (“Qifeng”). Under the agreement, Qifeng will repay the market investment Celsius has made into China to date, over a five-year period, under an unsecured, interest-bearing note receivable (“Note”). The initial outstanding principal under the Note was approximately $12.2 million, which was recorded as Other Income on the Consolidated Statements of Operations for the three months ended March 31, 2019. The amount recognized considered the net of the balances of the accounts receivable, accounts payable and accrued expenses, as well as the marketing investments that were performed in the China market.

Scheduled principal payments plus accrued interest are due annually on March 31 of each year starting in 2020. The Note is recorded at amortized cost basis and accrues interest at a rate per annum equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. For the three months ended March 31, 2019, the weighted average interest rate was 3.21% and interest income was $96,000.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

The Company assesses the Note for impairment periodically by evaluating whether it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the Note agreement, based on historical experience about Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At March 31, 2019, the Note was not deemed to be impaired.

7.	LEASES

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use (ROU) asset and lease liability in the balance sheet for all leases, including operating leases with terms of more than twelve months. The Company adopted ASU No. 2016-02, as amended, effective January 1, 2019. We recognized a ROU asset and a corresponding lease liability measured based on the present value of the future minimum lease payments utilizing our incremental borrowing rate as the basis for our computations. As of January 1, 2019, we recognized Right to use assets in the amount of $259,358 and a corresponding liability. The asset is being amortized over the life of the lease agreement. As of March 31, 2019, the value of the asset amounted to $223,991. The adoption of the guidance did not have a material impact on our Statement of Operations or Statement of Cash flows.

The ROU represents our right to utilize the corresponding asset for the lease term and the related lease liability translates into an obligation to related to the lease payments. The operating lease liability as of March 31, 2019 amounted to $226,634 of which the short-term value amounted to $139,042 and the long-term portion was $87,592. Company entered into an office lease with a related party effective October 2015. The monthly rent amounts to $12,452 per month until October 2019 and then increases to $12,826 per month until the termination of the lease in October 2020. As of March 31, 2019, the remaining lease term is 19 months and the discount rate is 5%. Future annual minimum cash payments required under this operating type lease as of March 31, 2019 are as follows:

Future Minimum Lease Payments
2019	$112,818
2020	128,259
Total Minimum Lease Payments	$241,077
Less: Amount representing interest	(14,443)
Present value of lease liabilities	$226,634

8.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31,	December 31,
	2019	2018

Furniture and equipment	$451,576	$451,576
Less: accumulated depreciation	(348,483)	(329,722)
Total	$103,093	$121,854

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

Depreciation expense amounted to $18,761 and $7,953 during the three months ended March 31, 2019 and 2018, respectively

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31,	December 31,
	2019	2018

Accounts payable	$5,749,943	$5,825,446
Accrued expenses	3,277,116	9,019,765
Total	$9,027,059	$14,845,211

10.	OTHER LIABILITIES

Other current liabilities consist of the following at:

	March 31,	December 31,
	2019	2018
Other Liabilities	$65,395	$19,933
Total	$65,395	$19,933

11.	NOTES PAYABLE - RELATED PARTIES

Line of credit convertible note payable - related parties consists of the following as of:

	March 31,	December 31,
	2019	2018
Note Payable – line of credit
In July 2010, the Company entered into a line of credit note payable with a related party and major shareholder which carries interest of five percent per annum paid quarterly. The Company can borrow up to $9,500,000. The Company has pledged all its assets as security for the line of credit. The note matures in January 2020, at which time the principal amount is due. During April 2015, the Company issued $4,000,000 of convertible series D preferred series in exchange for cancellation of $4,000,000 of this line, reducing the amount to $4,500,000. During March 2018, the Company issued $1,000,000 of common stock in exchange for cancellation of $1,000,000 of this line, reducing the amount to $3,500,000. In December 2018, the company amended and restated the note payable into a convertible loan agreement continuing to carry a five percent per annum interest but payable semi-annually. As a result, of this substantial modification which was treated as a debt extinguishment, a new liability was established and a loss of $377,0418 on the extinguishment of debt was recognized. The Company can now borrow up to $5.0 million. The note matures in December 2020. In January 2019, the company increased the borrowed amount by $1,500,000. The unamortized discount of the note as of March 2019 amounted to $149,161. The balance at March 31, 2019 is convertible into 1,491,338 shares at a conversion price of $3.40 per share which was determined based on the average of the closing price for the shares during the ten (10) business days prior to the Advance Date, less a discount of 10%.
Long-term portion	$4,850,839	$3,500,000

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

	March 31,	December 31,
	2019	2018
Convertible Note Payable
-In December 2018, the Company entered into a convertible note payable with a related party and shareholder which carries interest of five percent per annum paid semi-annually. The Company can borrow up to $3.0 million. This note had an unamortized discount of $283,500 and $324,371 as of March 31, 2019 and as of December 31, 2018, respectively. The note matures in December 2020. The balance at March 31, 2019 is convertible into 1,002,553 shares at a fixed conversion price of $3.04 per share which was determined based on the average of the closing price for the shares during the ten (10) business days prior to the Advance Date, less a discount of 10%.	2,716,500	2,675,629
-In December 2018, the Company entered into a line of credit convertible note payable with a related party and shareholder which carries interest of five percent per annum paid semi-annually. The Company can borrow up to $2.0 million. This note had an unamortized discount of $188,685 and $216,248 as of March 31, 2019 and as of December 31, 2018, respectively. The note matures in December 2020. The balance at March 31, 2019 is convertible into 668,369 shares at a fixed conversion price of $3.04 per share which was determined based on the average of the closing price for the shares during the ten (10) business days prior to the Advance Date, less a discount of 10%.	1,811,315	1,783,752
Long-term portion-Net of Discount	$4,527,815	$4,459,381

12.	PREFERRED STOCK – RELATED PARTY

The Company entered into a securities purchase agreement with CDS Ventures of South Florida, LLC (“CDS”) and CD Financial, LLC (“CD”). CDS and CD are limited liability companies which are affiliates of Carl DeSantis, the Company’s principal shareholder. The Company issued 2,200 shares of its Series C Preferred Stock (the “Preferred C Shares”) in exchange for the conversion of a $550,000 short term loan from CDS and the conversion of $1,650,000 in indebtedness under the Company’s line of credit with CD (the “CD Line of Credit”). The Preferred C Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.52 per share at any time until December 31, 2018, at which time they will automatically convert into shares of our common stock determined by dividing the liquidation preference of $1,000 per Preferred C Share by the conversion price then in effect. The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred C Shares accrue cumulative annual dividends at the rate of 6% per annum, payable by the issuance of additional Preferred C Shares. The holder of Preferred C Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In April 2015, the Company issued 180 Preferred C Shares valued at $180,000 in settlement of $180,000 in accrued preferred C dividends. In October 2017, the Company issued 383 Preferred C Shares valued at $383,000 in settlement of $383,000 in accrued preferred C dividends. As of December 31, 2018, $255,903 of dividends has been accrued and converted into 256 of additional Preferred C. The Preferred C Shares matured on December 31, 2018 and were exchanged for 5,806,022 shares of Company common stock.

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

March 31, 2019

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

13.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our shareholders Carl DeSantis. Currently, the lease expires on October 2020 with monthly rent of $12,452. The rental fee is commensurate with other properties available in the market.

Other related party transactions are discussed in Notes 11 and 12

14.	STOCKHOLDERS’ EQUITY

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

March 31, 2019

Issuance of common stock pursuant to exercise of stock options

During the three months ended March 31, 2019, the Company issued an aggregate of 195,857 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $24,760 for 80,750 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

During the three months ended March 31, 2018, the Company issued an aggregate of 604,113 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 Stock Incentive Plan. The Company received aggregate proceeds of $142,627 for options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

Issuance of preferred stock pursuant to private placement

In March 2018, the 4,000 preferred D shares were converted into 4,651,163 shares of common stock.

Refer to Note 12 for discussion on preferred stock issuances.

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

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017. As of March 31, 2019, 6,901,360 shares are available.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

Under the 2015 Stock Option Plan the Company has issued options to purchase approximately 5.64 million shares at an average price of $3.85 per share with a fair value of $5.97 million. For the three months ended March 31, 2019 and 2018, the Company issued options to purchase 1.27 million and 1.1 million shares. For the three months ended March 31, 2019 and 2018, the Company recognized an expense of approximately $1,358,503 and $770,862, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of March 31, 2019, the Company had approximately $9,652,000 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 3 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. There are options to purchase approximately 2.95 million shares that are vested as of March 31, 2019.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Three months ended March 31,
	2019	2018
Expected volatility	71%-121%	62.91 – 62.98
Expected term	4.02-4.64 Years	4.77 – 5 Years
Risk-free interest rate	2.55% - 2.72%	2.56% - 2.57%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

 A summary of the status of the Company’s outstanding stock options as of March 31, 2019 and changes during the period ending on that date is as follows:

		Weighted Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares (000’s)	Price	Value (000’s)	Term (Yrs)
Options
Balance at December 31, 2018	4,840	$3.04	$5,338	5.05
Granted	1,269	$3.73
Exercised	(342)	$1.17
Forfeiture and cancelled	(262)	$2.67
At March 31, 2019	5,505	$3.33	$5,968	6.05

Exercisable at March 31, 2019	2,951	$2.45

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

The following table summarizes information about employee stock options outstanding at March 31, 2019:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Average	Average	at	Average	Average
Exercise	March 31,	Remaining	Exercise	March 31,	Exercise	Remaining
Price	2019 (000’s)	Term	Price	2019 (000’s)	Price	Term
$0.20 - $0.53	399	3.83	$0.27	399	$0.27	3.83
$0.65 - $1.80	792	1.01	$0.84	792	$0.84	1.01
$1.83 - $2.84	626	3.19	$2.06	612	$2.06	3.18
$3.20 - $6.20	3,680	7.87	$4.40	1,140	4.48	6.88
$7.20 - $22.00	8	0.38	$10.36	8	$10.36	0.38
Outstanding options	5,505	6.05	$3.33	2,951	$2.45	4.11

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended March 31, 2019 and 2018 is presented in the following table:

	For the Three Months ended
	March 31, 2019		March 31, 2018
		Weighted		Weighted
		Average		Average
	(000’s)	Grant Date	(000’s)	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	38,889	$—	—	—
Granted		3.64	100,000	3.64
Vested	8,333	—	33,333	—
Unvested at end of period	30,556	$3.64	66,667	3.64

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of March 31, 2019 was $111,196 and is expected to be recognized over a weighted average period of 0.92 years.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

16.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in the event the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of March 31, 2019.

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

On April 8, 2019, Daniel Prescod filed suit against Celsius Holdings, Inc., Case No. 19STCV09321, pending in Superior Court for the State of California, County of Los Angeles (the “Prescod Litigation”). Daniel Prescod asserts that the Company’s use of citric acid in its products while simultaneously claiming “no preservatives” violates California Consumer Legal Remedies Act, California Business and Professions Code Section 17200, et seq., and California Business and Professions Code Section 17500, et seq., because citric acid acts as a preservative. The Company does not use citric acid as a preservative in its products, but rather as a flavoring, and therefore it believes that its “no preservatives” claim is fair and not deceptive. The Company intends to contest the claims vigorously. Since this matter is still in its initial stages, it is impossible to predict the outcome at this time.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

17.	SUBSEQUENT EVENTS

Between April 1, 2019 and May 9, 2019, the Company issued an aggregate of 109,488 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received cash in the amount of $56,400 for options exercised.

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

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenue

For the three months ended March 31, 2019, revenue was approximately $14.5 million, an increase of $2.4 million or 20% from $12.1 million for same period in the prior year. The revenue increase of 20% was basically attributable continued strong growth of 41% in North American revenues primarily attributable to double digit growth in existing accounts and new distribution expansion. European sales achieved 20% growth mainly as a result of the launch of new flavors that have been very well accepted. Asian revenues reflect the change in business model to a royalty and license fee arrangement and therefore show a considerable reduction of approximately $1.3 million when compared to the prior year results for the three-months ended March 31, 2019. The total increase in revenue from the 2018 to the 2019 period was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by segment and changes therein for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
Revenue Source	2019	2018	Change

Total Revenue	$14,485,650	$12,059,976	20%

North American Revenue	$11,397,862	$8,096,080	41%

European Revenue	$2,999,664	$2,506,433	20%

Asian Revenue	$52,764	$1,389,277	-96%

Other	$35,360	$68,186	-48%

Gross profit

For the three months ended March 31, 2019, gross profit increased by approximately $960,000 or 20% to $5.7 million, from $4.8 million for the same period in 2018. Gross profit margins remained in-line at 39.5% for the three months ended March 31, 2019, when compared to the same period in 2018. There was an increase in gross profit dollars of approximately $960,000 or 120% when compared to the same period last year. The increase in gross profit is mainly related to increase in sales volume from the 2018 quarter.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2019 were approximately $3.6 million, a decrease of approximately $2.0 million or 36% from approximately $5.6 million in the same period in 2018. The decrease is due primarily to the change in business model in China which does not require direct marketing investments by Celsius. The actual reduction in marketing investments amounted to approximately $2.8 million which was partially offset by increases in sales expenses of $385,000, storage and distribution expenses of $186,000 and increases in headcount investments of $250,000.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2019 were approximately $2.6 million, an increase of approximately $620,000, or 31%, from $2.0 million for the three months ended March 31, 2018. The increase was primarily due to stock option expense which accounted for 95% of the variance or $588,000. There were increases in administrative expenses of approximately $103,000 mainly related to insurance, professional fees and depreciation which were partially offset by savings in research and development costs of approximately $18,000 and lower compensation expenses of $53,000, as the results for the 2018 period included retirement compensation for our prior CEO.

Other income/expense

Total other income increased by approximately $12.2 million for three months ended March 31, 2019 from the 2018 quarter, mainly related to the recognition of the income pertaining to the Note Receivable from Qifeng Food Technology (Beijing) Co., Ltd. Under the agreement, Qifeng will repay the market investment Celsius has made into China, over a five-year period, under an unsecured, interest-bearing note receivable (“Note”).

Net Income (Loss)

As a result of the above, for the three months ended March 31, 2019, Celsius had net income to common shareholders of approximately $11.7 million or $0.20 per share based on a weighted average of 57,155,445 shares outstanding. In comparison, for the three months ended March 31, 2018 we had net loss of approximately $2.9 million, and after giving effect to preferred stock dividends of approximately $83,000, a net loss available to common shareholders of $2.9 million or $0.06 per share based on a weighted average of 47,449,553 shares outstanding.

Liquidity and Capital Resources

As of March 31, 2019, and December 31, 2018, we had cash of approximately $2.8 million and $7.7 million, respectively, and working capital of approximately $23.8 million and $19.6 million, respectively. Cash used in operations during the three months ended March 31, 2019 and March 31, 2018, totaled approximately $6.8 million and $4.3 million, respectively, reflecting investments in inventory, pre-payments and deposits and the settlement of marketing expenses related to the China change in business model.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facility with CD Financial, LLC (“CD Financial”), an affiliate of Carl DeSantis, a principal shareholder of the Company.

We originally entered into a loan and security agreement with CD Financial in July 2010, which provided us with a line of credit to fund operations. As amended in connection with a private investment transaction consummated in April 2015, the loan and security agreement provided Celsius with a revolving line of credit pursuant to which Celsius can borrow up to an aggregate maximum of $4.5 million from time to time until maturity in January 2020. The credit facility requires quarterly cash payments of interest only at the rate of five percent (5%) per annum until maturity and is secured by a pledge of substantially all the Company’s assets. In December 2018, the Company amended and restated the note payable into a convertible loan agreement, as reflected below, continuing to carry a five percent per annum interest but payable semi-annually. As a result, of this substantial modification which was treated as a debt extinguishment, a new liability was established and a loss of $377,048 on the extinguishment of debt was recognized as of December 31, 2018.

The Company entered into Convertible Loan Agreements (the “Loan Agreements”) with Charmnew Limited (“Charmnew”) and Grieg International Limited (“Grieg”) on December 12, 2018, and with its affiliate CD Financial on December 14, 2018, providing for aggregate loans to the Company in principal amounts of US$3,000,000, US$2,000,000 and US$5,000,000. In connection with the Loan Agreements, the Company executed and delivered Convertible Promissory Notes (the “Notes”) in favor of each of Charmnew, Grieg and CD Financial. The Loan Agreement and Note entered into with CD Financial replaces the existing credit facility between the Company and CD Financial described above.

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

As of March 31, 2019, and December 31, 2018, we had no off-balance sheet arrangements.

Item 3.	Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer as well as our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective in that (a) we maintain records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) our records provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (c) our records provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Not applicable

In addition to matters reported in item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 1.A.	Risk Factors.

See “Item 1.A. Risk Factors.” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

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

CELSIUS HOLDINGS, INC.

Dated: May 9, 2019	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2019	By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (Principal Financial and Accounting Officer)