Form 10-Q
period 2019-06-30
Celsius Holdings, Inc.
filed 2019-08-08
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	CELH	Nasdaq Capital Market

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 8, 2019 was 57,651,187 shares.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2019 (Unaudited)	December 31, 2018 (1)
ASSETS

Current assets:
Cash	$4,831,691	$7,743,181
Accounts receivable-net (note 2)	12,158,648	12,980,396
Note receivable-current (note 6)	1,197,270	-
Unbilled royalty revenue	175,148	-
Inventories-net (note 4)	10,589,216	11,482,701
Prepaid expenses and other current assets (note 5)	3,610,607	2,299,375
Total current assets	32,562,580	34,505,653

Note receivable-long term (note 6)	10,775,432	-

Operating lease-right of use asset (note 7)	188,624	-
Property and equipment-net (note 8)	110,129	121,854
Total Assets	$43,636,765	$34,627,507
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 9)	$9,113,564	$14,845,211
Other current liabilities (note 10)	100,010	19,933
Operating lease liability-current (note 7)	142,778	-
Total current liabilities	9,356,352	14,865,144

Long-term liabilities:
Convertible line of credit note payable-related party-net (note 11)	4,873,188	3,500,000
Convertible line of credit notes payables -related party-net (note 11)	4,598,348	4,459,381
Operating lease liability-long term (note 7)	50,516	-
Total Liabilities	18,878,404	22,824,525
Commitments and contingences (note 16)
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 2,500,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively (note 12)	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized, 57,371,187 and 57,002,508 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively (note 14)	57,371	57,003
Additional paid-in capital	87,921,688	85,153,667
Accumulated other comprehensive income/(loss)	(23,306)	(26,997)
Accumulated deficit	(63,197,392)	(73,380,691)
Total Stockholders’ Equity	24,758,361	11,802,982
Total Liabilities and Stockholders’ Equity	$43,636,765	$34,627,507

(1)	Derived from Audited Financial Statements

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenue (note 3)	$16,121,929	$9,298,327	$30,607,579	$21,358,303
Cost of revenue (note 2)	9,255,898	5,316,508	18,020,490	12,612,803
Gross profit	6,866,031	3,981,819	12,587,089	8,745,500

Selling and marketing expenses	5,561,939	4,148,173	9,162,942	9,747,444
General and administrative expenses	2,432,746	3,140,551	5,054,848	5,143,206
Total operating expenses	7,994,685	7,288,724	14,217,790	14,890,650

Loss from operations	(1,128,654)	(3,306,905)	(1,630,701)	(6,145,150)

Other Income (Expense):
Interest income	95,377	2,482	191,770	7,972
Interest on notes	(122,714)	(44,235)	(243,108)	(87,984)
Interest on other obligations	(4,017)	-	(8,648)	-
Amortization of discount on notes payable	(92,883)	-	(178,823)	-
Gain on Investment repayment-China (Note Receivable Note 6)	(220,404)	-	12,052,809	-
Total other income (expense)	(344,641)	(41,753)	11,814,000	(80,012)

Net Income (Loss)	(1,473,295)	(3,348,658)	10,183,299	(6,225,162)
Preferred stock dividend	-	(43,164)	-	(125,855)
Net income (loss) available to common stockholders	$(1,473,295)	$(3,391,822)	$10,183,299	$(6,351,017)

Income (Loss) per share:
Basic	$(0.03)	$(0.07)	$0.18	$(0.13)
Diluted	$(0.03)	$(0.07)	$0.17	$(0.13)
Weighted average shares outstanding:
Basic	57,336,117	51,003,803	57,267,622	48,952,357
Diluted [1]	57,336,117	51,003,803	61,817,621	48,952,357

1  Please refer to Earnings Per Share section for further details

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income/(Loss)

For the three and six months ended June 30, 2019 and 2018

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income (loss) available to common stockholders, as reported	$(1,473,295)	$(3,391,822)	$10,183,299	$(6,351,017)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) income	(277,157)	33,685	(16,490)	(19,819)
Comprehensive income/(loss)	(1,750,452)	(3,358,137)	10,166,809	(6,370,836)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2019

(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Other- Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2018	-	$-	57,002,508	$57,003	$85,153,667	$(26,997)	$(73,380,691)	$11,802,982
Stock option expense					1,358,503			1,358,503
Issuance of common stock pursuant to exercise of stock options-Cashless			115,107	115	(115)			-
Issuance of common stock pursuant to exercise of stock options-Cash			80,750	80	24,680			24,760
Beneficial Conversion Feature on Convertible Instruments					166,667			166,667
Foreign currency translation gain						260,665		260,665
Net Income							11,656,594	11,656,594
Balance at March 31, 2019		$-	57,198,365	$57,198	$86,703,402	$233,668	$(61,724,097)	$25,270,171
Stock option expense					1,095,792			1,095,792
Issuance of common stock pursuant to exercise of stock options-Cashless			79,488	80	(80)			-
Issuance of common stock pursuant to exercise of stock options-Cash			93,334	93	122,574			122,667
Foreign currency translation loss						(256,974)		(256,974)
Net Loss							(1,473,295)	(1,473,295)
Balance at June 30, 2019	-	$-	57,371,187	$57,371	$87,921,688	$(23,306)	$(63,197,392)	$24,758,361

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2018

(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Other- Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2017	6,760	$7	45,701,593	$45,702	$79,101,824	$(39,378)	$(61,960,910)	$17,147,245
Issuance of common stock in exchange of preferred stock	(4,000)	(4)	4,651,163	$4,651	(5,251)			(604)
Stock option expense					770,861			770,861
Issuance of common stock pursuant to exercise of stock options-Cashless			306,340	$306	(306)			-
Issuance of common stock pursuant to exercise of stock options-Cash			297,773	$298	142,329			142,627
Preferred stock dividend payable							(82,691)	(82,691)
Foreign currency translation loss						(53,504)		(53,504)
Net loss							(2,876,504)	(2,876,504)
Balance at March 31, 2018	2,760	$3	50,956,869	$50,957	$80,009,457	$(92,882)	$(64,920,105)	$15,047,430
Stock option expense					1,179,764			1,179,764
Issuance of common stock pursuant to exercise of stock options-Cashless								-
Issuance of common stock pursuant to exercise of stock options-Cash			106,282	106	37,575			37,681
Preferred stock dividend payable							(43,164)	(43,164)
Foreign currency translation loss						33,685		33,685
Net loss							(3,348,658)	(3,348,658)
Balance at June 30, 2018	2,760	$3	51,063,151	$51,063	$81,226,796	$(59,197)	$(68,311,927)	$12,906,738

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net Income (loss)	$10,183,299	$(6,225,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,296	19,648
Stock-based compensation expense	2,454,295	1,950,627
Allowance for bad debt	69,322	-
Inventory allowance for excess and obsolete products	185,143	-
Gain on Investment repayment from China (Note Receivable Note 6)	(12,052,809)
Changes in operating assets and liabilities:
Accounts receivable-gross	(2,561,721)	(248,876)
Inventories	449,654	(925,524)
Prepaid expenses and other current assets	(1,486,418)	(1,493,622)
Accounts payable and accrued expenses	(1,851,333)	1,176,268
Accrued preferred dividends	-	(46,877)
Unbilled royalty revenue	(175,148)	-
Other current Assets/liabilities	80,077	20,983
Net cash used in operating activities	(4,487,343)	(5,772,535)

Cash flows from investing activities:
Purchase of property and equipment	(23,076)	(78,063)
Net cash (used in) investing activities	(23,076)	(78,063)

Cash flows from financing activities:
Proceeds from notes payable related party-net	1,500,000	-
Proceeds from exercise of stock options	147,427	179,704
Net cash provided by financing activities	1,647,427	179,704
Effect of exchange rate changes on cash and cash equivalents	(48,498)	(19,819)
Net (decrease) increase in cash	(2,911,490)	(5,690,713)
Cash at beginning of the period	7,743,181	14,186,624
Cash at end of the period	$4,831,691	$8,495,911
Supplemental disclosures:
Cash paid during period for:
Interest	$59,986	$87,986
Non-cash investing and financing activities:
Accrued preferred dividends	$-	$85,855
Non-Cash Items Related to China Settlement:
Accounts Receivable	3,314,146	-
Inventory	258,688	-
Pre-paid expense and other current assets	175,185	-
Accounts payable and accrued expenses	3,748,019	-

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the 10K filed for December 31, 2018 and the accompanying notes. The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated.

Significant Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, allowance for inventory obsolescence, the useful lives and values of property, fixtures and equipment, valuation of stock-based compensation, and deferred tax asset valuation allowance.

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

SIGNIFICANT ACCOUNTING POLICIES (continued)

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the six months ended June 30, 2019 and 2018 all material assets and revenues of the Company where in the United States except as disclosed in Note 3.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At June 30, 2019, the Company had approximately $4.3 million in excess of the Federal Deposit Insurance Corporation limit.

For the six months ended June 30, 2019 and 2018, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2019	2018
A*	12.7%	7.9%
B*	12.5%	13.8%
All other	74.8%	78.3%
Total	100.0%	100.0%

Revenues from customer A are derived from a customer located in United States and customer B are derived from a customer located in Sweden. Revenues from all other customers were mainly derived in the United States.

At June 30, 2019 and December 31, 2018, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2019	2018
A*	35.5%	46.2%
All other	64.5%	53.8%
Total	100.0%	100.0%

*	Receivables from customer A are derived from a customer located in Sweden.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At June 30, 2019 and 2018, the Company did not have any investments with maturities of three months or less.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2019 and December 31, 2018, there was an allowance for doubtful accounts of $252,325 and $183,000, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory allowance to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of inventory item, then inventory item will be included as part of the allowance during the period being evaluated. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). At June 30, 2019 and December 31, 2018, the Company recorded an allowance of $259,794 and $74,652 respectively. The changes in the allowance are included in cost of revenue.

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

June 30, 2019

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

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $3.5 million and $6.3, during six months ending June 30, 2019 and 2018, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $161,000 and $239,000 during the six months ending June 30, 2019 and 2018, respectively.

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

As of and for the six months ended June 30, 2019 and June 30, 2018, the exchange rates used to translate amounts in Chinese Yuan into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2019	June 30, 2018
Exchange rate on balance sheet dates
USD : CNY exchange rate	6.87	6.62

Average exchange rate for the period
USD : CNY exchange rate	6.89	6.46

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at June 30, 2019 and December 31, 2018.

Income Taxes — The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach require the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

Earnings per Share — Basic earnings per share are calculated by dividing net income (loss) available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Under ASC 260-10-45-16, the calculation of diluted earnings per share, the numerator should be adjusted to add back any convertible dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The denominator should include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

During the six months ended June 30, 2019, the common share equivalents attributable to convertible debt and stock options & warrants equate to 3,202,355 and 1,347,644 of potential additional shares of common stock respectively. The effects of dilutive instruments have been presented for the year-to-date net income as of June 30, 2019. Other periods presented do not reflect the dilutive shares, as the effects would be anti-dilutive due to the fact that losses are being reflected for those periods. Please refer to the below table for additional details:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income (loss) available to common stockholders	$(1,473,295)	$(3,391,822)	$10,183,299	$(6,351,017)
Adjustments for diluted earnings
Interest expense on convertible notes	-	-	243,108	-
Amortization of discount on notes payable	-	-	178,823	-
Diluted net income (loss) available to common stockholders	$(1,473,295)	$(3,391,822)	$10,605,230	$(6,351,017)

Income (Loss) per share:
Basic	$(0.03)	$(0.07)	$0.18	$(0.13)
Diluted	$(0.03)	$(0.07)	$0.17	$(0.13)
Weighted average shares outstanding:
Basic	57,336,117	51,003,803	57,267,622	48,952,357
Diluted	57,336,117	51,003,803	61,817,621	48,952,357

Share-Based Payments — The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017. As of June 30, 2019, total shares available are 2,199,696.

Cost of Sales — Cost of sales consists of the cost of concentrates and or beverage bases, the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound & out-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products, inventory allowance for excess & obsolete products and certain quality control costs. Raw materials account for the largest portion of the cost of sales. Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for six months ended June 30, 2019 and 2018 was $2.7 million and $2.3 million, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is currently assessing the impact of this standard on our consolidated financial statements.

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position with the exception of the updated previously disclosed above, there have been no new accounting pronouncements not yet effective that have significance to our consolidated financial statements.

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At June 30, 2019, the Company had an accumulated deficit of $63,197,392 which includes a net income available to common stockholders of $10,183,299 for the six months ended June 30, 2019. During the six months ending June 30, 2019 the Company net cash used in operating activities totaled $4,487,342.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facilities with CD Financial, LLC (“CD Financial”), an affiliate of a principal shareholder of the Company, as well as Charmnew Limited and Grieg International Limited. Charmnew Limited is an existing shareholder of record affiliated with Li Ka Shing, one of our principal shareholders. Grieg International Limited is an existing shareholder of record affiliated with Chau Hoi Shuen Solina, one of our principal shareholders.

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

June 30, 2019

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

Information about the Company’s net sales by geographical location for the six months ended June 30, 2019 and 2018 are as follows:

	For the six months ended
	June 30,	June 30,
	2019	2018
North America	$25,841,837	$16,628,798
Europe	4,260,977	3,274,318
Asia	434,045	1,384,199
Other	70,720	70,988
Net sales	$30,607,579	$21,358,303

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

The Company recognizes revenue from the agreement over time because the customer simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because its efforts in providing the exclusive license rights and ongoing support occur on a generally even basis throughout the year. Total revenue recognized under the agreement was approximately $175,000 for the six months ended June 30, 2019 and is reflected in the Company’s Asia reporting segment which was determined by the minimum royalties due during first year, as per the licensing agreement.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

4.	INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2019	2018

Finished goods	$8,255,332	$8,739,877
Raw Materials	2,593,678	2,817,476
Less: Inventory allowance for excess & obsolete products	(259,794)	(74,652)
Inventories	$10,589,216	$11,482,701

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $3.6 million and $2.3 million, at June 30, 2019 and December 31, 2018, respectively, and consist mainly of prepaid advertising, prepaid insurance, prepaid slotting fees and net deposits on purchases.

6.	NOTE RECEIVABLE

Note receivable consists of the following at:

	June 30,	December 31,
	2019	2018

Note Receivable-current	$1,197,270	$-
Note Receivable-non-current	10,775,432	-
Total Note Receivable	$11,972,702	$-

On January 1, 2019, the Company entered into a license and repayment of investment agreement with Qifeng Food Technology (Beijing) Co., Ltd (“Qifeng”). Under the agreement, Qifeng will repay the market investment Celsius has made into China to date, over a five-year period, under an unsecured, interest-bearing note receivable (“Note”). The initial outstanding principal under the Note was approximately $12.2 million which is denominated in Chinese Renminbi (CNY) and was recorded as Other Income on the Consolidated Statements of Operations. The amount recognized considered the net of the balances of the accounts receivable, accounts payable and accrued expenses, as well as the marketing investments that were performed in the China market.

Scheduled principal payments plus accrued interest are due annually on March 31 of each year starting in 2020. The Note is recorded at amortized cost basis and accrues interest at a rate per annum equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. For the six months ended June 30, 2019, the weighted average interest rate was 3.21% and interest income was $192,000.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

6.	NOTE RECEIVABLE (Continued)

The Company assesses the Note for impairment periodically by evaluating whether it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the Note agreement, based on historical experience about Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At June 30, 2019, the Note was not deemed to be impaired. However, a loss of $220,000 was recorded this quarter pertaining to assets, which are not related to the note receivable, but were reflected in the China subsidiary which will not be realized.

7.	LEASES

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use (ROU) asset and lease liability in the balance sheet for all leases, including operating leases with terms of more than twelve months. The Company adopted ASU No. 2016-02, as amended, effective January 1, 2019. We recognized a ROU asset and a corresponding lease liability measured based on the present value of the future minimum lease payments utilizing our incremental borrowing rate as the basis for our computations. As of January 1, 2019, we recognized right to use assets in the amount of $259,358 and a corresponding liability. The asset is being amortized over the life of the lease agreement. As of June 30, 2019, the value of the asset amounted to $188,624. The adoption of the guidance did not have a material impact on our Statement of Operations or Statement of Cash flows.

The ROU represents our right to utilize the corresponding asset for the lease term and the related lease liability translates into an obligation to related to the lease payments. The operating lease liability as of June 30, 2019 amounted to $193,264 of which the short-term value amounted to $142,778 and the long-term portion was $50,516. Company entered into an office lease with a related party effective October 2015. The monthly rent amounts to $12,452 per month until October 2019 and then increases to $12,826 per month until the termination of the lease in October 2020. As of June 30, 2019, the remaining lease term is 16 months and the discount rate is 5%. Future annual minimum cash payments required under this operating type lease as of June 30, 2019 are as follows:

Future Minimum Lease Payments
2019	$75,461
2020	128,259
Total Minimum Lease Payments	$203,720
Less: Amount representing interest	(10,424)
Present value of lease liabilities	$193,296
Less Current Portion	142,778
Long-Term Portion	50,516

8.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30,	December 31,
	2019	2018

Furniture and equipment	$469,930	$451,576
Less: accumulated depreciation	(359,801)	(329,722)
Total	$110,129	$121,854

Depreciation expense amounted to $34,803 and $19,648 during the six months ended June 30, 2019 and 2018, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30,	December 31,
	2019	2018

Accounts payable	$4,263,314	$5,825,446
Accrued expenses	4,850,250	9,019,765
Total	$9,113,564	$14,845,211

10.	OTHER LIABILITIES

Other current liabilities consist of the following at:

	June 30,	December 31,
	2019	2018
Other Liabilities-State Beverage Container Deposit	$100,010	$19,933
Total	$100,010	$19,933

11.	NOTES PAYABLE - RELATED PARTIES

Line of credit convertible note payable - related parties consists of the following as of:

	June 30,	December 31,
	2019	2018
Note Payable – line of credit
In July 2010, the Company entered into a line of credit note payable with a related party and major shareholder which carries interest of five percent per annum paid quarterly. The Company can borrow up to $9,500,000. The Company has pledged all its assets as security for the line of credit. The note matures in January 2020, at which time the principal amount is due. During April 2015, the Company issued $4,000,000 of convertible series D preferred series in exchange for cancellation of $4,000,000 of this line, reducing the amount to $4,500,000. During March 2018, the Company issued $1,000,000 of common stock in exchange for cancellation of $1,000,000 of this line, reducing the amount to $3,500,000. In December 2018, the company amended and restated the note payable into a line of credit loan agreement continuing to carry a five percent per annum interest but payable semi-annually. As a result, of this substantial modification which was treated as a debt extinguishment, a new liability was established and a loss of $377,048 on the extinguishment of debt was recognized. The Company can now borrow up to $5.0 million. The note matures in December 2020. In January 2019, the Company increased the borrowed amount by $1,500,000. The unamortized discount of the note as of June 2019 amounted to $126,812. The balance at June 30, 2019 is convertible into 1,515,437 shares at a conversion price of $3.40 per share which was determined based on the average of the closing price for the shares during the ten (10) business days prior to the Advance Date, less a discount of 10%. The accrued interest on the note as of June 30, 2019 amounted to $131,528, which is included as an accrued expense on the balance sheet.
Long-term portion	$4,873,188	$3,500,000

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

	June 30,	December 31,
	2019	2018
Convertible Note Payable
In December 2018, the Company entered into a line of credit note payable with a related party and shareholder which carries interest of five percent per annum paid semi-annually. The Company can borrow up to $3.0 million. This note had an unamortized discount of $240,991 and $324,371 as of June 30, 2019 and as of December 31, 2018, respectively. The note matures in December 2020. The balance at June 30, 2019 is convertible into 1,012,151 shares at a fixed conversion price of $3.04 per share which was determined based on the average of the closing price for the shares during the ten (10) business days prior to the Advance Date, less a discount of 10%. The accrued interest on the note as of June 30, 2019 amounted to $76,667, which is included as an accrued expense on the balance sheet.	2,759,009	2,675,629
In December 2018, the Company entered into a line of credit convertible note payable with a related party and shareholder which carries interest of five percent per annum paid semi-annually. The Company can borrow up to $2.0 million. This note had an unamortized discount of $160,661 and $216,248 as of June 30, 2019 and as of December 31, 2018, respectively. The note matures in December 2020. The balance at June 30, 2019 is convertible into 674,767 shares at a fixed conversion price of $3.04 per share which was determined based on the average of the closing price for the shares during the ten (10) business days prior to the Advance Date, less a discount of 10%. The accrued interest on the note as of June 30, 2019 amounted to $51,111, which is included as an accrued expense on the balance sheet.	1,839,339	1,783,752
Long-term portion-Net of Discount	$4,598,348	$4,459,381

12.	PREFERRED STOCK – RELATED PARTY

The Company entered into a securities purchase agreement with CDS Ventures of South Florida, LLC (“CDS”) and CD Financial, LLC (“CD”). CDS and CD are limited liability companies which are affiliates of the Company’s principal shareholder. The Company issued 2,200 shares of its Series C Preferred Stock (the “Preferred C Shares”) in exchange for the conversion of a $550,000 short term loan from CDS and the conversion of $1,650,000 in indebtedness under the Company’s line of credit with CD (the “CD Line of Credit”). The Preferred C Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.52 per share at any time until December 31, 2018, at which time they will automatically convert into shares of our common stock determined by dividing the liquidation preference of $1,000 per Preferred C Share by the conversion price then in effect. The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred C Shares accrue cumulative annual dividends at the rate of 6% per annum, payable by the issuance of additional Preferred C Shares. The holder of Preferred C Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In April 2015, the Company issued 180 Preferred C Shares valued at $180,000 in settlement of $180,000 in accrued preferred C dividends. In October 2017, the Company issued 383 Preferred C Shares valued at $383,000 in settlement of $383,000 in accrued preferred C dividends. As of December 31, 2018, $255,903 of dividends have been accrued and converted into 256 of additional Preferred C. The Preferred C Shares matured on December 31, 2018 and were exchanged for 5,806,022 shares of Company common stock.

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

The Preferred D Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.86 per share until the earlier of the January 2, 2021 due date of our note payable with CD Financial or such earlier date as the note payable is satisfied (the “Maturity Date”). The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred D Shares accrue cumulative annual cash dividends at the rate of 5% per annum, payable quarterly in cash and have a liquidation preference of $1,000 per share. On the Maturity Date, the Preferred D Shares automatically convert into shares of our common stock in a number determined by dividing the $1,000 per Preferred D Share liquidation preference plus any accrued but unpaid dividends, by the conversion price then in effect. The Holder shall have the right, at its election, to require the Company to redeem all or any portion of the shares held by the holder in exchange for cash or common stock upon the occurrence of certain events which management believes are under the control of the Company. As of June 30, 2018, none of the contingent events have occurred and in accordance with ASC-480-10-25 “Distinguishing Liabilities from Equity” and Regulation S-X-Rule 5-02-27, the Company has classified these shares as permanent equity. The Preferred D Shares may also be redeemed by us at any time on or after December 31, 2017, at a redemption price equal to 104% of the liquidation preference. The holder of the Preferred D Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In March 2018, the Preferred D shares were converted into 4,651,163 shares of common stock.

13.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our major shareholders. Currently, the lease expires on October 2020 with monthly rent of $12,452. The rental fee is commensurate with other properties available in the market.

Other related party transactions are discussed in Notes 11 and 12.

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

June 30, 2019

Issuance of common stock pursuant to exercise of stock options

During the six months ended June 30, 2019, the Company issued an aggregate of 368,679 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $147,427 for 174,084 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

During the six months ended June 30, 2018, the Company issued an aggregate of 710,395 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2006 & 2015 Stock Incentive Plans. The Company received aggregate proceeds of $180,308 for options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

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

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017. As of June 30, 2019, 2,199,696 shares are available.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

Under the 2015 Stock Option Plan the Company has issued options to purchase approximately 5.46 million shares at an average price of $3.86 per share with a fair value of $5.79 million. For the six months ended June 30, 2019 and 2018, the Company issued options to purchase 1.4 million and 1.5 million shares. For the six months ended June 30, 2019 and 2018, the Company recognized an expense of approximately $2,454,295 and $1,950,627 respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of June 30, 2019, the Company had approximately $7,754,122 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 3 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. There are options to purchase approximately 2.59 million shares that are vested as of June 30, 2019.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Six months ended June 30,
	2019	2018
Expected volatility	71%-121%	103% – 103%
Expected term	4.02-5.00 Years	4.77 – 5.04 Years
Risk-free interest rate	2.18% - 2.72%	2.56% - 2.57%
Forfeiture Rate	0.00%	0.00%

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2019 and changes during the period ending on that date is as follows:

		Weighted Average	Aggregate Intrinsic	Average
	Shares	Exercise	Value	Remaining
	(000’s)	Price	(000’s)	Term (Yrs)
Options
Balance at December 31, 2018	4,840	$3.04	$5,338	5.05
Granted	1,372	$3.78
Exercised	(482)	$1.13
Forfeiture and cancelled	(272)	$2.72
At June 30, 2019	5,458	$3.41	$5,786	5.67

Exercisable at June 30, 2019	2,590	$2.39

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

The following table summarizes information about employee stock options outstanding at June 30, 2019:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Average	Average	at	Average	Average
Exercise	June 30,	Remaining	Exercise	June 30,	Exercise	Remaining
Price	2019 (000’s)	Term	Price	2019 (000’s)	Price	Term
$0.20 - $0.53	399	3.58	$0.27	399	$0.27	3.58
$0.65 - $1.80	692	.94	$0.85	692	$0.85	.94
$1.83 - $2.84	586	2.99	$2.07	551	$2.07	3.04
$3.20 - $6.20	3,773	7.19	$4.39	940	4.55	5.23
$7.20 - $22.00	8	0.13	$10.36	8	$10.36	0.13
Outstanding options	5,458	5.67	$3.41	2,590	$2.39	3.35

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended June 30, 2019 and 2018 is presented in the following table:

	For the Six Months ended
	June 30, 2019		June 30, 2018
		Weighted		Weighted
		Average		Average
	(000’s)	Grant Date	(000’s)	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	38,889	$—	72,222	$—
Granted		3.64		—
Vested	8,333	—	(16,667)	—
Unvested at end of period	30,556	$3.64	55,556	$3.64

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of June 30, 2019 was $81,201 and is expected to be recognized over a weighted average period of 0.67 years.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

16.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in the event the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of June 30, 2019.

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

On April 8, 2019, Daniel Prescod filed suit against Celsius Holdings, Inc., Case No. 19STCV09321, pending in Superior Court for the State of California, County of Los Angeles (the “Prescod Litigation”). Daniel Prescod asserts that the Company’s use of citric acid in its products while simultaneously claiming “no preservatives” violates California Consumer Legal Remedies Act, California Business and Professions Code Section 17200, et seq., and California Business and Professions Code Section 17500, et seq., because citric acid acts as a preservative. The Company does not use citric acid as a preservative in its products, but rather as a flavoring, and therefore it believes that its “no preservatives” claim is fair and not deceptive. The Company intends to contest the claims vigorously. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

17.	SUBSEQUENT EVENTS

Between July 1, 2019 and August 9, 2019, the Company issued an aggregate of 280,000 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received cash in the amount of $65,700 for options exercised.

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

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Revenue

For the three months ended June 30, 2019, revenue was approximately $16.1 million, an increase of $6.8 million or 73% from $9.3 million for same quarter in 2018. The revenue increase of 73% was attributable to continued strong growth of 69% in North American revenues, reflecting double digit growth from both existing accounts and new distribution expansion. European sales achieved 64% growth from the 2018 quarter to the 2019 quarter, primarily as a result of the launch of new flavors that have been very well accepted in those markets. Asian revenues for the 2019 quarter reflect the change in our China business model to a royalty and license fee arrangement, effective January 1, 2019 and our products gaining traction in other Asian markets during the 2019 quarter. The total increase in revenue from the 2018 quarter to the 2019 quarter was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by segment and changes therein for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,
Revenue Source	2019	2018	Change

Total Revenue	$16,121,929	$9,298,327	73%

North American Revenue	$14,443,975	$8,532,719	69%

European Revenue	$1,261,313	$767,884	64%

Asian Revenue	$381,281	$(35,276)	981%

Other	$35,360	$33,000	7%

Gross profit

For the three months ended June 30, 2019, gross profit increased by approximately $2.8 million or 70% to $6.9 million, from $4.0 million for the same quarter in 2018. Gross profit margins remained consistent at 42.6% for the three months ended June 30, 2019, as compared to the same period in 2018. The increase in gross profit is mainly related to increase in sales volume from the 2018 quarter, as opposed to increases in product pricing.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2019 were approximately $5.6 million, an increase of approximately $1.5 million or 37% from approximately $4.1 million in the same period in 2018. The increase is due primarily to trade show activities to support our expanded distribution network, as well as investment in marketing activities and employee resources. Additionally, the change in our China business model effective January 1, 2019, is also reflected in our 2019 quarterly results as direct marketing investments are no longer required by Celsius.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2019 were approximately $2.4 million, a decrease of approximately $708,000 or 23%, from $3.14 million for the three months ended June 30, 2018. The decrease was primarily due to the fact that results for the 2018 quarter included an accrual of $945,000 pertaining to the settlement of a territorial dispute with a former distributor. Excluding this impact, general and administrative expenses actually reflected an increase of $237,195 from the 2018 quarter to the 2019 quarter, primarily related to increases in other legal costs, insurance, rent and employee costs.

Other income/(expense)

Total other expense increased by approximately $303,000 from the 2018 quarter to the 2019 quarter mainly related to amortization of discounts on notes payable of $93,000 and a loss of $220,000 related to China assets that will not be realized, partially offset by a reduction of interest expense in the amount of $10,000.

Net Income/(Loss)

As a result of the above, for the three months ended June 30, 2019, Celsius had net loss to common shareholders of approximately $1.5 million or $0.03 per share based on a weighted average of 57,336,117 shares outstanding. In comparison, for the three months ended June 30, 2018 we had net loss of approximately $3.3 million, and after giving effect to preferred stock dividends of approximately $43,000, a net loss available to common shareholders of $3.4 million or $0.07 per share based on a weighted average of 51,003,803 shares outstanding.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Revenue

For the six months ended June 30, 2019, revenue was approximately $30.6 million, an increase of $9.2 million or 43% from $21.4 million for the same period in 2018. The revenue increase of 43% was attributable in large part to continued strong growth of 55% in North American revenues, reflecting double digit growth in both existing accounts and new distribution expansion. European sales achieved 30% growth from the 2018 period to the 2019 period, primarily as a result of the launch of new flavors that have been very well accepted in the market. Asian revenues for the 2019 period reflect the change in our China business model to a royalty and license fee arrangement, effective January 1, 2019 and our products gaining traction in other Asian markets during the 2019 period. The total increase in revenue from the 2018 period to the 2019 period was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the six months ended June 30, 2019 and 2018:

	Six months Ended June 30,
Revenue Source	2019	2018	Change

Total Revenue	$30,607,579	$21,358,303	43%

North American Revenue	$25,841,837	$16,628,799	55%

European Revenue	$4,260,977	$3,274,318	30%

Asian Revenue	$434,045	$1,354,000	(68)%

Other Revenue	$70,720	$101,186	(30)%

Gross profit

For the six months ended June 30, 2019, gross profit increased by approximately $3.9 million or 44.8% to $12.6 million from $8.7 million for the same period in 2018. Gross profit margins increased to 41.1% for the six months ended June 30, 2019 from 40.9% in the same period in 2018. The increase in gross profit dollars and gross profit margins is mainly related to increase in volume, as opposed to increases in product pricing.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2019 were approximately $9.2 million, a decrease of $584,500 or 6% from $9.7 million in the same period in 2018. The decrease is due primarily to the change in our China business model effective January 1, 2019, which no longer requires direct marketing investments by Celsius. The actual reduction in marketing investments from the 2018 period to the 2019 period of $2.8 million, was partially offset by increases in other sales expenses, including incremental spending in trade show activities to support our expanded distribution network of$1.11 million, storage and distribution costs of $417,400, employee costs of $417,100 and broker costs of $272,000.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2019 were approximately $5.1 million, a decrease of $88,358, or 1.7%, from $5.2 million for the six months ended June 30, 2018. The decrease was primarily due to the fact that results for the 2018 period included an accrual of $945,000 pertaining to the settlement of a territorial dispute with a former distributor. Excluding this impact, general and administrative expenses actually reflected an increase of $856,642 from the 2018 period to the 2019 period, primarily related to an increase in stock option expense of $503,668 for the six months ending June 30, 2019, as well as increases in legal costs, insurance, rent, professional fees and other employee costs.

Other Income/(expense)

Total other income increased by approximately $11.9 million for the six months ended June 30, 2019, mainly related to the recognition of a note receivable from our Chinese licensee, who, in connection with the change in our China business model effective January 1, 2019, agreed to repay the market investment Celsius has made into China, over a five-year period, under an unsecured, interest-bearing promissory note.

Net Income/(Loss)

As a result of all of the above, for the six months ended June 30, 2019, the Company had a net income of $10.2 million or $0.18 per share based on a weighted average of 57,267,622 shares outstanding, and after adding back interest expense on convertible notes of $243,000 and the amortization on discount on notes payable of $179,000, a diluted net income available to common shareholders of $10.6 million or $0.17 per share based on a weighted average of 61,817,621 shares outstanding. In comparison, for the six months ended June 30, 2018 we had net loss of approximately $6.2 million, and after giving effect to preferred stock dividends of approximately $126,000, a net loss available to common shareholders of $6.4 million or $0.13 per share based on a weighted average of 48,952,357 shares outstanding.

Liquidity and Capital Resources

As of June 30, 2019, and December 31, 2018, we had cash of approximately $4.8 million and $7.7 million, respectively, and working capital of approximately $23.2 million and $19.6 million, respectively. Cash used in operations during the six months ended June 30, 2019 and June 30, 2018, totaled approximately $4.5 million and $5.8 million, respectively, reflecting investments in inventory, pre-payments and deposits and the settlement of marketing expenses related to the change in our China business model to a royalty and license fee arrangement.

In addition to cash flow from operations, our primary sources of working capital have been private placements of our securities and our credit facility with CD Financial, LLC (“CD Financial”), an affiliate of a principal shareholder of the Company.

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

Off Balance Sheet Arrangements

As of June 30, 2019, and December 31, 2018, we had no off-balance sheet arrangements.

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were effective in that (a) we maintain records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) our records provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (c) our records provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

In addition to matters previously reported in our periodic reports filed under the Securities Exchange Act of 1934, as amended, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 1.A. Risk Factors.

See “Item 1.A. Risk Factors.” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Dated: August 8, 2019	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2019	By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (Principal Financial and Accounting Officer)