Form 10-Q
period 2019-09-30
Celsius Holdings, Inc.
filed 2019-11-07
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 7, 2019 was 68,875,257 shares.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2019 (Unaudited)	December 31, 2018 (1)
ASSETS

Current assets:
Cash	$20,531,891	$7,743,181
Accounts receivable-net (note 2)	14,008,998	12,980,396
Note receivable-current (note 6)	1,149,791	-
Unbilled royalty revenue	252,302	-
Inventories-net (note 4)	8,786,975	11,482,701
Prepaid expenses and other current assets (note 5)	4,212,180	2,299,375
Total current assets	48,942,137	34,505,653

Cash held in escrow	14,849,999
Note receivable-long term (note 6)	10,348,115	-
Operating lease-right of use asset (note 7)	153,257	-
Property and equipment-net (note 8)	128,886	121,854
Total Assets	$74,422,394	$34,627,507
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 9)	$10,808,603	$14,845,211
Other current liabilities (note 10)	117,445	19,933
Operating lease liability-current (note 7)	146,584	-
Total current liabilities	11,072,632	14,865,144

Long-term liabilities:
Convertible line of credit note payable-related party-net (note 11)	-	3,500,000
Convertible notes payables -related party-net (note 11)	-	4,459,381
Operating lease liability-long term (note 7)	12,747	-
Total Liabilities	11,085,379	22,824,525
Commitments and contingences (note 16)
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 2,500,000 shares authorized, zero and zero shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively (note 12)	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized, 68,875,257 and 57,002,508 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively (note 14)	68,876	57,003
Additional paid-in capital	126,075,609	85,153,667
Accumulated other comprehensive income/(loss)	(571,120)	(26,997)
Accumulated deficit	(62,236,350)	(73,380,691)
Total Stockholders’ Equity	63,337,015	11,802,982
Total Liabilities and Stockholders’ Equity	$74,422,394	$34,627,507

(1)	Derived from Audited Financial Statements

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenue (note 3)	$20,423,847	$16,565,316	$51,031,426	$37,923,619
Cost of revenue (note 2)	11,801,478	9,694,932	29,821,968	22,307,735
Gross profit	8,622,369	6,870,384	21,209,458	15,615,884

Selling and marketing expenses	4,923,968	8,671,792	14,086,910	18,419,236
General and administrative expenses	2,194,530	2,287,374	7,249,378	7,430,580
Total operating expenses	7,118,498	10,959,166	21,336,288	25,849,816

Income (loss) from operations	1,503,871	(4,088,782)	(126,830)	(10,233,932)

Other Income (Expense):
Interest income	96,300	-	288,070	-
Interest on notes	(105,385)		(348,493)	-
Interest on other obligations	(3,393)	(42,932)	(12,041)	(122,944)
Amortization of discount on notes payable	(528,463)	-	(707,285)	-
Gain on Investment repayment-China (Note Receivable Note 6)	(1,888)	-	12,050,921	-
Total other income (expense)	(542,829)	(42,932)	11,271,172	(122,944)

Net Income (Loss)	961,042	(4,131,714)	11,144,342	(10,356,876)
Preferred stock dividend		(43,639)		(169,494)
Net income (loss) available to common stockholders	$961,042	$(4,175,353)	$11,144,342	$(10,526,370)

Income (Loss) per share:
Basic	$0.02	$(0.08)	$0.19	$(0.21)
Diluted	$0.03	$(0.08)	$0.20	$(0.21)
Weighted average shares outstanding:
Basic	59,307,404	51,098,575	58,023,685	49,675,624
Diluted [1]	62,532,510	51,098,575	62,050,032	49,675,624

[1]	Please refer to Earnings Per Share section for further details

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income/(Loss)

For the three and nine months ended September 30, 2019 and 2018

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income (loss) available to common stockholders, as reported	$961,042	$(4,175,353)	$11,144,342	$(10,526,370)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) income	(55,303)	65,949	(71,793)	46,130
Comprehensive income/(loss)	$905,739	$(4,109,404)	$11,072,549	$(10,480,240)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2019

(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Other- Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2018	-	$-	57,002,508	$57,003	$85,153,667	$(26,997)	$(73,380,691)	$11,802,982
Stock option expense					1,358,503			1,358,503
Issuance of common stock pursuant to exercise of stock options-Cashless			115,107	115	(115)			-
Issuance of common stock pursuant to exercise of stock options-Cash			80,750	80	24,680			24,760
Beneficial Conversion Feature on Convertible Instruments					166,667			166,667
Foreign currency translation gain						260,665		260,665
Net Income							11,656,594	11,656,594
Balance at March 31, 2019		$-	57,198,365	$57,198	$86,703,402	$233,668	$(61,724,097)	$25,270,171
Stock option expense					1,095,792			1,095,792
Issuance of common stock pursuant to exercise of stock options-Cashless			79,488	80	(80)			-
Issuance of common stock pursuant to exercise of stock options-Cash			93,334	93	122,574			122,667
Foreign currency translation loss						(256,974)		(256,974)
Net Loss							(1,473,295)	(1,473,295)
Balance at June 30, 2019	-	$-	57,371,187	$57,371	$87,921,688	$(23,306)	$(63,197,392)	$24,758,361
Stock option expense					900,000			900,000
Issuance of common stock-Capital Raise			7,986,110	7,986	26,947,451			26,955,437
Issuance of common stock-Notes Payable Conversion			3,196,460	3,197	10,230,136			10,233,333
Issuance of common stock pursuant to exercise of stock options-Cashless			250,000	250	(250)			-
Issuance of common stock pursuant to exercise of stock options-Cash			71,500	72	76,584			76,656
Foreign currency translation loss						(547,814)		(547,814)
Net Income							961,042	961,042
Balance at September 30, 2019	-	$-	68,875,257	$68,876	$126,075,609	$(571,120)	$(62,236,350)	$63,337,015

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2018

(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Other- Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2017	6,760	$7	45,701,593	$45,702	$79,101,824	$(39,378)	$(61,960,910)	$17,147,245
Issuance of common stock in exchange of preferred stock	(4,000)	(4)	4,651,163	$4,651	(5,251)			(604)
Stock option expense					770,861			770,861
Issuance of common stock pursuant to exercise of stock options-Cashless			306,340	$306	(306)			-
Issuance of common stock pursuant to exercise of stock options-Cash			297,773	$298	142,329			142,627
Preferred stock dividend payable							(82,691)	(82,691)
Foreign currency translation loss						(53,504)		(53,504)
Net loss							(2,876,504)	(2,876,504)
Balance at March 31, 2018	2,760	$3	50,956,869	$50,957	$80,009,457	$(92,882)	$(64,920,105)	$15,047,430
Stock option expense					1,179,764			1,179,764
Issuance of common stock pursuant to exercise of stock options-Cash			106,282	106	37,575			37,681
Preferred stock dividend payable							(43,164)	(43,164)
Foreign currency translation loss						33,685		33,685
Net loss							(3,348,658)	(3,348,658)
Balance at June 30, 2018	2,760	$3	51,063,151	$51,063	$81,226,796	$(59,197)	$(68,311,927)	$12,906,738
Stock option expense					1,153,152			1,153,152
Issuance of common stock pursuant to exercise of stock options-Cashless			1,795	2	(2)			-
Preferred stock dividend payable							(43,639)	(43,639)
Foreign currency translation loss						65,949		65,949
Issuance of common stock in exchange of service			60,000	60	279,540			279,600
Net loss							(3,348,658)	(3,348,658)
Balance at September 30, 2018	2,760	$3	51,124,946	$51,125	$82,659,486	$6,752	$(71,704,224)	$11,013,142

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net Income (loss)	$11,144,342	$(10,356,876)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	761,649	34,620
Shares issued for settlement of legal claim	-	279,600
Stock-based compensation expense	3,354,295	3,103,778
Allowance for bad debt	62,678	(9,632)
Inventory allowance for excess and obsolete products	300,143	-
Gain on Investment repayment from China (Note Receivable Note 6)	(12,050,921)	-
Changes in operating assets and liabilities:
Accounts receivable-gross	(4,405,426)	(6,451,701)
Inventories	2,136,895	(1,543,250)
Prepaid expenses and other current assets	(2,087,991)	(2,156,230)
Accounts payable and accrued expenses	(27,338)	8,189,325
Accrued preferred dividends	-	(91,111)
Unbilled royalty revenue	(252,302)	-
Other current assets/liabilities	97,512	(3,387)
Net cash used in operating activities	(966,464)	(9,004,864)

Cash flows from investing activities:
Purchase of property and equipment	(55,321)	(93,482)
Cash paid to escrow for acquisition	(14,849,999)	-
Net cash (used in) investing activities	(14,905,320)	(93,482)

Cash flows from financing activities:
Proceeds from notes payable related party-net	1,500,000	-
Proceeds from exercise of stock options	224,083	179,704
Net proceeds from sale of common stock	26,955,437	-
Net cash provided by financing activities	28,679,520	179,704
Effect of exchange rate changes on cash and cash equivalents	(19,026)	46,130
Net increase (decrease) in cash	12,788,710	(8,872,512)
Cash at beginning of the period	7,743,181	14,186,624
Cash at end of the period	$20,531,891	$5,314,112
Supplemental disclosures:
Cash paid during period for:
Interest	$131,528	$132,425
Non-cash investing and financing activities:
Accrued preferred dividends	$-	$129,493
Debt Conversion and Related Accrued Expenses	10,233,333	-
Non-Cash Items Related to China Settlement:
Accounts Receivable	3,314,146	-
Inventory	258,688	-
Pre-paid expense and other current assets	175,185	-
Accounts payable and accrued expenses	(3,748,019)	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the nine months ended September 30, 2019 and 2018 all material assets and revenues of the Company were in the United States except as disclosed in Note 3.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At September 30, 2019, the Company had approximately $20.3 million in excess of the Federal Deposit Insurance Corporation limit.

For the nine months ended September 30, 2019 and 2018, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2019	2018
A*	13.9%	17.6%
B*	12.9%	7.9%
All other	73.2%	74.5%
Total	100.0%	100.0%

Revenues from customer A are derived from a customer located in Sweden and customer B are derived from a customer located in the United States. Revenues from all other customers were mainly derived in the United States.

At September 30, 2019 and December 31, 2018, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2019	2018
A*	32.4%	39.1%
B*	11.5%	5.5%
All other	56.1%	55.4%
Total	100.0%	100.0%

*	Receivables from customer A are derived from a customer located in Sweden and customer B are derived from a customer located in the United States.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2019 and 2018, the Company did not have any investments with maturities of three months or less.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2019 and December 31, 2018, there was an allowance for doubtful accounts of $245,682 and $183,000, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory allowance to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of inventory item, then inventory item will be included as part of the allowance during the period being evaluated. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). At September 30, 2019 and December 31, 2018, the Company recorded an allowance of $374,795 and $74,652 respectively. The changes in the allowance are included in cost of revenue.

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $5.4 million and $13.1, during nine months ending September 30, 2019 and 2018, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $246,000 and $313,000 during the nine months ending September 30, 2019 and 2018, respectively.

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

As of and for the nine months ended September 30, 2019 and September 30, 2018, the exchange rates used to translate amounts in Chinese Yuan into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2019	September 30, 2018
Exchange rate on balance sheet dates
USD: CNY exchange rate	7.15	6.87

Average exchange rate for the period	7.12	6.85
USD: CNY exchange rate

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at September 30, 2019 and December 31, 2018.

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The effects of dilutive instruments have been presented for the year-to-date net income as of September 30, 2019. Other periods presented do not reflect the dilutive shares, as the effects would be anti-dilutive due to the fact that losses are being reflected for those periods. Please refer to the below table for additional details:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income (loss) available to common stockholders	$961,042	$(4,131,714)	$11,144,342	$(10,356,876)
Adjustments for diluted earnings:
Preferred Stock Dividend		(43,639)		(169,494)
Interest expense on convertible notes	105,385	-	348,493	-
Amortization of discount on notes payable	528,464	-	707,286	-
Diluted net income (loss) available to common stockholders	$1,594,891	$(4,175,353)	$12,200,121	$(10,526,370)

Income (Loss) per share:
Basic	$0.02	$(0.08)	$0.19	$(0.21)
Diluted	$0.03	$(0.08)	$0.20	$(0.21)
Weighted average shares outstanding:
Basic	59,307,404	51,098,575	58,023,685	49,675,624
Diluted	62,532,510	51,098,575	62,050,032	49,675,624

Share-Based Payments — The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017. As of September 30, 2019, total shares available are 1,898,195.

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for nine months ended September 30, 2019 and 2018 was $4.5 million and $4.1 million, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

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

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At September 30, 2019, the Company had an accumulated deficit of $61,784,834 which includes a net income available to common stockholders of $11,144,342 for the nine months ended September 30, 2019. During the nine months ending September 30, 2019 the Company net cash used in operating activities totaled $966,464.

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

September 30, 2019

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

Information about the Company’s net sales by geographical location for the nine months ended September 30, 2019 and 2018 are as follows:

	For the nine months ended
	September 30,	September 30,
	2019	2018
North America	$42,607,433	$27,911,538
Europe	7,635,845	7,097,942
Asia	629,028	2,740,175
Other	159,120	173,964
Net sales	$51,031,426	$37,923,619

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

The Company recognizes revenue from the agreement over time because the customer simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because its efforts in providing the exclusive license rights and ongoing support occur on a generally even basis throughout the year. Total revenue recognized under the agreement was approximately $263,273 for the nine months ended September 30, 2019 and is reflected in the Company’s Asia reporting segment which was determined by the minimum royalties due during first year, as per the licensing agreement.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

4.	INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2019	2018

Finished goods	$6,761,898	$8,739,877
Raw Materials	2,399,872	2,817,476
Less: Inventory allowance for excess & obsolete products	(374,795)	(74,652)
Inventories	$8,786,975	$11,482,701

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $4.2 million and $2.3 million at September 30, 2019 and December 31, 2018, respectively. The $4.2 million and the $2.3 million at December 31, 2018, of pre-paid expenses consists mainly of prepaid advertising, prepaid insurance, prepaid slotting fees and net deposits on purchases.

6.	NOTE RECEIVABLE

Note receivable consists of the following at:

	September 30,	December 31,
	2019	2018

Note Receivable-current	$1,149,791	$-
Note Receivable-non-current	10,348,115	-
Total Note Receivable	$11,497,906	$-

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

Scheduled principal payments plus accrued interest are due annually on March 31 of each year starting in 2020. The Note is recorded at amortized cost basis and accrues interest at a rate per annum equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. For the nine months ended September 30, 2019, the weighted average interest rate was 3.21% and interest income was $288,070.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

6.	NOTE RECEIVABLE (Continued)

The Company assesses the Note for impairment periodically by evaluating whether it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the Note agreement, based on historical experience about Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At September 30, 2019, the Note was not deemed to be impaired.

7.	LEASES

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use (ROU) asset and lease liability in the balance sheet for all leases, including operating leases with terms of more than twelve months. The Company adopted ASU No. 2016-02, as amended, effective January 1, 2019. We recognized a ROU asset and a corresponding lease liability measured based on the present value of the future minimum lease payments utilizing our incremental borrowing rate as the basis for our computations. As of January 1, 2019, we recognized right to use assets in the amount of $259,358 and a corresponding liability. The asset is being amortized over the life of the lease agreement. As of September 30, 2019, the value of the asset amounted to $153,257. The adoption of the guidance did not have a material impact on our Statement of Operations or Statement of Cash flows.

The ROU represents our right to utilize the corresponding asset for the lease term and the related lease liability translates into an obligation related to the lease payments. The operating lease liability as of September 30, 2019 amounted to $159,332 of which the short-term value amounted to $146,586 and the long-term portion was $12,747. Company entered into an office lease with a related party effective October 2015. The monthly rent amounts to $12,452 per month until October 2019 and then increases to $12,826 per month until the termination of the lease in October 2020. As of September 30, 2019, the remaining lease term is 13 months and the discount rate is 5%. Future annual minimum cash payments required under this operating type lease as of September 30, 2019 are as follows:

Future Minimum Lease Payments
2019	$38,103
2020	128,259
Total Minimum Lease Payments	$166,362
Less: Amount representing interest	(7,031)
Present value of lease liabilities	$159,331
Less Current Portion	146,584
Long-Term Portion	12,747

8.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30,	December 31,
	2019	2018

Furniture and equipment	$505,570	$451,576
Less: accumulated depreciation	(376,684)	(329,722)
Total	$128,886	$121,854

Depreciation expense amounted to $48,289 and $34,644 during the nine months ended September 30, 2019 and 2018, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30,	December 31,
	2019	2018

Accounts payable	$5,119,452	$5,825,446
Accrued expenses	5,689,151	9,019,765
Total	$10,808,603	$14,845,211

10.	OTHER LIABILITIES

Other current liabilities consist of the following at:

	September 30,	December 31,
	2019	2018
Other Liabilities-State Beverage Container Deposit	$117,445	$19,933
Total	$117,445	$19,933

11.	NOTES PAYABLE - RELATED PARTIES

Line of credit convertible note payable - related parties consists of the following as of:

	September 30,	December 31,
	2019	2018
Note Payable – line of credit
In July 2010, the Company entered into a line of credit note payable with a related party and major shareholder which carries interest of five percent per annum paid quarterly. The Company can borrow up to $9,500,000. The Company has pledged all its assets as security for the line of credit. The note matures in January 2020, at which time the principal amount is due. During April 2015, the Company issued $4,000,000 of convertible series D preferred series in exchange for cancellation of $4,000,000 of this line, reducing the amount to $4,500,000. During March 2018, the Company issued $1,000,000 of common stock in exchange for cancellation of $1,000,000 of this line, reducing the amount to $3,500,000. In December 2018, the Company amended and restated the note payable into a line of credit loan agreement continuing to carry a five percent per annum interest but payable semi-annually. The Company can now borrow up to $5.0 million. As a result, of this substantial modification which was treated as a debt extinguishment, a new liability was established and a loss of $377,048 on the extinguishment of debt was recognized. The note had a maturity date of December 2020. In January 2019, the Company increased the borrowed amount by $1,500,000. In September 16, 2019, the principal value of the note was converted into common shares as per promissory note which stated that in the event of financing greater than $25.0 million, there would be an automatic conversion of these balances. The principal balance of $5.0 million and the accrued but unpaid interest in the amount of $52,778 were converted into common shares. Consequently, a total of $5,052,778 were converted at the conversion price of $3.39 based on the on the average of the closing price for the shares during the ten (10) business days prior to the last advance date, less a discount of 10%, in accordance with the promissory note. As a result of the conversion of the promissory note, the company recognized the remaining un-amortized balance of the discount of $108,454, as interest expense.
Long-term portion-Net of Discount	$-	$3,500,000

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

11.	NOTES PAYABLE - RELATED PARTIES (Continued)

	September 30,	December 31,
	2019	2018
Convertible Note Payable
In December 2018, the Company entered into a line of credit note payable with a related party and shareholder which carries interest of five percent per annum paid semi-annually. The Company can borrow up to $3.0 million. This note had an unamortized discount of $205,837 and $324,371 as of September 16, 2019 and as of December 31, 2018, respectively. The unamortized discount of $205,837 was recognized as interest expense upon conversion. The note matured in December 2020. In September 16, 2019, the principal value of the note of $3.0 million and the accrued but unpaid interest in the amount of $108,333 were converted into common shares as per promissory note which stated that in the event of financing greater than $25.0 million, there would be an automatic conversion of these balances. A total of 3,108,333 were converted at the conversion price of $3.04 which was determined based on the average of the closing price for the shares during the ten (10) business days prior to the Advance Date, less a discount of 10%, resulting in the issuance of 1,022,568 shares.	-	2,675,629
In December 2018, the Company entered into a line of credit convertible note payable with a related party and shareholder which carries interest of five percent per annum paid semi-annually. The Company can borrow up to $2.0 million. This note had an unamortized discount of $137,225 and $216,248 as of September 36, 2019 and as of December 31, 2018, respectively. The unamortized discount of $137,225 was recognized as interest expense upon conversion. The note matured in December 2020. In September 16, 2019, the principal value of the note of $2.0 million and the accrued but unpaid interest in the amount of $72,222 were converted into common shares as per promissory note which stated that in the event of financing greater than $25.0 million, there would be an automatic conversion of these balances. A total of 2,072,222 were converted at the conversion price of $3.04 which was determined based on the average of the closing price for the shares during the ten (10) business days prior to the Advance Date, less a discount of 10%, resulting in the issuance of 681,712 shares.	-	1,783,752
Long-term portion-Net of Discount	$-	$4,459,381

12.	PREFERRED STOCK – RELATED PARTY

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

12.	PREFERRED STOCK – RELATED PARTY (Continued)

The Preferred D Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.86 per share until the earlier of the January 2, 2021 due date of our note payable with CD Financial or such earlier date as the note payable is satisfied (the “Maturity Date”). The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred D Shares accrue cumulative annual cash dividends at the rate of 5% per annum, payable quarterly in cash and have a liquidation preference of $1,000 per share. On the Maturity Date, the Preferred D Shares automatically convert into shares of our common stock in a number determined by dividing the $1,000 per Preferred D Share liquidation preference plus any accrued but unpaid dividends, by the conversion price then in effect. The Holder shall have the right, at its election, to require the Company to redeem all or any portion of the shares held by the holder in exchange for cash or common stock upon the occurrence of certain events which management believes are under the control of the Company. As of September 30, 2018, none of the contingent events have occurred and in accordance with ASC-480-10-25 “Distinguishing Liabilities from Equity” and Regulation S-X-Rule 5-02-27, the Company has classified these shares as permanent equity. The Preferred D Shares may also be redeemed by us at any time on or after December 31, 2017, at a redemption price equal to 104% of the liquidation preference. The holder of the Preferred D Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In March 2018, the Preferred D shares were converted into 4,651,163 shares of common stock.

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

14.	STOCKHOLDERS’ EQUITY (Continued)

Issuance of common stock pursuant to exercise of stock options

During the nine months ended September 30, 2019, the Company issued an aggregate of 690,179 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $224,083 for 245,584 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

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

Issuance of common stock pursuant to public placement

On September 16, 2019 the Company issued 7,986,110 in a public placement and obtained gross proceeds of $28,749,996 and paid $1,585,000 in commissions & fees and incurred in $209,559 of expenses related to the capital raise thereby resulting in net-proceeds in the amount of $26,955,437.

Conversion of Notes Payable into common stock

On September 16, 2019, the company had three Notes Payable outstanding with related parties for a total principal value of $10 million. As per the terms of the agreements, the principal values of notes payable and any accrued but unpaid interest are convertible into common stock of the Company. Moreover, also as per the terms of the agreements, in the event of financing greater than $25.0 million, the principal value of the notes and any accrued but unpaid interest are automatically converted into the company’s common stock. As result of the public financing which raised $27,063,779, the principal balance of the notes payable and the accrued but unpaid interest were converted resulting in the issuance of 3,196,460, shares of common stock. The shares were issued at the contractual conversion prices per the loan agreements.

Refer to Note 11 for discussion on the conversion of the notes payable.

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

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017. As of September 30, 2019, 1,898,195 shares are available.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

15.	STOCK-BASED COMPENSATION (Continued)

Under the 2015 Stock Option Plan the Company has issued options to purchase approximately 5.33 million shares at an average price of $3.66 per share with a fair value of $2.76 million. For the nine months ended September 30, 2019 and 2018, the Company issued options to purchase 1.68 million and 1.71 million shares. For the nine months ended September 30, 2019 and 2018, the Company recognized an expense of approximately $3,354,295 and $3,103,778 respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of September 30, 2019, the Company had approximately $7,217,396 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 3 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. There are options to purchase approximately 2.30 million shares that are vested as of September 30, 2019.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Nine months ended September 30,
	2019	2018
Expected volatility	58.62%-121.32%	91.19-113.03%
Expected term	4.02-5.00 Years	4.7 – 5.06 Years
Risk-free interest rate	1.79% - 2.72%	2.56% - 2.86%
Forfeiture Rate	0.00%	0.00%

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2019 and changes during the period ending on that date is as follows:

		Weighted Average	Aggregate Intrinsic	Average
	Shares	Exercise	Value	Remaining
	(000’s)	Price	(000’s)	Term (Yrs)
Options
Balance at December 31, 2018	4,840	$3.04	$5,338	5.05
Granted	1,675	$3.87
Exercised	(900)	$0.97
Forfeiture and cancelled	(286)	$2.59
Balance at September 30, 2019	5,329	$3.66	$2,758	6.10

Exercisable at September 30, 2019	2,305	$2.76

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

15.	STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about employee stock options outstanding at September 30, 2019:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding			Exercisable
	at	Weighted	Weighted	at	Weighted	Weighted
	September 30,	Average	Average	September 30,	Average	Average
Range of	2019	Remaining	Exercise	2019	Exercise	Remaining
Exercise Price	(000’s)	Term	Price	(000’s)	Price	Term
$0.20 - $0.53	359	3.45	$0.27	359	$0.27	3.45
$0.65 - $1.80	342	1.60	$1.05	342	$1.05	1.60
$1.83 - $2.84	554	0.85	$2.06	555	$2.07	2.85
$3.20 - $6.20	4,074	7.16	$4.39	1,049	4.52	5.23
$7.20 - $22.00	0	0	$0	0	$0	0
Outstanding options	5,329	6.10	$3.66	2,305	$2.76	3.84

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the nine months ended September 30, 2019 and 2018 is presented in the following table:

	For the Nine Months ended
	September 30, 2019		September 30, 2018
		Weighted		Weighted
		Average		Average
	(000’s)	Grant Date	(000’s)	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	38,889	$3.64	72,222	$—
Granted	—	—	—	—
Vested	8,333	3.64	(25,000)	—
Unvested at end of period	30,556	$3.64	47,222	$3.64

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of September 30, 2019 was $50,709 and is expected to be recognized over a weighted average period of 0.42 years.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

16.	COMMITMENTS AND CONTINGENCIES

The Company has entered into distribution agreements with liquidated damages in the event the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of September 30, 2019.

On December 18, 2018, Rockstar, Inc. (“Rockstar”) filed suit against Celsius in federal district court in the District of Nevada. Rockstar’s complaint alleges three claims for relief: (a) false advertising in violation of 15 USC §1125(a); (b) violation of the Nevada Deceptive Trade Practice Act; and (c) Nevada common law unfair competition. On January 30, 2019, Celsius filed its answer to the complaint denying the allegations by Rockstar, and setting forth certain affirmative defenses. On October 3, 2019, Celsius filed its motion for judgment on the pleadings or for summary judgment seeking a dismissal of the complaint because a) Rockstar produced no documents and took no discovery and has no facts to support its claims; b) Rockstar lacks a competitive injury sufficient for false advertising standing; c) Celsius’ product claims are subjective and not actionable; and d) Rockstar’s claims are really claims under the Food Drug and Cosmetics Act which have no private right of action. The motion is currently being briefed. Furthermore, discovery is closed and the Court is currently considering whether to permit additional time for discovery. Celsius believes that it has not committed the violations alleged, that it has strong defenses, and it intends to vigorously defend itself against the claims by Rockstar.

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

On September 25, 2019, as per the share purchase agreement that was executed in relation to the acquisition of our Nordics distributor, $14,849,999, were placed in an escrow account regarding the cash consideration to be provided as part of the transaction. The acquisition was finalized on October 25, 2019.

17.	SUBSEQUENT EVENTS

Business Acquisition

On October 25, 2019, the Company acquired 100 percent of the outstanding common shares of Func Food Group OYJ (“Func Food”) for approximately $24.2 million, which consisted of $14.8 million of cash and $9.4 million of bond issuances (net of bond discount of $476 thousand) to restructure and settle Func Food’s pre-existing debt. Func Food is a marketer and distributor of nutritional supplements, health food products and beverages that support sport activities and healthy living and lifestyles in Finland, Sweden, and Norway. Func Food has been the Nordic distributor of Celsius products since 2015 and, as a result of the acquisition, the Company expects to further increase its Nordic market share by leveraging collaborations, revamping its marketing strategy and focusing on core products. It also expects to reduce costs through economies of scale.

The acquisition of Func Food will be accounted for as a business combination using the acquisition method of accounting. The accounts receivable balance as of October 25, 2019 from Fund Food and it’s subsidiaries amounted to $4.6 million, as part of the consolidation process this amount will be treated as an Intercompany balance. As a result of the limited time since the acquisition date and the effort required to conform the financial statements to the Company’s practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and goodwill. Also, the Company is unable to provide pro forma revenues and earnings of the combined entity. This information will be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Revenue

For the three months ended September 30, 2019, revenue was approximately $20.4 million, an increase of $3.8 million or 23% from $16.6 million for same quarter in 2018. The revenue increase of 23% was attributable to continued strong growth of 47% in North American revenues, reflecting double digit growth from both existing accounts and new distribution expansion. European sales were at 89% of the 2018 quarterly results, primarily due to timing of orders. Asian revenues for the 2019 quarter reflect the change in our China business model to a royalty and license fee arrangement, effective January 1, 2019 as well initiatives in entering additional markets during the 2019 quarter. The total increase in revenue from the 2018 quarter to the 2019 quarter was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by segment and changes therein for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
Revenue Source	2019	2018	Change

Total Revenue	$20,423,848	$16,565,316	23%

North American Revenue	$16,765,598	$11,360,474	47%

European Revenue	$3,374,868	$3,809,645	(11)%

Asian Revenue	$194,982	$1,351,215	(86)%

Other	$88,400	$43,982	101%

Gross profit

For the three months ended September 30, 2019, gross profit increased by approximately $1.7 million or 26% to $8.6 million, from $6.9 million for the same quarter in 2018. Gross profit margins for the three months ended September 30, 2019, were 42.2% which compared favorably to the results for the same period in 2018 of 41.5%. The increase in gross profit is mainly related to increase in sales volume from the 2018 quarter, as opposed to increases in product pricing.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2019 were approximately $4.9 million, a decrease of approximately $3.8 million or 43% from approximately $8.7 million in the same period in 2018. The decrease from the 2018 quarter to the 2019 quarter is primarily due to the change in our China business model to a royalty and licensing framework effective January 1, 2019, as direct marketing investments are no longer required by Celsius. Excluding the reduction related to the China investment which amounted to $5.1 million during the three-months ended September 30, 2019, our investment in marketing initiatives were $263,000 higher than in the prior year or an increase of 16%. Additionally, our support to distributors and investments in trade activities were $698,000 higher for the three-month ended September 30, 2019 than for the same period last year, to support our expanded distribution network. Moreover, due to our increase in business volume from the 2018 quarter, Broker Commissions and Storage & Distribution costs were $381,000 higher during three-months ended September 30, 2019 than for the same period last year.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2019 were approximately $2.2 million, a decrease of approximately $93,000 or 4%, from $2.3 million for the three months ended September 30, 2018. The decrease was primarily due to a reductions in our stock option expense of $253,000 and a reduction in administrative expenses of $33,000, partially offset by increases in expenses related to the acquisition of Func Food Group Oy (“Func Food), our distributor in the Nordics, in the amount of $145,000, as well as increases in other general and administrative expenses in the amount of $48,000 from the 2018 quarter.

Other income/(expense)

Total other expenses increased by approximately $500,000 from $43,000 in 2018 to $543,000 during the three months ended on September 2019. The net increase is mainly related to amortization of the discount on notes payable of approximately $528,500 and interest expense of $109,000, partially offset by interest income related to the receivable from our China license in the amount of $96,300.

Net Income/(Loss)

As a result of the above, for the three months ended September 30, 2019, net income to common shareholders was $961,042, or $0.02 per basic share based on a weighted average of 59,307,404 shares outstanding and after adding back interest expense on convertible notes of $105,385 and amortization of discounts on notes payable of $528,464, a dilutive net income available to common shareholders of $1.6 million or $0.03 per share, based on a weighted average of 62,532,510 shares outstanding which includes the dilutive impact of the stock options of 992,693 shares and the dilutive effect of the convertible notes of 2,232,412 shares. In comparison, for the three months ended September 30, 2018, the company reported a net loss of $4.2 million, inclusive of preferred stock dividends of $44,000, or a loss of $(0.08) per basic and diluted shares, based on a weighted average of 51,098,575 shares outstanding.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

For the nine months ended September 30, 2019, revenue was approximately $51.0 million, an increase of $13.1 million or 35% from $37.9 million for the same period in 2018. The revenue increase of 35% was attributable in large part to continued strong growth of 52% in North American revenues, as we continue to realize double digit growth in both existing accounts and new distribution expansion. European sales achieved 7% growth from the 2018 period to the 2019 period, primarily related to the launch of new flavors that have been very well accepted in the market. Asian revenues for the 2019 period reflect the change in our China business model to a royalty and license fee arrangement, effective January 1, 2019 and our products gaining traction in other Asian markets during the 2019 period. The total increase in revenues from the 2018 period to the 2019 period was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the nine months ended September 30, 2019 and 2018:

	Nine months Ended September 30,
Revenue Source	2019	2018	Change

Total Revenue	$51,031,426	$37,923,619	35%

North American Revenue	$42,607,433	$27,963,164	52%

European Revenue	$7,635,845	$7,104,473	7%

Asian Revenue	$629,028	$2,708,756	(77)%

Other Revenue	$159,120	$147,226	8%

Gross profit

For the nine months ended September 30, 2019, gross profit increased by approximately $5.6 million or 35.8% to $21.2 million from $15.6 million for the same period in 2018. Gross profit margins increased to 41.6% for the nine months ended September 30, 2019 from 41.2% in the same period in 2018. The increase in gross profit dollars and gross profit margins is mainly related to increase in volume, as opposed to increases in product pricing.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2019 were approximately $14.1 million, a decrease of $4.3 million or 24% from $18.4 million in the same period in 2018. The decrease is due primarily to the change in our China business model to a royalty and licensing framework effective January 1, 2019, which no longer requires direct marketing investments by Celsius. Excluding the impact of the reduction in sales and marketing expenses related to the China investment which amounted to $8.1 million during the nine-months ended September 30, 2019, our investment in marketing initiatives increased by $506,000 or 10.4% when compared to the same period in 2018. Moreover, our support to distributors and investments in trade activities were $1.8 million higher for the nine-month ended September 30, 2019 than for the same period last year, to support our expanded distribution network. Additionally, we made investments related to sales and marketing personnel costs of $350,000 and due to the increase in our business volume, broker commissions and storage and distribution costs were $1.1 million higher during nine-months ended September 30, 2019 than for the same period last year.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2019 were approximately $7.2 million, a decrease of $181,000, or 2.4%, from $7.4 million for the nine months ended on September 30, 2018. The decrease was mainly due to the results for the 2018 period included an accrual of $945,000 pertaining to the settlement of a territorial dispute with a former distributor. Excluding this impact, general and administrative expenses actually reflected an increase of $764,000 from the 2018 period to the 2019 period, primarily related to an increase in stock option expense of $250,000 for the nine months ending September 30, 2019, as well as an increase of $145,000 related to the acquisition of Func Food. We also made investments in employee costs to have an adequate infrastructure to support our continued growth and experienced increases in professional fees, insurance, rent and legal costs which translated to a total increase of $361,000, in these areas when compared to the nine-month period ended in September 30, 2018.

Other Income/(expense)

Total other income increased by approximately $11.3 million for the nine months ended September 30, 2019, from a loss of $123,000 in the comparable 2018 period, primarily as a result of the recognition of a gain pertaining to the agreement executed with our China distributor, as part of our restructured relationship to repay the investment the Company made in the China market during 2017 and 2018. This has been recorded as a corresponding note receivable from our China distributor on the Balance Sheet, which is payable over a five-year period, on an unsecured, interest-bearing basis.

Net Income/(Loss)

As a result of the above, for the nine months ended September 30, 2019, net income to common shareholders was $11.1 million, or $0.19 per basic share based on a weighted average of 58,023,685 shares outstanding and after adding back interest expense on convertible notes of $348,493 and amortization of discount on notes payable of $707,286, a dilutive net income available to common shareholders of $12.2 million or $0.20 per share, based on a weighted average of 62,050,032 shares outstanding which includes the dilutive impact of the stock options of 1,223,700 shares and the dilutive effect of the convertible notes of 2,802,647 shares. In comparison, for the nine months ended September 30, 2018 we had net loss of approximately $10.4 million, and after giving effect to preferred stock dividends of approximately $169,494, a net loss available to common shareholders of $10.5 million or a loss of $0.21 per basic and diluted shares, based on a weighted average of 49,675,624 shares outstanding.

Liquidity and Capital Resources

As of September 30, 2019, and December 31, 2018, we had cash of approximately $20.5 million and $7.7 million, respectively, and working capital of approximately $52.7 million and $19.6 million, respectively. Cash used in operations during the nine months ended September 30, 2019 and September 30, 2018, totaled approximately $16.0 million and $9.0 million, respectively, mainly related to the investment in the acquisition of our Nordics distributor, increases in accounts receivable related to increase in sales, which were partially offset by reduction in inventories.

In addition to cash flow from operations, our primary sources of working capital have been private placements and public offerings of our securities (including an underwritten public offering of 7,986,110 shares at an offering price of $3.60 per share completed on September 16, 2019) and our credit facility with CD Financial, LLC (“CD Financial”), an affiliate of a principal shareholder of the Company.

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

The Company entered into Convertible Loan Agreements (the “Loan Agreements”) with Charmnew Limited (“Charmnew”) and Grieg International Limited (“Grieg”) on December 12, 2018, and with its affiliate CD Financial on December 14, 2018, providing for aggregate loans to the Company in principal amounts of US$3,000,000, US$2,000,000 and US$5,000,000. In connection with the Loan Agreements, the Company executed and delivered Convertible Promissory Notes (the “Notes”) in favor of each of Charmnew, Grieg and CD Financial. The Loan Agreement and Note entered into with CD Financial replaces the existing credit facility between the Company and CD Financial described above. In accordance with their terms, the Notes converted into 1,022,568, 681,712 and 1,492,181 shares to Charmnew, Grieg and CD Financial, respectively, upon completion of our September 2019 public offering.

On September 16, 2019, the Company completed a public offering of 7,986,110 shares of its common stock at an offering price of $3.60 per share which provided net proceeds of $26,955,437. Approximately $14.9 million of these proceeds were utilized to pay the cash portion of the purchase price for Func Food in September of 2019.

Our current operating plan for the next twelve (12) months indicates a sufficient financial condition and we do not contemplate obtaining additional financing.

Off Balance Sheet Arrangements

As of September 30, 2019, and December 31, 2018, we had no off-balance sheet arrangements.

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures were effective in that (a) we maintain records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) our records provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (c) our records provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

CELSIUS HOLDINGS, INC.

Dated: November 7, 2019	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2019	By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (Principal Financial and Accounting Officer)