Form 10-K
period 2019-12-31
Celsius Holdings, Inc.
filed 2020-03-12
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Common Stock, $0.001 par value

(Title of Class)

Name of each exchange on which registered: The Nasdaq Capital Market (Trading Symbol CELH)

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $62,459,070 as of June 30, 2019 for the Company’s common stock on such date on the Nasdaq Capital Market. For purposes of the foregoing computation, all executive officers, directors, and 10% beneficial owners of the Registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 69,239,260 shares of common stock outstanding as of March 11, 2020.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

i

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

ii

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

Recent Developments

September 2019 Public Offering

On September 16, 2019, the Company consummated a public offering of an aggregate of 7,986,110 shares, of its common stock at a public offering price of $3.60, which included the exercise in full by the underwriters of their option to purchase an additional 1,041,666 shares. B. Riley FBR, Inc. acted as lead underwriter for the offering. The Company received net proceeds from the offering of approximately $26.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds of the offering to fund the cash needed to consummate the acquisition of Func Food Group Oyj and related fees, costs and expenses as described below. The remaining net proceeds of the offering are being used for general corporate purposes, including funding marketing initiatives and expanding European distribution of Celsius products.

Debt Conversion

Celsius entered into Convertible Loan Agreements (the “Loan Agreements”) with Charmnew Limited (“Charmnew”) and Grieg International Limited (“Grieg”) on December 12, 2018, and with CD Financial, LLC (“CD Financial”), an affiliate of a principal shareholder of the Company on December 14, 2018, providing for aggregate loans to the Company in principal amounts of $3,000,000, $2,000,000 and $5,000,000, respectively. In connection with the Loan Agreements, the Company executed and delivered Convertible Promissory Notes (the “Notes”) in favor of each of Charmnew, Grieg and CD Financial. The Notes had a maturity date of the second anniversary after issuance and bore interest at the rate of 5% per annum payable semi-annually. Upon consummation of our September 2019 public offering, the principal amount of and all accrued but unpaid interest on the Notes held by Charmnew, Grieg and CD Financial converted, in accordance with their terms, into 1,022,568, 681,712 and 1,492,180 shares of our common stock, at a conversion price of $3.04, $3.04 and $3.39, respectively.

Acquisition of Func Food Group Oyj

Effective October 25, 2019, the Company completed a financial restructuring and acquisition of Func Food Group Oyj, a Finnish corporation (“Func Food”). Pursuant to a series of agreements entered into effective September 11, 2019 (the “Acquisition Agreements”) with the shareholders, bondholders and certain other lenders of Func Food, Func Food’s outstanding debt of approximately $55,000,000, certain of which was in default, was restructured and Celsius acquired all of the issued and outstanding capital stock of Func Food.

Func Food is a Finland based wellness company that markets and distributes beverages, protein bars, supplements and superfoods in Finland, Sweden, and Norway. Celsius has had a distribution arrangement with Func Food since 2016, when Func Food commenced distribution of Celsius products in Sweden (where they have become the best-selling fitness drink). Func Food subsequently expanded distribution of our products to Finland in 2016 and Norway in 2018. In addition to Celsius’ products, Func Food also distributes products under the brands FAST, FitFarm and CocoVi. The FAST, FitFarm and CocoVi brands and associated products are owned by Func Food. FAST products is a market leader in Finland and has begun distribution into the Swedish market. FitFarm and CocoVi are well-established brands of superfoods and other supplements in the Nordic countries.

Prior to closing of the acquisition, Func Food had the following outstanding debt:

●	Senior secured bonds (the “Outstanding Bonds”) in the principal amount of $33,181,649 plus accrued but unpaid interest and default interest;

●	Loans from Func Food’s principal shareholders, Sentica Buyout IV KY and Sentica Buyout IV Co-Investment Ky (collectively, “Sentica”) in the principal amount of $9,965,916 plus accrued but unpaid interest (the “Sentica Loans”);

●	A capital loan in the principal amount of $55,627, plus accrued but unpaid interest and a shareholder loan in the principal amount of $40,693, plus accrued but unpaid interest from Jutta Marketing Oy (the “Jutta Loans”);

●	A subordinated convertible loan in the principal amount of $338,078, plus accrued but unpaid interest from Joy Group Oy (the “Joy Loan”); and

●	A subordinated vendor loan of $1,680,000, plus accrued but unpaid interest from Magmax AB (the “Vendor Loan”).

Pursuant to the Acquisition Agreements, at closing the Outstanding Bonds were restructured into two new classes of bonds as follows:

●	“Reinstated Bonds” issued to the existing holders of the Outstanding Bonds, Sentica (in exchange for the Sentica Loans) and management, as described below. The Reinstated Bonds are in the original principal amount of $9,520,000 with an original issue discount of 5%, are due and payable on October 30, 2020, bear interest at the rate of 6%, payable semi-annually in arrears and are be secured by a first priority lien on substantially all of Func Food’s assets.

●	“Buyer Bonds” in the original principal amount of $33,181,649, which have the same terms and conditions as the Reinstated Bonds but which are subordinated to the Reinstated Bonds. The Buyer Bonds were acquired by Celsius from the holders of the Outstanding Bonds for $14,354,480. The purchase price of $672,000 paid at closing by Celsius for the Jutta Loans, Joy Loan and Vendor Loan as described below and $93,250 in cash will be paid at closing to members of Func Food management as part of a retention bonus, was deducted from the purchase price paid to the holders of the Outstanding Bonds for the Buyer Bonds. Celsius also has the option to convert up to $4,480,000 in trade receivables from Func Food into Buyer Bonds.

The Reinstated Bonds and the Buyer Bonds constitute direct, unconditional, unsubordinated and secured obligations of Func Food and are guaranteed by all of Func Food’s subsidiaries. Celsius may, in its own discretion choose to repay up to 50% of the principal amount of the Reinstated Bonds at maturity by way of newly-issued shares of its common stock, at price per share equal to the lower of (i) 110% of the 30 day volume weighted average closing price for our shares at closing; and (ii) €3.50.

The Reinstated Bonds may be redeemed in full (but not in part) at Func Food’s option at any time prior to maturity at a redemption premium of 103% of the principal amount. In addition, if (a) prior to maturity of the Reinstated Bonds, Func Food’s FAST business is sold; or (b) on or after January 1, 2020, Celsius consummates a subsequent equity capital raise, the net proceeds from such transactions, to the fullest extent possible, shall be applied to redemption of the Reinstated Bonds.

The Reinstated Bonds and the Buyer Bonds have customary affirmative and negative covenants applicable to Fund Food, including restrictions on distributions, pledging assets and incurring additional indebtedness, meeting quarterly liquidity and other financial compliance tests, providing periodic financial reports and requiring bondholder consent to amendments and waivers.

At closing of the acquisition, $932,960 of the Reinstated Bonds were allocated to Sentica in exchange for the Sentica Loans, $93,520 of the Reinstated Bonds were allocated to members of Func Food management as part of their retention bonus and the balance was allocated to the holders of the Outstanding Bonds.

At closing, Celsius acquired the Jutta Loans, Joy Loan and Vendor Loan for an aggregate of $672,000 and all of the issued and outstanding capital stock of Func Food from Sentica and the other shareholders for nominal consideration of $1.12. Celsius reimbursed other parties to the acquisition approximately $580,000 in legal and advisory fees.

Corporate History

We were incorporated in Nevada on April 26, 2005 under the name “Vector Ventures, Inc.” and originally engaged in mineral exploration. Such business was unsuccessful. On January 26, 2007, we acquired the Celsius® beverage business of Elite FX, Inc., a Florida corporation engaged in the development of “functional” beverages since 2004 in a reverse merger, and subsequently changed our name to Celsius Holdings, Inc. We currently have one Florida subsidiary, Celsius Netshipments, Inc., established in 2007, one Nevada subsidiary, Celsius, Inc., established in 2007, two Hong Kong corporate subsidiaries, Celsius Asia Holdings Limited and Celsius China Holdings Limited, established in 2018 and a Chinese corporate subsidiary, Celsius (Beijing) Beverage Co. Limited, also established in 2018.

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

Our original Celsius® product line is currently offered in nine flavors: orange, wild berry, cola, grape, kiwi-guava and watermelon (which are carbonated), and non-carbonated green tea raspberry/acai, green tea/peach mango green tea/grapefruit melon (introduced during 2019). Celsius® is packaged in a distinctive 12 ounce sleek can that uses vivid colors in abstract patterns to create a strong on-shelf impact. The cans are sold as singles or in four-packs. We have recently redesigned our packaging to provide a cleaner, crisper and more modern look. We also sell a powdered form of the active ingredients in our beverages in individual On-The-Go packets as well as multiple serving canisters. In addition to being sugar free, our original ready-to -drink product line is non-GMO, kosher and vegan certified and soy and gluten free.

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

During 2018, we also introduced the second line in our product portfolio, trainer’s grade Celsius Heat™. Celsius Heat™ is also a dietary supplement, that uses the same proprietary thermogenic MetaPlus® formula as Celsius®, which is proven to accelerate metabolism, boost energy and accelerate calorie and fat burn when combined with exercise. Celsius Heat™, which is packed with 2,000mg of L-citrulline and 300mg of caffeine, comes in eight carbonated flavors: Apple Jack’d, Orangesicle, Inferno Punch, Cherry Lime, Blueberry Pomegranate, Strawberry Dragonfruit, Tangerine Grapefruit and Jackfruit.

In August 2019, we announced a further expansion to our product line in an innovative branched-chain amino acids (BCAA) functional beverage that fuels muscle recovery. The BCAA product line was initially launched in the fitness channel.

We target a niche in the functional beverage segment of the beverage industry consisting of consumers seeking calorie-burning beverages to help them manage their weight and enhance their exercise regimen. Our target consumers are generally individuals that exercise two to five times a week and are concerned about their health.

As a result of completion of the acquisition of Func Food in October 2019, we acquired the beverages, protein bars, supplements and superfoods marketed and distributed in Finland, Sweden, and Norway. These products are distributed under the FAST, FitFarm and CocoVi brands and which are owned by Func Food. FAST products is a market leader in Finland and has begun distribution into the Swedish market. FitFarm and CocoVi are well-established brands of superfoods and other supplements in the Nordic countries.

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

Func Food similarly has its FAST and other products manufactured by independent third parties in the Nordic countries.

Distribution

Domestic

In the United States and elsewhere in North America, Celsius® is sold across many retail segments. They include supermarkets, convenience stores, drug stores, nutritional stores, and mass merchants. We also sell to health clubs, spas, gyms, the military, and e-commerce websites.

We distribute our products domestically through a hybrid of direct-store delivery (DSD) distributors and as well as sales direct to retailers (DTR).

International

We distribute our products in various foreign regions through regional and country-specific distribution partners. In October 2019, we acquired Func Food, our Nordic distribution partner, who markets both our products as well as other products under its own brands. Celsius intends to use Func Food as a platform to expand product distribution elsewhere in Europe.

Beginning in 2018, we focused a significant part of our marketing efforts on expanding our global reach into the Asian market, which is one of the most dynamic and fastest-growing, making it an important target in our pursuit of global growth. Having a diverse, established and expanding product line, we increased our investment in this key market with the launch and expansion of two important relationships and the formation of an experienced, focused regional team. In September 2018, we entered China with our partner, Qifeng Food Technology (Beijing) Co., Ltd. (“Qifeng”). We began both local production and initial distribution of the Celsius® brand. The initial distribution covered select channels across three Tier-1 cities - Beijing, Guangzhou and Shenzhen, as well as in over 30 other cities across 14 provinces. Consumer response was overwhelmingly positive and signals that our plan for broader product distribution in China is in-line with market opportunities. At the same time, we are also accelerated our distribution in Hong Kong through our partnership with A.S. Watson Industries. We believe that the foundation of our business in Asia is with strong, capable partners, and we are committed to building on our success to further grow our brand and increase placements of our products.

Effective January 1, 2019, we restructured our China distribution efforts by entering into a license and repayment of investment agreement with Qifeng, thereby creating a risk-mitigated method of capturing market share in China. Under the agreement, Qifeng was granted the exclusive license rights to manufacture, market and commercialize Celsius® brand products in China. Qifeng will pay a fixed royalty fee of $6.9 million for the five years of the term of the agreement, transitioning to a volume-based royalty fee, thereafter. In addition, Qifeng Food will repay all capital Celsius has invested into the China market through 2018, over the same five-year period.

The first installment of the note from Qifeng was due on March 31, 2020. We were recently requested by Qifeng to provide a three-month extension of the due date for the first installment until June 30, 2019, due to the impact of the health crisis in China. In consideration of the extension, a guarantee was obtained for the full amount of the first-installment and the installment was collateralized by a pledge of 570,412 of our common shares held. Accordingly, Celsius granted the extension and as a result, payment in full of the first installment is expected to be made on or before paid on June 30, 2020.

In October 2019, we acquired Func Food, which distributed Celsius products (as well as its own branded products) in the Nordic countries. Celsius intends to use Func Food as a platform to expand product distribution elsewhere in Europe.

Seasonality of Sales

As is typical in the beverage industry, sales of our beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets.

Competition

We believe that our Celsius® brand products are one of the few calorie-burning fitness beverages whose effectiveness is supported by clinical studies, which gives us a unique position in the beverage market. However, our products do compete broadly with all categories of consumer beverages. The beverage market is highly competitive, and includes international, national, regional and local producers and distributors, most of whom have greater financial, management and other resources than us. Our direct competitors in the functional beverage market include, but are not limited to The Coca-Cola Company, Dr. Pepper Snapple Group, PepsiCo, Inc., Nestlé, Waters North America, Inc., Hansen Natural Corp., Monster Energy, and Red Bull.

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

As a result of the acquisition of Func Food in October 2019, we have acquired additional brands and tradenames.

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

The marketing and sale of our products internationally is similarly subject to compliance with applicable laws, rules and regulations in those foreign countries where our products are sold.

Employees

As of the date of this Report, the Company employs 120 people, including its executive officers.

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

Although the Company generated net income available to common shareholder of $9,971,260, for the year ended December 31, 2019, there has been a history of losses, including net losses available to common shareholders of $11,419,781 for the year ended December 31, 2018. Our future operating results will depend on many factors, both in and out of our control, including the ability to increase and sustain demand for and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and key employees. Accordingly, there can be no assurance that we can attain consistent profitability.

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

Our results of operations could be adversely affected by natural catastrophes or public health crises, in the locations in which we, our distributors or our suppliers operate.

A natural disaster could disrupt our operations, or our distributors’ or suppliers’ operations and delivery of products and could adversely affect our results of operations and financial condition. In addition, our international operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, since December 2019, an outbreak of a new strain of coronavirus in Wuhan, China and elsewhere (including Europe) has resulted in travel disruption and has affected certain companies’ operations. At this point, the extent to which the coronavirus may impact our results is uncertain. However, since we operate on a fixed royalty basis in China we do not currently expect the coronavirus to have a material adverse effect on results of operations and financial condition.

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

The production, marketing and sale of our beverage products are subject to the rules and regulations of various federal, state and local health agencies. The marketing and sale of our products internationally is similarly subject to compliance with applicable laws, rules and regulations in those foreign countries where our products are sold. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our business, financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have an adverse effect on our business, financial condition and results of operations.

Risks related to our recent acquisition of Func Food may adversely affect our business, financial condition and results of operations.

Any acquisition, including the recently completed acquisition of Func Food, involves potential risks, including, among other things:

●	The validity of our assumptions about sales, revenues, operating expenses and costs;

●	Our ability to successfully integrate the acquisition; and

●	The assumption of unknown liabilities, losses or costs for which we are not indemnified or, where coverage is excluded or limited under the warranty and indemnity insurance policy.

If any of these risks were to materialize, the benefits of the Func Food acquisition may not be fully realized, if at all, and our business, financial condition and results of operations could be negatively impacted.

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

Item 2. Properties.

At present, we do not own any real property. We currently lease our principal executive offices located at 2424 N Federal Highway, Boca Raton, Florida 33431. Our premises are leased for a monthly cost of $12,826. The current lease expires on October 2020. The Company has no warehouses or other facilities as we store our product at third party contract warehouse facilities.

We also now have leased premises in Europe which have an aggregate monthly cost of approximately $9,500. These leases have different periods and extend until January 2022.

Item 3. Legal Proceedings.

As previously reported, on December 18, 2018, Rockstar, Inc. (“Rockstar”) filed suit against Celsius in federal district court in the District of Nevada. Rockstar’s complaint alleged three claims for relief: (a) false advertising in violation of 15 USC §1125(a); (b) violation of the Nevada Deceptive Trade Practice Act; and (c) Nevada common law unfair competition. On January 16, 2020 the parties entered into a non-monetary settlement of this litigation.

On April 8, 2019, Daniel Prescod filed suit against Celsius in the Superior Court for the State of California, County of Los Angeles (the “Prescod Litigation”). Daniel Prescod asserts that the Company’s use of citric acid in its products while simultaneously claiming “no preservatives” violates California Consumer Legal Remedies Act, California Business and Professions Code Section 17200, et seq., and California Business and Professions Code Section 17500, et seq., because citric acid acts as a preservative. The Company does not use citric acid as a preservative in its products, but rather as a flavoring, and therefore it believes that its “no preservatives” claim is fair and not deceptive. The Company intends to contest the claims vigorously. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time.

On January 24, 2020, Evlution Nutrition, LLC filed suit against Celsius in federal court for the Southern District of Florida, for trademark infringement (the “Evlution Litigation”). Evlution asserts that Celsius’ BCAA dietary supplement product’s use of BCAA + ENERGY infringes upon Evlution’s registered trademarks. The Company believes that Evlution’s trademarks are invalid, merely descriptive, and unenforceable and Celsius has filed a cancellation proceeding regarding those trademarks with the Trademark Trial and Appeal Board of the United States Patent and Trademark Office. The Company intends to defend against Evlution’s claims vigorously. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since May 24, 2018, our common stock has been listed on the Nasdaq Capital Market under the symbol “CELH.”

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	6,528,378 shares	(1)	$3.58	399,572	(1)

Equity Compensation plans not approved by security holders	0 shares		n/a	0 shares

Total	6,528,378 shares	(1)	3.58	399,572	(1)

(1)	Represents shares of common stock reserved for issuance under our Amended 2006 Incentive Stock Plan and 2015 Incentive Stock Plan.

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

Results of Operations

Results of operations for the year ended December 31, 2019, include the operations for Func Food as of the date of acquisition on October 25, 2019.

Year ended December 31, 2019 compared to year ended December 31, 2018

Revenue

For the year ended December 31, 2019, revenue was approximately $75.1 million, an increase of $22.5 million or 43% from $52.6 million for the year ended December 31, 2018. This revenue growth in 2019 was mainly associated with the results of the North American region which delivered an increase of $20.8 million over last year or 53% increase from 2018. The European region provided $14.5 million, an increase of $5.2 million or 56% from $9.3 million for the year ended December 31, 2018. Asian revenues for the year ended December 31, 2019 reflect the change in our China business model from a distribution model to a royalty and license fee arrangement, effective January 1, 2019. Accordingly, Asian revenue for 2019 related to product sales was $492,000 and Asian revenue for 2019 related to royalties contributed an additional $349,000. Revenues from all other regions in 2019 was $191,000 a 4% increase from $183,000 in 2018. The total increase in revenues from the 2018 period to the 2019 period was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the years ended December 31, 2019 and December 31, 2018:

	Year Ending December 31,
Revenue Source	2019	2018	Change (%)

Total Revenue	$75,146,546	$52,603,986	43%

North American Revenue	$59,659,320	$38,905,235	53%

European Revenue	$14,455,634	$9,239,312	56%

Asian Revenue	$840,648	$4,276,155	-80%

Other Revenue	$190,944	$183,284	4%

Gross profit

For the year ended December 31, 2019, gross profit increased by approximately $10.2 million or 49% to $31.3 million from $21.1 million for the year ended December 31, 2018. Gross profit margins totaled 42% and 40% in the years ended December 31, 2019 and December 31, 2018, respectively. The increase in gross margin profitability is mainly related to reductions in product repackaging costs, freight costs and favorable impact of the consolidation of the European business as a result of the acquisition of Func Food. The increase in gross profit dollars from 2018 to 2019 is primarily attributable to the increases in revenue.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2019, were approximately $21.1 million, a decrease of approximately $100,000 or .5% from $21.2 million for the year ended December 31, 2018. The decrease is due primarily to the change in our China business model from a distribution model to a royalty and licensing framework effective January 1, 2019, which no longer requires direct marketing investments by Celsius. Excluding the impact of the reduction in sales and marketing expenses related to the China investment which amounted to $7.2 million for the year ended December 31, 2019, our investment in marketing initiatives increased by $1.3 million or 20% from 2018. These figures now include the marketing investments that are performed in our European business as of October 25, 2019. Moreover, our support to distributors and investments in trade activities were $2.3 million higher for the year ended December 31, 2019 than for the same period last year, to support our expanded distribution network. Additionally, investments related to sales and marketing personnel costs which now include the European business as of the date of the acquisition, were $1.7 million higher for the year ended December 31, 2019 than for the same period last year. Furthermore, broker commissions and storage & distribution costs were $1.8 million higher in 2019, as compared to 2018, reflecting the increase in our business volume and the integration of Func Food’s European operations following completion of the acquisition.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2019 were approximately $11.6 million, an increase of $1.1 million, or 11%, from $10.5 million for the year ended December 31, 2018. However, the prior year figures included $1.0 million pertaining to a legal settlement with a former distributor. Therefore, the increase in general and administrative expenses excluding this prior year impact amounts to $2.1 million. This increase was primarily due to higher stock-based compensation of $540,000 and $580,000 of acquisition related costs. Additionally, there were incremental expenses of $452,000 pertaining to employee costs, $250,000 pertaining to higher professional services, $150,000 of depreciation & amortization and $130,000 pertaining to other administrative costs, as these expenses also included the impact of the integration of Func Food’s European operations after the acquisition.

Other Income/(expense)

Total other income increased by approximately $11.9 million for year ended December 31, 2019 to $11.4 million from a loss of $565,000 for the year ended December 31, 2018, primarily as a result of the recognition of a gain pertaining to the restructuring agreement entered into with our Chinese distributor effective January 1, 2019, which, in addition to changing our business model from a distribution to a license and royalty arrangement, provided for the repayment of the investment the Company made in the China market during 2017 and 2018 over a five-year period, on an unsecured, interest-bearing basis. This has been recorded as a corresponding note receivable from our Chinese distributor on our balance sheet at December 31, 2019.

Net Income/Loss

As a result of all the above, for the year ended December 31, 2019, net income to common shareholders was approximately $10.0 million, or $0.16 per basic share based on a weighted average of 60,761,995 shares outstanding and after adding back interest expense on convertible notes of $348,493 and amortization of discount on notes payable of $239,570, a dilutive net income available to common shareholders of $10.6 million or $0.16 per share, based on a weighted average of 64,183,399 shares outstanding which includes the dilutive impact of the stock options of 1,153,231 shares and the dilutive effect of the convertible notes of 2,268,173 shares. In comparison, for the year ended December 30, 2018 we had net loss of approximately $11.2 million, and after giving effect to preferred stock dividends of approximately $213,133, a net loss available to common shareholders of $11.4 million or a loss of $0.23 per basic and diluted shares, based on a weighted average of 50,050,696 shares outstanding.

Liquidity and Capital Resources

As of December 31, 2019, and December 31, 2018, we had cash of approximately $23.1 million and $7.7 million, respectively and working capital of approximately $24.8 million and $19.6 million, respectively. Cash provided by operations during the year ended December 31, 2019, totaled approximately $1.0 million reflecting the net adjusted economic profitability from operations of $3.7 million and an increase in accounts payable of $2.6 million which was partially offset by increases in accounts receivable, inventories, pre-paid expenses as well as decrease in other liabilities for a total use of cash in these areas of $5.3 million. Cash used in operations for the year ended December 31, 2018 was $11.6 million mainly related to increases in inventories on hand, pre-paid expenses, investments in sales and marketing programs as well as human resources initiatives.

In addition to cash flow from operations, our primary sources of working capital in recent years have been private placements of our securities and our credit facilities with CD Financial, LLC (“CD Financial”), an affiliate of Carl DeSantis, a principal shareholder of the Company, as well as Charmnew Limited (“Charmnew”) and Grieg International Limited (“Grieg”).

On September 16, 2019, the Company consummated a public offering of an aggregate of 7,986,110 shares, of its common stock at a public offering price of $3.60, which included the exercise in full by the underwriters of their option to purchase an additional 1,041,666 Shares. B. Riley FBR, Inc. acted as lead underwriter for the offering. The Company received net proceeds from the offering of approximately $26.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds of the offering to fund the cash needed to consummate the acquisition of Func Food and related fees, costs and expenses. The remaining net proceeds of the offering are being used for general corporate purposes, including funding marketing initiatives and expanding European distribution of Celsius products.

Celsius had entered into Convertible Loan Agreements (with Charmnew and Grieg on December 12, 2018, and with CD Financial, on December 14, 2018, providing for aggregate loans to the Company in principal amounts of $3,000,000, $2,000,000 and $5,000,000, respectively. In connection with the Loan Agreements, the Company executed and delivered Convertible Promissory Notes (the “Notes”) in favor of each of Charmnew, Grieg and CD Financial. The Notes had a maturity date of the second anniversary after issuance and bore interest at the rate of 5% per annum payable semi-annually. Upon consummation of our September 2019 public offering, the principal amount of and all accrued but unpaid interest on the Notes held by Charmnew, Grieg and CD Financial converted, in accordance with their terms, into 1,022,568, 681,712 and 1,492,180 shares of our common stock, at a conversion price of $3.04, $3.04 and $3.39, respectively.

Our current cash position and operating plan for the next twelve (12) months indicates a sufficient financial condition and we do not contemplate obtaining additional financing. However, if our sales volumes do not meet our projections, expenses exceed our expectations, or our plans change, we may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, we may be required to adjust our business plan, by reducing marketing and other expenses or seek additional financing. There can be no assurance that such financing, if required, will be available on commercially reasonable terms if at all.

Off Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data listed in “Item 15 Financials Statements and Exhibits” are attached to this Report.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

Our President and Chief Executive Officer as well as our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective in that (a) we maintain records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) our records provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (c) our records provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has excluded the acquired business from management’s report on internal control over financial reporting.

Based on the evaluation conducted under the above-referenced framework, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth the name of each of our directors and executive officers and their positions with Celsius:

Name	Age	Position with the Company

John Fieldly	40	Chief Executive Officer and Director

Edwin Negron-Carballo	58	Chief Financial Officer

Nicholas Castaldo	68	Director

Regan Ebert	54	Director

Hal Kravitz	62	Director

Kevin Harrington	63	Director

Tony Lau	28	Director

Thomas E. Lynch	72	Director

William H. Milmoe	71	Director

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

Nicholas Castaldo Mr. Castaldo joined the Board in March 2013. His career spans over 30 years in consumer businesses in the food and beverage industry with executive positions in public and private companies, multi-nationals and start-ups. He is an Equity Partner and Advisory Board member of Lime Fresh Mexican Grill, a fast-casual Mexican restaurant chain and served as the company’s CMO for 2 years. Mr. Castaldo was an Equity Partner and member of the founding management team of Anthony’s Coal Fired Pizza, a casual dining restaurant chain, and served as President, Senior Vice-President/Chief Marketing Officer, and Board Member for 12 years. He served for 8 years as President of Pollo Tropical, a Miami-based fast casual restaurant chain. He has held senior Marketing positions at Denny’s, CitiCorp Savings and Burger King. He is an Adjunct Professor at the H. Wayne Huizenga College of Business and Entrepreneurship at Nova Southeastern University teaching courses in Marketing and Entrepreneurship and earned a MBA from Harvard University.

Regan Ebert became a director of Celsius in May 2019. From 2012 to 2019, Ms. Ebert has served as Senior Vice President of Marketing for Dr Pepper Snapple Group. Prior to joining Dr Pepper Snapple Group, Ms. Ebert spent 10 years with PepsiCo working in both their Frito-Lay and Quaker Foods divisions and spent 5 years at General Mills working in several divisions including snacks, cereals and desserts. Ms. Ebert brings expertise in brand marketing, media and advertising, and innovation strategy and commercialization expertise making her a valuable member of the board of directors.

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

Hal Kravitz became a director of Celsius in April 2016. Since November of 2019, Mr Kravitz has served as President, Certified Management Group, a division of Advantage Solutions. From 2014 to 2018, Mr. Kravitz served as Chief Executive Officer of AQUAhydrate, Inc., a company engaged in the manufacture, distribution and marketing of bottled water. In 2013, Mr. Kravitz helped form InterContinental Beverage Capital, a New York-based merchant bank focused on investments in the beverage industry. For over thirty (30) years prior thereto, Mr. Kravitz served as an executive officer and in other management positions in various units of the Coca-Cola system. We believe that Mr. Kravitz’s extensive experience in the beverage industry makes him a valuable member of the board of directors.

Tony Lau joined our board of directors in April 2019. Mr. Lau is an investor and director of consumer and retail investments at Horizons Ventures, Limited (“Horizons Ventures”), a Hong Kong based private investment fund, with whom he has been affiliated since 2014. Mr. Lau also manages China businesses and expansion for Horizons portfolio companies. Prior to Horizons, Mr. Lau was an investment banker with Goldman Sachs, specializing in technology, media and telecommunications investment. Mr. Lau currently serves on the board of directors of ChromaDex Corp. (Nasdaq: CDXC), a patented and proprietary ingredient technologies company. Mr. Lau earned a B.A. in Economics and Finance from Peking University and is currently pursuing the Business Scholars Program (DBA) degree at the Cheung Kong Graduate School of Business (CKGSB). The Company believes Mr. Lau is qualified to serve on the board of directors due to his extensive and unique business background.

Thomas E. Lynch became a director of the Company in November 2009. For over forty-five (45) years, he served as President of the Plastridge Insurance Agency, Inc., a multi-office insurance agency based in Delray Beach, Florida. He is currently the Chairman of the Board. The agency traces it origins back to 1919. Mr. Lynch has served on many different boards throughout the State of Florida and has also served as an elected official on several governmental boards. He is currently the Mayor of the Village of Golf, Florida.

William H. Milmoe has served as a director of Celsius since August 2008. Since June 2000, Mr. Milmoe has served as President of CDS International Holdings, Inc., a privately-held holding company based in Boca Raton, Florida, which oversees the business investments and holdings of Carl De Santis, one of our principal shareholders. William is a CPA and prior to joining CDS consulted on various business and tax matters along with five years of service with PricewaterhouseCoopers.

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

In addition, we believe each of Messrs. Lynch, Kravitz, and Milmoe qualifies an “audit committee financial expert” as the term is defined by the applicable rules and regulations of the SEC and the Nasdaq Stock Market listing standards, based on their respective business professional experience in the financial and accounting fields. At the time of the listing of our common stock for trading on the Nasdaq Stock Market, we are required to certify to the Nasdaq Stock Market, that our audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

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

Further, the nominating and corporate governance committee, to the extent it deems necessary or appropriate, among its several other responsibilities shall:

●	recommend to the board of directors and for approval by a majority of independent directors for election by shareholders or appointment by the board of directors as the case may be, pursuant to our bylaws and consistent with the board of director’s evidence for selecting new directors;

●	review the suitability for continued service as a director of each member of the board of directors when his or her term expires or when he or she has a significant change in status;

●	review annually the composition of the board of directors and to review periodically the size of the board of directors;

●	make recommendations on the frequency and structure of board of directors’ meetings or any other aspect of procedures of the board of directors;

●	make recommendations regarding the chairmanship and composition of standing committees and monitor their functions;

●	review annually committee assignments and chairmanships;

●	recommend the establishment of special committees as may be necessary or desirable from time to time; and

●	develop and review periodically corporate governance procedures and consider any other corporate governance issue.

Messrs. Milmoe and Lau are the co-chairmen of our nominating and corporate governance committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, based on our review of such reports, during the year ended December 31, 2019 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid to our Chief Executive Officer and Chief Financial Officer, who are our two executive officers, during the years ended December 31, 2019, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)		Other ($)	Total ($)

John Fieldly, CEO(1)	2019	422,300	234,377	400,000	(3)	5,889	662,566
	2018	410,000	223,450	450,000	(4)	8,668	642,118
	2017	375,000	214,688	200,000		—	589,688

Edwin Negron-Carballo, CFO(2)	2019	206,000	67,980	350,000	(5)	508	274,488
	2018	92,308	33,825	150,000	(6)	658	126,791
	2017	—	—	—		—	—

(1)	Mr. Fieldly was appointed Chief Executive Officer on April 16, 2018. Mr. Fieldly joined Celsius in January 2012 as its Chief Financial Officer and from March 2017 to March 2018 served as Interim Chief Executive Officer and Chief Financial Officer.

(2)	Mr. Negron-Carballo joined the Company on July 18, 2018 as Chief Financial Officer.

(3)	Represents stock options granted under our 2015 Incentive Stock Plan to purchase 150,000 and 150,000 shares of common stock at an exercise price of $3.72 and $3.23 per share. The options vest in three annual installments commencing one year from the date of grant, subject to continued employment and expire ten (10) years from the date of grant. In addition, a 100,000-share restricted stock award was granted to Mr. Fieldly subject to a vesting schedule where 40,000 shares are immediately vested and 60,000 shares vest in the sole discretion by the Board of Directors upon their determination on October 23, 2020, that Func Food’s operations have been successfully integrated into the Company.

(4)	Represents stock options granted under our 2015 Incentive Stock Plan to purchase 150,000 and 300,000 shares of common stock at an exercise price of $5.80 and $4.48 per share. The options vest in three annual installments commencing one year from the date of grant, subject to continued employment and expire ten (10) years from the date of grant.

(5)	Represents stock options granted under our 2015 Incentive Stock Plan to purchase 150,000 and 150,000 shares of common stock at an exercise price of $3.72 and $3.23 per share. The options vest in three annual installments commencing one year from the date of grant, subject to continued employment and expire ten (10) years from the date of grant. In addition, a 50,000 share restricted stock award was granted to Mr. Negron-Carballo subject to a vesting schedule where 20,000 shares are immediately vested and 30,000 shares vest in the sole discretion by the Board of Directors upon their determination on October 23, 2020, that Func Food’s operations have been successfully integrated into the Company.

(6)	Represents stock options granted under our 2015 Incentive Stock Plan to purchase 150,000 shares of common stock at an exercise price of $4.60 per share. The options vest in three annual installments commencing one year from the date of grant, subject to continued employment and expire ten (10) years from the date of grant.

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

Compensation of Directors Table

The following table summarizes all compensation paid to our directors for the fiscal year ended December 31, 2019.

	Fees
	Earned			Non-Qualified
	or		Non-Equity	Deferred	All
	Paid in	Option/Equity	Plan	Compensation	Other
	Cash	Awards	Compensation	Earnings	Compensation	Total
Name	($)	(#)(1)	($)	($)	($)	($)

Nicholas Castaldo	12,000	110,000	—	—	—	12,000

Kevin Harrington	12,000	110,000	—	—	—	12,000

Hal Kravitz	12,000	110,000	—	—	—	12,000

Regan Ebert	9,000	105,000	—	—	—	9,000

Tony Lau	—	110,000	—	—	—	—

John Fieldly	—	—	—	—	—	—

Thomas E. Lynch	12,000	110,000	—	—	—	12,000

William H. Milmoe	12,000	110,000	—	—	—	12,000

(1)	Represents options to purchase 55,000 and 55,000 shares of common stock at an exercise price of $3.73 and $3.23 per share granted under our 2015 Incentive Stock Plan in February 2019. In addition, Regan Ebert received options to purchase 50,000 and 55,000 shares of common stock at an exercise price of $4.42 and $3.23 per share granted under our 2015 Incentive Stock Plan in June 2019.

Narrative Disclosure to the Director Compensation Table

Our non-employee directors will be compensated with options to purchase common stock or awards of common stock as determined by the compensation committee. Non-employee directors are also reimbursed for out-of-pocket costs incurred in connection with attending meetings.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock outstanding to the named executive officers at December 31, 2019.

	Number of securities underlying unexercised Options (#)(1)		Number of securities underlying unexercised unearned options	Weighted average option exercise price	Option expiration
Name	Exercisable	Un-exercisable	(#)(1)	($)(1)	date

John Fieldly CEO	673,333	560,000	560,000	2.54	Various

Edwin Negron-Carballo CFO	100,000	380,000	380,000	3.79	Various

(1)	Represents grants of stock options under our Amended 2006 Incentive Stock Plan and 2015 Incentive Stock Plan.

Amended 2006 Incentive Stock Plan

In January 2007, we adopted our 2006 Incentive Stock Plan, which was amended in July 2009. The Amended 2006 Incentive Stock Plan provided for equity incentives to be granted to our employees, officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Amended 2006 Incentive Stock Plan, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The Amended 2006 Incentive Stock Plan is administered by the compensation committee of the board of directors. Options to purchase 752,794 shares of common stock are outstanding under the 2006 Amended 2006 Incentive Stock Plan as of the date of this Report. The Amended 2006 Incentive Stock Plan (but not awards thereunder) expired in January 2019.

2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan, adopted in April 2015, provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2015 Incentive Stock Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2015 Incentive Stock Plan is administered by the compensation committee of the board of directors. There are 6,175,156 shares of our common stock are currently reserved for issuance pursuant to the exercise of awards under the 2015 Incentive Stock Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the 2015 Incentive Stock Plan is equal to 15% of our then issued and outstanding common stock. Stock option and awards to purchase an aggregate of 5,775,584 shares of our common stock are outstanding under the 2015 Incentive Stock Plan as of the date of this Report.

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

Names and addresses of beneficial owners	Number of Shares of common stock(1)		Percentage of class (%)

John Fieldly	1,063,334	(1)	1.5

Edwin Negron	140,000	(2)	*

Nicholas Castaldo	310,645	(3)	*

Regan Ebert	16,667	(4)	*

Tony Lau	101,667	(5)	*

Hal Kravitz	201,667	(6)	*

Kevin Harrington	317,475	(7)	*

Thomas E. Lynch	332,709	(8)	*

William H. Milmoe	23,662,517	(9)	33.5

all officers and directors as a group (nine (9) persons)	26,146,681	(10)	37.0

Other 5% or greater shareholders:

Carl DeSantis	23,388,990	(11)	33.1
3161 Jasmine Drive Delray Beach, Florida 33483

Li Ka Shing	9,066,014	(12)	12.8
7/F Cheung Kong Center 2 Queen’s Road Central Hong Kong

Solina Chau Hoi Shuen House 4 2 Island Road, Hong Kong.	6,279,964	(13)	8.9

Kimora Lee Simmons 512 Seventh Avenue, 43rd Floor New York, NY 10018	3,972,659	(14)	5.6

*	Less than 1%

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

(1)	Includes (a) 706,668 shares of our common stock that are issuable upon exercise of stock options and restricted stock rights and (b) 356,666 shares of common stock held of record by Mr. Fieldly.

(2)	Represents (a) 120,000 shares of common stock issuable upon the exercise of stock options and (b) 20,000 shares of common stock held of record by Mr. Negron.

(3)	Represents (a) 141,667 shares of common stock issuable upon the exercise of stock options and (b) 168,978 shares of common stock held of record by Mr. Castaldo.

(4)	Represents shares of common stock issuable upon the exercise of stock options.

(5)	Represents shares of common stock issuable upon the exercise of stock options.

(6)	Represents shares of common stock issuable upon the exercise of stock options.

(7)	Represents (a) 181,667 shares of common stock issuable upon the exercise of stock options and (b) 135,808 shares of common stock held of record by Mr. Harrington.

(8)	Represents (a) 183,625 shares of common stock issuable upon the exercise of stock options and (b) 149,084 shares of common stock held of record by Mr. Lynch.

(9)	Represents (a) 169,902 shares of common stock held of record by Mr. Milmoe; (b) 103,625 shares of common stock issuable upon exercise of stock options; (c) 14,360,311 shares of common stock held of record by CDS Ventures, LLC (“CDS Ventures”); (d) 9,028,679 shares of common stock held of record by CD Financial. Mr. Milmoe and Carl DeSantis share voting power with respect to shares of common stock beneficially owned by CDS Ventures and CD Financial. Mr. Milmoe does not have dispositive power with respect to such shares.

(10)	Includes (a) the shares of common stock issuable upon the exercise of stock options and the owned and held of record by CD Financial and CDS Ventures, LLC beneficially owned by Mr. Milmoe as set forth in footnote (9) above; and (b) the shares of common stock issuable upon the exercise of stock options and the shares owned and held of record by the Company’s other officers and directors as set forth in footnotes (1) – (8) above.

(11)	Represents (a) 14,360,311 shares of common stock held of record by CDS Ventures and (b) 9,028,679 shares of common stock held of record by CD Financial. Voting power of shares of common stock beneficially owned by CDS Ventures and CD Financial is shared by Mr. DeSantis and William H. Milmoe. Mr. De Santis has sole dispositive power with respect to such shares.

(12)	Represents 9,066,014 shares of common stock held of record by Charmnew Limited

(13)	Represents 6,279,964 shares of common stock held of record by Grieg International Limited and Oscar Time Limited, over which shares Ms. Chau has voting and dispositive power.

(14)	Represents shares of common stock held of record.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	6,528,378 shares	(1)	$3.58	399,572	(1)

Equity Compensation plans not approved by security holders	0 shares		n/a	0 shares

Total	6,528,378 shares	(1)	3.58	399,572	(1)

(1)	Represents shares of common stock reserved for issuance under our Amended 2006 Incentive Stock Plan and our 2015 Incentive Stock Plan.

Item 13. Certain Relationships and Related Transactions.

Lease of Executive Offices

The Company’s executive offices located at 2424 N Federal Highway, Boca Raton, Florida 33431 are leased from a company affiliated with CD Financial. The lease expires in October 2020 and provides for monthly rent of $12,826. We believe that the monthly rent is commensurate with other properties available in the market.

Loans with Affiliates

Celsius entered into Convertible Loan Agreements (the “Loan Agreements”) with Charmnew and Grieg on December 12, 2018, and with CD Financial, on December 14, 2018, providing for aggregate loans to the Company in principal amounts of $3,000,000, $2,000,000 and $5,000,000, respectively. In connection with the Loan Agreements, the Company executed and delivered Convertible Promissory Notes (the “Notes”) in favor of each of Charmnew, Grieg and CD Financial. The Notes had a maturity date of the second anniversary after issuance and bore interest at the rate of 5% per annum payable semi-annually. Upon consummation of our September 2019 public offering, the principal amount of and all accrued but unpaid interest on the Notes held by Charmnew, Grieg and CD Financial converted, in accordance with their terms, into 1,022,705, 681,803 and 1,492,385 shares of our common stock, at a conversion price of $3.04, $3.04 and $3.39, respectively.

Approval of Related Party Transactions

All related party transactions are subject to the review, approval or ratification of our board of directors or an appropriate committee thereof.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the audit, tax and Sarbanes-Oxley compliance fees billed to us for professional services rendered for the years ended December 31, 2019 and 2018, respectively.

	Year ended December 31,
	2019	2018

Audit fees(1)	$179,100	$119,500
Tax fees(2)	$8,750	$8,750
All other fees(3)	$70,462	$52,120

(1)-Audit fees consist of billings for the audit of the Company’s consolidated financial statements by Assurance Dimensions including the Company’s Registration Statement on Form 10, our Annual Reports on Form 10-K and reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q and Sarbanes-Oxley compliance in 2019.

(2)-Tax fees related to paid to our tax professionals regarding tax processes and the filing of our tax returns.

(3)-All other Fees, mainly pertain to Sarbanes-Oxley related work, performed by a specialized external audit firm in 2019. The 2019 figures include audit and all related accounting services pertaining to our European business as of the date of the acquisition. The 2019 figures reflect the impact of the European business integration as of the date of the acquisition.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended*

3.2	Bylaws, as amended*

10.1	Loan and Security Agreement with CD Financial, LLC, as amended*

10.2	Investors’ Rights Agreement dated April 20, 2015*

10.3	Amended 2006 Incentive Stock Plan*+

10.4	2015 Incentive Stock Plan*+

10.5	Code of Ethics*

10.6	Audit Committee Charter*

10.7	Compensation Committee Charter*

10.8	Nominating and Corporate Governance Committee Charter*

10.9	Employment Agreement effective January 1, 2016 with John Fieldly*+

10.10	Common Stock Purchase Agreement dated April 20, 2015*

10.11	Employment Agreement effective January 1, 2017 between the Company and John Fieldly+**

10.12	Addendum to Employment Agreement effective March 1, 2017 between the Company and John Fieldly+**

10.13	Employment Agreement dated April 16, 2018 between the Company and John Fieldly+***

10.14	Convertible Loan Agreement between the Company and Charmnew Limited dated December 12, 2019****

10.15	Convertible Loan Agreement between the Company and Grieg International Limited dated December 12, 2019****

10.16	Amended and Restated Convertible Loan Agreement between the Company and CD Financial, LLC dated December 14, 2018****

10.17	Convertible Promissory Note in favor of Charmew Limited dated December 12, 2018****

10.18	Convertible Promissory Note in favor of Grieg International Limited dated December 12, 2018****

10.19	Master Transfer Agreement dated effective September 11, 2019*****

21.1	Subsidiaries of Registrant******

23.1	Consent of Independent Registered Public Accounting Firm******

31.1	Section 302 Certification by Chief Executive Officer******

31.2	Section 302 Certification by Chief Financial Officer******

32.1	Section 906 Certification by Chief Executive Officer******

32.2	Section 906 Certification by Chief Financial Officer******

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

*****Filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 11, 2019 and incorporated herein by reference.

******Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2020	CELSIUS HOLDINGS, INC.

	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal executive officer)

By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (Principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ John Fieldly	President, Chief Executive Officer and Director	March 12, 2020
John Fieldly	(Principal executive officer)

	Chief Financial Officer	March 12, 2020
/s/ Edwin F. Negron-Carballo	(Principal financial and accounting officer)
Edwin F. Negron-Carballo

/s/ Kevin Harrington	Director	March 12, 2020
Kevin Harrington

/s/ Hal Kravitz	Director	March 12, 2020
Hal Kravitz

/s/ Tony Lau	Director	March 12, 2020
Tony Lau

/s/ Thomas E. Lynch	Director	March 12, 2020
Thomas E. Lynch

/s/ William H. Milmoe	Director	March 12, 2020
William H. Milmoe

/s/ Regan Ebert	Director	March 12, 2020
Regan Ebert

/s/ Nicholas Castaldo	Director	March 12, 2020
Nicholas Castaldo

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Celsius Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Celsius Holdings, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Coconut Creek, Florida
March 12, 2020

Celsius Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS

Current assets:
Cash	$23,090,682	$7,743,181
Accounts receivable-net (note 2)	7,774,618	12,980,396
Note receivable-current (note 6)	1,181,116	-
Inventories-net (note 4)	15,292,349	11,482,701
Prepaid expenses and other current assets (note 5)	4,170,136	2,299,375
Total current assets	51,508,901	34,505,653

Notes Receivable (note 6)	10,630,041	-
Property and equipment-net (note 8)	132,889	121,854
Right of use assets (note 7)	809,466	-
Long term security deposits	104,134	-
Intangibles (note 9)	17,173,000	-
Goodwill (note 9)	10,023,806	-
Total Assets	$90,382,236	$34,627,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 11)	$17,292,647	$14,845,211
Lease liability obligation (note 7)	649,074	-
Bonds payable-net (note 14)	8,634,279	-
Other current liabilities (note 12)	107,399	19,933
Total current liabilities	26,683,399	14,865,144

Long-term liabilities:
Lease liability obligation (note 7)	239,848	-
Revolving line of credit-note payable-related party (note 13)	-	3,500,000
Convertible note payables-related party-net (note 13)	-	4,459,381
Total Liabilities	26,923,247	22,824,525

Commitments and contingences (note 20)
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 2,500,000 shares authorized, zero shares issued and outstanding at December 31, 2019 and December 31, 2018 (note 15)	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized, 68,941,311 and 57,002,508 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively (note 17)	68,942	57,003
Additional paid-in capital	127,552,998	85,153,667
Accumulated other comprehensive loss	(753,520)	(26,997)
Accumulated deficit	(63,409,431)	(73,380,691)
Total Stockholders’ Equity	63,458,989	11,802,982
Total Liabilities and Stockholders’ Equity	$90,382,236	$34,627,507

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Operations

	For the year
	ended December 31,
	2019	2018
Revenue	$75,146,546	$52,603,986
Cost of revenue	43,844,733	31,543,608
Gross profit	31,301,813	21,060,378

Selling and marketing expenses	21,129,722	21,213,530
General and administrative expenses	11,620,534	10,487,592
Total operating expense	32,750,256	31,701,122

Loss from operations	(1,448,443)	(10,640,744)

Other Income/(Expense):

Interest income on note receivable (note 6)	381,728	-
Interest expense	(509,430)	(174,409)
Interest on other obligations	(57,579)	-
Loss on debt extinguishment	-	(377,048)
Amortization of discount on notes payable	(707,286)	(14,447)
Amortization of discount on bonds payable	(119,188)	-
Other miscellaneous expense	(29,579)	-
Gain on investment repayment-(note 6)	12,461,037	-
Total Other Income/(Expense)	11,419,703	(565,904)

Net Income/(Loss)	9,971,260	(11,206,648)

Preferred stock dividend – other	-	(213,133)
Net Income/(Loss) available to common stockholders	$9,971,260	$(11,419,781)

Income/(Loss) per share:
Basic	$0.16	$(0.23)
Diluted	$0.16	$(0.23)
Weighted average shares outstanding:
Basic	60,761,995	50,050,696
Diluted[1]	64,183,399	50,050,696

[1]	Please refer to Earnings per Share section for further details

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Comprehensive Income/(loss)

For the years ended December 31, 2019 and 2018

	For the year
	ended December 31,
	2019	2018
Net Income/(Loss) available to common stockholders, as reported	$9,971,260	$(11,419,781)
Other comprehensive income/(loss):
Unrealized foreign currency translation (loss)/income	(60,580)	12,381
Comprehensive income/(loss)	$9,910,680	$(11,407,400)

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2019 and 2018

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Other- Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2017	6,760	$7	45,701,593	$45,702	$79,101,824	$(39,378)	$(61,960,910)	$17,147,245

Preferred stock C - conversion to common stock	(3,016)	(3)	5,806,022	5,806				5,803
Issuance of preferred stock for conversion of accrued dividends	256				255,903			255,903
Preferred stock D- conversion to common stock	(4,000)	(4)	4,651,163	4,651	(10,450)			(5,803)
Stock option expense					4,293,797			4,293,797
Issuance of common stock in exchange of service			60,000	60	279,540			279,600
Issuance of common stock pursuant to exercise of stock options - Cashless			313,008	313	(313)			-
Issuance of common stock pursuant to exercise of stock options - Cash			470,722	471	301,252			301,723
Loss on debt extinguishment					377,048			377,048
Beneficial Conversion Feature on Convertible Instruments					555,066			555,066
Preferred stock dividend							(213,133)	(213,133)
Foreign currency translation						12,381		12,381
Net loss							(11,206,648)	(11,206,648)
Balance at December 31, 2018	-	$-	57,002,508	$57,003	$85,153,667	$(26,997)	$(73,380,691)	$11,802,982

Issuance of common stock from public offering			7,986,110	7,986	26,947,451			26,955,437
Issuance of common stock on conversion of note payable			3,196,460	3,196	10,230,136			10,233,332
Stock option expense					4,831,750			4,831,750
Issuance of common stock pursuant to exercise of stock options - Cashless			510,649	511	(511)			-
Issuance of common stock pursuant to exercise of stock options - Cash			245,584	246	223,837			224,083
Beneficial Conversion Feature on Convertible Instruments					166,668			166,668
Foreign currency translation						(726,523)		(726,523)
Net income							9,971,260	9,971,260
Balance at December 31, 2019	-	$-	68,941,311	$68,942	$127,552,998	$(753,520)	$(63,409,431)	$63,458,989

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Cash Flows

	For the year ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income/(loss)	$9,971,260	$(11,206,648)
Adjustments to reconcile net income/(loss) to net cash provided/used in operating activities:
Depreciation	66,939	72,162
Amortization	826,474	-
Loss on Debt Extinguishment	-	377,048
Stock-based compensation expense for services	-	279,600
Stock-based compensation expense	4,831,750	4,293,797
Bad debt allowance	109,393	-
Inventory excess and obsolescence allowance	331,985	-
Gain on China transaction	(12,461,037)	-
Changes in operating assets and liabilities:
Accounts receivable-net	(1,432,980)	(6,604,738)
Inventory	(2,239,254)	(6,177,196)
Prepaid expenses and other current assets	(805,571)	(1,118,930)
Accounts payable and accrued expenses	2,624,892	8,533,388)
Accrued preferred dividends	-	(96,916)
Change in Right to Use and Lease Obligation-net	105,943	-
Deposits/deferred revenue and other current liabilities	(895,806)	2,013
Net cash used in operating activities	1,033,988	(11,646,420)

Cash flows from investing activities:
Purchase of property and equipment	(77,974)	(110,417)
Cash consideration for acquisition-net of cash from acquisition	(14,188,056)	-
Net cash used in investing activities	(14,266,030)	(110,417)

Cash flows from financing activities:
Principal Payments-Finance Leases	(26,486)	-
Proceeds from notes payable-related-party, net	1,500,000	5,000,000
Net proceeds from sale of common stock	26,955,437	-
Proceeds from exercise of stock options	224,083	301,013
Net cash provided by financing activities	28,653,034	5,301,013

Effect on exchange rate changes on cash and cash equivalents	(73,491)	(12,381)

Net increase/(decrease) in cash and cash equivalents	15,347,501	(6,443,443)

Cash and cash equivalents at beginning of the year	7,743,181	14,186,624

Cash and cash equivalents at end of the year	$23,090,682	$7,743,181
Supplemental disclosures:
Cash paid during period for:
Interest	$131,528	$174,409
Preferred Dividends	$-	$40,000
Non-cash investing and financing activities:
Accrued preferred dividends	$-	$-
Debt conversion and related accrued expenses into common stock	$10,233,332	$-
Non-Cash Items Related to China Settlement:
Accounts Receivable	$3,314,146	$-
Inventory	$258,688	$-
Pre-paid expense and other current assets	$175,185	$-
Accounts payable and accrued expenses	$(3,748,019)	$-
European acquisition detail of assets acquired & liabilities assumed:
Accounts Receivable	$1,300,468	$-
Inventory	$2,161,067	$-
Other assets	$1,240,375	$-
Intangible assets	$17,173,000	$-
Goodwill	$10,024,000	$-
Accounts payable and accrued expenses	$(3,489,080)	$-
Lease liability obligations	$(817,041)	$-
Bonds Payable	$(8,356,958)	$-
Other liabilities	$(532,088)	$-

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Business —Celsius Holdings, Inc. (the “Company” or “Celsius Holdings”) was incorporated under the laws of the State of Nevada on April 26, 2005. On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Elite FX, Inc., a Florida corporation. Under the terms of the Merger Agreement, Elite FX, Inc. was merged into the Company’s subsidiary, Celsius, Inc. and became a wholly-owned subsidiary of the Company on January 26, 2007. In addition, on March 28, 2007 the Company established Celsius Netshipments, Inc. a Florida corporation as two subsidiaries of the Company. On February 7, 2018, the Company established Celsius Asia Holdings Limited a Hong Kong corporation as a wholly-owned subsidiary of the Company. On February 7, 2018 Celsius China Holdings Limited a Hong Kong corporation became a wholly-owned subsidiary of Celsius Asia Holdings Limited and on May 9, 2018, Celsius Asia Holdings Limited established Celsius (Beijing) Beverage Limited, a China corporation as a wholly-owned subsidiary of Celsius Asia Holdings Limited. On September 3, 2019 the Company established Celsius European Holdings B.V. as a wholly- owned subsidiary of the Company. On October 25, 2019, Func Food Group Oyj became a wholly-owned subsidiary of Celsius European Holdings B.V.

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

Significant Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserves for inventory obsolescence, the useful lives and values of property, fixtures, equipment and intangible assets, valuation of goodwill, valuation of stock-based compensation, and deferred tax asset valuation allowance.

Segment Reporting — Although the Company has a number of operating divisions, separate segment data has not been presented, as they meet the criteria for aggregation as permitted by ASC Topic 280, Segment Reporting, (formerly Statement of Financial Accounting Standards (SFAS) No. 131, Disclosed About Segments of an Enterprise and Related Information.)

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At December 31, 2019, the Company had approximately $22.8 million in excess of the Federal Deposit Insurance Corporation limit.

For the years ended December 31, 2019 and 2018, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2019	2018
A*	12.0%	8.0%
B*	-	15.8%
All other	88.0%	76.2%
Total	100.0%	100.0%

At December 31, 2019 and 2018, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2019	2018
A**	19.2%	7.2%
B**	-	38.2%
C**	-	25.2%
All other	80.8%	29.4%
Total	100.0%	100.0%

*Revenues from customer A are derived from a customer located in the United States. Revenues from customer B were derived from a customer located in Sweden which was acquired on October 25, 2019. Please refer to note 10, further details. All other revenues customers were mainly derived from the United States.

**Receivables from customer A are obtained from a customer located in the United States. Receivables from customer B were derived from a customer located in Sweden which was acquired on October 25, 2019. Please refer to note 10, further details. Receivables from customer C pertained to a customer in China which now reflects the change in our China business model to a royalty and licensing framework.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At December 31, 2019 and 2018, the Company did not have any investments with maturities of three months or less.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2019 and 2018, there was an allowance for doubtful accounts of $292,400 and $183,000, respectively.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory reserve to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of inventory item, then inventory item will be included as part of the reserve during the period being evaluated. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). In 2019 and 2018, the Company recorded inventory reserves in the amount of $332,000 and $74,650, respectively. The increase in reserve is related to recording European inventories at fair market value. The inventory reserve is included in cost of revenue. Free Samples are recorded as cost of sales.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Impairment of Long-Lived Assets — In accordance with ASC Topics 350 “Goodwill and Other Intangibles” and 360, “Property, Plant, and Equipment” the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value.

Goodwill — The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will use a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the year ended December 31, 2019, there were no indicators for impairment.

On October 25, 2019 the Company acquired 100% of Func Food Group Oyj (“Func Food”) their distributor in the Nordics. As a result of the acquisition goodwill of approximately $10,024,000 resulted from the excess of the consideration paid and the fair value of net tangible and intangible assets (see note 10). There was no other activity related to goodwill during the years ended December 31, 2019 or 2018.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets – Intangible assets are comprised of customer relationships and brands acquired in a business combination. The Company amortizes intangible assets with a definitive life over their respective useful lives. Intangibles with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist.

Revenue Recognition — The Company recognizes revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers.” The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Sales taxes and other similar taxes are excluded from revenue.

Customer Advances — From time to time the Company requires deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances liability within other current liabilities. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies.

As of December 31, 2019, and 2018, the Company did not have any customer advances.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred marketing and advertising expenses of approximately $7.9 million and $13.8 million, during years ending December 31, 2019 and 2018, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $341,000 and $572,000 during years ending December 31, 2019 and 2018, respectively.

Foreign Currency Translation — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Comprehensive Income. The Company incurred foreign currency translation losses during the year ending in December 31, 2019 of approximately $60,500 and a gain of approximately $12,400 during the year ending December 31, 2018.

Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximates fair value due to their relative short-term maturity and market interest rates.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at December 31, 2019 and 2018.

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

December 31, 2019 and 2018

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

The Company’s tax returns for tax years in 2016 through 2019 remain subject to potential examination by the taxing authorities.

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

The effects of dilutive instruments have been presented for the year-to-date net income as of December 31, 2019. Other periods presented do not reflect the dilutive shares, as the effects would be anti-dilutive due to the fact that losses are being reflected for those periods. Please refer to the below table for additional details:

	For the years ended December 31,
	2019	2018
Net income (loss) available to common stockholders	$9,971,260	$(11,419,781)
Adjustments for diluted earnings:
Preferred Stock Dividend	-	213,133
Interest expense on convertible notes	348,493	-
Amortization of discount on notes payable	239,570	-
Diluted net income (loss) available to common stockholders	$10,559,323	$(11,206,648)

Income (Loss) per share:
Basic	$0.16	$(0.23)
Diluted	$0.16	$(0.23)
Weighted average shares outstanding:
Basic	60,761,995	50,050,696
Diluted	64,183,399	50,050,696

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Payments —The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017 (note 19).

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

Shipping and Handling Costs — Shipping and handling costs for freight-out expense on goods shipped are included in cost of sales expenses in the accompanying consolidated statements of income. Freight-out expense on goods shipped for years ended December 31, 2019 and 2018 was approximately $6.3 million and $5.5 million, respectively.

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

Leases — The Company adopted ASU No. 2016-02, as amended, effective January 1, 2019. The adoption of the standard will result in the recognition of right to use assets and lease liabilities that have not been previously recorded (note 7).

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At December 31, 2019, the Company had an accumulated deficit of $63,409,431 which includes a net income available to common stockholders of $9,971,260 for year ended December 31, 2019. During the year ending December 31, 2019 the Company’s net cash provided by operating activities totaled approximately $1,034,000.

On September 16, 2019 the Company issued 7,986,110 in a public placement and obtained gross proceeds of $28,749,996 and paid $1,585,000 in commissions & fees and incurred in $209,559 of expenses related to the capital raise thereby resulting in net-proceeds in the amount of $26,955,437. Management deems that there is sufficient liquidity to properly operate the business for the next 12 twelve months.

3.	REVENUE

Information about the Company’s net sales by reporting segment for the twelve months ended December 31, 2019 and 2018 is as follows:

	For the years ended
	December 31,	December 31,
	2019	2018

North America	$59,659,320	$38,905,235
Europe	14,455,634	9,239,312
Asia	840,648	4,276,155
Other	190,944	183,284
Net sales	$75,146,546	$52,603,986

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

The Company recognizes revenue from the agreement over time because the customer simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because its efforts in providing the exclusive license rights and ongoing support occur on a generally even basis throughout the year. Total revenue recognized under the agreement was approximately $346,000 for the year ended December 31, 2019 which is included as part of other current assets and is reflected in the Company’s Asia reporting segment which was determined by the minimum royalties due during first year, as per the licensing agreement.

4.	INVENTORIES

Inventories consist of the following at:

	December 31,	December 31,
	2019	2018
Finished goods	$12,990,044	$8,739,877
Raw Materials	3,167,853	2,817,477
Less: Inventory reserve	(865,548)	(74,653)
Inventories-net	$15,292,349	$11,482,701

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $4,170,000 and $2,300,000, at December 31, 2019 and 2018, respectively, and consist mainly of prepaid advances to co-packers related to inventory production, advertising, prepaid insurance, prepaid slotting fees, value added tax payments and deposits on purchases.

6.	NOTE RECEIVABLE

Note receivable consists of the following at:

	December 31,	December 31,
	2019	2018

Note Receivable-current	$1,181,116	$-
Note Receivable-non-current	10,630,041	-
Total Note Receivable	$11,811,157	$-

On January 1, 2019, the Company entered into a license and repayment of investment agreement with Qifeng Food Technology (Beijing) Co., Ltd (“Qifeng”). Under the agreement, Qifeng will repay the market investment Celsius has made into China to date, over a five-year period, under an unsecured, interest-bearing note receivable (“Note”). The initial outstanding principal under the Note was approximately $12.2 million which is denominated in Chinese Renminbi (CNY) and was recorded as Other Income on the Consolidated Statements of Operations for the year ended December 31, 2019. The amount recognized considered the net of the balances of the accounts receivable, accounts payable and accrued expenses, as well as the marketing investments that were performed in the China market.

Scheduled principal payments plus accrued interest are due annually on March 31 of each year starting in 2020. The Note is recorded at amortized cost basis and accrues interest at a rate per annum equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. For the year ended December 31, 2019, the weighted average interest rate was 3.21% and interest income was approximately $382,000.

The Company assesses the Note for impairment periodically by evaluating whether it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the Note agreement, based on historical experience about Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At December 31, 2019, the Note was not deemed to be impaired.

The first installment of the note in the amount of RMB 13,253,093 is due on March 31, 2020. We were requested to provide a 3-month consideration to delay payment until June 30, 2019, due to the impact of the health crisis in China. For this consideration, a guarantee was obtained for the full amount of the first-installment and offers as collateral stock certificates in Celsius Holdings, Inc., which amount to 570,412 shares. The consideration was provided and therefore payment in full of the first installment is expected to be provided on June 30, 2020.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

7.	LEASES

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). Topic 842 requires lessees to recognize a right-of-use (ROU) asset and lease liability in the balance sheet for all leases, including operating leases with terms of more than twelve months. The Company adopted Topic 842, as amended, effective January 1, 2019.

Upon adopting Topic 842, the Company recognized a ROU asset of $259,358 and a corresponding lease liability pertaining to the Company’s operating lease of its corporate office space from a related party (see Note 20), measured based on the present value of the future minimum lease payments utilizing the Company’s incremental borrowing rate as the basis for the computations. ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The adoption of Topic 842 did not have a material impact on our consolidated statements of operations or consolidated statements of cash flows, and did not result in a cumulative effect adjustment to retained earnings in the period of adoption.

The Company elected the package of practical expedients permitted under the transition guidance within the Topic 842, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs.

In addition to the Company’s operating lease of its corporate office space, the Company acquired certain other leases of vehicles and office space as part of its Acquisition of Func Food during the fourth quarter of 2019 (see Note 10).

At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term, and (3) whether the Company has the right to direct the use of the asset. At inception of a lease, the Company allocates the consideration in the contract to each lease and non-lease component based on the component’s relative stand-alone price to determine the lease payments. Lease and non-lease components are accounted for separately.

Leases are classified as either finance leases or operating leases based on criteria in Topic 842. The Company’s operating leases are generally comprised of real estate and vehicles, and the Company’s finance leases are generally comprised of vehicles.

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and interest expense is calculated using the effective interest rate method.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

7.	LEASES (CONTINUED)

The following is a summary of lease cost recognized in the Company’s consolidated statements of operations for the year ended December 31, 2019:

	Year ended December 31, 2019
	Operating Leases	Finance Leases
Lease cost in general and administrative expenses:
Operating lease expense	$188,977	$-
Amortization of finance lease ROU assets	-	97,478
Total lease cost in general and administrative expenses	188,977	97,478

Lease cost in other expense:
Interest on finance lease liabilities	-	2,288
Total lease cost in other expense	-	2,288

Total lease cost	$188,977	$99,766

The following is a summary of the impact of the Company’s leases on the consolidated statements of cash flows for the year ended December 31, 2019:

Year ended December 31, 2019
Leasing activity in cash flows from operating activities:
Operating leases	(182,917)
Interest payments on finance lease liabilities	(2,288)
Total leasing activity in cash flows from operating activities	(185,205)

Leasing activity in cash flows from financing activities:
Principal payments on finance lease liabilities	(26,486)
Total leasing activity in cash flows from financing activities:	(26,486)

The following is a summary of the weighted average remaining lease term and weighted average discount rate for the Company’s population of leases as of December 31, 2019:

	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	1.5	1.2
Weighted average discount rate	6.88%	2.62%

The future annual minimum lease payments required under the Company’s leases as of December 31, 2019 are as follows:

	Operating Leases	Finance Leases	Total
Future minimum lease payments
2020	$310,532	$363,022	$673,554
2021	102,343	88,134	190,477
2022	7,175	50,033	57,208
Total future minimum lease payments	420,050	501,189	921,239
Less: Amount representing interest	(17,823)	(14,494)	(32,317)
Present value of lease liabilities	402,227	486,695	888,922
Less current portion	(294,916)	(354,158)	(649,074)
Long-term portion	$107,311	$132,537	$239,848

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

8.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31,	December 31,
	2019	2018
Furniture and equipment	$529,550	$451,576
Less: accumulated depreciation	(396,661)	(329,722)
Total	$132,889	$121,854

Depreciation expense amounted to $66,939 and $51,205 during year ended December 31, 2019 and 2018, respectively.

9.	GOODWILL AND INTANGIBLES

Goodwill consists of approximately $10,023,806 resulting from the excess of the consideration paid and the fair value of net tangible and intangible assets acquired from the Func Food Acquisition (see note 10). There was no other activity related to goodwill during the years ended December 31, 2019 or 2018.

Intangible assets consist of acquired customer relationships and brands from the Func Food Acquisition, amounting to approximately $14,050,000 and $3,123,000, respectively. Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life.

The following is the future estimated amortization expense related to customer relationships as of December 31, 2019:

Year ending December 31,
2020	$562,000
2021	562,000
2022	562,000
2023	562,000
2024	562,000
Thereafter	11,240,000
$14,050,000

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

10.	ACQUISITION-EUROPEAN OPERATIONS

The Company acquired 100% of Func Food Group, Oyj (“Func Food) on October 25, 2019 (“the Acquisition”). The Acquisition was structured as a purchase of all of Func Food’s equity shares and a restructuring of Func Food’s pre-existing debt. Total consideration was $27,060,701, which consisted of approximately $14,188,000 in cash, $8,357,000 of newly issued bonds (see Note 14) and $4,516,000 related to the settlement of a pre-existing debt. In addition to the aforementioned bond issuance, the Company financed the acquisition by issuing new common shares.

Func Food is a marketer and distributor of nutritional supplements, health food products and beverages, that support sport activities and healthy living and lifestyles in Finland, Sweden, and Norway. Func Food has been the Nordic distributor of Celsius products since 2015 and, as a result of the acquisition, the Company expects to further increase its Nordic market share by leveraging collaborations, revamping its marketing strategy and focusing on core products. It also expects to reduce costs through economies of scale.

The Company recorded the acquisition in accordance with ASC-805, pertaining to business combinations. The following table summarizes the consideration paid for Func Food and the amounts of the assets acquired at fair market value and liabilities assumed recognized at the Acquisition date.

Acquisition consideration
Cash	$14,188,056
Bonds payable	8,356,958
Settlement of pre-existing debt	4,515,687
Total consideration transferred	27,060,701

Assets acquired and liabilities assumed
Accounts receivable	$1,300,468
Inventories	2,161,067
Prepaid expenses and other current assets	331,774
Property and equipment	616
Right of use asset	806,572
Other long-term assets	101,413
Intangible assets-Customer relationships	14,050,000
Intangible assets-Brands	3,123,000
Accounts payable and accrued expenses	(3,489,080)
Lease liability Obligations	(817,041)
Other current liabilities	(532,088)
Total identifiable net assets	$17,036,701

Goodwill	$10,024,000

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

10.	ACQUISITION-EUROPEAN OPERATIONS (CONTINUED)

The following pro-forma consolidated results of operations have been presented as if the acquisition occurred on January 1, 2018

	For the years
	ended December 31,
Supplemental Pro forma:	2019	2018
Revenues	$96,078,631	$82,373,802
Earnings/(loss)	1,714,124	(34,401,626)

For the year ended December 31, 2019, pro forma earnings include approximately $6.7 million of historical, non-recurring charges of Func Food that are not expected to have an ongoing effect after the Acquisition. These non-recurring charges consist of $2.2 million of inventory impairment charges, $0.3 million of restructuring charges, and $4.2 million of incremental interest expense on Func Food’s historical debt that was restructured as part of the Acquisition. Consequently, 2019 earnings would have amounted to $8.5 million had these non-recurring expenses not been incurred.

For the year ended December 31, 2018, pro forma earnings includes approximately $15.3 million of historical, non-recurring charges of Func Food that are not expected to have an ongoing effect after the Acquisition. These non-recurring charges consist of $1.6 million of inventory impairment charges, $0.4 million of restructuring charges, $9.1 million of intangible asset and goodwill impairment, and $4.2 million of incremental interest expense on Func Food’s historical debt that was restructured as part of the acquisition. The year ended December 31, 2018 would have reflected a loss of $19.1million had these non-recurring expenses not been incurred.

11.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31,	December 31,
	2019	2018
Accounts payable	$10,159,900	$5,825,446
Accrued expenses	7,132,747	9,019,765
Total	$17,292,647	$14,845,211

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

12.	OTHER LIABILITIES

Other current liabilities consist of the following at:

	December 31,	December 31,
	2019	2018
Other Liabilities-State Beverage Container Deposit	$107,399	$19,933
Total	$107,399	$19,933

13.	NOTES PAYABLE - RELATED PARTY

Line of credit convertible note payable - related party consists of the following as of:

	December 31,	December 31,
	2019	2018
Note Payable – line of credit
In July 2010, the Company entered into a line of credit note payable with a related party and major shareholder which carries interest of five percent per annum paid quarterly. The Company can borrow up to $9,500,000. The Company has pledged all its assets as security for the line of credit. The note matures in January 2020, at which time the principal amount is due. During April 2015, the Company issued $4,000,000 of convertible series D preferred series in exchange for cancellation of $4,000,000 of this line, reducing the amount to $4,500,000. During March 2018, the Company issued $1,000,000 of common stock in exchange for cancellation of $1,000,000 of this line, reducing the amount to $3,500,000. In December 2018, the Company amended and restated the note payable into a line of credit loan agreement continuing to carry a five percent per annum interest but payable semi-annually. The Company could borrow up to $5.0 million. As a result, of this substantial modification which was treated as a debt extinguishment, a new liability was established and a loss of $377,048 on the extinguishment of debt was recognized. The note had a maturity date of December 2020. In January 2019, the Company increased the borrowed amount by $1,500,000 and recognized a discount of $166,668 regarding to the beneficial conversion feature of the note payable. In September 16, 2019, the principal value of the note was converted into common shares as per promissory note which stated that in the event of financing greater than $25.0 million, there would be an automatic conversion of these balances. The principal balance of $5.0 million and the accrued but unpaid interest in the amount of $52,778 were converted into common shares. Consequently, a total of $5,052,778 were converted at the conversion price of $3.39 based on the on the average of the closing price for the shares during the ten (10) business days prior to the last advance date, less a discount of 10%, in accordance with the promissory note. As a result of the conversion of the promissory note, the Company recognized the remaining un-amortized balance of the discount of $108,454, as interest expense.
Long-term portion	$-	$3,500,000

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
Convertible Notes Payable
In December 2018, the Company entered into a line of credit note payable with a related party and shareholder which carries interest of five percent per annum paid semi-annually. The Company borrowed up to $3.0 million. This note had an unamortized discount of $324,371, as of December 31, 2018. The note would have matured in December 2020. The note had an unamortized discount on the date of conversion of $205,837 which was recognized as interest expense upon conversion. On September 16, 2019, the principal value of the note of $3.0 million and the accrued but unpaid interest in the amount of $108,333 were converted into common shares as per promissory note which stated that in the event of financing greater than $25.0 million, there would be an automatic conversion of these balances. A total of 3,108,333 were converted at the conversion price of $3.04 which was determined based on the average of the closing price for the shares during the ten (10) business days prior to the Advance Date, less a discount of 10%, resulting in the issuance of 1,022,568 shares.	-	2,675,629

In December 2018, the Company entered into a line of credit convertible note payable with a related party and shareholder which carries interest of five percent per annum paid semi-annually. The Company can borrow up to $2.0 million. This note had an unamortized discount of $216,248 as of December 31, 2018. The unamortized discount of $137,225 was recognized as interest expense on the conversion date. The note would have matured in December 2020. In September 16, 2019, the principal value of the note of $2.0 million and the accrued but unpaid interest in the amount of $72,222 were converted into common shares as per promissory note which stated that in the event of financing greater than $25.0 million, there would be an automatic conversion of these balances. A total of 2,072,222 were converted at the conversion price of $3.04 which was determined based on the average of the closing price for the shares during the ten (10) business days prior to the Advance Date, less a discount of 10%, resulting in the issuance of 681,712 shares.	-	1,783,752
Long-term portion-Net of Discount	$-	$4,459,381

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

14.	BONDS PAYABLE

Bonds payable consists of the following as of:

	December 31,	December 31,
	2019	2018

Bonds issued as part of the purchase consideration to acquire Func Food (see note 9). The Bonds are Euro-denominated, unregistered, and were issued on October 25, 2019 at an initial nominal amount of approximately $9.1 million, less discount and issuance costs of approximately $0.7 million. The Bonds accrue interest at a stated interest rate of 6.00% per annum, due semi-annually in arrears, with the first interest payment due on April 30, 2020. The maturity date of the Bonds is October 30, 2020. The Bonds are carried at the nominal amount, less any unamortized discount and issuance costs. The discount is amortized using the effective interest rate method. As of December 31, 2019, the unamortized balance of the discount is approximately $377,000. Amortization of the discount was approximately $78,250 for the year ended December 31, 2019. The bond issuance costs amounted to $229,250. The issuance costs are being amortized over a straight-line basis, given the short-term nature and that it does not result in a material difference from applying the effective interest rate method. Amortization of the bond issuance costs from the issuance date through December 31, 2019 was $40,938.

Upon maturity of the Bonds, the Company may, at its own election, convert up to 50% of the outstanding nominal amount of the Bonds into shares of common stock of the Company, at a conversion price relative to the 30-day weighted-average trading price of the Company’s common shares prior to the Acquisition.

At the Company’s election, the Bonds are callable at 103% at any time. Additionally, mandatory prepayments would be required in the event of either i) a capital raise consummated by the Company or ii) the sale of a certain product line of Func Food. To the fullest extent possible, the net proceeds derived from either event must first be applied towards prepayment of the bonds at 103%, plus any accrued but unpaid interest on the repaid amount.

The Bonds are unsubordinated and are guaranteed by Func Food and its direct and indirect subsidiaries. The Bonds are secured by substantially all the assets of Func Food. The Bonds contain certain financial covenants that are specific to Func Food, mainly related to minimum cash requirements at the end of each quarter. As of December 31, 2019, Func Food is in compliance with these covenants.

	$8,634,279	$-
Bonds payable	$8,634,279	$-

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

15.	PREFERRED STOCK – RELATED PARTY

The Company entered into a securities purchase agreement with CDS Ventures of South Florida, LLC (“CDS”) and CD Financial, LLC (“CD”). CDS and CD are limited liability companies which are affiliates of Carl DeSantis, the Company’s principal shareholder. The Company issued 2,200 shares of its Series C Preferred Stock (the “Preferred C Shares”) in exchange for the conversion of a $550,000 short term loan from CDS and the conversion of $1,650,000 in indebtedness under the Company’s line of credit with CD (the “CD Line of Credit”). The Preferred C Shares are convertible into our common stock at the option of the holder thereof at a conversion price of $0.52 per share at any time until December 31, 2018, at which time they will automatically convert into shares of our common stock determined by dividing the liquidation preference of $1,000 per Preferred C Share by the conversion price then in effect. The conversion price is subject to adjustment in the event of stock dividends, stock splits and similar events. The Preferred C Shares accrue cumulative annual dividends at the rate of 6% per annum, payable by the issuance of additional Preferred C Shares. The holder of Preferred C Shares votes on an “as converted” basis, together with holders of common stock as a single class on all matters presented to shareholders for a vote, except as required by law. In April 2015, the Company issued 180 Preferred C Shares valued at $180,000 in settlement of $180,000 in accrued preferred C dividends. In October 2018, the Company issued 383 Preferred C Shares valued at $383,000 in settlement of $383,000 in accrued preferred C dividends. As of December 31, 2018, $255,903 of dividends has been accrued and converted into 256 of additional Preferred C. The Preferred C Shares matured on December 31, 2018 and were exchanged for shares of Company common stock in the amount of 5,806,022.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

16.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our shareholders Carl DeSantis. Currently, the lease expires on October 2020 with monthly rent of $12,826. The rental fee is commensurate with other properties available in the market.

Other related party transactions are discussed in notes 13 and 15

17.	STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to exercise of stock options

During the year ended December 31, 2019, the Company issued an aggregate of 756,233 shares of its common stock pursuant to the exercise of stock options granted under the Company’s Stock Incentive Plans. The Company received aggregate proceeds of $224,083 for 245,584 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

During the year ended December 31, 2018, the Company issued an aggregate of 783,730 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $301,723 for 470,722 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

Preferred stock

In December 2018, the 3,016 preferred C shares were converted into 5,806,022 of common stock.

In March 2018, the 4,000 preferred D shares were converted into 4,651,163 of common stock.

Refer to note 15 for discussion on preferred stock issuances.

Issuance of common stock pursuant to public placement

On September 16, 2019, the Company issued 7,986,110 shares of common stock, in a public placement and obtained gross proceeds of $28,749,996 and paid $1,585,000 in commissions & fees and incurred in $209,559 of expenses related to the capital raise thereby resulting in net-proceeds in the amount of $26,955,437.

Conversion of Notes Payable into common stock

On September 16, 2019, the company had three Notes Payable outstanding with related parties for a total principal value of $10 million. As per the terms of the agreements, the principal values of notes payable and any accrued but unpaid interest are convertible into common stock of the Company. Moreover, also as per the terms of the agreements, in the event of financing greater than $25.0 million, the principal value of the notes and any accrued but unpaid interest are automatically converted into the company’s common stock. As result of the public financing which raised $26,955,437, the principal balance of the notes payable and the accrued but unpaid interest of $10,233,332 were converted resulting in the issuance of 3,196,460, shares of common stock. The shares were issued at the contractual conversion prices per the loan agreements.

Refer to Note 13 for discussion on the conversion of the notes payable.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

18.	INCOME TAXES

Due to recurring losses for the years ended December 31, 2019 and 2018, the Company’s net tax provision was zero.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2019	2018
Statutory federal rate	21.0%	(21.0)%
State income tax rate, net of federal benefit	4.35%	(4.35)%
Permanent differences, including stock-based compensation	9.25%	5.6%
Change in valuation allowance, including effect of change in tax rates	(34.60)%	19.75%
Difference in foreign tax rates	—	—%
Effective tax rate	0.0%	0.0%

At December 31, 2019 and 2019, the Company’s deferred tax assets were as follows:

Deferred Tax Liability	2019	2018

Property and equipment	(19,000)	(2,000)
Total deferred tax liability	(19,000)	(2,000)

Deferred Tax Assets	2019	2018

Federal and state net operating loss carry forward	8,400,000	12,082,000
Foreign net operating loss carry forward-Asia and Europe	7,900,000	3,123,000
Other temporary differences	169,000	63,000
Total deferred tax asset	16,469,000	15,268,000
Net deferred tax asset	16,450,000	15,266,000
Less valuation allowance	(16,450,000)	(15,266,000)
	$—	$—

The Company’s valuation allowance increased by $1,184,000 and $2,012,000 during 2019 and 2018 respectively. Total net operating loss carry forwards at December 31, 2019 were approximately $33.1 million, of which approximately $31.9 million, will expire between 2029 and 2037 and $1.2 million may be carried forward indefinitely. China has corporate tax rate of 25% with net operating loss carry forwards expiring after 5 years. The Company had $14.7 million of net operating loss carry forwards in China as of December 31, 2019. Hong Kong has a corporate tax rate of 17% with net operating loss carry forwards that don’t expire. The Company had $2.8million of net operating loss carry forwards in Hong Kong as of December 31, 2019. On October 25, 2019, the Company acquired wholly-owned foreign subsidiaries in Finland, Sweden and Norway. These companies had net operating loss carryforwards of $11.2 million in Finland and $12.9 million in Sweden. There were no net operating loss carryforwards in Norway. The Finland tax rate is 33.6% and the Sweden tax rate is 21.4%. Due to the uncertainty regarding the Company’s ability to retain the tax benefits of these losses in Sweden, the Company has not included these net operating loss carryforwards as part of their deferred tax assets. The Company’s net operating loss carry forwards may be limited due to ownership changes.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

19.	STOCK-BASED COMPENSATION (CONTINUED)

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% of the shares pertaining to the 2015 plan that are outstanding as of the last day of the prior year. As of December 31, 2019, approximately 400,000 shares are available.

Under the 2015 Stock Incentive Plan, the Company has issued options to purchase approximately 6.53 million shares at an average price of $3.58 with a fair value of $5.10 million. For the years ended December 31, 2019 and 2018, the Company issued options to purchase 1.20 million and 1.83 million shares. For the years ended December 31, 2019 and 2018, the Company recognized an expense of approximately $4.8 million and $4.3 million, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of December 31, 2019, the Company had approximately $8,531,047 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 3 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. There are options to purchase approximately 2.35 million shares that have vested as of December 31, 2019.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended December 31,
	2019	2018
Expected volatility	58.62-121.32%	91% -142%
Expected term	4.02-5.00 Years	4.02 – 5.06 Years
Risk-free interest rate	1.58%-2.72% %	2.56% - 2.86%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

19.	STOCK-BASED COMPENSATION (CONTINUED)

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2019 and 2018 and changes during the periods ending on that date is as follows:

					Weighted
		Weighted Average		Aggregate	Average
	Shares	Exercise	Fair	Intrinsic	Remaining
	(000’s)	Price	Value	Value	Term (Yrs)
Options
At December 31, 2017	4,602	1.82		$12,476	4.23
Granted	1,825	5.31
Exercised	(784)	.57
Forfeiture and cancelled	(803)	3.65
At December 31, 2018	4,840	3.04		$5,338	5.05
Granted	2,874	3.61
Exercised	(912)	.96
Forfeiture and cancelled	(274)	3.57
At December 31, 2019	6,528	3.58		8,978	6.58

Exercisable at December 31, 2019	2,350	2.78			3.69

The following table summarizes information about employee stock options outstanding at December 31, 2019:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Averaged	Averaged	at	Averaged	Averaged
Exercise	December 31,	Remaining	Exercise	December 31,	Exercise	Remaining
Price	2019 (000’s)	Life	Price	2019 (000’s)	Price	Life
$0.20 - $0.53	359	3.20	$0.28	359	$0.28	3.20
$0.65 - $1.80	342	1.35	$1.05	342	$1.05	1.35
$1.83 - $2.84	555	2.59	$2.07	555	$2.07	2.59
$3.20 - $6.20	5,273	7.57	$4.50	1,094	4.50	5.13
Outstanding options	6,528	6.58	$2.78	2,350	$2.78	3.69

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

20.	COMMITMENTS AND CONTINGENCIES

As previously reported, on December 18, 2018, Rockstar, Inc. (“Rockstar”) filed suit against Celsius in federal district court in the District of Nevada. Rockstar’s complaint alleged three claims for relief: (a) false advertising in violation of 15 USC §1125(a); (b) violation of the Nevada Deceptive Trade Practice Act; and (c) Nevada common law unfair competition. On January 16, 2020 the parties entered into a non-monetary settlement of this litigation.

On April 8, 2019, Daniel Prescod filed suit against Celsius in the Superior Court for the State of California, County of Los Angeles (the “Prescod Litigation”). Daniel Prescod asserts that the Company’s use of citric acid in its products while simultaneously claiming “no preservatives” violates California Consumer Legal Remedies Act, California Business and Professions Code Section 17200, et seq., and California Business and Professions Code Section 17500, et seq., because citric acid acts as a preservative. The Company does not use citric acid as a preservative in its products, but rather as a flavoring, and therefore it believes that its “no preservatives” claim is fair and not deceptive. The Company intends to contest the claims vigorously. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time.

On January 24, 2020, Evlution Nutrition, LLC filed suit against Celsius in federal court for the Southern District of Florida, for trademark infringement (the “Evlution Litigation”). Evlution asserts that Celsius’ BCAA dietary supplement product’s use of BCAA + ENERGY infringes upon Evlution’s registered trademarks. The Company believes that Evlution’s trademarks are invalid, merely descriptive, and unenforceable and Celsius has filed a cancellation proceeding regarding those trademarks with the Trademark Trial and Appeal Board of the United States Patent and Trademark Office. The Company intends to defend against Evlution’s claims vigorously. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of December 31, 2019.

21.	SUBSEQUENT EVENTS

In February 2020, the Company’s board of directors and majority shareholders authorized an increase in the number of shares of common stock which the Company is authorized to issue from 75 million shares to 100 million shares. Implementation of the increase is subject to compliance with SEC requirements.

The first installment of the note receivable from Qifeng Food Technology (Beijing) Co., Ltd (Note 6) in the amount of RMB 13,253,093 was due on March 31, 2020. We were recently requested by Qifeng to provide a three-month extension of the due date for the first installment until June 30, 2019, due to the impact of the health crisis in China. In consideration of the extension, a guarantee was obtained for the full amount of the first-installment and the installment was collateralized by a pledge of 570,412 of our common shares held. Accordingly, Celsius granted the extension and as a result, payment in full of the first installment is expected to be paid on or before June 30, 2020.

Between January 1, 2020 and March 12, 2020, the Company issued an aggregate of 297,949 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan.