Form 10-Q
period 2020-03-31
Celsius Holdings, Inc.
filed 2020-05-12
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 11, 2020 was 69,279,260 shares.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2020 (Unaudited)	December 31, 2019 (1)
ASSETS

Current assets:
Cash	$19,094,101	$23,090,682
Accounts receivable-net (note 2)	10,699,811	7,774,618
Note receivable-current (note 6)	1,157,754	1,181,116
Inventories-net (note 4)	21,038,367	15,292,349
Prepaid expenses and other current assets (note 5)	4,671,721	4,170,136
Total current assets	56,661,754	51,508,901

Notes Receivable (note 6)	10,416,120	10,630,041
Property and equipment-net (note 8)	115,324	132,889
Right of use assets (note 7)	626,120	809,466
Long term security deposits	55,358	104,134
Intangibles (note 9)	17,029,472	17,173,000
Goodwill (note 9)	10,023,806	10,023,806
Total Assets	$94,927,954	$90,382,236

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 11)	$19,885,182	$17,292,647
Lease liability obligation (note 7)	587,690	649,074
Bonds payable-net (note 13)	8,599,750	8,634,279
Other current liabilities (note 12)	160,646	107,399
Total current liabilities	29,233,268	26,683,399

Long-term liabilities:
Lease liability obligation (note 7)	188,789	239,848
Total Liabilities	29,422,057	26,923,247

Commitments and contingences (note 17)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 69,279,260 and 68,941,311 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively (note 15)	69,280	68,942
Additional paid-in capital	129,168,007	127,552,998
Accumulated other comprehensive loss	(868,010)	(753,520)
Accumulated deficit	(62,863,380)	(63,409,431)
Total Stockholders’ Equity	65,505,897	63,458,989
Total Liabilities and Stockholders’ Equity	$94,927,954	$90,382,236

(1)	Derived from Audited Consolidated Financial Statements

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the three months
	ended March 31,
	2020	2019
Revenue	$28,184,889	$14,485,650
Cost of revenue	15,182,706	8,764,592
Gross profit	13,002,183	5,721,058

Selling and marketing expenses	7,506,047	3,601,003
General and administrative expenses	4,247,853	2,622,102
Total operating expense	11,753,900	6,223,105

Income/(loss) from operations	1,248,283	(502,047)

Other Income/(Expense):

Interest income on note receivable (note 6)	97,534	-
Interest expense	(136,018)	(28,632)
Amortization of intangibles	(143,528)	-
Interest expense on financial leases	(137,165)	-
Amortization of discount on notes payable	-	(85,940)
Amortization of discount on bonds payable	(166,069)	-
Other miscellaneous income	5,340	-
Realized foreign exchange (loss)	(77,923)	-
(Loss)/gain on investment repayment-(note 6)	(144,403)	12,273,213
Total Other Income/(Expense)	(702,232)	12,158,641

Net Income	546,051	11,656,594

Other comprehensive income/(loss):
Unrealized foreign currency translation (loss)/gain	(114,490)	260,665
Comprehensive Income	$431,561	$11,917,259

Income per share:
Basic	$0.01	$0.20
Diluted	$0.01	$0.19
Weighted average shares outstanding:
Basic	69,284,307	57,155,445
Diluted (1)	70,339,416	61,687,409

(1)	Please refer to Earnings Per Share section for further details

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2020

(Unaudited)

				Accumulated
			Additional	Other-
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2019	68,941,311	$68,942	$127,552,998	$(753,520)	$(63,409,431)	$63,458,989
Stock option expense			1,400,000			1,400,000
Issuance of common stock pursuant to exercise of stock options-Cashless	204,028	204	(204)			-
Issuance of common stock pursuant to exercise of stock options-Cash	133,921	134	215,213			215,347
Foreign currency translation loss				(114,490)		114,490
Net Income					546,051	546,051
Balance at March 31, 2020	69,279,260	$69,280	$129,168,007	$(868,010)	$(62,863,380)	$65,505,897

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three ended March 31, 2019

(Unaudited)

				Accumulated
			Additional	Other-
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2018	57,002,508	$57,003	$85,153,667	$(26,997)	$(73,380,691)	$11,802,982
Stock option expense			1,358,503			1,358,503
Issuance of common stock pursuant to exercise of stock options-Cashless	115,107	115	(115)			-
Issuance of common stock pursuant to exercise of stock options-Cash	80,750	80	24,680			24,760
Beneficial conversion Feature on convertible instruments			166,667			166,667
Foreign currency translation gain				260,665		260,665
Net Income					11,656,594	11,656,594
Balance at March 31, 2019	57,198,365	$57,198	$86,703,402	$233,668	$(61,724,097)	$25,270,171

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income	$546,051	11,656,594
Adjustments to reconcile net income/(loss) to net cash provided/used in operating activities:
Depreciation	124,939	18,761
Amortization	309,597	91,224
Bad debt allowance	221,222	77,649
Inventory excess and obsolescence allowance	(270,710)	31,474
Stock-based compensation expense	1,400,000	1,358,503
Gain on China transaction	144,403	(12,273,213)
Changes in operating assets and liabilities:
Accounts receivable-net	(3,146,415)	(2,565,847)
Inventory	(5,475,308)	(2,363,973)
Prepaid expenses and other current assets	(501,586)	(707,984)
Accounts payable and accrued expenses	2,729,700	(2,070,134)
Deposits/deferred revenue and other current liabilities	102,743	(44,124)
Change in Right to Use and Lease Obligation-net	(2,180)	(2,642)
Net cash used in operating activities	(3,817,544)	(6,793,712)

Cash flows from investing activities:
Purchase of property and equipment	(107,372)	-
Net cash used in investing activities	(107,372)	-

Cash flows from financing activities:
Proceeds from notes payable-related-party, net	-	1,500,000
Principal payments financial lease obligations	(64,082)
Proceeds from exercise of stock options	215,347	24,760
Net cash provided by financing activities	151,265	1,524,760
Effect on exchange rate changes on cash and cash equivalents	(222,930)	288,584
Net (decrease) in cash and cash equivalents	(3,996,581)	(4,980,368)
Cash and cash equivalents at beginning of the period	23,090,682	7,743,181
Cash and cash equivalents at end of the period	$19,094,101	2,762,813
Supplemental disclosures:
Cash paid during period for:
Interest	$136,018	$28,632

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

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

On October 25, 2019, the Company acquired 100% of Func Food Group, Oyj (“Func Food). The Acquisition was structured as a purchase of all of Func Food’s equity shares and a restructuring of Func Food’s pre-existing debt. Func Food was the Nordic distributor for the Company since 2015. Func Food is a marketer and distributor of nutritional supplements, health food products, and beverages (see Note 10).

The Company is engaged in the development, marketing, sale and distribution of “functional” calorie-burning fitness beverages under the Celsius® brand name.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements and the accompanying notes should be read in conjunction with the 10K filed for December 31, 2019. The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated.

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

Reclassification of Prior Year Presentation – Certain prior year amounts in the consolidated statements of cash flows have been reclassified for consistency with the current year presentation. An adjustment has been made to present certain changes in operating assets and liabilities related to the China Settlement as part of the total net changes in operating assets and liabilities, rather than as separately presented items. Additionally, modifications have been made to present the effects of depreciation & amortization, bad debt allowance and inventory excess and obsolescence allowance as adjustments to reconcile net income/(loss) to net cash flows from operating activities, rather than as part of changes in operating assets and liabilities. These reclassifications had no effect on previously reported cash flows from operating, investing, or financing activities.

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

March 31, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the three months ended March 31, 2020 and 2019 all material assets and revenues of the Company were in the United States except as disclosed in Note 3.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At March 31, 2020, the Company had approximately $18.8 million in excess of the Federal Deposit Insurance Corporation limit.

For the three months ended March 31, 2020 and 2019, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2020	2019
A*	23.1%	11.9%
B*	-	17.9%
All other	76.9%	70.2%
Total	100.0%	100.0%

Revenues from customer A are derived from a customer located in the United States. Revenues from all other customers were mainly derived in the United States.

At March 31, 2020 and December 31, 2019, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2020	2019
A**	28.8%	14.1%
B**	-	41.1%
All other	71.2%	44.8%
Total	100.0%	100.0%

*	Revenues from customer A are derived from a customer located in the United States. Revenues from customer B were derived from a customer located in Sweden which was acquired on October 25, 2019. Please refer to note 10, further details. All other revenues customers were mainly derived from the United States.

**	Receivables from customer A are obtained from a customer located in the United States. Receivables from customer B were derived from a customer located in Sweden which was acquired on October 25, 2019. Please refer to note 10, further details.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At March 31, 2020 and 2019, the Company did not have any investments with maturities of three months or less.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2020 and December 31, 2019, there was an allowance for doubtful accounts of $514,000 and $292,400, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory allowance to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of inventory item, then inventory item will be included as part of the allowance during the period being evaluated. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). At March 31, 2020 and December 31, 2019, the Company recorded an allowance of $595,000 and $865,000 respectively. The changes in the allowance are included in cost of revenue.

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

Goodwill — The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. At March 31, 2020, there were no indicators of impairment.

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

March 31, 2020

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

Customer Advances — From time to time the Company requires prepayments for deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer deposits. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies. As of March 31, 2020, these amounts were immaterial.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $2.7 million and $1.2 million, during three months ending March 31, 2020 and 2019, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $123,000 and $103,000 during the three months ending March 31, 2020 and 2019, respectively.

Foreign Currency Translation — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as unrealized exchange gains and losses on intercompany balances of long-term investment nature, are included in Comprehensive Income. The Company incurred foreign currency translation losses during the three months ended March 31, 2020 of approximately $115,000 and a gain of approximately $261,000 during the three months ended March 31, 2019. Our operations in different countries required that we transact in the following currencies:

Chinese-Yuan

Norwegian-Krone

Swedish-Krona

Finland-Euro

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, intangible assets, accounts payable, accrued expenses, and notes payable approximates fair value due to their relative short-term maturity and market interest rates.

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at March 31, 2020 and December 31, 2019.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company’s tax returns for tax years in 2017 through 2019 remain subject to potential examination by the taxing authorities.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

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

	For the three months ended March 31,
	2020	2019
Net income (loss)	$546,051	11,656,594
Adjustments for diluted earnings:
Income (Loss) per share:
Basic	$0.01	0.20
Diluted	$0.01	0.19
Weighted average shares outstanding:
Basic	69,284,307	57,155,445
Diluted	70,339,416	61,687,409

Share-Based Payments — The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017. As of March 31, 2020, total shares available are 1,013,075.

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for three months ended March 31, 2020 and 2019 was $2.1 million and $1.3 million, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on our consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. Adoption of this ASU did not have a material effect on our consolidated financial statements.

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position with the exception of the updated previously disclosed above, there have been no new accounting pronouncements not yet effective that have significance to our consolidated financial statements.

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At March 31, 2020, the Company had an accumulated deficit of $62,863,380 which includes a net income of $546,051 for the three months ended March 31, 2020. During the three months ending March 31, 2020 the Company net cash used in operating activities of $3,817,544.

If our sales volumes do not meet our projections, expenses exceed our expectations, our plans change, we may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, we may be required to adjust our business plan, by reducing marketing, lower our working capital requirements and reduce other expenses or seek additional financing. Furthermore, our business and results of operations may be adversely affected by changes in the global macro-economic environment related to the pandemic and public health crises related to the COVID-19 outbreak. Please refer to the Item 1.A. Risk Factors, for further details regarding this situation.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

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

Information about the Company’s net sales by geographical location for the three months ended March 31, 2020 and 2019 are as follows:

	For the three months ended
	March 31,	March 31,
	2020	2019
North America	$19,359,169	$11,397,862
Europe	8,500,852	2,999,664
Asia	268,292	52,764
Other	56,576	35,360
Net sales	$28,184,889	$14,485,650

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

The Company recognizes revenue from the agreement over time because the customer simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because its efforts in providing the exclusive license rights and ongoing support occur on a generally even basis throughout the year. Total revenue recognized under the agreement was approximately $190,000 for the three months ended March 31, 2020 and is reflected in the Company’s Asia reporting segment which was determined by the minimum royalties due during first year, as per the licensing agreement.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

4.	INVENTORIES

Inventories consist of the following at:

	March 31,	December 31,
	2020	2019

Finished goods	$18,166,171	$12,990,044
Raw Materials	3,467,034	3,167,853
Less: Inventory allowance for excess and obsolete products	(594,838)	(865,548)
Inventories	$21,038,367	$15,292,349

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $4.7 million and $4.2 million at March 31, 2020 and December 31, 2019, respectively, consist mainly of prepaid advertising, prepaid insurance, prepaid slotting fees and net deposits on purchases.

6.	NOTE RECEIVABLE

Note receivable consists of the following at:

	March 31,	December 31,
	2020	2019

Note Receivable-current	$1,157,754	$1,181,116
Note Receivable-non-current	10,416,120	10,630,041
Total Note Receivable	$11,573,874	$11,811,157

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

Scheduled principal payments plus accrued interest are due annually on March 31 of each year starting in 2020. The Note is recorded at amortized cost basis and accrues interest at a rate per annum equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. For the three months ended March 31, 2020, the weighted average interest rate was 3.32% and interest income was $97,500.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

6.	NOTE RECEIVABLE (Continued)

The Company assesses the Note for impairment periodically by evaluating whether it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the Note agreement, based on historical experience about Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At March 31, 2020, the Note was not deemed to be impaired.

The first installment of the note in the amount of RMB 13,253,093 was due on March 31, 2020. We were requested to provide a 3-month consideration to delay payment until June 30, 2020, due to the impact of the health crisis in China. For this consideration, a guarantee was obtained for the full amount of the first-installment and offers as collateral stock certificates in Celsius Holdings, Inc., which amount to 570,412 shares. The consideration was provided and therefore payment in full of the first installment is expected to be provided on June 30, 2020.

7.	LEASES

The Company’s leasing activities include an operating lease of its corporate office space from a related party (see Note 14) and several other operating and finance leases of vehicles and office space for the Company’s European operations.

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

At lease commencement, the Company records a lease liability equal to the present value of the remaining lease payments, discounted using the rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. A corresponding right-of-use asset (“ROU asset”) is recorded, measured based on the initial measurement of the lease liability. ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the shorter of the useful life of the asset or the lease term, and interest expense is calculated using the effective interest rate method.

The following is a summary of lease cost recognized in the Company’s consolidated statements of operations:

	Three months ended		Three months ended
	March 31, 2020		March 31, 2019
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Lease cost in general and administrative expenses:
Operating lease expense	$95,904	$-	$40,000	$-
Amortization of finance lease ROU assets		137,165	-	-
Total lease cost in general and administrative expenses	95,904	137,165	40,000	-

Lease cost in other expense:
Interest on finance lease liabilities	-	3,596	-	-
Total lease cost in other expense	-	3,596	-	-

Total lease cost	$95,904	$140,761	$40,000	-

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

The following is a summary of the impact of the Company’s leases on the consolidated statements of cash flows:

	Three months ended
	March 31,
	2020	2019
Leasing activity in cash flows from operating activities:
Operating leases	(96,084)	37,357
Interest payments on finance lease liabilities	3,596	-
Total leasing activity in cash flows from operating activities	99,680	37,357

Leasing activity in cash flows from financing activities:
Principal payments on finance lease liabilities	64,082	-
Total leasing activity in cash flows from financing activities:	64,082	-

The future annual minimum lease payments required under the Company’s leases as of March 31, 2020 are as follows:

	Three months ended March 31,
	2020	2019
Weighted average remaining lease term (years) - operating leases	1.3	1.6
Weighted average remaining lease term (years) - finance leases	1.0	-
Weighted average discount rate - operating leases	4.95%	5.00%
Weighted average discount rate - finance leases	3.45%	-%

	Operating	Finance
Future minimum lease payments	Leases	Leases	Total
2020	$243,295	$238,257	$481,552
2021	133,309	122,858	256,167
2022	9,577	49,191	58,768
Total future minimum lease payments	386,181	410,306	796,487
Less: Amount representing interest	(11,003)	(9,005)	(20,008)
Present value of lease liabilities	375,178	401,301	776,479
Less: current portion	(310,935)	(276,755)	(587,690)
Long-term portion	$64,243	$124,546	$188,789

8.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31,	December 31,
	2020	2019

Furniture and equipment	$532,575	$529,550
Less: accumulated depreciation	(417,251)	(396,661)
Total	$115,324	$132,889

Depreciation expense amounted to $124,939 and $18,761 for the three months ended March 31, 2020 and 2019, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

9.	GOODWILL AND INTANGIBLES

Goodwill consists of approximately $10,023,806 resulting from the excess of the consideration paid and the fair value of net tangible and intangible assets acquired from the Func Food Acquisition (see Note 10). There was no activity related to goodwill during the three months ended March 31, 2020 or 2019.

Intangible assets consist of acquired customer relationships and brands from the Func Food Acquisition. The gross carrying amount and accumulated amortization of intangible assets were as follows as of March 31, 2020 and 2019:

	March 31,	December 31,
	2020	2019
Intangible assets subject to amortization
Customer relationships gross carrying amount	$14,006,244	$14,006,244
Less: accumulated amortization	(143,528)	-
Total	$13,862,716	$14,006,244

Intangible assets not subject to amortization
Brands total carrying amount	$3,166,756	$3,166,756
Total Intangibles	$17,029,472	$17,173,000

Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life. Amortization expense for the three months ended March 31, 2020 was $143,528. There was no amortization expense related to intangible assets for the three months ended March 31, 2019.

Other fluctuations in the amounts of intangible assets are due to currency translation adjustments.

The following is the future estimated amortization expense related to customer relationships:

As of March 31, 2020:
2020	$430,584
2021	574,112
2022	574,112
2023	574,112
2024	574,112
Thereafter	11,135,684
$13,862,716

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

10.	ACQUISITION-EUROPEAN OPERATIONS

The Company acquired 100% of Func Food Group, Oyj (“Func Food”) on October 25, 2019 (the “Acquisition”). The Acquisition was structured as a purchase of all of Func Food’s equity shares and a restructuring of Func Food’s pre-existing debt. Total consideration was $27,060,701, which consisted of approximately $14,188,000 in cash, $8,357,000 of newly issued bonds (see Note 13) and $4,516,000 related to the settlement of a pre-existing debt. In addition to the aforementioned bond issuance, the Company financed the acquisition by issuing new common shares.

Func Food is a marketer and distributor of nutritional supplements, health food products, and beverages that support sport activities and healthy living and lifestyles in Finland, Sweden, and Norway. Func Food has been the Nordic distributor of Celsius products since 2015 and, as a result of the acquisition, the Company expects to further increase its Nordic market share by leveraging collaborations, revamping its marketing strategy and focusing on core products. It also expects to reduce costs through economies of scale.

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

The amounts of revenue and earnings of Func Food included in the Company’s consolidated income statement for the three months ended March 31, 2020 are $8,500,000 million and $0 million, respectively.

On a pro forma basis, if the acquisition had occurred on January 1, 2019, the Company’s total consolidated revenue and earnings for the twelve months ended December 31, 2019 would have been $21.5 million and $8.7, respectively. Pro forma earnings include adjustments to reflect the additional amortization that would have been charged for the intangible assets recognized in the acquisition.

Pro forma earnings also include approximately $2.2 million of historical, non-recurring charges of Func Food that are not expected to have an ongoing effect after the Acquisition. These non-recurring charges consist of $0.7 million of inventory impairment charges, $0.1 million of restructuring charges, and $1.4 million of incremental interest expense on Func Food’s historical debt that was restructured as part of the Acquisition. Consequently, pro forma earnings for the three months ended March 31, 2019 earnings would have amounted to $10.9 million had these non-recurring expenses not been incurred.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

11.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31,	December 31,
	2020	2019

Accounts payable	$11,169,316	$10,159,900
Accrued expenses	8,715,866	7,132,747
Total	$19,885,182	$17,292,647

12.	OTHER LIABILITIES

Other current liabilities consist of the following at:

	March 31,	December 31,
	2020	2019
Other Liabilities-State Beverage Container Deposit	$160,646	$107,399
Total	$160,646	$107,399

13. BONDS PAYABLE

Bonds payable consists of the following as of:

	March 31,	December 31,
	2020	2019
Bonds issued as part of the purchase consideration to acquire Func Food (see Note 10). The Bonds are Euro-denominated, unregistered, and were issued on October 25, 2019 at an initial nominal amount of approximately $9.1 million, less discount and issuance costs of approximately $0.7 million. The Bonds accrue interest at a stated interest rate of 6.00% per annum, due semi-annually in arrears, with the first interest payment due on April 30, 2020. The maturity date of the Bonds is October 30, 2020. The Bonds are carried at the nominal amount, less any unamortized discount and issuance costs. The discount is amortized using the effective interest rate method. As of March 31, 2020, the unamortized balance of the discount is approximately $261,000. Amortization of the discount was approximately $109,000 for the three months ended March 31, 2020. The bond issuance costs amounted to $229,250. The issuance costs are being amortized over a straight-line basis, given the short-term nature and that it does not result in a material difference from applying the effective interest rate method. Amortization of the bond issuance costs for the three months ended March 31, 2020 was $57,000. Fluctuations in currency resulted in a translation gain of $200,598, for the three months ended March 31, 2020 and a translation loss of $398,000 from inception to December 31, 2019.

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

The Bonds are unsubordinated and are guaranteed by Func Food and its direct and indirect subsidiaries. The Bonds are secured by substantially all the assets of Func Food. The Bonds contain certain financial covenants that are specific to Func Food, mainly related to minimum cash requirements at the end of each quarter. As of March 31, 2020, Func Food is in compliance with these covenants.	$8,599,750	$8,634,279
Total Bonds Payable	$8,599,750	$8,634,279

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

14.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our major shareholders. Currently, the lease expires on October 2020 with monthly rent of $12,826. The rental fee is commensurate with other properties available in the market.

15.	STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to exercise of stock options

During the three months ended March 31, 2020, the Company issued an aggregate of 337,949 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $215,347 for 133,921 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

During the three months ended March 31, 2019, the Company issued an aggregate of 195,857 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $24,760 for 80,750 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

Issuance of common stock pursuant to public placement

On March 16, 2019 the Company issued 7,986,110 in a public placement and obtained gross proceeds of $28,749,996 and paid $1,585,000 in commissions & fees and incurred in $209,559 of expenses related to the capital raise thereby resulting in net-proceeds in the amount of $26,955,437.

Conversion of Notes Payable into common stock

On March 16, 2019, the company had three Notes Payable outstanding with related parties for a total principal value of $10 million. As per the terms of the agreements, the principal values of notes payable and any accrued but unpaid interest are convertible into common stock of the Company. Moreover, also as per the terms of the agreements, in the event of financing greater than $25.0 million, the principal value of the notes and any accrued but unpaid interest are automatically converted into the company’s common stock. As result of the public financing which raised $27,063,779, the principal balance of the notes payable and the accrued but unpaid interest were converted resulting in the issuance of 3,196,460, shares of common stock. The shares were issued at the contractual conversion prices per the loan agreements.

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

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017. As of March 31, 2020, 1,013,075 shares are available.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

16.	STOCK-BASED COMPENSATION (Continued)

Under the 2015 Stock Option Plan the Company has issued options to purchase approximately 6.36 million shares at an average price of $3.83 per share with a fair value of $2.94 million. For the three months ended March 31, 2020 and 2019, the Company issued options to purchase 285,000 and 1.27 million shares. For the three months ended March 31, 2020 and 2019, the Company recognized an expense of approximately $1,400,000 and $1,359,000 respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of March 31, 2020, the Company had approximately $4,400,000 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 3 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. There are options to purchase approximately 2.86 million shares that are vested as of March 31, 2020.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Three months ended March 31,
	2020	2019
Expected volatility	69.18%-81.11%	71%-121%
Expected term	4.84-5.00 Years	4.02-4.64 Years
Risk-free interest rate	1.35% - 1.39%	2.55% - 2.72%
Forfeiture Rate	0.00%	0.00%

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

A summary of the status of the Company’s outstanding stock options as of March 31, 2020 and changes during the period ending on that date is as follows:

		Weighted Average	Aggregate Intrinsic	Average
	Shares	Exercise	Value	Remaining
	(000’s)	Price	(000’s)	Term (Yrs)
Options
Balance at December 31, 2019	6,528	$3.58	$8,978	6.58
Granted	285	$5.59
Exercised	(319)	$1.10
Forfeiture and cancelled	(129)	$3.46
Balance at March 31, 2020	6,364	$3.83	$4,751	6.11

Exercisable at March 31, 2020	3,640	$3.61

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

16.	STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about employee stock options outstanding at March 31, 2020:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding			Exercisable
	at	Weighted	Weighted	at	Weighted	Weighted
	March 31,	Average	Average	March 31,	Average	Average
Range of	2020	Remaining	Exercise	2019	Exercise	Remaining
Exercise Price	(000’s)	Term	Price	(000’s)	Price	Term
$0.20 - $0.53	259	3.30	$0.30	259	$0.30	3.30
$0.65 - $1.80	77	4.91	$1.05	77	$1.05	4.91
$1.83 - $2.84	520	2.44	$2.04	520	$2.04	2.44
$3.20 - $6.20	5,508	7.47	$4.45	2,002	4.45	5.73
$7.20 - $22.00	0	0	$0	0	$0	0
Outstanding options	6,364	6.86	$3.54	2,857	$3.54	4.89

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended March 31, 2020 and 2019 is presented in the following table:

	For the Three Months ended
	March 31, 2020		March 31, 2019
		Weighted		Weighted
		Average		Average
	(000’s)	Grant Date	(000’s)	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	123,334	$3.34	38,889	$—
Granted	3,916	5.59	—	3.64
Vested	(3,916)	5.59	8,333	—
Unvested at end of period	123,334	$3.34	30,556	$3.64

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of March 31, 2020 was $0.00.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

17.	COMMITMENTS AND CONTINGENCIES

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

On January 24, 2020, Evlution Nutrition, LLC filed suit against Celsius Holdings, Inc., Case No. 0:20-cv-60159-BB, pending in federal court for the Southern District of Florida, for trademark infringement (the “Evlution Litigation”). Evlution asserts that Celsius’ BCAA dietary supplement product’s use of BCAA + ENERGY infringes upon Evlution’s registered trademarks. The Company believes that Evlution’s trademarks are invalid, merely descriptive, and unenforceable and Celsius has filed a cancellation proceeding regarding those trademarks with the Trademark Trial and Appeal Board, which has been stayed, but Celsius reasserted these claims in counterclaims filed in the Evlution Litigation. The Company intends to defend against Evlution’s claims vigorously. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of March 31, 2020.

Additionally, our business and results of operations may be adversely affected by the pandemic and public health crises related to the COVID-19 outbreak which is affecting the macro-economic environment. Please refer to Item 1.A. Risk Factors for further details.

18.	SUBSEQUENT EVENTS

In February 2020, the Company’s board of directors and majority shareholders authorized an increase in the number of shares of common stock which the Company is authorized to issue from 75 million shares to 100 million shares. Following compliance with Securities and Exchange Commission shareholder disclosure requirements, the amendment to the Company’s articles of incorporation to increase its authorized common stock was effective on May 5, 2020.

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

Potential Effects of the Coronavirus Pandemic on the Company’s Business

See “Part II – Item 1.A. Risk Factors” for disclosure with respect to the potential effects of the Coronavirus pandemic on the Company’s business and additional risk factors with respect thereto.

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Revenue

For the three months ended March 31, 2020, revenue was approximately $28.2 million, an increase of $13.7 million or 95% from $14.5 million for the first quarter in 2019. The revenue increase of 95% was attributable to continued strong growth of 70% in North American revenues, reflecting double digit growth from both existing accounts and new distribution expansion and expansion at world class retailers. European revenue growth was 183%, from the three months ended March 31, 2019, to the 2020 quarter reflecting the full financial impact of consolidation of the results of operations of Func Food Group, Oyj (“Func Food”), our European distribution partner whom we acquired in October 2019. Asian revenues also grew of $215,500 from the comparable quarter in 2019. Asian results for the first quarters of 2020 and 2019 are now comparable as both periods give effect to the change in our China business model to a royalty and license fee arrangement, effective January 1, 2019. The total increase in revenue from the 2019 quarter to the 2020 quarter was primarily attributable to an increase in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by segment and changes therein for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
Revenue Source	2020	2019	Change

Total Revenue	$28,184,889	$14,485,650	95%

North American Revenue	$19,359,169	$11,397,862	70%

European Revenue	$8,500,852	$2,999,664	183%

Asian Revenue	$268,292	$52,764	408%

Other	$56,576	$35,360	60%

Gross profit

For the three months ended March 31, 2020, gross profit increased by approximately $7.3 million or 127% to $13.0 million, from $5.7 million for the same quarter in 2019. Gross profit margins for the three months ended March 31, 2020, were 46.1% which compared favorably to gross profit margins of 39.5%. for the first quarter of 2019. The increase in gross profit in the 2020 quarter, from the 2019 quarter reflects the impact of the consolidation of the operating results of Func Food and is primarily attributable to increases in sales volume from the 2019 quarter to the 2020 quarter, as opposed to increases in product pricing.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2020 were approximately $7.5 million, an increase of approximately $3.9 million or 108% from approximately $3.6 million in the same period in 2019. This increase reflects the impact of the consolidation of the operating results of Func Food following its October 2019 acquisition by the Company. Consequently, our marketing investments reflected a 132% or $1.6 million increase. Similarly, all other sales and marketing expenses give effect to increases related to the consolidation of Func Food operations. Specifically, employee costs increased of $1.5 million or 114% from the 2019 quarter to the 2020 quarter, and also reflect investments in human resources to properly service our markets. Moreover, due to the increase in business volume from the 2019 quarter to the 2020 quarter, our support to distributors and investments in trade activities increased by $353,000 and our storage and distribution costs increased by $486,000.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2020 were approximately $4.2 million, an increase of approximately $1.6 million or 62%, from $2.6 million for the three months ended March 31, 2019. This increase similarly reflects the impact of the consolidation of Func Food’s operations which were not present in the results for the 2019 quarter. As such, administrative expenses reflected an increase of $1.1 million, which included an addition of $221,000 to our bad debt reserve, in order to cover potential collectability risks associated with the Covid-19 situation. Employee costs for the three months ended March 31, 2020, reflected an increase of $302,000 or 47%, not only attributable to the consolidation of Func Food operations, but also giving effect to investments in resources in order to properly support our higher business volume. All other increases for general and administrative expenses were $232,200 from the 2019 quarter to the 2020 quarter. These increases mostly resulted from higher depreciation and amortization of $110,000, stock option expense of $41,500 and research and development costs of $20,000.

Other income/(expense)

Total other expenses for the three months ended on March 31, 2020 were $0.7 million, which reflects an increase of $12.9 million as the prior year results included a gain of $12.2 million mainly related to the recognition of a note receivable from our Chinese licensee. The note receivable arose in connection with the change in our China business model to a royalty and license fee arrangement effective January 1, 2019, whereby our Chinese Licensee agreed to repay the market investment Celsius made into China over a five-year period, under an unsecured, interest-bearing promissory note. Furthermore, the results for the 2020 quarter include amortization expenses of $309,600, interest expense on bonds payable and financial lease obligations of $273,200, realized foreign exchange losses of $78,000 and all other items amount to a net expense of $41,500.

Net Income/(Loss)

As a result of the above, for the three months ended March 31, 2020, net income was $546,100 or $0.01 per share based on a weighted average of 69,284,307 shares outstanding and dilutive earnings per share of $0.01 based on a fully-dilutive weighted average of 70,339,416 shares outstanding, which includes the dilutive impact of outstanding stock options to purchase 1,055,109 shares. In comparison, for the three months ended March 31, 2019, the Company had net income of approximately $11.7 million or $0.20 per share, based on a weighted average of 57,155,445 shares outstanding and dilutive earnings per share of $0.19 based on a fully-dilutive weighted average of 61.687.409 shares outstanding, which includes the dilutive impact of convertible debt and outstanding stock options to purchase 4,531,964 shares.

Liquidity and Capital Resources

As of March 31, 2020, and December 31, 2019, we had cash of approximately $19.1 million and $23.1 million, respectively, and working capital of approximately $27.4 million and $24.8 million, respectively. Cash used in operations during the three months ended March 31, 2020 and March 31, 2019, totaled approximately $3.8 million and $6.8 million, respectively, mainly reflecting investments in inventory, pre-payments & deposits and increase in accounts receivable.

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

Our current operating plan for the next twelve (12) months reflects sufficient financial resources, notwithstanding the potential effects of the Covid-19 pandemic and we do not contemplate obtaining additional financing.

Off Balance Sheet Arrangements

As of March 31, 2020, and December 31, 2019, we had no off-balance sheet arrangements.

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective in that (a) we maintain records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) our records provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (c) our records provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Item 1.A. Risk Factors

The disclosure below amends and expands a number of the risk factors set forth in “Item 1.A -Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 to disclose the potential effects of the Coronavirus pandemic on the Company’s business. These risks and uncertainties, along with those previously disclosed in the Annual Report, could materially adversely affect our business or financial results.

Risks Relating to our Business

Deterioration of general economic conditions could harm our business and results of operations.

Our business and results of operations may be adversely affected by changes in the global macro-economic environment which may also reflect the negative impacts caused by pandemic and public health crises related to the COVID-19 outbreak. These macro-economic aspects may also impact inflation, currency exchange rates, interest rates, availability of capital markets, consumer demand, distribution and raw material costs.

Volatility in the financial markets and deterioration of global economic conditions could impact our business and operations in several ways, including the following:

●	Purchasing power of consumers may be reduced thereby affecting demand for our products;

●	Restrictions related to social distancing and other activities may limit the opportunity for our clients and consumers to purchase our products;

●	If a significant number of our employees are unable to work, including illness or travel restrictions in connection with COVID-19, our operations may be negatively impacted;

●	A shutdown of multiple co-packer facilities in connection with COVID-19, may affect our product availability;

●	Decreased demand for our products due to significant unemployment as a result of COVID-19 and macro-economic environment;

●	Limitations regarding our raw materials and other input components could substantially impact the availability of our products; and

●	If needed, it may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt, in each case, on terms and within a time period acceptable to us.

Disruption of our supply chain could have an adverse impact on our business, financial condition, and results of operations.

Our ability to commercialize our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, due to pandemics (such as the coronavirus (COVID-19) outbreak) and related aspects or other reasons beyond our control or the control of our suppliers and business partners, could impair our operations.

We are closely monitoring the COVID-19 outbreak and its potential impact on our supply chain, distribution and our consolidated results of operations. While we do not expect that the COVID-19 outbreak will have a significant adverse effect on our business, financial condition, or operations at this time, we are unable to accurately predict the impact that COVID-19 will have due to the uncertainties which include the ultimate geographic spread of the virus, the intensity of the virus, the duration of the outbreak, and/or actions that may be taken by governmental agencies.

We rely on our management team and other key personnel.

We depend on the skills, experience, relationships, and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals also depends on our ability to recruit, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract and retain additional talented personnel. Any such loss or failure could adversely affect our product sales, financial condition, and operating results.

In particular, our continued success will depend in part, on our ability to retain the talents and dedication of key employees. If key employees finalize their employment, become ill as a result of the COVID-19 pandemic, or if an insufficient number of employees is retained to maintain effective operations, our business may be adversely affected and our management team may be distracted. Furthermore, we may not be able to locate suitable replacements for any of our key employees who leave or be able to offer employment to potential replacements on reasonable terms, all of which could adversely affect our procurement & distribution processes, sales & marketing activities, financial processes & condition and results of operations.

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

CELSIUS HOLDINGS, INC.

Dated: May 12, 2020	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2020	By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (Principal Financial and Accounting Officer)