Form 10-Q
period 2020-06-30
Celsius Holdings, Inc.
filed 2020-08-06
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 6, 2020 was 69,585,628 shares.

i

PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2020 (Unaudited)	December 31, 2019 (1)
ASSETS

Current assets:
Cash	$20,110,815	$23,090,682
Accounts receivable-net (note 2)	12,221,985	7,774,618
Note receivable-current (note 6)	1,742,841	1,181,116
Inventories-net (note 4)	23,512,418	15,292,349
Prepaid expenses and other current assets (note 5)	4,312,554	4,170,136
Total current assets	61,900,613	51,508,901

Notes Receivable (note 6)	8,714,205	10,630,040
Property and equipment-net (note 8)	398,315	132,889
Right of use assets	524,150	809,466
Long term security deposits	53,523	104,134
Intangibles (note 9)	16,888,970	17,173,000
Goodwill (note 9)	10,419,321	10,023,806
Total Assets	$98,899,097	$90,382,236

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 11)	$20,149,301	$17,292,647
Lease liability obligation (note 7)	411,946	649,074
Bonds payable-net (note 13)	8,953,266	8,634,279
Other current liabilities (note 12)	561,617	107,399
Total current liabilities	30,076,130	26,683,399

Long-term liabilities:
Lease liability obligation (note 7)	203,101	239,848
Total Liabilities	30,279,231	26,923,247

Commitments and contingences (note 17)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 69,562,501 and 68,941,311 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively (note 15)	69,563	68,942
Additional paid-in capital	130,832,040	127,552,998
Accumulated other comprehensive loss	(976,691)	(753,520)
Accumulated deficit	(61,305,046)	(63,409,431)
Total Stockholders’ Equity	68,619,866	63,458,989
Total Liabilities and Stockholders’ Equity	$98,899,097	$90,382,236

(1)	Derived from Audited Consolidated Financial Statements

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenue (note 3)	$30,037,227	$16,121,929	$58,222,116	$30,607,579
Cost of revenue (note 2)	17,024,412	9,255,898	32,207,118	18,020,490
Gross profit	13,012,815	6,866,031	26,014,998	12,587,089

Selling and marketing expenses	7,866,871	5,561,939	15,372,918	9,162,942
General and administrative expenses	3,654,718	2,432,746	7,902,571	5,054,848
Total operating expenses	11,521,589	7,994,685	23,275,489	14,217,790

Income/(loss) from operations	1,491,226	(1,128,654)	2,739,509	(1,630,701)

Other Income (Expense):
Interest income on note receivable (note 6)	92,485	95,377	190,019	191,770
Interest on notes	-	(122,714)	-	(243,108)
Interest expense on bonds	(111,419)	-	(247,437)	-
Interest on other obligations	(9,981)	(4,017)	(9,981)	(8,648)
Amortization of discount on notes payable	-	(92,883)	-	(178,823)
Amortization of discount on bonds payable	(161,382)	-	(327,451)	-
Amortization of intangibles	(140,502)	-	(284,030)	-
Amortization of financial leases	(102,399)	-	(239,564)	-
Other miscellaneous income	29,863	-	35,203	-
Gain on lease cancellations	152,112	-	152,112	-
Realized foreign exchange (loss)	197,028	-	119,105	-
Gain/(loss) on investment repayment-China (Note Receivable Note 6)	121,303	(220,404)	(23,100)	12,052,809
Total other income (expense)	67,108	(344,641)	(635,124)	11,814,000

Net Income/(Loss)	1,558,334	(1,473,295)	2,104,385	10,183,299

Other comprehensive loss:
Unrealized foreign currency translation losses	(108,681)	(277,157)	(223,171)	(16,490)
Comprehensive Income/(loss)	1,449,653	(1,750,452)	1,881,214	10,166,809

Income (Loss) per share:
Basic	$0.02	$(0.03)	$0.03	$0.18
Diluted	$0.02	$(0.03)	$0.03	$0.17
Weighted average shares outstanding:
Basic	69,396,377	57,336,117	69,444,655	57,267,622
Diluted [1]	71,473,065	57,336,117	71,073,534	61,817,621

(1)	Please refer to Earnings Per Share section for further details

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2020

(Unaudited)

				Accumulated
			Additional	Other-
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2019	68,941,311	$68,942	$127,552,998	$(753,520)	$(63,409,431)	$63,458,989
Stock option expense			1,400,000			1,400,000
Issuance of common stock pursuant to exercise of stock options-Cashless	204,028	204	(204)			-
Issuance of common stock pursuant to exercise of stock options-Cash	133,921	134	215,213			215,347
Foreign currency translation loss				(114,490)		(114,490)
Net Income					546,051	546,051
Balance at March 31, 2020	69,279,260	$69,280	$129,168,007	$(868,010)	$(62,863,380)	$65,505,897
Stock option expense			1,174,999			1,174,999
Issuance of common stock pursuant to exercise of stock options-Cashless	106,327	106	(106)			-
Issuance of common stock pursuant to exercise of stock options-Cash	176,914	177	489,140			489,317
Foreign currency translation loss				(108,681)		(108,681)
Net Income					1,558,334	1,558,334
Balance at June 30, 2020	69,562,501	$69,563	$130,832,040	$(976,691)	$(61,305,046)	$68,619,866

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2019

(Unaudited)

				Accumulated
			Additional	Other-
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2018	57,002,508	$57,003	$85,153,667	$(26,997)	$(73,380,691)	$11,802,982
Stock option expense			1,358,503			1,358,503
Issuance of common stock pursuant to exercise of stock options-Cashless	115,107	115	(115)			-
Issuance of common stock pursuant to exercise of stock options-Cash	80,750	80	24,680			24,760
Beneficial conversion Feature on convertible instruments			166,667			166,667
Foreign currency translation gain				260,665		260,665
Net Income					11,656,594	11,656,594
Balance at March 31, 2019	57,198,365	$57,198	$86,703,402	$233,668	$(61,724,097)	$25,270,171
Stock option expense			1,095,792			1,095,792
Issuance of common stock pursuant to exercise of stock options-Cashless	79,488	80	(80)			-
Issuance of common stock pursuant to exercise of stock options-Cash	93,334	93	122,574			122,667
Foreign currency translation gain				(256,974)		(256,974)
Net Income					(1,473,295	(1,473,295
Balance at June 30, 2019	57,371,187	$57,371	$87,921,688	$(23,306)	$(63,197,392)	$24,758,361

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$2,104,385	10,183,299
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	50,351	34,803
Amortization	851,045	183,493
Bad debt allowance	221,182	69,322
Inventory excess and obsolescence allowance	(137,370)	185,143
Stock-based compensation expense	2,574,999	2,454,295
Gain on China transaction	23,100	(12,052,809)
Gain on lease cancellations	(152,112)	-
Changes in operating assets and liabilities:
Accounts receivable-net	(4,668,549)	(2,561,721)
Inventory	(8,082,699)	449,654
Prepaid expenses and other current assets	(142,419)	(1,486,418)
Accounts payable and accrued expenses	2,856,654	(1,851,333)
Deposits/deferred revenue and other current liabilities	109,313	(95,071)
Change in Right to Use and Lease Obligation-net	146,042	-
Net cash used in operating activities	(4,246,078)	(4,487,343)

Cash flows from investing activities:
Proceeds from note receivable	1,331,011	-
Purchase of property and equipment	(315,777)	(23,076)
Net cash used in investing activities	1,015,234	(23,076)

Cash flows from financing activities:
Proceeds from notes payable-related-party, net	-	1,500,000
Principal payments financial lease obligations	(222,052)	-
Proceeds from exercise of stock options	704,664	147,427
Net cash provided by financing activities	482,612	1,647,427
Effect on exchange rate changes on cash and cash equivalents	(231,635)	(48,498)
Net (decrease) in cash and cash equivalents	(2,979,867)	(2,911,490)
Cash and cash equivalents at beginning of the period	23,090,682	7,743,181
Cash and cash equivalents at end of the period	$20,110,815	4,831,691
Supplemental disclosures:
Cash paid during period for:
Interest	$257,418	$59,986
Non-cash investing and financing activities:
European Acquisition Adjustment:
Goodwill	$395,515	-
Other liabilities	(395,515)	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

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

On October 25, 2019, the Company acquired 100% of Func Food Group, Oyj (“Func Food”). The Acquisition was structured as a purchase of all of Func Food’s equity shares and a restructuring of Func Food’s pre-existing debt. Func Food was the Nordic distributor for the Company since 2015. Func Food is a marketer and distributor of nutritional supplements, health food products, and beverages (see Note 10).

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

June 30, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the six months ended June 30, 2020 and 2019 all material assets and revenues of the Company were in the United States except as disclosed in Note 3.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At June 30, 2020, the Company had approximately $18.8 million in excess of the Federal Deposit Insurance Corporation limit.

For the six months ended June 30, 2020 and 2019, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2020	2019
A*	17.4%	12.7%
B*	-	13.9%
All other	82.6%	73.4%
Total	100.0%	100.0%

*	Revenues from customer A are derived from a customer located in the United States. Revenues from customer B were derived from a customer located in Sweden which was acquired on October 25, 2019. Please refer to note 10, for further details. All other revenues were mainly derived from customers in the United States.

At June 30, 2020 and December 31, 2019, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2020	2019
A**	26.2%	8.6%
B**	-	35.9%
All other	73.8%	55.5%
Total	100.0%	100.0%

**	Receivables from customer A are obtained from a customer located in the United States. Receivables from customer B were derived from a customer located in Sweden which was acquired on October 25, 2019. Please refer to note 10, for further details.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At June 30, 2020 and 2019, the Company did not have any investments with maturities of three months or less.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2020 and December 31, 2019, there was an allowance for doubtful accounts of $514,000 and $292,400, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory allowance to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of inventory item, then inventory item will be included as part of the allowance during the period being evaluated. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). At June 30, 2020 and December 31, 2019, the Company recorded an allowance of $728,000 and $865,000 respectively. The changes in the allowance are included in cost of revenue.

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

Goodwill — The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. At June 30, 2020, there were no indicators of impairment.

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

June 30, 2020

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

Customer Advances — From time to time the Company requires prepayments for deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer deposits. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies. As of June 30, 2020, these amounts were immaterial.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $5.9 million and $3.5 million, during six months ending June 30, 2020 and 2019, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $231,000 and $161,000 during the six months ending June 30, 2020 and 2019, respectively.

Foreign Currency Translation — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as unrealized exchange gains and losses on intercompany balances of long-term investment nature, are included in Comprehensive Income. The Company incurred foreign currency translation losses during the six months ended June 30, 2020 of approximately $223,000 and a loss of approximately $16,500 during the six months ended June 30, 2019. Our operations in different countries required that we transact in the following currencies:

Chinese-Yuan

Norwegian-Krone

Swedish-Krona

Finland-Euro

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at June 30, 2020 and December 31, 2019.

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

June 30, 2020

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

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income (loss) available to common stockholders	$1,558,334	$(1,473,295)	$2,104,385	$10,183,299
Adjustments for diluted earnings
Interest expense on convertible notes	-	-	-	243,108
Amortization of discount on notes payable	-	-	-	178,823
Diluted net income (loss) available to common stockholders	$1,558,334	$(1,473,295)	$2,104,385	$10,605,230

Income (Loss) per share:
Basic	$0.02	$(0.03)	$0.03	$0.18
Diluted	$0.02	$(0.03)	$0.03	$0.17
Weighted average shares outstanding:
Basic	69,396,377	57,336,117	69,444,655	57,267,622
Diluted	71,473,065	57,336,117	71,073,534	61,817,621

Share-Based Payments — The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017. As of June 30, 2020, total shares available are 998,075.

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for six months ended June 30, 2020 and 2019 was $4.2 million and $2.7 million, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

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

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At June 30, 2020, the Company had an accumulated deficit of $61,305,046 which includes a net income of $2,104,385 for the six months ended June 30, 2020. During the six months ending June 30, 2020 the Company net cash used in operating activities of $ 4,246,078

If our sales volumes do not meet our projections, expenses exceed our expectations, our plans change, we may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, we may be required to adjust our business plan, by reducing marketing, lower our working capital requirements and reduce other expenses or seek additional financing. Furthermore, our business and results of operations may be adversely affected by changes in the global macro-economic environment related to the pandemic and public health crises related to the COVID-19 outbreak. Please refer to the Item 1.A. Risk Factors, for further details regarding this situation.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

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

Information about the Company’s net sales by geographical location for the six months ended June 30, 2020 and 2019 are as follows:

	For the six months ended
	June 30,	June 30,
	2020	2019
North America	$40,192,360	$25,841,837
Europe	17,272,080	4,260,977
Asia	594,384	434,045
Other	163,292	70,720
Net sales	$58,222,116	$30,607,579

License Agreement

In January 2019, the Company entered into a license and repayment of investment agreement with Qifeng Food Technology (Beijing) Co., Ltd (“Qifeng”). Under the agreement, Qifeng was granted the exclusive license rights to manufacture, market and commercialize Celsius branded products in China. The term of the agreement is 50 years, with annual royalty fees due from Qifeng after the end of each calendar year. The royalty fees are based on a percentage of Qifeng’s sales of Celsius branded products; however, the fees are fixed for the first five years of the agreement, totaling approximately $6.6 million, and then are subject to annual guaranteed minimums over the remaining term of the agreement.

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

The Company recognizes revenue from the agreement over time because the customer simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because its efforts in providing the exclusive license rights and ongoing support occur on a generally even basis throughout the year. Total revenue recognized under the agreement was approximately $377,000 for the six months ended June 30, 2020 and is reflected in the Company’s Asia reporting segment which was determined by the minimum royalties due during first year, as per the licensing agreement.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

4.	INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2020	2019

Finished goods	$21,178,188	$12,990,044
Raw Materials	3,062,408	3,167,853
Less: Inventory allowance for excess and obsolete products	(728,178)	(865,548)
Inventories	$23,512,418	$15,292,349

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $4.3 million and $4.2 million at June 30, 2020 and December 31, 2019, respectively, consist mainly of prepaid advertising, prepaid insurance, prepaid slotting fees and net deposits on purchases.

6.	NOTE RECEIVABLE

Note receivable consists of the following at:

	June 30,	December 31,
	2020	2019

Note Receivable-current	$1,742,841	$1,181,116
Note Receivable-non-current	8,714,205	10,630,041
Total Note Receivable	$10,457,046	$11,811,157

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

Scheduled principal payments plus accrued interest are due annually on March 31 of each year starting in 2020. The Note is recorded at amortized cost basis and accrues interest at a rate per annum equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. On June 12, 2020, it was agreed to fix the interest rate at 3.21% which reflected the weighted average interest rate for the 5-year period of the Note. For the six months ended June 30, 2020, interest income was approximately $190,000.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

6.	NOTE RECEIVABLE (Continued)

The Company assesses the Note for impairment periodically by evaluating whether it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the Note agreement, based on historical experience about Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At June 30, 2020, the Note was not deemed to be impaired.

The first installment of the note and interest of RMB 10,848,193 as well as royalties in the amount of RMB 2,404,900 were due on March 31, 2020. We were requested to provide a 3-month consideration to delay payment until June 30, 2020, due to the impact of the health crisis in China. As of June 30, 2020, we received payment of the RMB 10,848,193. An additional extension of 3-months was requested regarding the payment of the RMB 2,404,900 pertaining to the royalties.

In order to grant this consideration, a guarantee was obtained for the full amount of the royalties that are now payable on September 30, 2020, as well as the amounts that become due on March 31, 2021 pertaining to the Note, related interest and royalties. As collateral, we maintained a stock certificate in Celsius Holdings, Inc., which amount to 337,079 shares. The consideration and guarantee were provided and therefore the payments pertaining to the royalties, principal and interest are expected to be paid in full when they become due.

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

7.	LEASES (Continued)

The following is a summary of lease cost recognized in the Company’s consolidated statements of operations:

	Three months ended		Three months ended
	June 30, 2020		June 30, 2019
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Lease cost in general and administrative expenses:
Operating lease expense	$97,873	$-	$39,386	$-
Amortization of finance lease ROU assets		102,399	-	-
Total lease cost in general and administrative expenses	97,873	102,399	39,386	-

Lease cost in other expense:
Interest on finance lease liabilities	-	3,207	-	-
Total lease cost in other expense	-	3,207	-	-

Total lease cost	$97,873	$105,606	$39,386	-

	Six months ended		Six months ended
	June 30, 2020		June 30, 2019
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Lease cost in general and administrative expenses:
Operating lease expense	$193,255	$-	$79,385	$-
Amortization of finance lease ROU assets	-	237,922	-	-
Total lease cost in general and administrative expenses	193,255	237,922	79,385	-

Lease cost in other expense:
Interest on finance lease liabilities	-	6,742	-	-
Total lease cost in other expense	-	6,742	-	-

Total lease cost	$193,255	$244,664	$79,385	-

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

7.	LEASES (Continued)

The following is a summary of the impact of the Company’s leases on the consolidated statements of cash flows:

	Six months ended
	June 30,
	2020	2019
Leasing activity in cash flows from operating activities:
Operating leases	(193,893)	(74,714)
Interest payments on finance lease liabilities	(6,742)	-
Total leasing activity in cash flows from operating activities	(200,635)	(74,714)

Leasing activity in cash flows from financing activities:
Principal payments on finance lease liabilities	(222,052)	-
Total leasing activity in cash flows from financing activities:	(222,052)	(74,714)

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
Weighted average remaining lease term (years) - operating leases	1.1	0.8
Weighted average remaining lease term (years) - finance leases	1.4	-
Weighted average discount rate - operating leases	4.79%	5.00%
Weighted average discount rate - finance leases	4.06%	-%

The future annual minimum lease payments required under the Company’s leases as of June 30, 2020 are as follows:

	Operating	Finance
Future minimum lease payments	Leases	Leases	Total
2020	$172,322	$96,639	$268,961
2021	137,854	135,212	273,066
2022	10,075	59,281	69,356
2023	-	21,824	21,824
Total future minimum lease payments	320,251	312,956	633,207
Less: Amount representing interest	(8,162)	(9,998)	(18,160)
Present value of lease liabilities	312,089	302,958	615,047
Less: current portion	(257,447)	(154,499)	(411,946)
Long-term portion	$54,642	$148,459	$203,101

8.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30,	December31,
	2020	2019

Furniture, equipment and vehicles	$845,327	$529,550
Less: accumulated depreciation	(447,012)	(396,661)
Total	$398,315	$132,889

Depreciation expense amounted to $50,351 and $34,803 for the six months ended June 30, 2020 and 2019, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

9.	GOODWILL AND INTANGIBLES

Goodwill consists of approximately $10,419,000 resulting from the excess of the consideration paid and the fair value of net tangible and intangible assets acquired from the Func Food Acquisition (see Note 10). As detailed in Note 10 goodwill increased by $395,000. There was no further activity related to goodwill during the six months ended June 30, 2020.

Intangible assets consist of acquired customer relationships and brands from the Func Food Acquisition. The gross carrying amount and accumulated amortization of intangible assets were as follows as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Intangible assets subject to amortization
Customer relationships gross carrying amount	$14,006,244	$14,006,244
Less: accumulated amortization	(284,030)	-
Total	$13,722,214	$14,006,244

Intangible assets not subject to amortization
Brands total carrying amount	$3,166,756	$3,166,756
Total Intangibles	$16,888,970	$17,173,000

Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life. Amortization expense for the six months ended June 30, 2020 was $284,030. There was no amortization expense related to intangible assets for the six months ended June 30, 2019.

Other fluctuations in the amounts of intangible assets are due to currency translation adjustments.

The following is the future estimated amortization expense related to customer relationships:

As of June 30, 2020:
2020	$280,189
2021	560,378
2022	560,378
2023	560,378
2024	560,378
Thereafter	11,200,513
$13,722,214

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

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

Acquisition consideration
Cash	$14,188,056
Bonds payable	8,356,958
Settlement of pre-existing debt	4,515,687
Total consideration transferred	27,060,701

Assets acquired and liabilities assumed
Accounts receivable	$1,300,468
Inventories	2,161,067
Prepaid expenses and other current assets	331,774
Property and equipment	616
Right of use asset	806,572
Other long-term assets	101,413
Intangible assets-Customer relationships	14,050,000
Intangible assets-Brands	3,123,000
Accounts payable and accrued expenses	(3,489,080)
Lease liability Obligations	(817,041)
Other current liabilities	(927,088)
Total identifiable net assets	$16,641,701
Goodwill	$10,419,000

During the three months ended June 30, 2020, goodwill increased by approximately $395,000 due to an additional liability that the Company assumed from the Func Food Acquisition. The additional liability consisted of charges related to an uncertain fiscal position reflected in a 2016 filing. This increase in liabilities and goodwill was recorded as a measurement period adjustment to the net assets acquired from the Func Food Acquisition. The additional liability is reflected in other current liabilities.

For the three and six months ended June 30, 2020, the amount of revenue of Func Food that is included in the Company’s consolidated income statement was approximately $8,500,000 and $17,024,000, respectively, and the amount of earnings of Func Food for the same periods was approximately $654,000 and a loss of $716,000, respectively.

On a pro forma basis, if the Acquisition had occurred on January 1, 2019, the Company’s total consolidated revenue for the three and six months ended June 30, 2019 would have been $23.1 million and $44.6 million, respectively. For the same periods, pro forma consolidated earnings would have been $(4.4) million and $4.4 million, respectively. Pro forma earnings include adjustments to reflect the additional amortization that would have been charged for the intangible assets recognized in the Acquisition.

Pro forma earnings for the three and six months ended June 30, 2019 also include historical, non-recurring expenses of Func Food amounting to approximately $2.2 million and $4.5 million, respectively, which are not expected to have an ongoing effect after the Acquisition. These non-recurring expenses related to inventory impairment, restructuring, and interest on debt that was restructured as part of the Acquisition. Consequently, had these non-recurring expenses not been incurred, pro forma earnings for the three and six months ended June 30, 2019 would have amounted to ($2.2) million and $8.9 million, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

11.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30,	December 31,
	2020	2019

Accounts payable	$8,792,735	$10,159,900
Accrued expenses	11,356,566	7,132,747
Total	$20,149,301	$17,292,647

12.	OTHER LIABILITIES

Other current liabilities consist of the following at:

	June 30,	December 31,
	2020	2019
Other Liabilities-State Beverage Container Deposit	$561,617	$107,399
Total	$561,617	$107,399

13.	BONDS PAYABLE

Bonds payable consists of the following as of:

	June 30,	December 31,
	2020	2019
Bonds issued as part of the purchase consideration to acquire Func Food (see Note 10). The Bonds are Euro-denominated, unregistered, and were issued on October 25, 2019 at an initial nominal amount of approximately $9.1 million, less discount and issuance costs of approximately $0.7 million. The Bonds accrue interest at a stated interest rate of 6.00% per annum, due semi-annually in arrears, with the first interest payment due on April 30, 2020. The maturity date of the Bonds is October 30, 2020. The Bonds are carried at the nominal amount, less any unamortized discount and issuance costs. The original issuance discount amounted to approximately $381,000. The discount is amortized using the effective interest rate method. As of June 30, 2020, the unamortized balance of the discount is approximately $162,000. Amortization of the discount was approximately $219,000 for the six months ended June 30, 2020. The bond issuance costs amounted to $188,000. The issuance costs are being amortized over a straight-line basis, given the short-term nature and that it does not result in a material difference from applying the effective interest rate method. Amortization of the total bond discounts for the six months ended June 30, 2020 was $327,451. Fluctuations in currency resulted in a translation gain of $8,464, for the six months ended June 30, 2020 and a translation loss of $398,000 from inception to December 31, 2019.

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

The Bonds are unsubordinated and are guaranteed by Func Food and its direct and indirect subsidiaries. The Bonds are secured by substantially all the assets of Func Food. The Bonds contain certain financial covenants that are specific to Func Food, mainly related to minimum cash requirements at the end of each quarter. As of June 30, 2020, Func Food is in compliance with these covenants.	$8,953,266	$8,634,279

Total Bonds Payable	$8,953,266	$8,634,279

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

14.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our major shareholders. Currently, the lease expires on October 2020 with monthly rent of $12,826. The rental fee is commensurate with other properties available in the market.

15.	STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to exercise of stock options

During the six months ended June 30, 2020, the Company issued an aggregate of 621,190 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $704,664 for 310,835 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

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

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017. As of June 30, 2020, 998,100 shares are available.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

16.	STOCK-BASED COMPENSATION (Continued)

Under the 2015 Stock Option Plan the Company has issued options to purchase approximately 6.16 million shares at an average price of $3.83 per share with a fair value of $22.9 million. For the six months ended June 30, 2020 and 2019, the Company issued options to purchase 432,274 and 1.4 million shares. For the six months ended June 30, 2020 and 2019, the Company recognized an expense of approximately $2,575,000 and $2,454,000 respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of June 30, 2020, the Company had approximately $4,400,000 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 3 years. The Company used straight-line amortization of compensation expense over the two to six-year requisite service or vesting period of the grant. There are options to purchase approximately 2.80 million shares that are vested as of June 30, 2020.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Six months ended June 30,
	2020	2019
Expected volatility	69.18%-81.11%	71%-121%
Expected term	4.84-5.00 Years	4.02-5.00 Years
Risk-free interest rate	0.36% - 1.39%	2.18% - 2.72%
Forfeiture Rate	0.00%	0.00%

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2020 and changes during the period ending on that date is as follows:

		Weighted Average	Aggregate Intrinsic	Average
	Shares	Exercise	Value	Remaining
	(000’s)	Price $	($ 000’s)	Term (Yrs)
Options
Balance at December 31, 2019	6,528	$3.55	$8,978	6.58
Granted	432	$5.54
Exercised	(661)	$2.10
Forfeiture and cancelled	(141)	$3.87
Balance at June 30, 2020	6,158	$3.84	$48,854	6.71

Exercisable at June 30, 2020	2,806	$3.60

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

16.	STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about employee stock options outstanding at June 30, 2020:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding			Exercisable
	at	Weighted	Weighted	at	Weighted	Weighted
	June 30,	Average	Average	June 30,	Average	Average
Range of	2020	Remaining	Exercise	2019	Exercise	Remaining
Exercise Price	(000’s)	Term	Price $	(000’s)	Price $	Term
$0.20 - $0.53	251	3.20	$0.31	251	$0.31	3.20
$0.65 - $1.80	77	4.66	$1.05	77	$1.05	4.66
$1.83 - $2.84	476	2.31	$2.05	476	$2.05	2.31
$3.20 - $6.20	5,354	7.29	$4.48	2,001	4.48	5.48
$7.20 - $22.00	0	0	$0	0	$0	0
Outstanding options	6,158	6.71	$3.60	2,806	$3.60	4.72

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended June 30, 2020 and 2019 is presented in the following table:

	For the Six Months ended
	June 30, 2020		June 30, 2019
		Weighted		Weighted
		Average		Average
	(000’s)	Grant Date	(000’s)	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	123,334	$3.34	38,889	$-
Granted	-	-	-	-
Vested	(33,334)	3.23	8,333	-
Unvested at end of period	90,000	$3.23	30,556	$3.64

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of June 30, 2020 was $0.00.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

17.	COMMITMENTS AND CONTINGENCIES

On April 8, 2019, Daniel Prescod filed suit against Celsius Holdings, Inc., Case No. 19STCV09321, pending in Superior Court for the State of California, County of Los Angeles (the “Prescod Litigation”). Daniel Prescod asserts that the Company’s use of citric acid in its products while simultaneously claiming “no preservatives” violates California Consumer Legal Remedies Act, California Business and Professions Code Section 17200, et seq., and California Business and Professions Code Section 17500, et seq., because citric acid acts as a preservative. The Company does not use citric acid as a preservative in its products, but rather as a flavoring, and therefore it believes that its “no preservatives” claim is fair and not deceptive. This matter is still in its early stages and discovery has only just begun. The Company intends to contest the claims vigorously. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time.

On January 24, 2020, Evlution Nutrition, LLC filed suit against Celsius Holdings, Inc., Case No. 0:20-cv-60159-BB, pending in federal court for the Southern District of Florida, for trademark infringement (the “Evlution Litigation”). Evlution asserts that Celsius’ BCAA dietary supplement product’s use of BCAA + ENERGY infringes upon Evlution’s registered trademarks. The Company believes that Evlution’s trademarks are invalid, merely descriptive, and unenforceable and Celsius has filed a cancellation proceeding regarding those trademarks with the Trademark Trial and Appeal Board, which has been stayed, but Celsius reasserted these claims in counterclaims filed in the Evlution Litigation. The Company intends to defend against Evlution’s claims vigorously. This matter is still in its early stages and discovery has only just begun. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time.

In June of 2020, McGovern Capital, Inc. (“McGovern”) indicated that it intended to pursue a claim in arbitration related to its Representative Agreement with Celsius Holdings, Inc. as amended by the first amendment dated August 6, 2016. Pursuant to the Representative Agreement, McGovern is entitled to receive a fee of three percent (3%) of “Net Revenues” received by the Company’s from sales of the Company’s Products in the People’s Republic of China for a period of four years from Initial Commercial Sale (which was September 1, 2017). “Net Revenues” are defined in the Representative Agreement as “the Company’s revenues net of actual discounts applied, credits and returns.” Effective January 1, 2019, the Company restructured its China operations from a distribution arrangement with Qifeng Food Technology (Beijing) Co. Ltd. (“Qifeng”), to a license and royalty arrangement and a loan, pursuant to which Qifeng will market and distribute the Company’s products in China, and Celsius will receive an annual royalty payment. The Company intends to pay McGovern its percentage of the annual royalty payment, but McGovern has objected claiming that McGovern is entitled to be paid commissions on the entire royalty payment and the amount of the loan to Qifeng. The company has obtained two opinions pursuant to GAAP and related accounting rules indicating that its agreements with Qifeng are not “Net Revenue” as it relates to the repayment of the investments which are accounted for as a note receivable to the Company, and therefore that it has not breached any obligations to McGovern under its agreements. The Company intends to defend against McGovern’s claims vigorously. This matter is still in its early stages and there has been no discovery. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of June 30, 2020.

Additionally, our business and results of operations may be adversely affected by the pandemic and public health crises related to the COVID-19 outbreak which is affecting the macro-economic environment. Please refer to Item 1.A. Risk Factors for further details.

18.	SUBSEQUENT EVENTS

None

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

Business Overview

We are engaged in the development, marketing, sale and distribution of “functional” calorie-burning fitness beverages under the Celsius® brand name. According to multiple clinical studies we funded, a single serving of Celsius® burns 100 to 140 calories by increasing a consumer’s resting metabolism an average of 12% and providing sustained energy for up to a six-hour period. Our exercise focused studies show Celsius delivers additional benefits when consumed prior to exercise. The studies show benefits such as increase in fat burn, increase in lean muscle mass and increased endurance.

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

Potential Effects of the COVID-19 Pandemic on the Company’s Business

See “Part II – Item 1.A. Risk Factors” for disclosure with respect to the potential effects of the COVID-19 pandemic on the Company’s business and additional risk factors with respect thereto.

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Revenue

For the three months ended June 30, 2020, revenue was approximately $30.0 million, an increase of $13.9 million or 86% from $16.1 million for the second quarter of 2019. The revenue increase of 86% was attributable to continued strong growth of 44% in North American revenues, reflecting double digit growth from existing accounts, new distribution and expanded distribution to major retailers. European revenue for the three months ended June 30, 2020 was $8.8 million, an increase of 595% from prior year period revenue of $1.3 million. The 2020 results now reflect the full financial impact of consolidation of the results of operations of Func Food Group, Oyj (“Func Food”), our European distribution partner whom we acquired in October 2019. Asian revenues for the three months ended June 30, 2020 amounted to $326,100 which is comparable to the $381,280 for the 2019 quarter. The reduction of $55,180 is mainly related to currency devaluations and the impact of the health crisis in these markets. Other international markets provided $106,716 of revenue during the second quarter of 2019, an increase of $71,355 when compared to $35,361 for the prior year’s second quarter. The total increase in revenue from the 2019 quarter to the 2020 quarter was primarily attributable to increases in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by segment and changes therein for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
Revenue Source	2020	2019	Change

Total Revenue	$30,037,227	$16,121,929	86%

North American Revenue	$20,833,191	$14,443,975	44%

European Revenue	$8,771,228	$1,261,313	595%

Asian Revenue	$326,092	$381,281	(14)%

Other	$106,716	$35,360	202%

Gross profit

For the three months ended June 30, 2020, gross profit increased by approximately $6.1 million or 88% to $13.0 million, from $6.9 million for the same quarter in 2019. Gross profit margins for the three months ended June 30, 2020, were 43.3% which compares favorably to gross profit margins of 42.6% for the second quarter of 2019. The increase in gross profit in the from the 2019 quarter to the 2020 quarter reflects the impact of the consolidation of the operating results of Func Food and is primarily attributable to increases in sales volume from the 2019 quarter to the 2020 quarter, as opposed to increases in product pricing.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2020 were approximately $7.8 million, an increase of approximately $2.2 million or 39.3% from approximately $5.6 million in the same period in 2019. This increase reflects the impact of the consolidation of the operating results of Func Food following its October 2019 acquisition by the Company. Consequently, our marketing investments increased by 40% or $930,000. Similarly, all other sales and marketing expenses give effect to increases related to the consolidation of Func Food operations. Specifically, employee costs, which also includes investments in human resources to properly service our markets, increased to$1.2 million or 80% from the 2019 quarter to the 2020 quarter. Moreover, due to the increase in business volume from the 2019 quarter to the 2020 quarter, our support to distributors and investments in trade activities, our storage and distribution costs increased by $185,000 from the 2019 quarter to the 2020 quarter.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2020 were approximately $3.6 million, an increase of approximately $1.2 million or 50.0%, from $2.4 million for the three months ended June 30, 2019. This increase similarly reflects the impact of the consolidation of Func Food’s operations which were not present in the results for the 2019 quarter. As such, administrative expenses for the three months ended June 30, 2020 were $1.0 million, an increase of $403,500 or 67.5% from $597,950 for the prior year’s quarter. Employee costs for the three months ended June 30, 2020, reflected an increase of $442,000 or 66.4%, not only attributable to the consolidation of Func Food operations, but also giving effect to investments in resources in order to properly support our higher business volume. All other increases for general and administrative expenses were approximately $280,000 from the 2019 quarter to the 2020 quarter. These increases mostly resulted from higher depreciation and amortization of $100,000, stock option expense of $80,000, operational taxes of $50,000 and research and development costs of $50,000.

Other income/(expense)

Total net other income for the three months ended on June 30, 2020 was $67,100, which compares favorably to other expenses of $344,641 for the same period in the prior year. Current year results reflect favorable impact related to currency fluctuations, which were partially offset by incremental financial expenses and amortization of intangibles and financial instruments. Specifically, the results for the 2020 quarter include foreign exchange gains of $318,000, a gain on lease cancellations of $152,000 partially offset by amortization expenses of $403,000, interest expense on bonds payable and financial lease obligations of $145,000 and the impact of all other expenses of $11,000.

Net Income/(Loss)

As a result of the above, for the three months ended June 30, 2020, net income was $1.6 million or $0.02 per share based on a weighted average of 69,396,377 shares outstanding and dilutive earnings per share of $0.02 based on a fully-dilutive weighted average of 71,473,065 shares outstanding, which includes the dilutive impact of outstanding stock options to purchase 2,076,688 shares. In comparison, for the three months ended June 30, 2019, the Company had net loss of approximately $1,473,295 or a $0.03 per share, based on a weighted average of 57,336,117 shares outstanding and a dilutive loss per share of $0.03 based on a fully-dilutive weighted average of 57,336,117 shares outstanding.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Revenue

For the six months ended June 30, 2020, revenue was approximately $58.2 million, an increase of $27.6 million or 90.2% from $30.6 million for the same period in 2019. The revenue increase of was attributable in large part to continued strong growth of 56% in North American revenues, reflecting double digit growth in both existing accounts and new distribution. European revenue was $17.3 million for the six-months ended June 30, 2020, an increase of 305%, when compared to $4.3 million in revenue for the prior year’s period. The 2020 results now reflect the full financial impact of consolidation of the results of operations of Func Food. Asian revenues for the six months ended June 30, 2020 amounted to $594,400 which is comparable to$434,000 in the 2019 period. The increase of $160,400 is mainly related to favorable results obtained during the first quarter months of 2020 which were partially eroded due to currency devaluations and the impact of the health crisis in these markets during the second quarter of 2020. Other international markets provided $163,300 of revenue during the six months ended June 30, 2020 an increase of $92,600 from $70,700 from the same period in 2019. The total increase in revenue from the 2019 period to the 2020 period was primarily attributable to an increases in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the six months ended June 30, 2020 and 2019:

	Six months Ended June 30,
Revenue Source	2020	2019	Change

Total Revenue	$58,222,116	$30,607,579	90%

North American Revenue	$40,192,360	$25,841,837	56%

European Revenue	$17,272,080	$4,260,976	305%

Asian Revenue	$594,384	$434,045	37%

Other Revenue	$163,292	$70,721	131%

Gross profit

For the six months ended June 30, 2020, gross profit increased by approximately $13.4 million or 106% to $26.0 million, from $12.6 million for the same period in 2019. Gross profit margins increased to 44.7% for the six months ended June 30, 2020 from 41.1% for the same period in 2019. The increase in gross profit dollars and gross profit margins is mainly related to increases in volume, as opposed to increases in product pricing.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2020 were approximately $15.4 million, an increase of approximately $6.2 million or 67.4% from approximately $9.2 million for the same period in 2019. This increase reflects the impact of the consolidation of the operating results of Func Food following its October 2019 acquisition by the Company. As a result, our marketing investments increased by 71.5% or $2.5 million from the 2019 period to the 2020 period. Similarly, all other sales and marketing expenses give effect to increases related to the consolidation of Func Food operations. Specifically, employee costs, which also includes investments in human resources to properly service our markets, increased by $2.7 million or 96.4% from the 2019 period. Moreover, due to the increase in business volume, our support to distributors, investments in trade activities and our storage and distribution costs increased by $1.0 million from the 2019 period to the 2020 period.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2020 were approximately $7.9 million, an increase of $2.8 million or 54.9%, from $5.1 million for the six months ended June 30, 2019. This increase similarly reflects the impact of the consolidation of Func Food’s operations which were not present in the results for the 2019 period. As such, administrative expenses reflected an increase of $1.5 million, which included an addition of $221,000 related to our bad debt reserve, in order to cover potential collectability risks associated with the Covid-19 situation. Employee costs for the six months ended June 30, 2020, reflected an increase of $744,585 or 57.2%, not only attributable to the consolidation of Func Food operations, but also giving effect to investments in resources in order to properly support our higher business volume. All other increases for general and administrative expenses from the 2019 period to the 2020 period totaled $510,400. These increases mostly resulted from higher depreciation and amortization of $209,000, stock option expense of $120,700, operational taxes of $110,400 and research and development costs of $70,300.

Other Income/(expense)

Total other expenses for the six months ended on June 30, 2020 was $635,124. This compares to other income of $11.8 million fo the six months ended on June 30, 2019, which included a gain of $12.1 million related to the recognition of a note receivable from our Chinese licensee, who, in connection with the change in our China business model effective January 1, 2019, agreed to repay the market investment Celsius has made into China over a five-year period, pursuant to an unsecured, interest-bearing promissory note. Excluding the $12.1 million gain, other expenses for the six-month period ended June 30, 2019 were $239,000. As such, the increase from the 2019 period the 2020 period was $396,124. These expenses mainly consisted of amortization expenses of $849,300, interest expense of $286,900 and other expenses of $12,600 which are partially offset by interest income $242,500, a gain on lease cancellations $152,100 and a realized exchange gain $119,105.

Net Income

As a result of all of the above, for the six months ended June 30, 2020, the Company had a net income of $2.1 million or $0.03 per share based on a weighted average of 69,444,655 shares outstanding and a diluted net income of $2.1 million or $0.03 per share based on a weighted average of 71,073,534 shares outstanding, which includes the dilutive impact of outstanding stock options to purchase 1,628,879 shares. In comparison, for the six months ended June 30, 2019 there was net income of $10.2 million or $0.18 per share based on a weighted average of 57,267,622 shares outstanding, and after adding back interest expense on convertible notes of $243,000 and the amortization on discount on notes payable of $179,000, a diluted net income of $10.6 million or $0.17 per share based on a weighted average of 61,817,621 shares outstanding.

Liquidity and Capital Resources

As of June 30, 2020, and December 31, 2019, we had cash of approximately $20.1 million and $23.1 million, respectively, and working capital of approximately $31.8 million and $24.8 million, respectively. Cash used in operations during the three months ended June 30, 2020 and June 30, 2019, totaled approximately $4.2 million and $4.5 million, respectively, mainly reflecting investments in inventory, pre-payments and deposits and increase in accounts receivable.

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

Off Balance Sheet Arrangements

As of June 30, 2020, and December 31, 2019, we had no off-balance sheet arrangements.

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective in that (a) we maintain records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) our records provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (c) our records provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our business and results of operations may be adversely affected by changes in the global macro-economic environment which may also reflect the negative impacts caused by pandemic and public health crises related to the COVID-19 pandemic. These macro-economic aspects may also impact inflation, currency exchange rates, interest rates, availability of capital markets, consumer demand, distribution and raw material costs.

Volatility in the financial markets and deterioration of global economic conditions could impact our business and operations in several ways, including the following:

●	Purchasing power of consumers may be reduced thereby affecting demand for our products;

●	Restrictions related to social distancing and other activities may limit the opportunity for our clients and consumers to purchase our products;

●	If a significant number of our employees are unable to work, including illness or travel restrictions in connection with COVID-19, our operations may be negatively impacted;

●	A shutdown of multiple co-packer facilities in connection with COVID-19 may affect our product availability;

●	Decreased demand for our products due to significant unemployment as a result of COVID-19 and macro-economic environment;

●	Limitations regarding our raw materials and other input components could substantially impact the availability of our products; and

●	If needed, it may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt, in each case, on terms and within a time period acceptable to us.

Disruption of our supply chain could have an adverse impact on our business, financial condition, and results of operations.

Our ability to commercialize our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, due to pandemics (such as the coronavirus (COVID-19)) and related aspects or other reasons beyond our control or the control of our suppliers and business partners, could impair our operations.

We are closely monitoring the COVID-19 pandemic and its potential impact on our supply chain, distribution and our consolidated results of operations. While we do not expect that the COVID-19 pandemic will have a significant adverse effect on our business, financial condition, or operations at this time, we are unable to accurately predict the impact that COVID-19 will have due to the uncertainties which include the ultimate geographic spread of the virus, the intensity of the virus, the duration of the outbreak, and/or actions that may be taken by governmental agencies.

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

CELSIUS HOLDINGS, INC.

Dated: August 6, 2020	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2020	By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (Principal Financial and Accounting Officer)