Form 10-Q
period 2020-09-30
Celsius Holdings, Inc.
filed 2020-11-12
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 11, 2020 was 71,651,556 shares.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2020	December 31, 2019 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$52,158,098	$23,090,682
Accounts receivable-net (note 2)	16,561,371	7,774,618
Note receivable-current (note 6)	1,810,773	1,181,116
Inventories-net (note 4)	15,679,192	15,292,349
Prepaid expenses and other current assets (note 5)	4,731,887	4,170,136
Total current assets	90,941,321	51,508,901

Notes Receivable (note 6)	9,053,866	10,630,040
Property and equipment-net (note 8)	467,380	132,889
Right of use assets	415,595	809,466
Long term security deposits	60,875	104,134
Intangibles (note 9)	16,740,838	17,173,000
Goodwill (note 9)	10,419,321	10,023,806
Total Assets	$128,099,196	$90,382,236

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 11)	$18,117,611	$17,292,647
Lease liability obligation (note 7)	397,931	649,074
Bonds payable-net (note 13)	9,540,007	8,634,279
Other current liabilities (note 12)	716,678	107,399
Total current liabilities	28,772,227	26,683,399

Long-term liabilities:
Lease liability obligation (note 7)	124,978	239,848
Total Liabilities	28,897,205	26,923,247

Commitments and contingences (note 17)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 71,651,556 and 68,941,311 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (note 15)	71,652	68,942
Additional paid-in capital	156,548,446	127,552,998
Accumulated other comprehensive loss	(866,664)	(753,520)
Accumulated deficit	(56,551,443)	(63,409,431)
Total Stockholders’ Equity	99,201,991	63,458,989
Total Liabilities and Stockholders’ Equity	$128,099,196	$90,382,236

(1)	Derived from Audited Consolidated Financial Statements

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenue (note 3)	$36,839,149	$20,423,847	$95,061,265	$51,031,426
Cost of revenue (note 2)	19,305,416	11,801,478	51,512,534	29,821,968
Gross profit	17,533,733	8,622,369	43,548,731	21,209,458

Selling and marketing expenses	8,267,996	4,923,968	23,640,914	14,086,910
General and administrative expenses	4,557,438	2,194,530	12,460,009	7,249,378
Total operating expenses	12,825,434	7,118,498	36,100,923	21,336,288

Income/(loss) from operations	4,708,299	1,503,871	7,447,808	(126,830)

Other Income (Expense):
Interest income on note receivable (note 6)	78,690	96,300	268,709	288,070
Interest on notes	-	(105,385)	-	(348,493)
Interest expense on bonds	(144,021)	-	(391,458)
Interest on other obligations	(3,419)	(3,393)	(13,400)	(12,041)
Amortization of discount on notes payable	-	(528,463)	-	(707,285)
Amortization of discount on bonds payable	(178,649)	-	(506,100)	-
Amortization of intangibles	(145,277)	-	(429,307)	-
Amortization of financial leases	(49,713)	-	(289,277)	-
Other miscellaneous income/(expense)	(62,817)	-	(27,614)	-
Gain on lease cancellations	-	-	152,112	-
Realized foreign exchange gain/(loss)	142,917	-	262,022	-
Gain/(loss) on investment repayment-China (Note Receivable Note 6)	407,593	(1,888)	384,493	12,050,921
Total other income (expense)	45,304	(542,829)	(589,820)	11,271,172

Net Income	4,753,603	961,042	6,857,988	11,144,342

Other comprehensive income/(loss):
Unrealized foreign currency translation income/(losses).	110,027	(55,303)	(113,144)	(71,793)
Comprehensive Income	4,863,630	905,739	6,744,844	11,072,549

Income per share:
Basic	$0.07	$0.02	$0.10	$0.19
Diluted	$0.06	$0.03	$0.09	$0.20
Weighted average shares outstanding:
Basic	70,473,351	59,307,404	70,184,071	58,023,685
Diluted [1]	74,848,239	62,532,510	73,524,209	62,050,032

(1)	Please refer to Earnings Per Share section for further details

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2020

(Unaudited)

				Accumulated
			Additional	Other-
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2019	68,941,311	$68,942	$127,552,998	$(753,520)	$(63,409,431)	$63,458,989
Stock option expense			1,400,000			1,400,000
Issuance of common stock pursuant to exercise of stock options-Cashless	204,028	204	(204)			-
Issuance of common stock pursuant to exercise of stock options-Cash	133,921	134	215,213			215,347
Foreign currency translation loss				(114,490)		(114,490)
Net Income					546,051	546,051
Balance at March 31, 2020	69,279,260	$69,280	$129,168,007	$(868,010)	$(62,863,380)	$65,505,897
Stock option expense			1,174,999			1,174,999
Issuance of common stock pursuant to exercise of stock options-Cashless	106,327	106	(106)			-
Issuance of common stock pursuant to exercise of stock options-Cash	176,914	177	489,140			489,317
Foreign currency translation loss				(108,681)		(108,681)
Net Income					1,558,334	1,558,334
Balance at June 30, 2020	69,562,501	$69,563	$130,832,040	$(976,691)	$(61,305,046)	$68,619,866
Stock option expense			2,143,700			2,143,700
Issuance of common stock-Private Placement	1,437,909	1,438	21,981,678			21,983,116
Issuance of common stock pursuant to exercise of stock options-Cashless	86,405	86	(86)			-
Issuance of common stock pursuant to exercise of stock options-Cash	564,741	565	1,591,114			1,591,679
Foreign currency translation loss				110,027		110,027
Net Income					4,753,603	4,753,603
Balance at September 30, 2020	71,651,556	$71,652	$156,548,446	$(866,664)	$(56,551,443)	$99,201,991

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income	$6,857,988	11,144,342
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	82,180	48.289
Amortization	1,224,684	713,360
Bad debt allowance	244,685	62,678
Inventory excess and obsolescence allowance	211,822	300,143
Stock-based compensation expense	4,718,699	3,354,295
Gain on China transaction	(384,493)	(12,050,921)
Gain on lease cancellations	(152,112)	-
Changes in operating assets and liabilities:
Accounts receivable-net	(9,031,438)	(4,405,426)
Inventory	(598,665)	2,136,895
Prepaid expenses and other current assets	(561,752)	(2,087,991)
Accounts payable and accrued expenses	824,964	(27,338)
Deposits/deferred revenue and other current liabilities	257,023	(252,302)
Change in Right to Use and Lease Obligation-net	149,925	97,512
Net cash provided/(used) in operating activities	3,843,510	(966,464)

Cash flows from investing activities:
Proceeds from note receivable	1,331,011	-
Purchase of property and equipment	(416,671)	(55,321)
Cash paid to escrow for acquisition		(14,849,999)
Net cash provided/(used) in investing activities	914,340	(14,905,320)

Cash flows from financing activities:
Proceeds from notes payable-related-party, net	-	1,500,000
Principal payments financial lease obligations	(259,231)	-
Proceeds from exercise of stock options	2,296,343	224,083
Net Proceeds from Sale of Common Stock	21,983,116	26,955,437
Net cash provided by financing activities	24,020,228	28,679,520

Effect on exchange rate changes on cash and cash equivalents	289,338	(19,026)

Net increase in cash and cash equivalents	29,067,416	12,788,710
Cash and cash equivalents at beginning of the period	23,090,682	7,743,181

Cash and cash equivalents at end of the period	$52,158,098	$20,531,891

Supplemental disclosures:
Cash paid during period for:
Interest	$299,394	$131,528

Non-cash investing and financing activities:
Debt Conversion and Related Accrued Expenses	$-	$10,233,333

European Acquisition Adjustment:
Goodwill	$395,515	-
Other liabilities	$(395,515)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

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

Significant Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, allowance for inventory obsolescence, the useful lives and values of property, fixtures and equipment, impairment of intangible assets & goodwill, valuation of stock-based compensation, and deferred tax asset valuation allowance.

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

September 30, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment. For the nine months ended September 30, 2020 and 2019 all material assets and revenues of the Company were in the United States except as disclosed in Note 3.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At September 30, 2020, the Company had approximately $51.9 million in excess of the Federal Deposit Insurance Corporation limit.

For the nine months ended September 30, 2020 and 2019, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	2020	2019
A*	16.6%	12.9%
B*	-	13.9%
All other	83.4%	73.2%
Total	100.0%	100.0%

*	Revenues from customer A are derived from a customer located in the United States. Revenues from customer B were derived from a customer located in Sweden which was acquired on October 25, 2019. Please refer to note 10, for further details. All other revenues were mainly derived from customers in the United States.

At September 30, 2020 and December 31, 2019, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2020	2019
A**	19.9%	19.2%
All other	80.1%	80.8%
Total	100.0%	100.0%

**	Receivables from customer A are obtained from a customer located in the United States.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2020 and 2019, the Company did not have any investments with maturities of three months or less.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable — Accounts receivable are reported a net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2020 and December 31, 2019, there was an allowance for doubtful accounts of $537,000 and $292,400, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory allowance to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of inventory item, then inventory item will be included as part of the allowance during the period being evaluated. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). At September 30, 2020 and December 31, 2019, the Company recorded an allowance of $1,077,000 and $865,000 respectively. The changes in the allowance are included in cost of revenue.

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

Goodwill — The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. At September 30, 2020, there were no indicators of impairment.

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

September 30, 2020

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

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expense of approximately $9.6 million and $5.4 million, during nine months ending September 30, 2020 and 2019, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $280,000 and $246,000 during the nine months ending September 30, 2020 and 2019, respectively.

Foreign Currency Translation — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as unrealized exchange gains and losses on intercompany balances of long-term investment nature, are included in Comprehensive Income. The Company incurred foreign currency translation gains during the nine months ended September 30, 2020 of approximately $113,000 and a loss of approximately $72,000 during the nine months ended September 30, 2019. Our operations in different countries required that we transact in the following currencies:

Chinese-Yuan

Norwegian-Krone

Swedish-Krona

Finland-Euro

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at September 30, 2020 and December 31, 2019.

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

September 30, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share — Basic earnings per share are calculated by dividing net income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Under ASC 260-10-45-16, the calculation of diluted earnings per share, the numerator should be adjusted to add back any convertible dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The denominator should include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Please refer to the below table for additional details:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income available to common stockholders	$4,753,603	$961,042	$6,857,988	$11,144,342
Adjustments for diluted earnings
Interest expense on convertible notes	-	105,385	-	348,493
Amortization of discount on notes payable	-	528,464	-	707,286
Diluted net income (loss) available to common stockholders	$4,753,603	$1,594,891	$6,857,988	$12,200,121

Income per share:
Basic	$0.07	$0.02	$0.10	$0.19
Diluted	$0.06	$0.03	$0.09	$0.20
Weighted average shares outstanding:
Basic	70,473,351	59,307,404	70,184,071	58,023,685
Diluted	74,848,239	62,532,510	73,524,209	62,050,032

Share-Based Payments — The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017. As of September 30, 2020, total shares available are 880,000.

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for nine months ended September 30, 2020 and 2019 was $6.5 million and $4.5 million, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At September 30, 2020, the Company had an accumulated deficit of $56,551,443 which includes a net income of $6,857,988 for the nine months ended September 30, 2020. During the nine months ending September 30, 2020 the Company net cash provided in operating activities of $3,843,510

If our sales volumes do not meet our projections, expenses exceed our expectations, our plans change, we may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, we may be required to adjust our business plan, by reducing marketing, lower our working capital requirements and reduce other expenses or seek additional financing. Furthermore, our business and results of operations may be adversely affected by changes in the global macro-economic environment related to the pandemic and public health crises related to the COVID-19 outbreak. Please refer to the Item 1.A. Risk Factors, for further details regarding this situation.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

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

Information about the Company’s net sales by geographical location for the nine months ended September 30, 2020 and 2019 are as follows:

	For the nine months ended
	September 30,	September 30,
	2020	2019
North America	$67,083,888	$42,607,433
Europe	26,799,756	7,635,845
Asia	868,915	629,028
Other	308,706	159,120
Net sales	$95,061,265	$51,031,426

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

The Company recognizes revenue from the agreement over time because the customer simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because its efforts in providing the exclusive license rights and ongoing support occur on a generally even basis throughout the year. Total revenue recognized under the agreement was approximately $570,000 for the nine months ended September 30, 2020 and is reflected in the Company’s Asia reporting segment which was determined by the minimum royalties due during first year, as per the licensing agreement.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

4.	INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2020	2019
Finished goods	$12,056,353	$12,990,044
Raw Materials	4,700,209	3,167,853
Less: Inventory allowance for excess and obsolete products	(1,077,370)	(865,548)
Inventories	$15,679,192	$15,292,349

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $4.7 million and $4.2 million at September 30, 2020 and December 31, 2019, respectively, consist mainly of prepaid advertising, prepaid insurance, prepaid slotting fees and net deposits on purchases.

6.	NOTE RECEIVABLE

Note receivable consists of the following at:

	September 30,	December 31,
	2020	2019
Note Receivable-current	$1,810,773	$1,181,116
Note Receivable-non-current	9,053,866	10,630,040
Total Note Receivable	$10,864,639	$11,811,156

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

Scheduled principal payments plus accrued interest are due annually on March 31 of each year starting in 2020. The Note is recorded at amortized cost basis and accrues interest at a rate per annum equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. On September 12, 2020, it was agreed to fix the interest rate at 3.21% which reflected the weighted average interest rate for the 5-year period of the Note. For the nine months ended September 30, 2020, interest income was approximately $270,000.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

6.	NOTE RECEIVABLE (Continued)

The Company assesses the Note for impairment periodically by evaluating whether it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the Note agreement, based on historical experience about Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At September 30, 2020, the Note was not deemed to be impaired.

The first installment of the note and interest of RMB 10,848,193 as well as royalties in the amount of RMB 2,404,900 were due on March 31, 2020. We were requested to provide a 3-month consideration to delay payment until September 30, 2020, due to the impact of the health crisis in China. As of June 30, 2020, we received payment of the RMB 10,848,193. An additional extension of 3-months was requested regarding the payment of the RMB 2,404,900 pertaining to the royalties. As of September 30, 2020, we received payment in full of the royalties that were due.

In order to grant the aforementioned considerations, a guarantee was obtained for the full amount of the royalties that were payable as of September 30, 2020, as well as the amounts that become due on March 31, 2021 pertaining to the Note, related interest and royalties. As collateral, we maintain a stock certificate in Celsius Holdings, Inc., which amount to 337,079 shares. The consideration and guarantee were provided and therefore the payments pertaining to the royalties, principal and interest are expected to be paid in full when they become due.

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

7.	LEASES (Continued)

The following is a summary of lease cost recognized in the Company’s consolidated statements of operations:

	Three months ended		Three months ended
	September 30, 2020		September 30, 2019
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Lease cost in general and administrative expenses:
Operating lease expense	$104,380	$-	$38,760	$-
Amortization of finance lease ROU assets	-	49,713	-	-
Total lease cost in general and administrative expenses	104,380	49,713	38,760	-

Lease cost in other expense:
Interest on finance lease liabilities	-	21,530	-	-
Total lease cost in other expense	-	21,530	-	-
Total lease cost	$104,380	$71,243	$38,760	-

	Nine months ended		Nine months ended
	September 30, 2020		September 30, 2019
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Lease cost in general and administrative expenses:
Operating lease expense	$297,459	$-	$118,146	$-
Amortization of finance lease ROU assets	-	289,277	-	-
Total lease cost in general and administrative expenses	297,459	289,277	118,146	-

Lease cost in other expense:
Interest on finance lease liabilities	-	27,585	-	-
Total lease cost in other expense	-	27,585	-	-
Total lease cost	$297,459	$316,862	$118,146	-

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

7.	LEASES (Continued)

The following is a summary of the impact of the Company’s leases on the consolidated statements of cash flows:

	Nine months ended
	September 30,
	2020	2019
Leasing activity in cash flows from operating activities:
Operating leases	(185,388)	(112,071)
Interest payments on finance lease liabilities	(27,585)	-
Total leasing activity in cash flows from operating activities	(212,973)	(112,071)

Leasing activity in cash flows from financing activities:
Principal payments on finance lease liabilities	(259,232)	-
Total leasing activity in cash flows from financing activities:	(259,232)	(74,714)

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Weighted average remaining lease term (years) - operating leases	1.0	0.8
Weighted average remaining lease term (years) - finance leases	1.3	-
Weighted average discount rate - operating leases	4.76%	5.00%
Weighted average discount rate - finance leases	3.87%	-%

The future annual minimum lease payments required under the Company’s leases as of September 30, 2020 are as follows:

	Operating	Finance
Future minimum lease payments	Leases	Leases	Total
2020	$79,568	$80,485	$160,053
2021	148,984	126,958	275,942
2022	10,516	67,106	77,622
2023	-	23,162	23,162
Total future minimum lease payments	239,068	297,711	536,779
Less: Amount representing interest	(5,612)	(8,258)	(13,870)
Present value of lease liabilities	233,452	289,453	522,909
Less: current portion	(205,427)	(192,504)	(397,931)
Long-term portion	$28,029	$96,949	$124,978

8.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30,	December 31,
	2020	2019
Furniture, equipment and vehicles	$946,221	$529,550
Less: accumulated depreciation	(478,841)	(396,661)
Total	$467,380	$132,889

Depreciation expense amounted to $82,180 and $48,289 for the nine months ended September 30, 2020 and 2019, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

9.	GOODWILL AND INTANGIBLES

Goodwill consists of approximately $10,419,000 resulting from the excess of the consideration paid and the fair value of net tangible and intangible assets acquired from the Func Food Acquisition (see Note 10). As detailed in Note 10 goodwill increased by $395,000. There was no further activity related to goodwill during the nine months ended September 30, 2020.

Intangible assets consist of acquired customer relationships and brands from the Func Food Acquisition. The gross carrying amount and accumulated amortization of intangible assets were as follows as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Intangible assets subject to amortization
Customer relationships gross carrying amount	$14,047,671	$14,006,244
Less: accumulated amortization	(473,589)	-
Total	$13,574,082	$14,006,244

Intangible assets not subject to amortization
Brands total carrying amount	$3,166,756	$3,166,756
Total Intangibles	$16,740,838	$17,173,000

Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life. Amortization expense for the nine months ended September 30, 2020 was $429,307. There was no amortization expense related to intangible assets for the nine months ended September 30, 2019.

Other fluctuations in the amounts of intangible assets are due to currency translation adjustments.

The following is the future estimated amortization expense related to customer relationships:

As of September 30, 2020:
2020	$132,057
2021	560,378
2022	560,378
2023	560,378
2024	560,378
Thereafter	11,200,513
$13,574,082

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

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

During the three months ended September 30, 2020, goodwill increased by approximately $395,000 due to an additional liability that the Company assumed from the Func Food Acquisition. The additional liability consisted of charges related to an uncertain fiscal position reflected in a 2016 filing. This increase in liabilities and goodwill was recorded as a measurement period adjustment to the net assets acquired from the Func Food Acquisition. The additional liability is reflected in other current liabilities.

For the three and nine months ended September 30, 2020, the amount of revenue of Func Food that is included in the Company’s consolidated income statement was approximately $9,530,000 and $26,552,000, respectively, and the amount of losses from Func Food for the same periods was approximately $25,600 and a loss of $742,000, respectively.

On a pro forma basis, if the Acquisition had occurred on January 1, 2019, the Company’s total consolidated revenue for the three and nine months ended September 30, 2019 would have been $27.4 million and $71.9 million, respectively. For the same periods, pro forma consolidated earnings would have been $(1.5) million and $2.9 million, respectively. Pro forma earnings include adjustments to reflect the additional amortization that would have been charged for the intangible assets recognized in the Acquisition.

Pro forma earnings for the three and nine months ended September 30, 2019 also include historical, non-recurring expenses of Func Food amounting to approximately $2.2 million and $6.7 million, respectively, which are not expected to have an ongoing effect after the Acquisition. These non-recurring expenses related to inventory impairment, restructuring, and interest on debt that was restructured as part of the Acquisition. Consequently, had these non-recurring expenses not been incurred, pro forma earnings for the three months ended September 30, 2019 would have amounted to $0.38 million and a pro forma loss for the nine months ended September 30, 2019 of $8.52 million.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

11.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30,	December 31,
	2020	2019
Accounts payable	$5,191,208	$10,159,900
Accrued expenses	12,926,403	7,132,747
Total	$18,117,611	$17,292,647

12.	OTHER LIABILITIES

Other current liabilities consist of the following at:

	September 30,	December 31,
	2020	2019
Other Liabilities-State Beverage Container Deposit	$716,678	$107,399
Total	$716,678	$107,399

13.	BONDS PAYABLE

Bonds payable consists of the following as of:

	September 30,	December 31,
	2020	2019
Bonds were originally issued by Func Food Group, Oyj and were reinstated as part of the purchase consideration to acquire the European Operations (see Note 10). The Bonds are Euro-denominated, unregistered, and were issued on October 25, 2019 at an initial nominal amount of approximately $9.1 million, less discount and issuance costs of approximately $0.7 million. The Bonds accrue interest at a stated interest rate of 6.00% per annum, due semi-annually in arrears, with the first interest payment due on April 30, 2020. The maturity date of the Bonds is October 30, 2020. The Bonds are carried at the nominal amount, less any unamortized discount and issuance costs. The original issuance discount amounted to approximately $381,000. The discount is amortized using the effective interest rate method. As of September 30, 2020, the unamortized balance of the discount is approximately $42,000. Amortization of the discount was approximately $339,000 for the nine months ended September 30, 2020. The bond issuance costs amounted to $188,000. The issuance costs are being amortized over a straight-line basis, given the short-term nature and that it does not result in a material difference from applying the effective interest rate method. Amortization of the total bond discounts for the nine months ended September 30, 2020 was $506,100. Fluctuations in currency resulted in a translation loss of $399,628, for the nine months ended September 30, 2020.

Upon maturity of the Bonds, Func Food Group, Oyj may, at its own election, convert up to 50% of the outstanding nominal amount of the Bonds into shares of common stock, at a conversion price relative to the 30-day weighted-average trading price of the Company’s common shares prior to the Acquisition.

At Func Food Group, Oyj’s election, the Bonds are callable at 103% at any time. Additionally, mandatory prepayments would be required in the event of either i) a capital raise consummated by the Company or ii) the sale of a certain product line of Func Food. To the fullest extent possible, the net proceeds derived from either event must first be applied towards prepayment of the bonds at 103%, plus any accrued but unpaid interest on the repaid amount.

The Bonds are unsubordinated and are guaranteed by Func Food and its direct and indirect subsidiaries. The Bonds are secured by substantially all the assets of Func Food. The Bonds contain certain financial covenants that are specific to Func Food, mainly related to minimum cash requirements at the end of each quarter. As of September 30, 2020, Func Food is in compliance with these covenants.	$9,540,007	$8,634,279

Total Bonds Payable	$9,540,007	$8,634,279

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

14.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our major shareholders. Currently, the lease expires on October 2020 with monthly rent of $12,826. The rental fee is commensurate with other properties available in the market.

15.	STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to exercise of stock options

During the nine months ended September 30, 2020, the Company issued an aggregate of 1,272,336 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $2,296,343 for 875,576 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

During the nine months ended September 30, 2019, the Company issued an aggregate of 690,179 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $224,083 for 245,584 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

Issuance of common stock pursuant to private placement

On August 25, 2020 the Company issued 1,437,909 shares of its common stock and obtained approximately $22,000,000 of cash as part of a private placement.

Issuance of common stock pursuant to public placement

On September 16, 2019 the Company issued 7,986,110 shares of common stock in a public offering and obtained gross proceeds of $28,749,996 and paid $1,585,000 in commissions & fees and incurred in $209,559 of expenses related to the capital raise thereby resulting in net-proceeds in the amount of $26,955,437.

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

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017. As of September 30, 2020, 880,000 shares are available.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

16.	STOCK-BASED COMPENSATION (Continued)

Under the 2015 Stock Option Plan the Company has options outstanding to purchase approximately 5.6 million shares at an average price of $4.08 per share with a fair value of $94.2 million. For the nine months ended September 30, 2020 and 2019, the Company issued options to purchase 495,274 and 1.68 million shares. For the nine months ended September 30, 2020 and 2019, the Company recognized an expense of approximately $4,719,000 and $3,354,295 respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of September 30, 2020, the Company had approximately $6,786,000 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 3 years. The Company used straight-line amortization of compensation expense over the two to nine-year requisite service or vesting period of the grant. There are options to purchase approximately 2.78 million shares that are vested as of September 30, 2020.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black - Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Nine months ended September 30,
	2020	2019
Expected volatility	69.18%-81.11%	58.62%-121.32%
Expected term	4.84-5.00 Years	4.02-5.00 Years
Risk-free interest rate	0.23% - 1.39%	1.79% - 2.72%
Forfeiture Rate	0.00%	0.00%

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2020 and changes during the period ending on that date is as follows:

		Weighted Average	Aggregate Intrinsic	Average
	Shares	Exercise	Value	Remaining
	(000’s)	Price $	($ 000’s)	Term (Yrs)
Options
Balance at December 31, 2019	6,528	$3.55	$8,978	6.58
Granted	495	$7.07
Exercised	(1,293)	$2.40
Forfeiture and cancelled	(141)	$3.94
Balance at September 30, 2020	5,589	$4.08	$94,174	6.41

Exercisable at September 30, 2020	2,785	$3.79

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

16.	STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about employee stock options outstanding at September 30, 2020:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding			Exercisable
	At	Weighted	Weighted	at	Weighted	Weighted
	September 30,	Average	Average	September 30,	Average	Average
	2020	Remaining	Exercise	2019	Exercise	Remaining
Range of Exercise Price	(000’s)	Term	Price $	(000’s)	Price $	Term
$0.20 - $0.53	130	2.34	$0.27	130	$0.27	2.34
$0.65 - $1.80	49	4.15	$1.05	49	$1.05	4.15
$1.83 - $2.84	258	0.75	$1.97	258	$1.97	0.75
$3.20 - $6.20	5,089	6.79	$4.19	2,347	4.24	5.60
$7.20 - $22.00	63	9.58	$14.53	0	$0	0
Outstanding options	5,589	6.41	$4.08	2,785	$3.79	4.97

As of September 30, 2020, the Company had approximately $6,786,000 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 3 years.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the nine months ended September 30, 2020 and 2019 is presented in the following table:

	For the Nine Months ended
	September 30, 2020		September 30, 2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	90,000	$3.23	38,889	$-
Granted	92,444	14.72	-	-
Vested	(18,582)	14.72	8,333	-
Unvested at end of period	163,862	$8.41	30,556	$3.64

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of September 30, 2020 was $614,870, and expected to be expensed over the next 18 months.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

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

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without Cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of September 30, 2020.

Additionally, our business and results of operations may be adversely affected by the pandemic and public health crises related to the COVID-19 outbreak which is affecting the macro-economic environment. Please refer to Item 1.A. Risk Factors for further details.

18.	SUBSEQUENT EVENTS

On October 30, 2020, the Bonds Payable as reflected in Note 13, were paid-in-full and a release letter was obtained from the Bond Holders’ agent thereby releasing Func Food Group from any related liability or debt, as well as the release of the security interest pertaining to Func Food Group assets.

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

Business Overview

We are engaged in the development, marketing, sale and distribution of “functional” calorie-burning fitness beverages under the Celsius® brand name. According to multiple clinical studies we funded, a single serving of Celsius® burns 100 to 140 calories by increasing a consumer’s resting metabolism an average of 12% and providing sustained energy for up to a nine-hour period. Our exercise focused studies show Celsius delivers additional benefits when consumed prior to exercise. The studies show benefits such as increase in fat burn, increase in lean muscle mass and increased endurance.

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Revenue

For the three months ended September 30, 2020, revenue was approximately $36.8 million, an increase of $16.4 million or 80.4% from $20.4 million for the same quarter of 2019. The revenue increase of 80.4% was attributable to continued strong growth of 60.4% in North American revenues, reflecting double digit growth from existing accounts, new distribution and expanded distribution to major retailers. European revenue for the three months ended September 30, 2020 was $9.5 million, an increase of 182.3% from 2019 quarter revenue of $3.4 million. The 2020 results now reflect the full financial impact of consolidation of the results of operations of Func Food Group, Oyj (“Func Food”), our European distribution partner whom we acquired in October 2019. Asian revenues (which primarily consist of royalty revenues from our China licensee) for the three months ended September 30, 2020 amounted to $274,532 an increase of 40.8% from $194,982 in the 2019 quarter. Other international markets generated $145,415 of revenue during the third quarter of 2020, an increase of $57,015 when compared to $88,400 for the same quarter in the prior year. The total increase in revenue from the 2019 quarter to the 2020 quarter was primarily attributable to increases in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by segment and changes therein for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
Revenue Source	2020	2019	Change
Total Revenue	$36,839,150	$20,423,848	80.4%

North American Revenue	$26,891,527	$16,765,598	60.4%

European Revenue	$9,527,676	$3,374,868	182.3%

Asian Revenue	$274,532	$194,982	40.8%

Other	$145,415	$88,400	64.5%

Gross profit

For the three months ended September 30, 2020, gross profit increased by approximately $8.9 million or 103.4% to $17.5 million, from $8.6 million for the same quarter in 2019. Gross profit margins for the three months ended September 30, 2020, were 47.6%, which compared favorably to 42.2% for the same quarter in 2019. The increase in gross profit is mainly related to increase in sales volume from the 2019 quarter to the 2020 quarter, as opposed to increases in product pricing.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2020 were approximately $8.3 million, an increase of approximately $3.3 million or 67.9% from approximately $4.9 million in the 2019 quarter. This increase reflects the impact of the consolidation of the operating results of Func Food following its October 2019 acquisition by the Company, which resulted in an increase in our marketing investments of 88.3% or $1.7 million from the 2019 quarter to the 2020 quarter. Similarly, all other sales and marketing expenses give effect to increases related to the consolidation of Func Food’s operations. Specifically, employee costs, which also includes investments in human resources to properly service our markets, increased to $2.3 million or 70.9% from the 2019 quarter to the 2020 quarter. Moreover, due to the increase in business volume from the 2019 quarter to the 2020 quarter, our support to distributors and investments in trade activities, our storage and distribution costs increased by $705,000 from the 2019 quarter to the 2020 quarter.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2020 were approximately $4.6 million, an increase of approximately $2.4 million or 107.7%, from $2.2 million for the three months ended September 30, 2019. This increase similarly reflects the impact of the consolidation of Func Food’s operations which were not present in the results for the 2019 quarter. As such, administrative expenses for the three months ended September 30, 2020 were $1.3 million, an increase of $865,700 or 181.9% from $475,797 for the prior year’s quarter. Employee costs for the three months ended September 30, 2020, reflected an increase of $360,307 or 63.0%, not only attributable to the consolidation of Func Food’s operations, but also reflecting additional investments in resources in order to properly support our higher business volume. All other increases for general and administrative expenses from the 2019 quarter to the 2020 quarter were approximately $1.1 million. These increases mostly resulted from higher stock option expense of $1.2 million and, additional depreciation and amortization of $15,000 which were partially offset by net decreases in all other administrative expense of $121,744.

Other income/(expense)

Total net other income for the three months ended on September 30, 2020 was $45,300, which compares favorably to other expenses of $543,000 for the same period in the prior year. The 2020 quarter results reflect a total favorable impact of $588,300 which includes $155,000 of lower amortization expenses, $143,000 gain related to foreign currency fluctuations, $407,600 gain on note receivable from China and net other miscellaneous expenses of $62,800 which were partially offset by higher net interest expenses of $54,500.

Net Income/(Loss)

As a result of the above, for the three months ended September 30, 2020, net income was $4.8 million or $0.07 per share based on a weighted average of 70,473,351 shares outstanding and dilutive earnings per share of $0.06 based on a fully-dilutive weighted average of 74,848,239 shares outstanding, which includes the dilutive impact of outstanding stock options to purchase 4,374,888 shares. In comparison, for the three months ended September 30, 2019, the Company had net income of approximately $961,042 or a $0.02 per share, based on a weighted average of 59,307,404 shares outstanding and a dilutive earnings per share of $0.03 based on a fully-dilutive weighted average of 62,532,510 shares outstanding.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Revenue

For the nine months ended September 30, 2020, revenue was approximately $95.1 million, an increase of $44.1 million or 86.3% from $51.0 million for the same period in 2019. The revenue increase of was attributable in large part to continued strong growth of 57.4% in North American revenues, reflecting double digit growth in both existing accounts, new distribution and expanded distribution to major retailers. European revenue was $26.8 million for the nine-months ended September 30, 2020, an increase of 251.0%, from to $7.6 million in revenue for the 2019 period. The 2020 results now reflect the full financial impact of the consolidation of the results of operations of Func Food. Asian revenues (which primarily consist of royalty revenues from our China licensee) for the nine months ended September 30, 2020 were $868,915 an increase of 38.1% from $629,028 for the 2019 period. Other international markets generated $308,706 of revenue during the nine months ended September 30, 2020 an increase of $149,586 from $159,120 for the same period in 2019. The total increase in revenue from the 2019 period to the 2020 period was primarily attributable to increases in sales volume, as opposed to increases in product pricing.

The following table sets forth the amount of revenues by category and changes therein for the nine months ended September 30, 2020 and 2019:

	Nine months Ended September 30,
Revenue Source	2020	2019	Change

Total Revenue	$95,061,265	$51,031,426	86.3%

North American Revenue	$67,083,888	$42,607,433	57.4%

European Revenue	$26,799,756	$7,635,845	251.0%

Asian Revenue	$868,915	$629,028	38.1%

Other Revenue	$308,706	$159,120	94.0%

Gross profit

For the nine months ended September 30, 2020, gross profit increased by approximately $22.3 million or 105.3% to $43.5 million, from $21.2 million for the same period in 2019. Gross profit margins increased to 45.8% for the nine months ended September 30, 2020 from 41.6% for the same period in 2019. The increase in gross profit dollars and gross profit margins is mainly related to increases in volume, as opposed to increases in product pricing.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2020 were approximately $23.6 million, an increase of approximately $9.5 million or 67.8% from approximately $14.1 million for the same period in 2019. This increase reflects the impact of the consolidation of the operating results of Func Food following its October 2019 acquisition by the Company. As a result, our marketing investments increased by 77.4% or $4.2 million from the 2019 period to the 2020 period. Similarly, all other sales and marketing expenses give effect to increases related to the consolidation of Func Food’s operations. Specifically, employee costs for the 2020 period, which also includes investments in human resources to properly service our markets, increased by $3.6 million or 87.9% from the 2019 period. Moreover, due to the increase in business volume, our support to distributors, investments in trade activities and storage and distribution costs increased by $1.7 million from the 2019 period to the 2020 period.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2020 were approximately $12.5 million, an increase of $5.3 million or 71.9%, from $7.2 million for the nine months ended September 30, 2019. This increase similarly reflects the impact of the consolidation of Func Food’s operations which were not present in the results for the 2019 period. As such, administrative expenses reflected an increase of $2.6 million, which included an increase of $221,000 in our bad debt reserve, to cover potential collectability risks associated with the COVID-19 pandemic. Employee costs for the nine months ended September 30, 2020, reflect an increase of $1.1 million or 58.9%, not only attributable to the consolidation of Func Food’s operations, but also additional investments in resources in order to properly support our higher business volume. All other increases for general and administrative expenses from the 2019 period to the 2020 period were $1.4 million. These increases mostly resulted from higher stock option expense of $1.3 million, depreciation and amortization of $34,000 and net increases in all other administrative expenses of $59,000.

Other Income/(expense)

Total net other expense for the nine months ended on September 30, 2020 was $590,000, which reflects a variance of $11.9 million when compared to net total other income of $11.3 million for the same period in the prior year. The variance of $11.9 million is mainly related to the recognition of a gain of $12.1 million pertaining to a note receivable from our Chinese licensee. The note receivable is the part of an agreement executed with our China distributor, related to the restructuring of our business relationship to a royalty-based model, which requires the repayment, over a five-year period, pursuant to an unsecured, interest-bearing note, of the investment the Company made in the China market during 2017 and 2018.

Net Income

As a result of all of the above, for the nine months ended September 30, 2020, the Company had a net income of $6.9 million or $0.10 per share based on a weighted average of 70,184,071 shares outstanding and $0.09 per share based on a weighted average of 73,524,209 shares outstanding, which includes the dilutive impact of outstanding stock options to purchase 3,340,138 shares. In comparison, for the nine months ended September 30, 2019 there was net income of $11.1 million or $0.19 per share based on a weighted average of 58,023,685 shares outstanding, and after adding back interest expense on convertible notes of $348,493 and the amortization on discount on notes payable of $707,286, a diluted net income of $12.2 million or $0.20 per share based on a weighted average of 62,050,032 shares outstanding, which includes the dilutive impact of the stock options of 1,223,700 shares and the dilutive effect of the convertible notes of 2,802,647 shares.

Liquidity and Capital Resources

As of September 30, 2020, and December 31, 2019, we had cash of approximately $52.2 million and $23.1 million, respectively, and working capital of approximately $62.2 million and $24.8 million, respectively. Cash provided in operations during the nine months ended September 30, 2020 was approximately $3.8 million and cash used in operations was approximately $966,000 for the nine-month period ended September 30, 2019, mainly reflecting investments in inventory, pre-payments and deposits and increase in accounts receivable.

In addition to cash flow from operations, our primary sources of working capital have been private placements and public offerings of our securities (including a private placement of 1,437,909 shares at a price of $15.30 completed on August 25, 2020 and an underwritten public offering of 7,986,110 shares at an offering price of $3.60 per share completed on September 16, 2019) and our credit facility with CD Financial, LLC (“CD Financial”), an affiliate of a principal shareholder of the Company.

Our current operating plan for the next twelve (12) months reflects sufficient financial resources, notwithstanding the potential effects of the Covid-19 pandemic nevertheless; we do not contemplate obtaining additional financing.

Off Balance Sheet Arrangements

As of September 30, 2020, and December 31, 2019, we had no off-balance sheet arrangements.

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective in that (a) we maintain records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) our records provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (c) our records provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

CELSIUS HOLDINGS, INC.

Dated: November 12, 2020	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2020	By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (Principal Financial and Accounting Officer)