Form 10-K
period 2020-12-31
Celsius Holdings, Inc.
filed 2021-03-11
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $301,864,237 as of June 30, 2020 for the Company’s common stock on such date on the Nasdaq Capital Market. For purposes of the foregoing computation, all executive officers, directors, and 10% beneficial owners of the Registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 72,585,354 shares of common stock outstanding as of March 10, 2021.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains or refers to certain statements that are not historical facts and are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward looking statements may be identified by words such as that. “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, strength of the economy, potential effects of the COVID-19 pandemic, changes in the overall level of consumer spending, the performance of the Company’s products within the prevailing retail environment, implementation of our strategy, trade restrictions, availability of suitable store locations at appropriate terms, the availability of raw materials, compliance with regulations, certifications and best practices with respect to the development, manufacture, sales and marketing of the Company’s products, management changes, maintaining appropriate levels of inventory, changes in tax regulations, e-commerce relationships, disruptions of manufacturing, warehouse or distribution facilities or information systems, political environment and other specific factors described in “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.

We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes with certainty and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

ii

PART I

Item 1. Business

Overview

We are engaged in the development, marketing, sale and distribution of functional calorie-burning fitness and lifestyle beverages under the Celsius® brand name. According to multiple clinical studies we funded, a single serving of Celsius® burns 100 to 140 calories by increasing a consumer’s resting metabolism an average of 12% and providing sustained energy for up to a nine-hour period. Our exercise focused studies show Celsius delivers additional benefits when consumed prior to exercise. The studies show benefits such as increase in fat burn, increase in lean muscle mass and increased endurance.

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

We currently offer five beverage lines, CELSIUS® Originals, CELSIUS HEAT™, CELSIUS® BCAA+ENERGY, CELSIUS® On-the-Go and CELSIUS® Sweetened with Stevia.

Celsius has undertaken significant marketing efforts aimed at building brand awareness, including a wide variety of marketing vehicles such as television, radio, digital, social media, sponsorships, and magazine advertising. We also undertake various promotions at the retail level such as coupons and other discounts in addition to in-store sampling. During the first quarter of 2021, Celsius launched a branded cooler program, with a first phase target of locating up to 1,000 coolers in various retail outlets.

We distribute our In the United States and elsewhere in North America, Celsius® is sold across many retail segments. They include supermarkets, convenience stores, drug stores, nutritional stores, and mass merchants. We also sell to health clubs, spas, gyms, the military and e-commerce websites.

We distribute our products domestically through a hybrid of direct-store delivery (DSD) distributors and as well as sales direct to retailers (DTR). We are continuing to emphasize DSD distribution as we believe it has been a key element in opening additional domestic markets and retail segments and increasing sales.

Our products are distributed in various foreign regions, primarily Europe and Asia, through regional and country-specific distribution partners. In October 2019, we acquired Func Food, our Nordic distribution partner, who markets both our products as well as other products under its own brands. Celsius intends to use Func Food as a platform to expand product distribution elsewhere in Europe.

The Company does not directly manufacture its beverages and powder packets, but instead outsource the manufacturing process to established third-party co-packers. We do, however, provide our co-packers with flavors, ingredient blends, cans and other raw materials for our beverages purchased by us from various suppliers.

Recent Developments

On October 30, 2020, the Company fully repaid the outstanding bonds payable, which were reinstated as part of the acquisition of Func Food on October 25, 2019, in accordance with the original terms of the bonds. The total amount repaid was approximately $9.9 million, which included principal of $9.6 million and accrued interest of $0.3 million.

Potential Effects of the COVID-19 Pandemic on the Company’s Business

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

Our ability to commercialize our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, due to the COVID-19 pandemic and related aspects or other reasons beyond our control or the control of our suppliers and business partners, could impair our operations.

We are closely monitoring the COVID-19 pandemic and its potential impact on our supply chain, distribution and our consolidated results of operations. While the beverage industry has experienced some shortages of cans as a result of the COVID-19 pandemic, Celsius has been able to secure adequate supply and has not experienced significant adverse effects on its business, operations and financial condition from such shortage or otherwise from the COVID-19 pandemic. Nonetheless, we are unable to accurately predict the impact that COVID-19 will have due to the uncertainties which include the ultimate geographic spread of the virus, the intensity of the virus, the duration of the outbreak, and/or actions that may be taken by governmental agencies.

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

We currently five beverage lines:

●	CELSIUS® Originals, our initial product line. is currently offered in nine flavors: orange, wild berry, cola, grape, kiwi-guava and watermelon (which are carbonated), and non-carbonated green tea raspberry/acai, green tea/peach mango and green tea/grapefruit melon.

●	CELSIUS HEAT™, introduced in 2018 is a trainer’s grade beverage. CELSIUS HEAT™ is also a dietary supplement, that uses the same proprietary thermogenic MetaPlus® formula as CELSIUS®, Originals, which is proven to accelerate metabolism, boost energy and accelerate calorie and fat burn when combined with exercise. CELSIUS HEAT™, which is packed with 2,000mg of L-citrulline and 300mg of caffeine, comes in eight carbonated flavors: Apple Jack’d, Orangesicle, Inferno Punch, Cherry Lime, Blueberry Pomegranate, Strawberry Dragonfruit, Tangerine Grapefruit and Jackfruit.

●	CELSIUS® BCCA+ENERGY, introduced in 2019, is an innovative branched-chain amino acids (BCAA) functional beverage that fuels muscle recovery. The CELSIUS® BCCA+ENERGY product line was initially launched in the fitness channel.

●	CELSIUS® On-the-Go is is a powdered form of the active ingredients in our beverages in individual On-The-Go packets as well as multiple serving canisters.

●	CELSIUS® Sweetened with Stevia is a natural line extension introduced in 2018, targeting the natural products channel. CELSIUS® Sweetened with Stevia is available in six refreshing flavors: three sparkling - grapefruit, cucumber lime, orange pomegranate and three non-carbonated - pineapple coconut, watermelon berry and strawberries & cream. This product line boasts a clean ingredient panel featuring 100% natural caffeine-from-green-coffee bean extract and Stevia an all-natural sweetener.

Celsius® ready-to drink products are packaged in a distinctive 12 ounce sleek can that uses vivid colors in abstract patterns to create a strong on-shelf impact. The cans are sold as singles or in four-packs. We have recently redesigned our packaging to provide a cleaner, crisper and more modern look. In addition to being sugar free, our original ready-to -drink products line is non-GMO, kosher and vegan certified and soy and gluten free.

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

Manufacture and Supply of Our Products

Our beverages are produced by established third party beverage co-packers. A co-packer is a manufacturing plant that provides the service of filling bottles or cans for the brand owner. We believe one benefit of using co-packers is that we do not have to invest in the production facility and can focus our resources on brand development, sales and marketing. It also allows us produce in multiple locations strategically placed throughout the country. We purchase most of the ingredients and all packaging materials. The co-pack facility assembles our products and charges us a fee by the case. The shelf life of Celsius® products is specified as 15 to 18 months.

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

Packaging materials, except for our distinctive sleek aluminum cans, are easily available from multiple sources in the United States; however, due to efficiencies we utilize single source vendor relationships. While the beverage industry has experienced some shortages of cans as a result of the COVID-19 pandemic, Celsius has been able to secure adequate supply and has not experienced significant adverse effects from such shortages.

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

We are continuing to emphasize the expansion of our DSD distribution network as we believe it has been a key element in opening additional domestic markets and retail segments and increasing sales.

We also sell our products online through our own and other e-commerce platforms such as Amazon. As a result of the shift to online purchasing by consumers, including additional growth arising from the effects of the COVID-19 pandemic as a result of the shutdown of various retail outlets, particularly gyms and health clubs in the fitness channel, e-commerce sales have accounted for a growing percentage of our domestic revenue. We expect this trend to continue at least through most of 2021.

International

We distribute our products in various foreign regions through regional and country-specific distribution partners. In October 2019, we acquired Func Food, our Nordic distribution partner, who markets both our products as well as other products under its own brands. Celsius intends to use Func Food as a platform to expand product distribution elsewhere in Europe.

We market our products in the Asian market, which is one of the most dynamic and fastest-growing, through a partnership with A.S. Watson industries in Hong Kong and a license agreement with our partner in China, Qifeng Food Technology (Beijing) Co., Ltd. (“Qifeng”). While we initially began both local production and preliminary distribution of the Celsius® brand in 2018 through our partnership in Qifeng, effective January 1, 2019, we restructured our China distribution efforts by entering into two separate agreements as it relates to the commercialization of our Celsius products (i.e., license agreement) and a repayment of investment agreement with Qifeng. Under the license agreement, Qifeng was granted the exclusive license rights to manufacture, market and commercialize Celsius® brand products in China. Qifeng will pay a minimum royalty fee of $6.9 million for the five years of the term of the agreement, transitioning to a volume-based royalty fee, thereafter. Under a separate economic agreement, Qifeng Food will repay the marketing investments made by Celsius into the China market through 2018, over the same five-year period. The repayment, which was formalized via a note receivable from Qifeng, will need to be serviced even if the licensing agreement is cancelled or terminated.

Significant Customer

As a result of the growth of our business and the increase in online sales in 2020 related in part to the COVID-19 pandemic, one customer, Amazon, accounted for approximately 15% and 12.0% of our revenues during the years ended December 31, 2020 and December 31, 2019, respectively. Notwithstanding the foregoing, we do not believe that we are dependent on our sales to Amazon for our continued growth and profitability.

Seasonality of Sales

As is typical in the beverage industry, sales of our beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets.

Competition

We believe that our Celsius® brand products are one of the few calorie-burning fitness beverages whose effectiveness is supported by clinical studies, which gives us a unique position in the beverage market. However, our products do compete broadly with all categories of consumer beverages. The beverage market is highly competitive, and includes international, national, regional and local producers and distributors, most of whom have greater financial, management and other resources than us. Our direct competitors in the functional beverage market include, but are not limited to The Coca-Cola Company, Dr. Pepper Snapple Group, PepsiCo, Inc., Nestlé, Waters North America, Inc., Hansen Natural Corp., Vital Pharmaceuticals, Inc, Monster Energy, and Red Bull.

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

Employees

As of the date of this Report, the Company employs 154 people, including its executive officers.

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

Risk Factors Relating to Our Business

Our business and results of operations may be adversely affected by the COVID-19 pandemic

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

Our ability to commercialize our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, due to the COVID-19 pandemic and related aspects or other reasons beyond our control or the control of our suppliers and business partners, could impair our operations.

We are closely monitoring the COVID-19 pandemic and its potential impact on our supply chain, distribution and our consolidated results of operations. While the beverage industry has experienced some shortages of cans as a result of the COVID-19 pandemic, Celsius has been able to secure adequate supply and has not experienced significant adverse effects on its business, operations and financial condition from such shortage or otherwise from the COVID-19 pandemic. Nonetheless, we are unable to accurately predict the impact that COVID-19 will have due to the uncertainties which include the ultimate geographic spread of the virus, the intensity of the virus, the duration of the outbreak, and/or actions that may be taken by governmental agencies.

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

Additionally, as a result of the growth of our business and the increase in online sales in 2020 related in part to the COVID-19 pandemic, one customer, Amazon, accounted for approximately 15% and 12.0% of our revenues during the years ended December 31, 2020 and December 31, 2019, respectively. Notwithstanding the foregoing, we do not believe that we are dependent on our sales to Amazon for our continued growth and profitability.

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

While the beverage industry has experienced some shortages of cans as a result of the COVID-19 pandemic, Celsius has been able to secure adequate supply and has not experienced significant adverse effects on its business, operations and financial condition from such shortage. However, there can be no assurance that if such shortages continue, its business, operations and financial condition will not be harmed.

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

Risk Factors Relating to our Status as a Fully Reporting Public Company

We are subject to the periodic reporting requirements of the Exchange Act that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real property. We lease our principal executive offices located at 2424 N Federal Highway, Boca Raton, Florida 33431. Our premises are leased for a monthly cost of $17,295 which now includes an additional 2,140 square-feet. The current lease expires on January 2024. The Company has no warehouses or other facilities as we store our product at third party contract warehouse facilities.

We also have leased premises in Europe which have an aggregate monthly cost of approximately $11,600 which include the unfavorable foreign currency impact. These leases have different periods and extend until August 2023.

Item 3. Legal Proceedings.

As previously reported in our periodic filings under the Exchange Act, on January 24, 2020, Evlution Nutrition, LLC (“Evlution”) filed suit against Celsius in federal court for the Southern District of Florida, for trademark infringement. Evlution asserted that Celsius’ BCAA dietary supplement product’s use of BCAA + ENERGY infringed upon Evlution’s registered trademarks. In October 2020, the Company resolved its dispute with Evlution by entering into a co-existence agreement under which both parties agreed not to challenge the others’ use of the BCAA Energy/BCAA+Energy marks. No other consideration was paid for the settlement.

In addition to other matters previously reported in our periodic filings under the Exchange Act, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “CELH.”

Dividends

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,198,245 shares	(1)	$4.23	2,021,847 shares	(1)

Equity compensation plans not approved by security holders	0 shares		n/a	0 shares

Total	5,198,245 shares	(1)	4.23	2,021,847	(1)

(1)	Represents shares of common stock reserved for issuance under our Amended 2006 Incentive Stock Plan and 2015 Incentive Stock Plan.

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

Results of Operations

Results of operations for the year ended December 31, 2020 include the operations of Func Food for the entire year, while results of operations for the year ended December 31, 2019 include the operations for Func Food beginning only as of the date of acquisition, October 25, 2019.

Year ended December 31, 2020 compared to year ended December 31, 2019

Revenue

For the year ended December 31, 2020, revenue was approximately $130.7 million, an increase of $55.6 million or 74.0% from $75.1 million for the year ended December 31, 2019. Approximately 64% of this growth was as a result of increased revenues from North America where 2020 revenues were $95.5 million, an increase of $35.8 million or 60.0% from 2019. The balance of the increase was largely attributable to a 35% growth in European revenues to $33.7 million in 2020 from $14.5 million in 2019. 2020 results reflect the full financial impact of the consolidation of the results of operations of Func Food, which Celsius acquired in October 2019. Asian revenues (which primarily consist of royalty revenues from our China licensee) for the year ended December 31, 2020 were $1.1million, an increase of 30.0% from $840,648 for the year ended December 31, 2019. Other international markets generated $425,323 in revenues during the year ended December 31, 2020, an increase of $234,379 from $190,944 for the year ended December 31, 2020.

The total increase in revenue from 2019 period to 2020 was primarily attributable to increases in sales volume, as opposed to increases in product pricing. The primary factors behind the increase in North American sales volume were related to growth in e-commerce channel, which accounted for 20.0% of the growth and expansion in our DSD distributor network which generated significant revenue increases when compared to 2019. As noted above, the full consolidation of Func Food revenue in 2020 as well as the favorable impact of the strengthening of the Euro also beneficially impacted revenues. We estimate that the strengthening of the Euro accounted for approximately 5.0% of the increase in European revenue in 2020 as compared to 2019.

The following table sets forth the amount of revenues by category and changes therein for the years ended December 31, 2020 and December 31, 2019:

	Year Ending December 31,
Revenue Source	2020	2019	Change (%)

Total Revenue	$130,725,777	$75,146,546	74%

North American Revenue	$95,480,310	$59,659,320	60%

European Revenue	$33,727,441	$14,455,634	133%

Asian Revenue	$1,092,703	$840,648	30%

Other Revenue	$425,323	$190,944	123%

Gross profit

For the year ended December 31, 2020, gross profit increased by approximately $29.7 million or 94.8% to $61.0 million, from $31.3 million for the year ended December 31, 2019. Gross profit margins increased to 46.6% for the year ended December 31, 2020 from 41.7% for the year ended December 31, 2019. The increase in gross profit dollars and gross profit margins is mainly related to increases in volume, as opposed to increases in product pricing. Specifically, we estimate that increases in volume account for approximately 90% of the growth in gross profit (expressed in dollars) from 2019 to 2020. The impact of lower promotional allowances, together with supply chain savings or synergies as well as the favorable impact of the strength of the Euro accounted for the remaining approximately 10% of increase in gross profit dollars in 2020 when compared to 2019.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2020 were approximately $34.9 million, an increase of approximately $13.7 million or 65.1% from approximately $21.1 million for the year ended December 31, 2019. This increase reflects the impact of the consolidation of the operating results of Func Food following its October 2019 acquisition by the Company. As a result, our marketing investments increased by 81.3% or $6.4 million from 2019 to 2020. Similarly, all other sales and marketing expenses give effect to increases related to the consolidation of Func Food’s operations. Specifically, employee costs for 2020, which also include investments in human resources to properly service our markets, increased by $4.1 million or 62.1% from 2019. We estimated the currency impact to account for approximately $230,000 of the increase regarding employee costs when compared to the prior year. Moreover, due to the increase in business volume, our support to distributors, investments in trade activities and storage and distribution costs increased by $3.2 million from 2019 to 2020.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2020 were approximately $18.2 million, an increase of $6.6 million or 56.5% from $11.6 million for the year ended December 31, 2019. This increase similarly reflects the full impact of the consolidation of Func Food’s operations for the entire 2020 year, which was present only for part of 2019 following the acquisition date on October 25, 2019. As such, administrative expenses reflected an increase of $2.6 million, which included an increase of approximately $260,000 in our bad debt reserve, to cover potential collectability risks associated with the COVID-19 pandemic. Employee costs for the year ended December 31, 2020, reflect an increase of $1.6 million or 54.5%, not only attributable to the consolidation of Func Food’s operations, but also additional investments in resources in order to properly support our higher business volume. Additionally, we estimated the currency impact to account for 2% of the increase in employee costs when compared to the prior year. All other increases for general and administrative expenses from 2019 to 2020 amounted to $2.4 million. These increases are mainly the result of higher stock option expense of $1.5 million, depreciation and amortization of $835,000 and net increases in all other administrative expenses of $82,000.

Other Income/(expense)

Total net other Income for the year ended December 31, 2020 was $730,000 which reflects a variance of 10.6 million when compared to net total other income of $11.4 million for the year ended December 31, 2019. The variance of $10.6 million is mainly related to the recognition of a gain of $12.2 million pertaining to a note receivable from our Chinese licensee. The note receivable is the part of an agreement executed with our China distributor, related to the restructuring of our business relationship to a royalty-based model, which requires the repayment, over a five-year period, pursuant to an unsecured, interest-bearing note, of the investment the Company made in the China market during 2017 and 2018.

Net Income/Loss

As a result of all of the above, for the year ended December 31, 2020, the Company had net income of $8.5 million or $0.12 per share based on a weighted average of 70,195,085 shares outstanding and $0.11 per share based on a weighted average of 74,443,601 shares outstanding, which includes the dilutive impact of outstanding stock options to purchase 4,248,516 shares. In comparison, for the year ended December 31, 2019 there was net income of $10.0 million or $0.16 per share based on a weighted average of 60,761,995 shares outstanding, and after adding back interest expense on convertible notes of $348,493 and the amortization on discount on notes payable of $239,570, a diluted net income of $10.6 million or $0.16 per share based on a weighted average of 64,183,399 shares outstanding, which includes the dilutive impact of the stock options of 1,153,231 shares and the dilutive effect of the convertible notes of 2,268,173 shares.

Liquidity and Capital Resources

As of December 31, 2020, and December 31, 2019, we had cash of approximately $43.2 million and $23.1 million, respectively, and working capital of approximately $64.9 million and $24.8 million, respectively.

In addition to cash flow from operations, our primary sources of working capital have been private placements and public offerings of our securities (including a private placement of 1,437,909 shares at a price of $15.30 completed on August 25, 2020 and an underwritten public offering of 7,986,110 shares at an offering price of $3.60 per share completed on September 16, 2019).

Our current operating plan for the next twelve (12) months reflects sufficient financial resources, notwithstanding the potential effects of the COVID-19 pandemic nevertheless; we do not contemplate obtaining additional financing.

Cash flows provided by operating activities

Cash flows provided by operating activities totaled $3.4 million in 2020, representing a $2.4 million increase from $1.0 million in 2019. The increase was primarily driven by operating income adjusted for non-cash-items. The increase was further driven by efficient management of accounts payable, accrued expenses, and other liabilities.

Partially offsetting the increase in cash flows from operating activities was an increase in expenditures for prepaid expenses and other assets mainly related to deposits for inventory production, an increase accounts receivable mainly related to increase in sales volume and elimination of accounts receivable financing in Europe, as well as increased inventory levels to properly service demand for our products.

Cash flows provided by (used in) investing activities

Cash flows provided by investing activities totaled $0.8 million in 2020, representing a $15.1 million increase from net cash used in investing activities of $14.3 million in 2019. The increase was primarily due to the fact that 2019 included $14.2 million of cash consideration paid for the Func Food acquisition. The increase was further driven by collections of $1.3 million under a note receivable, which began in 2020.

Partially offsetting the increase in cash flows provided by investing activities was an increase in capital expenditures of $0.5 million, primarily attributable to the purchase of computer equipment and equipment utilized for trade-marketing and merchandising.

Cash flows provided by financing activities

Cash flows provided by financing activities totaled $15.6 million for 2020, representing a $13.1 million decrease from $28.7 in 2019. The decrease was primarily due to the fact that the Company fully repaid bonds in 2020 for $9.6 million and a $5.0 million difference in the amount of proceeds raised from common stock issuances in 2019 versus 2020. The decrease was further driven by the fact that 2019 included $1.5 million of proceeds received from a related party note and 2020 included cash paid for taxes on restricted stock of $0.7 million. Additionally, principal payments under finance leases increased by $0.255 million in 2020 mainly because Func Food was included in the Company’s consolidated results for the entire year, as opposed to only part of Q4 in 2019, as well as increased leasing activity.

Partially offsetting the decrease in cash flows provided by financing activities was a $3.9 million increase in proceeds from stock option exercises, primarily driven by increased stock price and vesting of options.

Off Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data listed in “Item 15. Financials Statements and Exhibits” are attached to this Report.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

Our President and Chief Executive Officer as well as our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective in that (a) we maintain records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) our records provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (c) our records provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Based on the evaluation conducted under the above-referenced framework, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2020, our internal control over financial reporting was effective.

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

Attestation Report of the Registered Public Accounting Firm

Effective with the filing of this report, with respect to the Company's fiscal year ended December 31, 2020, the Company is deemed to be a “non-accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Accordingly, this annual report is not required to include an attestation report of the Company's registered public accounting firm on the Company’s internal control over financial reporting.

With respect to the Company’s fiscal year ended December 31, 2019, the Company was deemed to be an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Accordingly, for only the fiscal year ended December 31, 2019, we have included the Report of Independent Registered Public Accounting Firm in Item 8 setting forth our registered public accounting firm’s attestation report on the Company’s internal control over financial reporting in accordance with Item 308 (b) of Regulation S-K.

Changes in Internal Controls Over Financial Reporting

Following the October 25, 2019 acquisition of our European subsidiaries, the Company committed time and resources to consolidating and integrating the subsidiaries’ system of controls with its own and evaluating control design, implementation, and effectiveness. This included incorporating the Company’s policies into the subsidiaries’ policies and aligning their internal control environment with ours. We also obtained the services of Grant Thornton in the Nordic region to assist with this assessment and the related testing to ensure that their internal controls are aligned with the Company’s and are in place and working effectively.

The majority of the control activities of the Company were not changed by the acquisition of our European subsidiaries, and the overall impact was not material to our internal controls over financial reporting.

There have been no other changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth the name of each of our directors and executive officers and their positions with Celsius:

Name	Age	Position with the Company

John Fieldly	41	Chief Executive Officer and Director

Edwin Negron-Carballo	59	Chief Financial Officer

Nicholas Castaldo	69	Director

Caroline Levy	58	Director

William H. Milmoe	72	Director

Hal Kravitz	63	Director

Kevin Harrington	64	Director

Tony Lau	29	Director

Thomas E. Lynch	73	Director

Alexandre Ruberti	44	Director

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

Nicholas Castaldo Mr. Castaldo joined the Board in March 2013. His career spans over 30 years in consumer businesses in the food and beverage industry with executive positions in public and private companies, multi-nationals and start-ups. He is an Equity Partner and Advisory Board member of Lime Fresh Mexican Grill, a fast-casual Mexican restaurant chain and served as the company’s CMO for 2 years. Mr. Castaldo was an Equity Partner and member of the founding management team of Anthony’s Coal Fired Pizza, a casual dining restaurant chain, and served as President, Senior Vice-President/Chief Marketing Officer, and Board Member for 12 years. He served for 8 years as President of Pollo Tropical, a Miami-based fast casual restaurant chain. He has held senior Marketing positions at Denny’s, CitiCorp Savings and Burger King. He is an Adjunct Professor at the H. Wayne Huizenga College of Business and Entrepreneurship at Nova Southeastern University teaching courses in Marketing and Entrepreneurship and earned an MBA from Harvard University. His experience in the food and beverage industry qualifies him as a valuable member of the board of directors.

Caroline Levy has served as a director of Celsius since July 2020. Ms. Levy most recently served as Senior Equity Research Analyst at Macquarie, in her role Caroline covered both large and small cap beverage companies. Prior to this, she spent eight years as a managing director and senior analyst at CLSA. This followed a decade at UBS, where Caroline headed the US consumer research team, while also holding the position of COO for all research and Chair of the Investment Review Committee. Caroline has made numerous media appearances including CNBC’s “Mad Money with Jim Cramer” and Bloomberg. Additionally, she has been recognized multiple times including, “The Institutional Investor All Star survey” and “The Wall Street Journal analyst rankings”, for stock picking and earnings accuracy. Ms. Levy’s investment banking experience, with a focus on beverage companies, brings a unique perspective to her position on our board of directors.

William H. Milmoe has served as a director of Celsius since August 2008. Since June 2000, Mr. Milmoe has served as President of CDS International Holdings, Inc., a privately-held holding company based in Boca Raton, Florida, which oversees the business investments and holdings of Carl DeSantis, one of our principal shareholders. Mr. Milmoe is a Certified Public Accountant and prior to joining CDS consulted on various business and tax matters along with five years of service with PricewaterhouseCoopers. His long and varied business and accounting experience qualifies him to serve as a member of our board of directors.

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

Hal Kravitz became a director of Celsius in April 2016. Since November of 2019, Mr. Kravitz has served as President, Certified Management Group, a division of Advantage Solutions. From 2014 to 2018, Mr. Kravitz served as Chief Executive Officer of AQUAhydrate, Inc., a company engaged in the manufacture, distribution and marketing of bottled water. In 2013, Mr. Kravitz helped form InterContinental Beverage Capital, a New York-based merchant bank focused on investments in the beverage industry. For over thirty (30) years prior thereto, Mr. Kravitz served as an executive officer and in other management positions in various units of the Coca-Cola system. We believe that Mr. Kravitz’s extensive experience in the beverage industry makes him a valuable member of the board of directors.

Tony Lau joined our board of directors in April 2019. Mr. Lau is an investor and director of consumer and retail investments at Horizons Ventures, Limited (“Horizons Ventures”), a Hong Kong based private investment fund, with whom he has been affiliated since 2014. Mr. Lau also manages China businesses and expansion for Horizons portfolio companies. Prior to Horizons Ventures, Mr. Lau was an investment banker with Goldman Sachs, specializing in technology, media and telecommunications investment. Mr. Lau currently serves on the board of directors of ChromaDex Corp. (Nasdaq: CDXC), a patented and proprietary ingredient technologies company. Mr. Lau earned a B.A. in Economics and Finance from Peking University and is currently pursuing the Business Scholars Program (DBA) degree at the Cheung Kong Graduate School of Business (CKGSB). The Company believes Mr. Lau is qualified to serve on the board of directors because of his extensive and unique business background.

Thomas E. Lynch became a director of the Company in November 2009. For over forty-five (45) years, he served as President of the Plastridge Insurance Agency, Inc., a multi-office insurance agency based in Delray Beach, Florida and currently is Chairman of the Board of the agency. The agency traces its origins back to 1919. Mr. Lynch has served on many different boards throughout the State of Florida and has also served as an elected official on several governmental boards. He is currently the Mayor of the Village of Golf, Florida. We believe that Mr. Lynch’s long business experience makes him a valuable member of our board of directors.

Alexandre Ruberti joined our board in February 2021. Mr. Ruberti brings a wealth of experience having spent the past 25 years in the beverage sales and distribution industry. His most recent tenure was serving dual positions with Red Bull. Mr. Ruberti joined Red Bull in 2005 as Head of National Sales and Distribution of Brazil and rapidly advanced to his role as President of Red Bull Distribution Company developing the business exponentially through incremental growth, sustaining profitability, and expanding the warehouse base from 34 to 99 facilities in seven years. In 2019 he was appointed the additional position as Executive Vice President of Sales for Red Bull North America. Prior to Red Bull, he spent nine years working at Coca-Cola Bottlers in Brazil, holding several positions across multiple departments. Mr. Ruberti holds an MBA from Fundação Getulio Vargas in Brazil, He also serves as a Board Member of Future Farm, as well as Member of the Young Presidents' Organization – YPO - Santa Monica Bay chapter and is an active angel investor. We believe that given Mr. Ruberti’s extensive experience in the beverage industry will provide valuable perspectives to execute our strategy, drive profitability and enhance value for our shareholders.

Terms of Directors and Executive Officers

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders and until their successors are appointed and qualified, or until their removal, resignation, or death.

Family Relationships

There are no familial relationships among our officers and directors.

Board Committees and Independence

Our board of directors has established three standing committees, an audit committee, a compensation committee and a nominating and corporate governance committee. The audit and enterprise risk committee currently consists of Messrs. Lynch, Levy and Milmoe, the human resource and compensation committee currently consists of Messrs. Kravitz, Castaldo and Harrington and the nominating and corporate governance committee currently consists of Messrs. Milmoe, Lau and Lynch. Our board of directors has determined that each of our directors is “independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market.

In addition, we believe each of Messrs. Lynch, Levy, and Milmoe qualifies an “audit committee financial expert” as the term is defined by the applicable rules and regulations of the SEC and the Nasdaq Stock Market listing standards, based on their respective business professional experience in the financial and accounting fields. At the time of the listing of our common stock for trading on the Nasdaq Stock Market, we are required to certify to the Nasdaq Stock Market, that our audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Audit and Enterprise Risk Committee

The audit and enterprise risk committee assists our board of directors in its oversight of the company’s accounting and financial reporting processes and the audits of the company’s financial statements, including (i) the quality and integrity of the company’s financial statements, (ii) the company’s compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence and (iv) the performance of our company’s internal audit functions and independent auditors, as well as other matters which may come before it as directed by the board of directors. Further, the audit committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

●	be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for our company;

●	discuss the annual audited financial statements and the quarterly unaudited financial statements with management and the independent auditor prior to their filing with the SEC in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

●	review with the company’s financial management on a period basis (a) issues regarding accounting principles and financial statement presentations, including any significant changes in our company’s selection or application of accounting principles, and (b) the effect of any regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of our company;

●	monitor our Company’s policies for compliance with federal, state, local and foreign laws and regulations and our company’s policies on corporate conduct;

●	maintain open, continuing and direct communication between the board of directors, the audit committee and our independent auditors; and

●	monitor our compliance with legal and regulatory requirements and shall have the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act, as may be warranted.

●	evaluate risk assessment of the Company

Mr. Lynch is the chairman of our audit committee.

Human Resource and Compensation Committee

The human resource and compensation committee aids our board of directors in meeting its responsibilities relating to the compliance with all external regulatory requirements, internal policies and the compensation of our company’s executive officers and to administer all incentive compensation plans and equity-based plans of the company, including the plans under which company securities may be acquired by directors, executive officers, employees and consultants. Further, the committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

●	monitor changes in employment laws and regulations to ensure our Company employment practices and policies are aligned and in compliance with statutory requirements;

●	review periodically our company’s philosophy regarding executive compensation to (i) ensure the attraction and retention of corporate officers; (ii) ensure the motivation of corporate officers to achieve our company’s business objectives, and (iii) align the interests of key management with the long-term interests of our company’s shareholders;

●	review and approve corporate goals and objectives relating to Chief Executive Officer compensation and other executive officers of Celsius;

●	make recommendations to the board of directors regarding compensation for non-employee directors, and review periodically non-employee director compensation in relation to other comparable companies and in light of such factors as the compensation committee may deem appropriate; and

●	review periodically reports from management regarding funding our company’s pension, retirement, long-term disability and other management welfare and benefit plans.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, based on our review of such reports, during the year ended December 31, 2020 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid to our Chief Executive Officer and Chief Financial Officer, who are our two executive officers, during the years ended December 31, 2020, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)		Other ($)	Total ($)

John Fieldly, CEO(1)	2020	464,526	284,782	4,129	(3)	6,201	755,509
	2019	422,300	234,377	400,000	(4)	5,889	662,566
	2018	410,000	223,450	450,000	(5)	8,668	642,118

Edwin Negron-Carballo, CFO(2)	2020	270,000	112,340	4,129	(6)	527	382,867
	2019	206,000	67,980	350,000	(7)	508	274,488
	2018	92,308	33,825	150,000	(8)	658	126,791

(1)	Mr. Fieldly was appointed Chief Executive Officer on April 16, 2018. Mr. Fieldly joined Celsius in January 2012 as its Chief Financial Officer and from March 2017 to March 2018 served as Interim Chief Executive Officer and Chief Financial Officer.

(2)	Mr. Negron-Carballo joined the Company on July 18, 2018 as Chief Financial Officer.

(3)	Represents restricted stock awards where 4,129 shares are immediately vested in July 2020.

(4)	Represents stock options granted under our 2015 Incentive Stock Plan to purchase 150,000 and 150,000 shares of common stock at an exercise price of $3.72 and $3.23 per share. The options vest in three annual installments commencing one year from the date of grant, subject to continued employment and expire ten (10) years from the date of grant. In addition, a 100,000-share restricted stock award was granted to Mr. Fieldly subject to a vesting schedule where 40,000 shares are immediately vested and 60,000 shares vest in the sole discretion by the Board of Directors upon their determination on October 23, 2020, that Func Food’s operations have been successfully integrated into the Company.

(5)	Represents stock options granted under our 2015 Incentive Stock Plan to purchase 150,000 and 300,000 shares of common stock at an exercise price of $5.80 and $4.48 per share. The options vest in three annual installments commencing one year from the date of grant, subject to continued employment and expire ten (10) years from the date of grant.

(6)	Represents restricted stock awards where 4,129 shares are immediately vested in July 2020.

(7)	Represents stock options granted under our 2015 Incentive Stock Plan to purchase 150,000 and 150,000 shares of common stock at an exercise price of $3.72 and $3.23 per share. The options vest in three annual installments commencing one year from the date of grant, subject to continued employment and expire ten (10) years from the date of grant. In addition, a 50,000 share restricted stock award was granted to Mr. Negron-Carballo subject to a vesting schedule where 20,000 shares are immediately vested and 30,000 shares vest in the sole discretion by the Board of Directors upon their determination on October 23, 2020, that Func Food’s operations have been successfully integrated into the Company.

(8)	Represents stock options granted under our 2015 Incentive Stock Plan to purchase 150,000 shares of common stock at an exercise price of $4.60 per share. The options vest in three annual installments commencing one year from the date of grant, subject to continued employment and expire ten (10) years from the date of grant.

In addition, executive officers are entitled to participate in benefit plans maintained for employees of the Company generally.

Employment Agreement

On August 1, 2020, the Company entered into a new employment agreement (the “Fieldly Employment Agreement”) with John Fieldly, our Chief Executive Officer. The initial term of the Fieldly Employment Agreement is from January 1, 2021 through December 31, 2023. The Fieldly Employment Agreement provides for a base annual salary of $464,530, eligibility for performance-based incentive bonuses, pursuant to such criteria as may be established by our compensation committee and the grant of options to Mr. Fieldly under our 2015 Incentive Stock Plan to purchase 300,000 shares of our common stock. The Fieldly Employment Agreement provides for severance payments equal to (i) the annual base salary and a pro rata performance bonus for the number of months remaining in the term (up to a maximum of 6 months) in the event of termination upon death; (ii) twelve months’ salary in the event of termination other than for “cause” (as defined therein); and (b) a “golden parachute” payment in an amount equal to twice the total compensation (including performance bonus, if any) for the two prior calendar years in the event of termination without “cause” following a “change in control” (as defined therein). The Fieldly Employment Agreement also contains customary confidentiality and non-competition provisions.

Compensation of Directors Table

The following table summarizes all compensation paid to our directors for the fiscal year ended December 31, 2020.

					Non-Qualified
	Fees			Non-Equity	Deferred
	Earned or	Option/Equity		Plan	Compensation	All Other
	Paid in Cash	Awards		Compensation	Earnings	Compensation	Total
Name	($)	(#)(1)		($)	($)	($)	($)

Nicholas Castaldo	35,000	3,097	(1)	—	—	—	35,000

Kevin Harrington	35,000	3,097	(1)	—	—	—	35,000

Hal Kravitz	37,000	3,097	(1)	—	—	—	37,000

Caroline Levy	3,333	55,000	(2)	—	—	—	3,333

Regan Ebert(3)	10,000	—		—	—	—	10,000

Tony Lau	—	3,097	(1)	—	—	—	—

John Fieldly	—	—		—	—	—	—

Thomas E. Lynch	37,000	5,050	(4)	—	—	—	37,000

William H. Milmoe	38,000	5,050	(4)	—	—	—	38,000

(1)	Represents restricted stock awards where 3,097 shares are immediately vested in July 2020.

(2)	Represents options to purchase 55,000 shares of common stock at an exercise price of $14.53 per share granted under our 2015 Incentive Stock Plan in July 2020.

(3)	Ms. Egbert resigned as a director in July 2020.

(4)	Represents restricted stock awards of 1,958 and 3,097 issued in January and July of 2020 which are immediately vested.

Narrative Disclosure to the Director Compensation Table

Our non-employee directors will be compensated with options to purchase common stock or restricted awards of common stock as determined by the compensation committee. Non-employee directors are also reimbursed for out-of-pocket costs incurred in connection with attending meetings.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock outstanding to the named executive officers at December 31, 2020.

	Number of securities underlying unexercised Options (#)(1)		Number of securities underlying unexercised unearned options	Weighted average option exercise price	Option expiration
Name	Exercisable	Un-exercisable	(#)(1)	($)(1)	date

John Fieldly CEO	690,000	350,000	350,000	3.04	Various

Edwin Negron-Carballo CFO	155,556	250,000	250,000	3.88	Various

(1)	Represents grants of stock options under our Amended 2006 Incentive Stock Plan and 2015 Incentive Stock Plan.

Amended 2006 Incentive Stock Plan

In January 2007, we adopted our 2006 Incentive Stock Plan, which was amended in July 2009. The Amended 2006 Incentive Stock Plan provided for equity incentives to be granted to our employees, officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Amended 2006 Incentive Stock Plan, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. The Amended 2006 Incentive Stock Plan is administered by the compensation committee of the board of directors. Options to purchase 245,000 shares of common stock are outstanding under the 2006 Amended 2006 Incentive Stock Plan as of the date of this Report. The Amended 2006 Incentive Stock Plan (but not awards thereunder) expired in January 2017.

2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan, adopted in April 2015, provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2015 Incentive Stock Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2015 Incentive Stock Plan is administered by the compensation committee of the board of directors. There are 7,041,493 shares of our common stock are currently reserved for issuance pursuant to the exercise of awards under the 2015 Incentive Stock Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the 2015 Incentive Stock Plan is equal to 15% of our then issued and outstanding common stock. Stock option and awards to purchase an aggregate of 5,019,646 shares of our common stock are outstanding under the 2015 Incentive Stock Plan as of the date of this Report.

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

Names and addresses of beneficial owners	Number of Shares of common stock(1)		Percentage of class (%)

John Fieldly	1,225,252	(1)	1.7

Edwin Negron	301,866	(2)	*

Nicholas Castaldo	264,807	(3)	*

Caroline Levy	0		*

Tony Lau	174,764	(4)	*

Hal Kravitz	158,097	(5)	*

Kevin Harrington	73,685	(6)	*

Thomas E. Lynch	287,181	(7)	*

Alexandre Ruberti	0		*

William H. Milmoe	11,087,252	(8)	15.3

All officers and directors as a group (ten (10) persons)	13,542,904	(9)	18.8

Other 5% or greater shareholders:

Carl DeSantis	22,079,152	(10)	30.6
3161 Jasmine Drive Delray Beach, Florida 33483

Li Ka Shing	8,899,348	(11)	12.3
7/F Cheung Kong Center 2 Queen’s Road Central Hong Kong

Solina Chau Hoi Shuen House 4 2 Island Road, Hong Kong.	6,279,964	(12)	8.7

Kimora Lee Simmons 512 Seventh Avenue, 43rd Floor New York, NY 10018	3,972,659	(13)	5.5

*	Less than 1%

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

(1)	Includes (a) 790,000 shares of our common stock that are issuable upon exercise of stock options and restricted stock rights and (b) 435,252 shares of common stock held of record by Mr. Fieldly.

(2)	Represents (a) 205,556 shares of common stock issuable upon the exercise of stock options and (b) 96,310 shares of common stock held of record by Mr. Negron.

(3)	Represents (a) 155,000 shares of common stock issuable upon the exercise of stock options and (b) 109,807 shares of common stock held of record by Mr. Castaldo.

(4)	Represents (a) 171,667 shares of common stock issuable upon the exercise of stock options and (b) 3,097 shares of common stock held of record by Mr. Lau.

(5)	Represents (a) 155,000 shares of common stock issuable upon the exercise of stock options and (b) 3,097 shares of common stock held of record by Mr. Kravitz.

(6)	Represents shares of common stock held of record by Mr. Harrington.

(7)	Represents (a) 105,000 shares of common stock issuable upon the exercise of stock options and (b) 182,181 shares of common stock held of record by Mr. Lynch.

(8)	Represents (a) 193,100 shares of common stock held of record by Mr. Milmoe; (b) 155,000 shares of common stock issuable upon exercise of stock options; (c) 3,860,311 shares of common stock held of record by CDS Ventures, LLC (“CDS Ventures”); (d) 6,848,841 shares of common stock held of record by CD Financial, LLC (“CD Financial”); (d) 30,000 shares of common stock held of record by Carl Angus DeSantis Foundation (the “Foundation”). Mr. Milmoe and Carl DeSantis share voting power with respect to shares of common stock beneficially owned by CDS Ventures, CD Financial and the Foundation. Mr. Milmoe has shared dispositive power with respect to the Foundation shares but disclaims any pecuniary interest therein.

(9)	Includes (a) the shares of common stock issuable upon the exercise of stock options and the owned and held of record by CD Financial, CDS Ventures and the Foundation beneficially owned by Mr. Milmoe as set forth in footnote (8) above; and (b) the shares of common stock issuable upon the exercise of stock options and the shares owned and held of record by the Company’s other officers and directors as set forth in footnotes (1) – (7) above.

(10)	Represents (a) 3,860,311 shares of common stock held of record by CDS Ventures; (b) 6,848,841 shares of common stock held of record by CD Financial; (c) 870,000 shares of common stock held of record by Carl DeSantis Revocable Trust (“CD Revocable Trust”); (d) 10,500,000 shares of common stock held of record by Carl DeSantis Retained Annuity Trust (“CD Retained Trust”). Voting power of shares of common stock beneficially owned by CDS Ventures and CD Financial is shared by Mr. DeSantis and William H. Milmoe. Mr. DeSantis has sole dispositive power with respect to all listed shares.

(11)	Represents 8,899,348 shares of common stock held of record by Charmnew Limited.

(12)	Represents 6,279,964 shares of common stock held of record by Grieg International Limited and Oscar Time Limited, over which shares Ms. Chau has voting and dispositive power.

(13)	Represents shares of common stock held of record.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,198,245 shares	(1)	$4.23	2,021,847 shares	(1)

Equity compensation plans not approved by security holders	0 shares		n/a	0 shares

Total	5,198,245 shares	(1)	4.23	2,021,847	(1)

(1)	Represents shares of common stock reserved for issuance under our Amended 2006 Incentive Stock Plan and our 2015 Incentive Stock Plan.

Item 13. Certain Relationships and Related Transactions.

Lease of Executive Offices

The Company’s executive offices located at 2424 N Federal Highway, Boca Raton, Florida 33431 are leased from a company affiliated with CD Financial. The lease expires in January 2024 and provides for monthly rent of $17,295. We believe that the monthly rent is commensurate with other properties available in the market.

Approval of Related Party Transactions

All related party transactions are subject to the review, approval or ratification of our board of directors or an appropriate committee thereof.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the audit, tax and Sarbanes-Oxley compliance fees billed to us for professional services rendered for the years ended December 31, 2020 and 2019, respectively.

	Year ended December 31,
	2020	2019

Audit fees(1)	$135,000	$179,100
Tax fees(2)	$10,000	$8,750
All other fees(3)	$119,854	$70,462

(1)	Audit fees consist of billings for the audit of the Company’s consolidated financial statements by Assurance Dimensions including the Company’s Registration Statement on Form 10, our Annual Reports on Form 10-K and reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

(2)	Tax fees related to paid to our tax professionals regarding tax processes and the filing of our tax returns.

(3)	All other Fees, mainly pertain to Sarbanes-Oxley related work, performed by a specialized external audit firm in 2020. The 2020 figures include audit and all related accounting services pertaining to our European business as of the date of the acquisition. The 2020 figures reflect the impact of the European business integration as of the date of the acquisition.

The Company has an audit committee consisting of “independent” directors. It is the Company’s policy to have its Chief Executive Officer and Chief Financial Officer preapprove all audit and permissible non-audit services provided by the independent public accountants, subject to approval by the audit committee. These services may include audit, audit-related, tax and other services. Pre-approval is generally for up to one year, is detailed as to the particular service or category of services and is generally subject to a specific budget. Unless there are significant variations from the pre-approved services and fees, the independent public accountants and management generally are not required to formally report to the audit committee regarding actual services and related fees.

Item 15. Financial Statements and Exhibits

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The following consolidated financial statements and the report of our independent registered public accounting firm, are filed as “Item 8. Financial Statements and Supplementary Data” of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended*

3.2	Bylaws, as amended**

10.3	Amended 2006 Incentive Stock Plan**+

10.4	2015 Incentive Stock Plan**+

10.5	Code of Ethics**

10.6	Audit Committee Charter**

10.7	Compensation Committee Charter**

10.8	Nominating and Corporate Governance Committee Charter**

10.16	Amended and Restated Convertible Loan Agreement between the Company and CD Financial, LLC dated December 14, 2018***

10.20	Employment Agreement between the Company and John Fieldly dated August 1, 2020****+

21.1	Subsidiaries of Registrant*****

23.1	Consent of Independent Registered Public Accounting Firm*******

31.1	Section 302 Certification by Chief Executive Officer*******

31.2	Section 302 Certification by Chief Financial Officer*******

32.1	Section 906 Certification by Chief Executive Officer*******

32.2	Section 906 Certification by Chief Financial Officer*******

+	Management compensation plan or arrangement.

*	Previously filed as an Exhibit to the Company’s Registration Statement on Form 10 and incorporated herein by reference, except for an amendment thereto filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 15, 2020 and incorporated herein by reference.

**	Previously filed as an Exhibit to the Company’s Registration Statement on Form 10 and incorporated herein by reference.

***	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 19, 2018 and incorporated herein by reference.

****	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 4, 2020 and incorporated herein by reference.

*****	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.

*******	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2021	CELSIUS HOLDINGS, INC.

	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal executive officer)

By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (Principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ John Fieldly	President, Chief Executive Officer and Director	March 11, 2021
John Fieldly	(Principal executive officer)

/s/ Edwin F. Negron-Carballo	Chief Financial Officer	March 11, 2021
Edwin F. Negron-Carballo	(Principal financial and accounting officer)

/s/ Kevin Harrington	Director	March 11, 2021
Kevin Harrington

/s/ Hal Kravitz	Director	March 11, 2021
Hal Kravitz

/s/ Tony Lau	Director	March 11, 2021
Tony Lau

/s/ Thomas E. Lynch	Director	March 11, 2021
Thomas E. Lynch

/s/ William H. Milmoe	Director	March 11, 2021
William H. Milmoe

/s/ Nicholas Castaldo	Director	March 11, 2021
Nicholas Castaldo

/s/ Caroline Levy	Director	March 11, 2021
Caroline Levy

/s/ Alexandre Ruberti	Director	March 11, 2021
Alexandre Ruberti

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Celsius Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Celsius Holdings, Inc. (the Company) as of December 31, 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Collectability of Note Receivable

Description of the Matter

Effective January 1, 2019, the Company entered into a separate economic agreement for the repayment of its marketing investment in China with Qifeng. Under the repayment agreement, Qifeng agreed to refund the Company over a five-year period. The repayment was formalized via a Note Receivable (“Note”) from Qifeng. The initial outstanding principal under the Note was approximately $12.2 million and was denominated in the Chinese Renminbi (CNY). Installment payments under the Note are due on March 31 each year and the first installment payment on the Note was due March 31, 2020. This payment was delayed and paid in September 2020 due to the COVID 19 pandemic. The next installment payment due March 31, 2021 will be paid via a release of 62,000 shares of Celsius common stock owned by Qifeng. This release will provide sufficient funds to pay the full amount that is due under the second installment payment. Under a separate guarantee agreement the Company will maintain control over 275,079 Celsius common shares which serves as collateral for the payment on the remaining amounts that will become due over the next three-years.

We determined based on the fact pattern noted above the long term collectability of the remaining Note balance was as a critical audit matter. The Note is collateralized by the Company’s shares, however we noted that there is volatility relating to the value of the collateral which is based on the share price of the Company’s stock.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following: 1. Obtaining and testing for reasonableness of management’s analysis to support the collectability of the remaining Note balance. 2. Obtained, a confirmation from Qifeng of the remaining balance due under the Note as of December 31, 2020 as well as confirming their intent and ability to pay the next installment keeping them current with the agreement. 3. Reviewed a signed guarantee letter from Qifeng over the Company shares that are being used as collateral associated with the remainder of the Note. 4. Obtained the Qifeng account statement from the Company’s transfer agent verifying the number of shares owned by Qifeng. The value of the collateral shares at December 31, 2020 was in excess of the total note receivable balance as of December 31, 2020. Based on the procedures performed and evidence obtained we concluded that no allowance for collectability was required related to the Note as of December 31, 2020.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2017

Margate, Florida

March 10, 2021

To the Board of Directors and
Stockholders of Celsius Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Celsius Holdings, Inc. (the Company) as of December 31, 2019 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in the accompanying Management’s Report on Internal Control over Financial Reporting, management has excluded the acquired business of Func Food Group, from management’s report on internal control over financial reporting. We also excluded the acquired business from our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

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

Coconut Creek, Florida
March 12, 2020

Celsius Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$43,248,021	$23,090,682
Accounts receivable-net (note 2)	14,986,213	7,774,618
Note receivable-current (note 6)	1,885,887	1,181,116
Inventories-net (note 4)	18,403,622	15,292,349
Prepaid expenses and other current assets (note 5)	14,626,922	4,170,136
Total current assets	93,150,665	51,508,901

Notes receivable (note 6)	9,429,437	10,630,040
Property and equipment-net (note 8)	579,377	132,889
Right of use assets-operating leases (note 7)	836,038	395,828
Right of use assets-financial leases (note 7)	162,119	413,638
Long term security deposits	122,733	104,134
Intangibles (note 9)	16,590,083	17,173,000
Goodwill (note 9)	10,419,321	10,023,806
Total Assets	$131,289,773	$90,382,236

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 11)	$25,412,753	$17,292,647
Lease liability obligation-operating leases (note 7)	321,283	294,916
Lease liability obligation-financial leases (note 7)	205,824	354,158
Bonds payable-net (note 13)	-	8,634,279
Other current liabilities (note 12)	425,232	107,399
Total current liabilities	26,365,092	26,683,399

Long-term liabilities:
Lease liability obligation-operating leases (note 7)	514,948	107,311
Lease liability obligation-financial leases (note 7)	82,290	132,537
Total Liabilities	26,962,330	26,923,247

Commitments and contingences (note 18)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 72,262,829 and 68,941,311 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively (note 15)	72,263	68,942
Additional paid-in capital	159,884,154	127,552,998
Accumulated other comprehensive loss	(202,142)	(753,520)
Accumulated deficit	(55,426,832)	(63,409,431)
Total Stockholders’ Equity	104,327,443	63,458,989
Total Liabilities and Stockholders’ Equity	$131,289,773	$90,382,236

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income

	For the year
	ended December 31,
	2020	2019
Revenue (note 3)	$130,725,777	$75,146,546
Cost of revenue (note 2)	69,752,032	43,844,733
Gross profit	60,973,745	31,301,813

Selling and marketing expenses	34,875,339	21,129,722
General and administrative expenses	18,187,406	11,620,534
Total operating expense	53,062,745	32,750,256

Income/(loss) from operations	7,911,000	(1,448,443)

Other Income/(Expense):

Interest income on note receivable (note 6)	355,821	381,728
Interest on notes	-	(509,430)
Interest expense on bonds	(431,813)	-
Interest on other obligations	(16,004)	(57,579)
Amortization of discount on notes payable	-	(707,286)
Amortization of discount on bonds payable	(576,415)	(119,188)
Other miscellaneous expense	(49,100)	(29,579)
Gain on lease cancellations	152,112	-
Foreign exchange gain/(loss)	1,375,925	-
European deferred tax (note 16)	(81,500)	-
Gain on investment repayment-China Note Receivable (note 6)	-	12,461,037
Total Other Income/(Expense)	729,026	11,419,703

Net income before income taxes	8,640,026	9,971,260

Income tax expense (note 16)	(116,177)	-

Net income	8,523,849	9,971,260

Other comprehensive income/(loss):
Foreign currency translation gain/(losses)	551,378	(60,580)
Comprehensive Income	9,075,227	9,910,680

Income/(Loss) per share:
Basic	$0.12	$0.16
Diluted	$0.11	$0.16
Weighted average shares outstanding:
Basic	70,195,085	60,761,995
Diluted[1]	74,443,601	64,183,399

(1)	Please refer to Earnings per Share section for further details.

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Other- Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2018	-	$-	57,002,508	$57,003	$85,153,667	$(26,997)	$(73,380,691)	$11,802,982

Issuance of common stock from public offering			7,986,110	7,986	26,947,451			26,955,437
Issuance of common stock on conversion of note payable			3,196,460	3,196	10,230,136			10,233,332
Stock option expense					4,831,750			4,831,750
Issuance of common stock pursuant to exercise of stock options - Cashless			510,649	511	(511)			-
Issuance of common stock pursuant to exercise of stock options - Cash			245,584	246	223,837			224,083
Beneficial Conversion Feature on Convertible Instruments					166,668			166,668
Foreign currency translation						(726,523)		(726,523)
Net income							9,971,260	9,971,260
Balance at December 31, 2019	-	$-	68,941,311	$68,942	$127,552,998	$(753,520)	$(63,409,431)	$63,458,989

Issuance of common stock from private placement			1,437,909	1,438	21,890,878			21,892,316
Stock option expense					6,340,000			6,340,000
Issuance of common stock pursuant to exercise of stock options - Cashless			567,559	567	(567)			0
Issuance of common stock pursuant to exercise of stock options - Cash			1,316,050	1,316	4,125,475			4,126,791
Cash paid for taxes on restricted stock awards					(115,430)		(541,250)	(656,680)
Short swing payment					90,800			90,800
Foreign currency translation						551,378		26,993
Net income							8,523,849	9,048,234
Balance at December 31, 2020	-	$-	72,262,829	$72,263	$159,884,154	$(202,142)	$(55,426,832)	$104,327,443

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Cash Flows

	For the year ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income	$8,523,849	9,971,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,263	66,939
Amortization	1,611,566	826,474
Bad debt allowance	257,177	109,393
Inventory excess and obsolescence allowance	747,507	331,985
Stock-based compensation expense	6,340,000	4,831,750
Gain on China transaction	(322,936)	(12,461,037)
Gain on lease cancellations	(152,112)	-
Changes in operating assets and liabilities:
Accounts receivable-net	(7,468,772)	(1,432,980)
Inventory	(3,858,780)	(2,239,254)
Prepaid expenses and other current assets	(10,456,787)	(805,571)
Accounts payable and accrued expenses	8,120,106	2,624,892
Deposits/deferred revenue and other current liabilities	(96,281)	(895,806)
Change in Right to Use and Lease Obligation-net	150,547	105,943
Net cash provided by operating activities	3,395,084	1,033,988

Cash flows from investing activities:
Proceeds from note receivable	1,331,011	-
Purchase of property and equipment	(573,751)	(77,974)
Cash consideration for acquisition-net of cash from acquisition	-	(14,188,056)
Net cash provided/(used) in investing activities	757,260	(14,266,030)

Cash flows from financing activities:
Proceeds from notes payable-related-party, net	-	1,500,000
Payments on bonds payable	(9,601,531)
Principal payments on financial lease obligations	(280,208)	(26,486)
Proceeds from exercise of stock options	4,126,791	224,083
Cash paid on taxes on restricted stock awards	(656,680)	-
Net proceeds from collection of section 16b short swing profit	90,800	-
Net proceeds from sale of common stock	21,892,316	26,955,437
Net cash provided by financing activities	15,571,488	28,653,034
Effect on exchange rate changes on cash and cash equivalents	433,507	(73,491)
Net increase in cash and cash equivalents	20,157,339	15,347,501
Cash and cash equivalents at beginning of the period	23,090,682	7,743,181

Cash and cash equivalents at end of the period	$43,248,021	$23,090,682
Supplemental disclosures:
Cash paid during period for:
Interest	$447,816	$131,528
Non-cash investing and financing activities:
Debt conversion and related accrued expenses	$-	$10,233,332
European Acquisition Adjustment:
Goodwill	$395,515	-
Other liabilities	$(395,515)	-

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Reclassification of Prior Year Presentation – Certain prior year amounts in the consolidated statements of cash flows have been reclassified for consistency with the current year presentation. An adjustment has been made to present certain changes in operating assets and liabilities related to the China Settlement as part of the total net changes in operating assets and liabilities, rather than as separately presented items. Additionally, modifications have been made to present the effects of depreciation & amortization, bad debt allowance and inventory excess and obsolescence allowance as adjustments to reconcile net income/(loss) to net cash flows from operating activities, rather than as part of changes in operating assets and liabilities. Lastly, right-of-use assets and lease liabilities related to finance leases have been separately presented from those related to operating leases in the consolidated balance sheets. These reclassifications had no effect on previously reported cash flows from operating, investing, or financing activities.

Segment Reporting — Operating segments are defined as components of an enterprise that engage in business activities, have discrete financial information, and whose operating results are regularly reviewed by the chief operating decision maker (CODM) to make decisions about allocating resources and to assess performance. Even though we have operations in several geographies, we operate as a single enterprise. Our operations and strategies are centrally designed and executed given that our geographical components are very similar. Our CODM, the CEO, reviews operating results primarily from a consolidated perspective, and makes decisions and allocates resources based on that review. The reason our CODM focuses on consolidated results in making decisions and allocating resources is because of the significant economic interdependencies between our geographical operations and the Company’s U.S. entity.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At December 31, 2020, the Company had approximately $43 million in excess of the Federal Deposit Insurance Corporation limit.

For the years ended December 31, 2020 and 2019, the Company had the following 10 percent or greater concentrations of revenue with its customers. Specifically, there is one customer that has accounted for approximately 15% and 12% of our revenue, for the years ended December 31, 2020 and 2019. The below table reflects this customer’s evolution as a percentage of our total revenue.

	2020	2019
Amazon	15.1%	12.0%
All other	84.9%	88.0%
Total	100.0%	100.0%

At December 31, 2020 and 2019, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2020	2019
Amazon	11.4%	19.2%
All other	88.6%	80.8%
Total	100.0%	100.0%

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At December 31, 2020 and 2019, the Company did not have any investments with maturities of three months or less.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2020 and 2019, there was an allowance for doubtful accounts of $549,573 and $292,400, respectively.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory reserve to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of inventory item, then inventory item will be included as part of the reserve during the period being evaluated. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). At December 31, 2020 and December 31, 2019, the Company recorded an allowance of $1,613,000 and $865,000 respectively. The changes in the allowance are included in cost of revenue.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Impairment of Long-Lived Assets — In accordance with ASC Topics 350 “Goodwill and Other Intangibles” and 360, “Property, Plant, and Equipment” the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value. The Company did not record any impairment during the year ended December 31, 2020.

Long-lived Asset Geographic Data

The following table sets forth long-lived asset information which includes property plant and equipment and lease right of use assets and excludes goodwill and intangibles, where individual countries represent a material portion of the total:

	December 31,	December 31,
	2020	2019

United States	$694,697	$127,302

Sweden	431,959	360,153
Finland	450,878	454,900
Long-lived assets related to foreign operations	882,837	815,053
Total long-lived assets	$1,577,534	$942,355

Goodwill — The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. At December 31, 2020, there were no indicators of impairment.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Customer Advances — From time to time the Company requires deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances liability within other current liabilities. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies. As of December 31, 2020, and 2019, the Company did not have any customer advances.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred marketing and advertising expenses of approximately $14.2 million and $7.9 million, during years ending December 31, 2020 and 2019, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $508,000 and $341,000 during years ending December 31, 2020 and 2019, respectively.

Foreign Currency Translation — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Comprehensive Income. The Company incurred foreign currency translation net gains during the year ended December 31, 2020 of approximately $27,000 and net losses of approximately $60,600 during the year ended December 31, 2019. Our operations in different countries required that we transact in the following currencies:

Chinese-Yuan

Norwegian-Krone

Swedish-Krona

Finland-Euro

The Company’s results now include the operations of our European entities for the entire year ended December 31, 2020. During this period the currencies in these countries appreciated considerably when compared to the US Dollar giving way to significant currency gains which are reflected in our consolidated results.

Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their relative short-term maturity and market interest rates.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at December 31, 2020 and 2019.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s tax returns for tax years in 2018 through 2020 remain subject to potential examination by the taxing authorities.

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

	For the years ended December 31,
	2020	2019
Net income available to common stockholders	$8,523,849	$9,971,260
Adjustments for diluted earnings:
Interest expense on convertible notes	-	348,493
Amortization of discount on notes payable	-	239,570
Diluted net income (loss) available to common stockholders	$8,523,849	$10,559,323

Income (Loss) per share:
Basic	$0.12	$0.16
Diluted	$0.11	$0.16
Weighted average shares outstanding:
Basic	70,195,085	60,761,995
Diluted	74,443,601	64,183,399

Share-Based Payments —The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017 (note 17). As of December 31, 2020, total shares available are 2.0 million.

Cost of Sales — Cost of sales consists of the cost of concentrates and or beverage bases, the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound & out-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products, inventory allowance for excess and obsolete products, and certain quality control costs. Raw materials account for the largest portion of the cost of sales. Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended December 31, 2020 and 2019 was $9.5 million and $6.3 million, respectively.

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

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At December 31, 2020, the Company had an accumulated deficit of $54,902,447 which includes a net income available to common stockholders of $8,523,849 for year ended December 31, 2020. During the year ending December 31, 2020 the Company’s net cash provided by operating activities totaled approximately $3,395,084.

If our sales volumes do not meet our projections, expenses exceed our expectations, our plans change, we may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, we may be required to adjust our business plan, by reducing marketing, lower our working capital requirements and reduce other expenses or seek additional financing. Furthermore, our business and results of operations may be adversely affected by changes in the global macro-economic environment related to the pandemic and public health crises related to the COVID-19 outbreak. We are closely monitoring the COVID-19 pandemic and its potential impact to our business. While we do not expect that the COVID-19 pandemic will have a significant adverse effect on our business, financial condition, or operations at this time, we are unable to accurately predict the impact that COVID-19 will have due to the uncertainties which include the ultimate geographic spread of the virus, the intensity of the virus, the duration of the outbreak, and/or actions that may be taken by governmental agencies.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Information about the Company’s net sales by reporting segment for the years ended December 31, 2020 and 2019 is as follows:

	For the years ended
	December 31,	December 31,
	2020	2019

North America	$95,480,310	$59,659,320
Europe	33,727,441	14,455,634
Asia	1,092,703	840,648
Other	425,323	190,944
Net sales	$130,725,777	$75,146,546

All of the Company’s North America revenue is derived from the United States, which is the Company’s country of domicile. Of the Company’s total foreign revenues of $35.2 million and $15.5 million for the years ended December 31, 2020 and 2019, respectively, the only individual country that represents a material portion of total consolidated revenue was Sweden, which had total revenues of approximately $23.1 million and $8.8 million for the years ended December 31, 2020 and 2019, respectively. Revenues are attributed to countries based on the location of the customer.

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

The Company recognizes revenue from the agreement over time because the customer simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because its efforts in providing the exclusive license rights and ongoing support occur on a generally even basis throughout the year. Total revenue recognized under the agreement was approximately $770,000 for the year ended December 31, 2020, determined by the minimum royalties due as per the licensing agreement, and is reflected in the Company’s Asia reporting segment.

4.	INVENTORIES

Inventories consist of the following at:

	December 31,	December 31,
	2020	2019
Finished goods	$15,334,386	$12,990,044
Raw Materials	4,682,291	3,167,853
Less: Inventory reserve	(1,613,055)	(865,548)
Inventories	$18,403,622	$15,292,349

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $14,626,922 and $4,170,136, at December 31, 2020 and 2019, respectively, and consist mainly of prepaid advances to co-packers related to inventory production, advertising, prepaid insurance, prepaid slotting fees, value added tax payments and deposits on purchases. The increase of approximately $10,500,000 is mainly related to advances to co-packers pertaining to inventory production.

6.	NOTE RECEIVABLE

 Note receivable consists of the following at:

	December 31,	December 31,
	2020	2019

Note Receivable-current	$1,885,887	$1,181,116
Note Receivable-non-current	9,429,437	10,630,04
Total Note Receivable	$11,315,324	$11,811,156

Effective January 1, 2019, we restructured our China distribution efforts by entering into two separate agreements as it relates to the commercialization of our Celsius products (i.e., license agreement) and a repayment of investment agreement with Qifeng. Under the license agreement, Qifeng was granted the exclusive license rights to manufacture, market and commercialize Celsius® brand products in China. Qifeng will pay a minimum royalty fee of $6.9 million for the five years of the term of the agreement, transitioning to a volume-based royalty fee, thereafter. Under a separate economic agreement, Qifeng Food will repay the marketing investments made by Celsius into the China market through 2018, over the same five-year period. The repayment, which was formalized via a Note Receivable from Qifeng, will need to be serviced even if the licensing agreement is cancelled or terminated.

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

Scheduled principal payments plus accrued interest are due annually on March 31 of each year starting in 2020. The Note is recorded at amortized cost basis and accrues interest at a rate per annum equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. On September 12, 2020, it was agreed to fix the interest rate at 3.21% which reflected the weighted average interest rate for the 5-year period of the Note. For the year ended December 31, 2020, interest income was approximately $356,000.

The Company assesses the Note for impairment periodically by evaluating whether it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the Note agreement, based on historical experience about Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At December 31, 2020, the Note was not deemed to be impaired.

The first installment of the note and interest of RMB 10,848,193 as well as royalties in the amount of RMB 2,404,900 were due on March 31, 2020. We were requested to provide a 3-month consideration to delay payment until June 30, 2020, due to the impact of the health crisis in China. As of June 30, 2020, we received payment of the RMB 10,848,193. An additional extension of 3-months was requested regarding the payment of the RMB 2,404,900 pertaining to the royalties. As of September 30, 2020, we received payment in full of the royalties that were due. Both the Note and related payments are subject to foreign currency fluctuations.

In order to grant the aforementioned considerations, a guarantee was obtained for the full amount of the royalties that were payable as of September 30, 2020, as well as the amounts that become due on March 31, 2021 pertaining to the Note, related interest and royalties. As collateral, we have maintained a stock certificate in Celsius Holdings, Inc., which amounted to 337,079 shares.

In order to obtain payment pertaining to amounts that are due on March 31, 2021, we will release 62,000 shares which will provide sufficient funds to pay in full the amount that is due regarding the Note, interest and royalties. We will maintain the remaining 275,079 shares as collateral or guarantee of payment on the remaining amounts that will become due over the next three-years. As such, royalties, principal and interest are expected to be paid in full when they become due.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Leases are classified as either finance leases or operating leases based on criteria in ASC Topic 842, “Leases”. The Company’s operating leases are generally comprised of real estate and vehicles, and the Company’s finance leases are generally comprised of vehicles.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

7.	LEASES (CONTINUED)

The following is a summary of lease cost recognized in the Company’s consolidated statements of operations:

	Year ended		Year ended
	December 31, 2020		December 31, 2019
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Lease cost in general and administrative expenses:
Operating lease expense	$384,503	$-	$188,977	$-
Amortization of finance lease ROU assets	-	328,505	-	97,478
Total lease cost in general and administrative expenses	384,503	328,505	188,977	97,478

Lease cost in other expense:
Interest on finance lease liabilities	-	16,004	-	2,288
Total lease cost in other expense	-	16,004	-	2,288
Total lease cost	$384,503	$344,509	$188,977	$99,766

The following is a summary of the impact of the Company’s leases on the consolidated statements of cash flows:

	Years ended
	December 31,
	2020	2019
Leasing activity in cash flows from operating activities:
Payments under operating leases	(389,831)	(182,917)
Interest payments on finance lease liabilities	(16,004)	(2,288)
Total leasing activity in cash flows from operating activities	(405,835)	(185,205)

Leasing activity in cash flows from financing activities:
Principal payments on finance lease liabilities	(280,208)	(26,486)
Total leasing activity in cash flows from financing activities:	(280,208)	(26,486)

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases at December 31, 2020 and December 31, 2019 were as follows:

	December 31,	December 31,
	2020	2019
Weighted average remaining lease term (years) - operating leases	2.6	1.5
Weighted average remaining lease term (years) - finance leases	1.1	1.2
Weighted average discount rate - operating leases	6.52%	6.88%
Weighted average discount rate - finance leases	3.95%	2.62%

The future annual minimum lease payments required under the Company’s leases as of December 31, 2020 are as follows:

	Operating	Finance
Future minimum lease payments	Leases	Leases	Total
2021	$365,738	$210,477	$576,215
2022	283,274	76,434	359,708
2023	252,081	7,392	259,473
2024	15,391	-	15,391
Total future minimum lease payments	916,484	294,303	1,210,787
Less: Amount representing interest	(80,253)	(6,189)	(86,442)
Present value of lease liabilities	836,231	288,114	1,124,345
Less: current portion	(321,283)	(205,824)	(527,107)
Long-term portion	$514,948	$82,290	$597,238

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

8.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31,	December 31,
	2020	2019
Furniture and equipment	$1,103,301	$529,550
Less: accumulated depreciation	(523,924)	(396,661)
Total	$579,377	$132,889

Depreciation expense amounted to $127,263 and $66,939 during years ended December 31, 2020 and 2019, respectively.

9.	GOODWILL AND INTANGIBLES

Goodwill consists of approximately $10,419,321 resulting from the excess of the consideration paid and the fair value of net tangible and intangible assets acquired from the Func Food Acquisition (see note 10). As detailed in note 10, goodwill increased by $395,000 in 2020. There was no other activity related to goodwill during the year ended December 31, 2020.

Intangible assets consist of acquired customer relationships and brands from the Func Food Acquisition. The gross carrying amount and accumulated amortization of intangible assets were as follows as of December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019
Intangible assets subject to amortization
Customer relationships gross carrying amount	$14,050,000	$14,050,000
Less: accumulated amortization	(582,917)	-
Total	$13,467,083	$14,050,000

Intangible assets not subject to amortization
Brands total carrying amount	$3,123,000	$3,123,000
Total Intangibles	$16,590,083	$17,173,000

Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life. Amortization expense for the year ended December 31, 2020 was $582,917. There was no amortization expense related to intangible assets for the year ended December 31, 2019.

Other fluctuations in the amounts of intangible assets are due to currency translation adjustments.

The following is the future estimated amortization expense related to customer relationships as of December 31, 2020:

Year ending December 31,
2021	$562,000
2022	562,000
2023	562,000
2024	562,000
2025	562,000
Thereafter	10,657,083
$13,467,083

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

The Company recorded the acquisition in accordance with ASC Topic 805, pertaining to business combinations. The following table summarizes the consideration paid for Func Food and the amounts of the assets acquired at fair market value and liabilities assumed recognized at the Acquisition date.

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

During the year ended December 31, 2020, goodwill increased by approximately $395,000 due to an additional liability that the Company assumed from the Func Food Acquisition. The additional liability consisted of charges related to an uncertain fiscal position reflected in a 2016 filing. This increase in liabilities and goodwill was recorded as a measurement period adjustment to the net assets acquired from the Func Food Acquisition. The additional liability is reflected in other current liabilities.

The amounts of revenue and earnings of Func Food included in the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019 are as follows:

	Years ended
	December 31,
	2020	2019
Revenue	$33,727,441	$6,651,969
Earnings	$4,459,555	$52,077

11.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31,	December 31,
	2020	2019
Accounts payable	$11,854,421	$10,159,900
Accrued expenses	13,558,332	7,132,747
Total	$25,412,753	$17,292,647

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

12.	OTHER LIABILITIES

Other current liabilities consist of the following at:

	December 31,	December 31,
	2020	2019
Other Liabilities-State Beverage Container Deposit	$425,232	$107,399
Total	$425,232	$107,399

13.	BONDS PAYABLE

Bonds payable consists of the following as of:

	December 31,	December 31,
	2020	2019

Bonds were originally issued by Func Food Group, Oyj and were reinstated as part of the purchase consideration to acquire the European Operations (see note 10). On October 30, 2020, the Company fully repaid the Bonds in cash, in accordance with their original terms. The total amount paid was approximately $9.9 million, consisting of $9.6 million of principal and $0.3 million of accrued interest.

Original terms of the bonds are as follows:

The Bonds are Euro-denominated, unregistered, and were issued on October 25, 2019 at an initial nominal amount of approximately $9.1 million, less discount and issuance costs of approximately $0.7 million. The Bonds accrue interest at a stated interest rate of 6.00% per annum, due semi-annually in arrears, with the first interest payment due on April 30, 2020. The maturity date of the Bonds is October 30, 2020. The Bonds are carried at the nominal amount, less any unamortized discount and issuance costs.  The original issuance discount amounted to approximately $381,000.  The discount was amortized using the effective interest rate method. As of December 31, 2020, there was zero unamortized discount. Amortization of the discount was approximately $381,000 for the year ended December 31, 2020. The Bond issuance costs amounted to $195,415. The issuance costs were amortized over a straight-line basis, given the short-term nature and that it does not result in a material difference from applying the effective interest rate method. Amortization of the total bond discounts and issuance costs for the year ended December 31, 2020 was $576,415. Fluctuations in currency resulted in a translation loss of $394,371, for the year ended December 31, 2020.

Upon maturity of the Bonds, Func Food Group, Oyj may, at its own election, convert up to 50% of the outstanding nominal amount of the Bonds into shares of common stock, at a conversion price relative to the 30-day weighted-average trading price of the Company’s common shares prior to the Acquisition. This conversion feature was never exercised.

At Func Food Group, Oyj’s election, the Bonds are callable at 103% at any time. Additionally, mandatory prepayments would be required in the event of either i) a capital raise consummated by the Company or ii) the sale of a certain product line of Func Food. To the fullest extent possible, the net proceeds derived from either event must first be applied towards prepayment of the bonds at 103%, plus any accrued but unpaid interest on the repaid amount. Neither the call provision nor the mandatory prepayment provision was ever exercised or triggered.

The Bonds are unsubordinated and are guaranteed by Func Food and its direct and indirect subsidiaries. The Bonds are secured by substantially all the assets of Func Food. The Bonds contain certain financial covenants that are specific to Func Food, mainly related to minimum cash requirements at the end of each quarter. Func Food was in compliance with these covenants through the date that they were fully repaid and redeemed and thereafter.	$-	$8,634,279
Total Bonds Payable	$-	$8,634,279

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

14.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our major shareholders. The current lease expires on January 2024 with monthly rent of $17,295. The rental fee is commensurate with other properties available in the market.

15.	STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to incentive stock plan exercises

During the year ended December 31, 2020, the Company issued an aggregate of 1,883,609 shares of its common stock pursuant to the exercise of grants under the Company’s Stock Incentive Plans. The Company received aggregate proceeds of $4,126,791 for 1,316,050 cash exercises, with the balance of the grants having been exercised on a “cashless” basis.

During the year ended December 31, 2019, the Company issued an aggregate of 756,233 shares of its common stock pursuant to the exercise of grants under the Company’s Stock Incentive Plans. The Company received aggregate proceeds of $224,083 for 245,584 cash exercises, with the balance of the grants having been exercised on a “cashless” basis.

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

Cash paid for taxes on restricted stock awards

On October 29, 2020, the CEO and CFO elected to have a portion of their vested restricted stock awards withheld by the Company, in order to cover their personal income taxes. This election was permitted by the underlying restricted stock award agreements that were provided to both the CEO and CFO. The total cash paid by the Company was $656,680, corresponding to the applicable statutory tax amounts required to be withheld. The payment was recorded as a reduction to stockholders’ equity, in accordance with ASC-505-30, Equity-Treasury Stock. On the consolidated statements of cash flows, the payment is presented as a cash outflow from financing activities.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

16.	INCOME TAXES

The Company’s net tax provision was approximately $200,000 for the year ended December 31, 2020 and zero for the year ended December 31 2019. The current year tax provision mainly relates to European taxes.

The Company has evaluated the global intangible low-taxed income ("GILTI") and the foreign derived intangible income provisions and will treat any U.S. tax on foreign earnings under GILTI as a current period expense when incurred. The Company currently considers the earnings of its foreign entities to be permanently reinvested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Accordingly, deferred income taxes have not been recorded for the undistributed earnings of the Company's foreign subsidiaries.

The domestic and foreign components of the Company's income before provision for income taxes are as follows:

	2020	2019
Domestic	$8,110,620	$9,789,538
Foreign	529,406	181,722
Income before provision for income taxes	$8,640,026	$9,971,260

Components of the provision for income taxes are as follows:

Current:	2020	2019
Domestic	$2,717,564	$2,897,092
State	562,924	600,112
Foreign	382,543	50,155
	$3,663,031	$3,547,359

Deferred
Domestic	$471,198	$-
State	97,605	-
Foreign	141,577	-
	710,380	$-

Valuation Allowance	(4,175,734)	(3,547,359)
		-
Income Tax Expense	197,677	-

A reconciliation of the total provision for income taxes after applying the U.S. federal statutory rate of 21% to income before provision for income taxes to the reported provision for income taxes are as follows:

	2020	2019
U.S. Statutory federal rate	21.0%	21.0%
State income tax rate, net of federal benefit	4.35%	4.35%
Permanent differences, including stock-based compensation	6.72%	9.25%
Change in valuation allowance, including effect of change in tax rates	(29.77)%	(34.72)%
Difference in foreign tax rates	0.01%	0.12%
Effective tax rate	2.30%	0.0%

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

16.	INCOME TAXES (CONTINUED)

	December 31, 2020	December 31, 2019

Deferred Tax Assets:
U.S. federal and state net operating loss carryforwards	$5,121,094	$8,400,000
Foreign net operating loss carryforwards	7,000,000	7,900,000
Stock-based compensation	389,816	-
Inventory allowance	408,829	95,000
Allowance for doubtful accounts	139,289	74,000
Total deferred tax assets	13,059,028	16,469,000
Deferred Tax Liabilities:
Depreciation	50,411	19,000
	-	-
Total deferred tax liabilities	50,411	19,000

Valuation Allowance	13,008,617	16,450,000
Net Deferred Tax Assets	-	-

The Company’s valuation allowance decreased by $3.4 million in 2020 and increased by $1.2 million during 2019. Total net operating loss carry forwards in the United States at December 31, 2020 were approximately $20.6 million, of which approximately $19.4 million, will expire between 2029 and 2037 and $1.2 million may be carried forward indefinitely. China has corporate tax rate of 25% with net operating loss carry forwards expiring after 4 years. The Company had $9.7 million of net operating loss carry forwards in China as of December 31, 2020. Hong Kong has a corporate tax rate of 17% with net operating loss carry forwards that do not expire. The Company had $3.5 million of net operating loss carry forwards in Hong Kong as of December 31, 2020. On October 25, 2019, the Company acquired wholly-owned foreign subsidiaries in Finland, Sweden and Norway. The Finland subsidiary had net operating loss carryforwards of $19.5 million as of December 31, 2020. There were no net operating loss carryforwards available in Norway or Sweden. In 2020 our Sweden subsidiary incurred approximately $116,000 of income tax expense due to the inability to fully utilize the NOLs generated from prior periods. The Finland tax rate is 20%. In the Netherlands, timing differences related to interest payments resulted in an uncertain tax position liability of $81,500. Deferred Tax Assets relating to foreign NOLs are being impacted by currency fluctuations.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

17.	STOCK-BASED COMPENSATION (CONTINUED)

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% of the shares pertaining to the 2015 plan that are outstanding as of the last day of the prior year. As of December 31, 2020, approximately 2.0 million shares are available.

Under the 2015 Stock Incentive Plan, the Company has issued options to purchase approximately 5.2 million shares at an average price of $4.23 with a fair value of $239.6 million. For the years ended December 31, 2020 and 2019, the Company issued options to purchase 620,535 and 1.20 million shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the years ended December 31, 2020 and 2019, the Company recognized an expense of approximately $6.3 million and $4.8 million, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of December 31, 2020, the Company had approximately $7.2 million of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 2.01 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2.39 million shares that have vested as of December 31, 2020.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended December 31,
	2020	2019
Expected volatility	69.18-81.11%	58.62-121.32%
Expected term	4.84-5.00 Years	4.02-5.00 Years
Risk-free interest rate	0.23%-1.39% %	1.58%-2.72% %
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

17.	STOCK-BASED COMPENSATION (CONTINUED)

A summary of the status of the Company’s outstanding stock options as of December 31, 2020 and 2019 and changes during the periods ending on that date is as follows:

		Weighted Average		Aggregate	Weighted
	Shares	Exercise	Grant Date Fair	Intrinsic Value	Average Remaining
	(000’s)	Price	Value	(000’s)	Term (Yrs)
Options
At December 31, 2018	4,840	$3.04	$-	$5,338	5.05
Granted	2,874	3.61	2.39
Exercised	(912)	.96	3.98	2,752
Forfeiture and cancelled	(274)	3.57
At December 31, 2019	6,528	$3.54	$-	$8,978	6.58
Granted	575	$7.14	$4.66
Exercised	(1,806)	2.83	$20.27	31,480
Forfeiture and cancelled	(99)	3.93
At December 31, 2020	5,198	$4.23		$240,866	6.89
Exercisable at December 31, 2020	2,395	$3.64		$111,775	5.69

The following table summarizes information about employee stock options outstanding at December 31, 2020:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	December 31,	Remaining	Exercise	December 31,	Exercise	Remaining
Range of Exercise Price	2020 (000’s)	Life	Price	2020 (000’s)	Price	Life
$0.20 - $0.53	130	2.34	$0.27	130	$0.27	2.34
$0.65 - $1.80	115	4.15	$1.05	115	$1.05	4.15
$1.83 - $2.84	208	3.09	$1.97	208	$1.97	3.09
$3.20 - $6.20	4,627	7.22	$4.17	1,942	4.19	6.28
$7.20-$22.00	118	9.70	17.92	0	0	0
Outstanding options	5,198	6.92	$4.23	2,395	$3.64	5.69

As of December 31, 2020, the Company had approximately $7,245,000 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 2.01 years.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time is established by the market price on the date of its grant and generally vests over a period of 3 years. A summary of the Company’s restricted stock activity for the years ended December 31, 2020 and 2019 is presented in the following table:

	For the twelve months ended
	December 31, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	90,000	$3.23	66,667	$3.64
Granted	175,737	17.46	116,666	3.23
Vested	(170,145)	8.08	(93,333)	3.38
Forfeited	(29,363)	4.15	-	-
Unvested at end of period	66,229	$28.11	90,000	$3.34

The total fair value of shares vested during the years ended December 31, 2020 and 2019 was approximately $2,947,000 and $314,000, respectively. Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of December 31, 2020 was $237,801 and is expected to be expensed over the next 53 months.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

18.	COMMITMENTS AND CONTINGENCIES

In November of 2020, McGovern Capital, Inc. and Kevin McGovern (collectively “McGovern”) filed a claim in arbitration related to its Representative Agreement with Celsius Holdings, Inc. as amended by the first amendment dated August 6, 2016. Pursuant to the Representative Agreement, McGovern is entitled to receive a fee of three percent (3%) of “Net Revenues” received by the Company’s from sales of the Company’s Products in the People’s Republic of China for a period of four years from Initial Commercial Sale (which was September 1, 2017). “Net Revenues” are defined in the Representative Agreement as “the Company’s revenues net of actual discounts applied, credits and returns.” Effective January 1, 2019, the Company restructured its China operations from a distribution arrangement with Qifeng Food Technology (Beijing) Co. Ltd. (“Qifeng”), to a license and royalty arrangement and a loan, pursuant to which Qifeng will market and distribute the Company’s products in China, and Celsius will receive an annual royalty payment. The Company intends to pay McGovern its percentage of the annual royalty payment, but McGovern has objected claiming that McGovern is entitled to be paid commissions on the entire royalty payment and the amount of the loan to Qifeng. The Company intends to defend against McGovern’s claims vigorously and has filed a counterclaim related to McGovern’s failure to comply with the covenant of good faith and fair dealing in the Representative Agreement. This matter is still in its early stages and the Company is unable to predict the outcome at this time.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without Cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of December 31, 2020.

Additionally, our business and results of operations may be adversely affected by the pandemic and public health crises related to the COVID-19 outbreak which is affecting the macro-economic environment. Please refer to Item 1A. Risk Factors for further details.

19.	SUBSEQUENT EVENTS

Between January 1, 2021 and March 10, 2021, the Company issued an aggregate of 322,525 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan.

