Form 10-K/A
period 2019-12-31
Celsius Holdings, Inc.
filed 2021-05-13
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

TO

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

EXPLANATORY NOTE

The Company is filing this Form 10-K/A Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (in response to certain comments of the Staff of the Securities and Exchange Commission (the “SEC”) with respect to our originally filed Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). This Form 10-K/A amends the 2019 Form 10-K as follows:

•	“Item 8. Financial Statements and Supplementary Data” of the 2019 Form 10-K is amended to present an amended Report of Independent Registered Public Accounting Firm to reflect the fact that the operations of Func Food Group, Oyj, (“Func Food”), our Nordic distributor which we acquired on October 25, 2019, was excluded from management’s assessment of internal control over financial reporting.

•	“Item 9A. Controls and Procedures” was amended to (i) include a revised management’s report on internal controls that identifies the acquired business and indicates the significance of the acquired business to the consolidated financial statements; and (ii) disclose that the Company’s disclosure controls and procedures, as it related specifically to the acquisition of Func Food, were not effective as of December 31, 2019 in light of the fact that (a) the aforementioned disclosures were inadvertently omitted; and (b) the historical financial statements of Func Food that were provided in the Company’s Current Report on Form 8-K/A filed on January 8, 2020, did not fully comply with Rule 3-05/8-04 of Regulation S-X, given that the audit opinion on Func Food’s financial statements for the year ended December 31, 2018 included therein, was qualified as it related to the evaluation of impairment of intangible assets.

Except as described above, this Form 10-K/A does not amend, update, or change any other items or disclosures in the 2019 Form 10-K and does not purport to reflect any information or events subsequent to the filing thereof.

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

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were in-effective in that (a) we maintain records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) our records provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (c) our records provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In the Company’s Form 10-K for the fiscal year ended December 31, 2019, originally filed with the SEC on March 12, 2020, the following disclosures were not explicitly detailed:

•	The Report of Independent Registered Public Accounting Firm in Part II-Item 8. Financial Statements and Supplementary Data did not reflect the fact that Func Food, our Nordic distribution partner, whose business the Company acquired on October 25, 2019, was excluded from management’s assessment of internal control over financial reporting, as permitted by the SEC in the fiscal year in which a business combination is consummated.

•	Management’s report on internal control in Part II-Item 9A. Controls and Procedures did not fully identify the acquired business and indicate the significance of the acquired business to the consolidated financial statements.

Additionally, the historical financial statements of Func Food that were provided in the Company’s Form 8-K/A filed on January 8, 2020 were not fully aligned with Rule 3-05/8-04 of Regulation S-X. This was due to the fact that (a) Func Food’s annual financial statements for the fiscal year ended December 31, 2018 contained a qualified audit opinion related to estimation of intangible assets and goodwill impairment and intercompany balances of the predecessor parent company, none of which has an impact on the accounting for the acquisition or its post-acquisition operations; and (b) we did not fully provide the required unaudited interim period historical financial statements. Specifically, the Form 8-K/A did not include the interim financial statements for the nine months ended September 30, 2018 and statements of comprehensive income, cash flows, and changes in stockholders’ equity for the nine months ended September 30, 2019 (balance sheet and income statement were included), primarily due to limited ability to obtain such information given that the predecessor Func Food entity was going through a debt restructuring as detailed in the Company’s Exchange Act filings.

While we believe there were mitigating circumstances around these areas, the Company nonetheless did not fully satisfy all of the disclosure requirements of the SEC. Accordingly, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were not effective.

Our President and Chief Executive Officer and our Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management has excluded the acquired business from management’s report on internal control over financial reporting. The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On October 25, 2019, we completed the acquisition of Func Food Group, Oyj (“Func Food”) and did not have time to perform an adequate assessment of their internal control environment. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of December 31, 2019, did not include an assessment of the internal controls over financial reporting of these acquired operations. Net Revenue generated from the acquired operations only represented 8.8% as of December 31, 2019 and total assets of the acquired business represented approximately 30% of the Company’s total assets as of December 31, 2019.

Although we were not able to execute a thorough assessment, we began to perform evaluations of internal controls, on an on-going basis, over financial reporting for these acquired operations as well as their processes and systems with the assistance of a reputable international accounting firm. As such, it was deemed that the acquired operations and financial reporting processes did not have a material impact to our internal controls over financial reporting. As such, we have concluded that controls were effective as of the time of the acquisition and continue to be effective based on the work that has been performed. Additionally, we conducted multiple training sessions with their finance and administrative personnel, as it relates to our internal control environment and policies which were implemented as part of the integration process. Moreover, from a financial reporting perspective we review their figures and conduct thorough analytical reviews of their results and also validate the consolidation of their figures at the European level.

Based on the evaluation conducted under the above-referenced framework, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2019, our internal control over financial reporting was effective.

While we did determine that the Company’s disclosure controls and procedures were not effective, as discussed in the preceding section, this did not impact the conclusion that our internal control over financial reporting was effective. Disclosure controls and procedures are those which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. While there is substantial overlap between a company’s disclosure controls and procedures and its internal control over financial reporting, some elements of disclosure controls and procedures are beyond the scope of internal control over financial reporting.

We believe the factors which led to the conclusion that the Company’s disclosure controls and procedures were not effective were of such an isolated nature and impact, that they are beyond the scope of the Company’s internal control over financial reporting, as they do not impact or pertain to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Attestation Report of the Registered Public Accounting Firm

Effective with the filing of this report, the Company is deemed to be an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, we have included the Report of Independent Registered Public Accounting Firm in Item 8 setting forth our registered public accounting firm’s attestation report on the Company’s internal control over financial reporting in accordance with Item 308 (b) of Regulation S-K.

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

*****Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 11, 2019 and incorporated herein by reference.

*****Previously filed as an Exhibit to the 2019 Form 10-K

******Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2021	CELSIUS HOLDINGS, INC.

	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal executive officer)

By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (Principal financial and accounting officer)

 Amended Report of Independent Registered Public Accounting Firm

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

Coconut Creek, Florida
May 13, 2021

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