Form 10-Q
period 2021-03-31
Celsius Holdings, Inc.
filed 2021-05-13
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 12, 2021 was 72,163,198 shares.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2021	December 31, 2020 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$31,634,675	$43,248,021
Accounts receivable-net (note 2)	23,997,680	14,986,213
Note receivable-current (note 6)	2,509,412	1,885,887
Inventories-net (note 4)	36,891,859	18,403,622
Prepaid expenses and other current assets (note 5)	17,183,929	14,626,922
Total current assets	112,217,555	93,150,665

Note receivable (note 6)	6,900,882	9,429,437
Property and equipment-net (note 8)	1,169,022	579,377
Right-of-use asset-operating leases	791,969	836,038
Right-of-use asset-finance leases	129,625	162,119
Long-term security deposits	110,100	122,733
Intangibles (note 9)	16,439,197	16,590,083
Goodwill (note 9)	10,419,321	10,419,321
Total Assets	$148,177,671	$131,289,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 10)	$37,525,390	$25,412,753
Lease liability-operating leases (note 7)	337,626	321,283
Lease liability-finance leases (note 7)	192,649	205,824
Other current liabilities (note 11)	586,954	425,232
Total current liabilities	38,642,619	26,365,092

Long-term liabilities:
Lease liability-operating leases (note 7)	436,631	514,948
Lease liability-finance leases (note 7)	87,152	82,290
Total Liabilities	39,166,402	26,962,330

Commitments and contingences (note 16)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 72,585,687 and 72,262,829 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (note 14)	72,586	72,263
Additional paid-in capital	164,174,742	159,884,154
Accumulated other comprehensive loss	(394,651)	(202,142)
Accumulated deficit	(54,841,408)	(55,426,832)
Total Stockholders’ Equity	109,011,269	104,327,443
Total Liabilities and Stockholders’ Equity	$148,177,671	$131,289,773

(1)	Derived from Audited Consolidated Financial Statements

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the three months ended March 31,
	2021	2020
Revenue (note 3)	$50,034,879	$28,184,889
Cost of revenue (note 2)	29,455,784	15,182,706
Gross profit	20,579,095	13,002,183

Selling and marketing expenses	11,959,053	7,506,047
General and administrative expenses	7,806,666	4,528,546
Total operating expenses	19,765,719	12,034,593

Income from operations	813,376	967,590

Other Income (Expense):
Interest income on note receivable (note 6)	86,530	97,534
Interest expense on bonds	-	(136,018)
Interest on other obligations	(1,605)	(3,596)
Amortization of discount on bonds payable	-	(166,069)
Other miscellaneous income/(expense)	(11,621)	8,936
Gain on lease cancellations	-	-
Foreign exchange (loss)	(301,256)	(222,326)
Total other expense	(227,952)	(421,539)

Net Income before income taxes	585,424	546,051

Income tax expense (note X)	-	-

Net Income	585,424	546,051

Other comprehensive income/(loss):
Foreign currency translation loss	(192,509)	(114,490)
Comprehensive Income	392,915	431,561

Income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average shares outstanding:
Basic	72,516,396	69,284,307
Diluted [1]	76,925,484	70,339,416

(1)	Please refer to Earnings Per Share section for further details.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2021

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2020	72,262,829	$72,263	$159,884,154	$(202,142)	$(55,426,832)	$104,327,443
Stock option expense	-	-	3,575,001	-	-	3,575,001
Issuance of common stock pursuant to exercise of stock options - Cashless	88,312	88	(88)	-	-	-
Issuance of common stock pursuant to exercise of stock options - Cash	234,546	235	715,675	-	-	715,910
Foreign currency translation	-	-	-	(192,509)	-	(192,509)
Net income	-	-	-	-	585,424	585,424
Balance at March 31, 2021	72,585,687	$72,586	$164,174,742	$(394,651)	$(54,841,408)	$109,011,269

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2020

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2019	68,941,311	$68,942	$127,552,998	$(753,520)	$(63,409,431)	$63,458,989
Stock option expense	-	-	1,400,000	-	-	1,400,000
Issuance of common stock pursuant to exercise of stock options - Cashless	204,028	204	(204)	-	-	-
Issuance of common stock pursuant to exercise of stock options - Cash	133,921	134	215,213	-	-	215,347
Foreign currency translation	-	-	-	(114,490)	-	(114,490)
Net income	-	-	-	-	546,051	546,051
Balance at March 31, 2020	69,279,260	$69,280	$129,168,007	$(868,010)	$(62,863,380)	$65,505,897

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income	$585,424	546,051
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	108,198	124,939
Amortization	187,670	309,597
Bad debt allowance	223,034	221,222
Inventory excess and obsolescence allowance	753,935	(270,710)
Stock-based compensation expense	3,575,001	1,400,000
Gain on China transaction	-	144,403
Changes in operating assets and liabilities:
Accounts receivable-net	(9,234,501)	(3,146,415)
Inventory	(19,242,172)	(5,475,308)
Prepaid expenses and other current assets	(2,557,007)	(501,586)
Accounts payable and accrued expenses	12,112,637	2,729,700
Deposits/deferred revenue and other current liabilities	174,355	102,743
Change in right-of-use asset and lease liability-net	(4,575)	(2,180)
Net cash used in operating activities	(13,318,001)	(3,817,544)

Cash flows from investing activities:
Proceeds from note receivable	1,876,273	-
Purchase of property and equipment	(697,843)	(107,372)
Net cash provided/(used) in investing activities	1,178,430	(107,372)

Cash flows from financing activities:
Principal payments on finance lease obligations	(25,149)	(64,082)
Proceeds from exercise of stock options	715,910	215,347
Net cash provided by financing activities	690,761	151,265
Effect on exchange rate changes on cash and cash equivalents	(164,536)	(222,930)
Net decrease in cash and cash equivalents	(11,613,346)	(3,996,581)
Cash and cash equivalents at beginning of the period	43,248,021	23,090,682

Cash and cash equivalents at end of the period	$31,634,675	$19,094,101
Supplemental disclosures:
Cash paid during period for:
Interest	$1,605	$136,018

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Business —Celsius Holdings, Inc. (the “Company” or “Celsius Holdings”) develops, markets, sells and distributes “functional” calorie-burning fitness beverages under the Celsius® brand name. The Company was incorporated under the laws of the State of Nevada on April 26, 2005. On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Elite FX, Inc., a Florida corporation. Under the terms of the Merger Agreement, on January 26, 2007, Elite FX, Inc. was merged into the Company’s subsidiary, Celsius, Inc.. On March 28, 2007 the Company incorporated Celsius Netshipments, Inc. in Florida as a subsidiary of the Company.

On February 7, 2018, the Company established Celsius Asia Holdings Limited a Hong Kong corporation as a wholly owned subsidiary. On February 7, 2018 Celsius China Holdings Limited a Hong Kong corporation became a wholly owned subsidiary of Celsius Asia Holdings Limited and on May 9, 2018, Celsius Asia Holdings Limited established Celsius (Beijing) Beverage Limited, a China corporation as a wholly owned subsidiary of Celsius Asia Holdings Limited.

On October 25, 2019, the Company acquired 100% of the shares of Func Food Group, Oyj (“Func Food”), a               and a marketer and distributor of nutritional supplements, health food products, and beverages. The transaction included a restructuring of Func Food’s pre-existing debt. Func Food had been the Nordic distributor for the Company since 2015.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements and the accompanying notes should be read in conjunction with the Form 10-K filed for December 31, 2020. The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated.

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

Reclassification of Prior Year Presentation – Certain prior year amounts in the consolidated balance sheets and statements of operations and comprehensive income have been reclassified for consistency with the current year presentation. A reclassification has been made to present right-of-use assets and lease liabilities related to finance leases separately from those related to operating leases. Additionally, the presentation of amortization of intangible assets and amortization of finance lease right-of-use assets are now being reflected in the general and administrative expenses, rather than in other expenses. These reclassifications had no effect on previously reported net income and comprehensive income and did not have a material effect to the financial statements.

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

March 31, 2021

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At March 31, 2021, the Company had approximately $31.4 million in excess of the Federal Deposit Insurance Corporation limit.

For the three months ended March 31, 2021 and 2020, the Company had the following 10 percent or greater concentrations of revenue with its customers. Specifically, there is one customer that has accounted for approximately 15.8% and 16.4% of our revenue for the three months ended March 31, 2021 and 2020, respectively. The below table reflects this customer’s evolution as a percentage of our total revenue for the three months ended March 31, 2021 and 2020:

	2021	2020
Amazon	15.8%	16.4%
All other	84.2%	83.6%
Total	100.0%	100.0%

At March 31, 2021 and December 31, 2020, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2021	2020
Amazon	22.1%	11.3%
ICA Sweden	11.8%	9.0%
All other	66.1%	79.7%
Total	100.0%	100.0%

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At March 31, 2021 and December 31, 2020, the Company did not have any investments with maturities of three months or less.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable — Accounts receivable are reported a net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2021 and December 31, 2020, there was an allowance for doubtful accounts of $772,607 and $549,573, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory allowance to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of inventory item, then inventory item will be included as part of the allowance during the period being evaluated. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). At March 31, 2021 and December 31, 2020, the Company recorded an allowance of $2,367,000 and $1,613,000, respectively. The changes in the allowance are included in cost of revenue.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Impairment of Long-Lived Assets — In accordance with ASC Topics 350 “Goodwill and Other Intangibles” and 360, “Property, Plant, and Equipment” the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value. The Company did not record any impairment during the three months ended March 31, 2021.

Long-lived Asset Geographic Data

The following table sets forth long-lived asset information, which includes property, plant and equipment and lease right-of-use assets and excludes goodwill and intangibles, where individual countries represent a material portion of the total:

	March 31,	December 31,
	2021	2020

United States	$1,181,188	$694,697

Sweden	523,126	431,959
Finland	386,302	450,878
Long-lived assets related to foreign operations	909,428	882,837
Total long-lived assets	$2,090,616	$1,577,534

Goodwill — The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. At March 31, 2021, there were no indicators of impairment.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

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

Customer Advances — From time to time the Company requires deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances liability within other current liabilities. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies. As of March 31, 2021, and December 31, 2020, the Company did not have any customer advances.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred marketing and advertising expenses of approximately $5.3 million and $2.7 million, during three months ended March 31, 2021 and 2020, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $200,000 and $123,000 during the three months ended March 31, 2021 and 2020, respectively.

Foreign Currency Translation — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Comprehensive Income. The Company incurred foreign currency translation net losses during the three months ended March 31, 2021 of approximately $192,500 and net losses of approximately $115,000 during the three months ended March 31, 2020. Our operations in different countries required that we transact in the following currencies:

Chinese-Yuan

Norwegian-Krone

Swedish-Krona

Finland-Euro

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at March 31, 2021 and December 31, 2020.

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

March 31, 2021

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share — Basic earnings per share are calculated by dividing net income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Please refer to the below table for additional details:

	For the three months ended March 31,
	2021	2020
Net income	$585,424	$546,051

Income (Loss) per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average shares outstanding:
Basic	72,516,396	69,284,307
Diluted	76,925,484	70,339,416

Share-Based Payments — The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017 (note 15). As of March 31, 2021, total shares available are 1.8 million.

Cost of Sales — Cost of sales consists of the cost of concentrates and or beverage bases, the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound & out-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products, inventory allowance for excess and obsolete products and certain quality control costs. Raw materials account for the largest portion of the cost of sales. Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

Operating Expenses — Operating expenses include selling expenses such as warehousing expenses after manufacture, as well as expenses for advertising, samplings and in-store demonstrations costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include such costs as payroll costs, travel costs, professional service fees (including legal fees), depreciation and amortization, and other general and administrative costs.

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for three months ended March 31, 2021 and 2020 was $4.2 million and $2.1 million, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

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

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At March 31, 2021, the Company had an accumulated deficit of $54,841,408 which includes net income of $585,424 for the three months ended March 31, 2021. During the three months ended March 31, 2021 the Company had net cash used by operating activities of $13.3 million.

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

March 31, 2021

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

Information about the Company’s net sales by geographical location for the three months ended March 31, 2021 and 2020 is as follows:

	For the three months ended
	March 31,	March 31,
	2021	2020
North America	$39,003,391	$19,359,169
Europe	10,367,793	8,500,852
Asia	536,169	268,292
Other	127,526	56,576
Net sales	$50,034,879	$28,184,889

All of the Company’s North America revenue is derived from the United States, which is the Company’s country of domicile. Of the Company’s total foreign revenues of $11.0 million and $8.8 million for the three months ended March 31, 2021 and 2020, respectively, the only individual country that represents a material portion of total consolidated revenue was Sweden, which had total revenues of approximately $6.5 million and $5.8 million for the three months ended March 31, 2021 and 2020, respectively. Revenues are attributed to countries based on the location of the customer.

License Agreement

In January 2019, the Company entered into a license agreement with our China distributor. Specifically, a license agreement was executed with Qifeng Food Technology (Beijing) Co., Ltd (“Qifeng”). Under this license agreement, Qifeng was granted the exclusive license rights to process, market and commercialize Celsius branded products in China. The term of the agreement is 50 years, with annual royalty fees calculated based on each calendar year results. The royalty fees are based on a percentage of Qifeng’s sales of Celsius branded products; however, the fees are fixed for the first five years of the agreement, totaling approximately $6.6 million, and then are subject to annual guaranteed minimums over the remaining term of the agreement.

Under the license agreement, the Company grants Qifeng exclusive license rights and provides ongoing support in product development, brand promotion and technical expertise. The transaction price consists of the guaranteed minimums and the variable royalty fees, all of which are allocated to the single performance obligation pertaining to the license agreement.

The Company recognizes revenue from the agreement over time because the customer simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because its efforts in providing the exclusive license rights and ongoing support occur on a generally even basis throughout the year. Total revenue recognized under the agreement was approximately $393,000 for the three months ended March 31,2021 and is reflected in the Company’s Asia reporting segment.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

4.	INVENTORIES

Inventories consist of the following at:

	March 31,	December 31,
	2021	2020
Finished goods	$26,224,583	$15,334,386
Raw Materials	13,034,266	4,682,291
Less: Inventory allowance for excess and obsolete products	(2,366,990)	(1,613,055)
Inventories	$36,891,859	$18,403,622

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total $17.2 million and $14.6 million at March 31, 2021 and December 31, 2020, respectively, consist mainly of prepaid advances to co-packers related to inventory production, advertising, prepaid insurance, prepaid slotting fees, value added tax payments and deposits on purchases. The increase of approximately $2.6 million is mainly related to advances to co-packers and deposits to raw material suppliers pertaining to the processing and the procuring of inventory.

6.	NOTE RECEIVABLE

Note receivable consists of the following at:

	March 31,	December 31,
	2021	2020
Note receivable-current	$2,509,412	$1,885,887
Note receivable-non-current	6,900,882	9,429,437
Total Note receivable	$9,410,294	$11,315,324

Effective January 1, 2019, we restructured our China distribution efforts by entering into two separate economic agreements as it relates to the commercialization of our Celsius products (i.e., license agreement) and a repayment of investment agreement with Qifeng. Under the license agreement, Qifeng was granted the exclusive license rights to manufacture, market and commercialize Celsius® brand products in China. Qifeng will pay a minimum royalty fee of $6.9 million for the five years of the term of the agreement, transitioning to a volume-based royalty fee, thereafter as aforementioned. Under a separate economic agreement, Qifeng Food will repay the marketing investments made by Celsius into the China market through 2018, over a five-year period. The repayment, which was formalized via a Note Receivable from Qifeng, will need to be serviced even if the licensing agreement is cancelled or terminated.

Scheduled principal payments plus accrued interest are due annually on March 31 of each year starting in 2020. The Note is recorded at amortized cost basis and initially accrued interest at a rate per annum equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. On September 12, 2020, it was agreed to fix the interest rate at 3.21% which reflected the weighted average interest rate for the 5-year period of the Note. For the three months ended March 31, 2021, interest income was approximately $87,000.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

6.	NOTE RECEIVABLE (Continued)

The Company assesses the Note for impairment periodically by evaluating whether it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the Note agreement, based on historical experience about Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At March 31, 2021, the Note was not deemed to be impaired. As of March 31, 2021, Qifeng is current on all amounts due under the Note as well as the license agreement.

As collateral for the Note, a stock certificate in Celsius Holdings, Inc., which amounts to 337,079 of shares owned by an affiliate under common control by Qifeng is being held at a brokerage account. These shares were originally issued on April 20, 2015 via a private transaction which involved RiseJoy Services Limited an affiliate under the common control of Qifeng, our Chinese licensee. Payment in-full was received timely pertaining to the amounts due on March 31, 2021. Furthermore, a letter of guarantee was executed with several restrictions regarding these shares. In particular, it was agreed that the stock would not be sold or transferred without the prior written consent from Celsius Holdings, Inc. There are several other restrictions and agreements, which include that a Statement of Account will be provided to Celsius on a Quarterly basis to confirm and validate the existence of the shares. These shares serve only as collateral and provide comfort as to the “ability to pay”.

7.	LEASES

The Company’s leasing activities include an operating lease of its corporate office space from a related party (see note 13) and several other operating and finance leases of vehicles and office space for the Company’s European operations.

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

7.	LEASES (Continued)

The following is a summary of lease cost recognized in the Company’s consolidated statements of operations:

	Three months ended		Three months ended
	March 31, 2021		March 31, 2020
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Lease cost in general and administrative expenses:
Operating lease expense	$98,535	$-	$95,904	$-
Amortization of finance lease ROU assets	-	36,000	-	137,165
Total lease cost in general and administrative expenses	98,535	36,000	95,904	137,165

Lease cost in other expense:
Interest on finance lease liabilities	-	1,601	-	3,596
Total lease cost in other expense	-	1,601	-	3,596
Total lease cost	$98,535	$37,601	$95,904	$140,761

The following is a summary of the impact of the Company’s leases on the consolidated statements of cash flows:

	Three months ended
	March 31,
	2021	2020
Leasing activity in cash flows from operating activities:
Payments under operating leases	(113,812)	(96,084)
Interest payments on finance lease liabilities	(1,601)	(3,596)
Total leasing activity in cash flows from operating activities	(115,413)	(99,680)

Leasing activity in cash flows from financing activities:
Principal payments on finance lease liabilities	(25,149)	(64,082)
Total leasing activity in cash flows from financing activities:	(25,149)	(64,082)

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
Weighted average remaining lease term (years) - operating leases	2.4	2.6
Weighted average remaining lease term (years) - finance leases	0.9	1.1
Weighted average discount rate - operating leases	6.48%	6.52%
Weighted average discount rate - finance leases	3.94%	3.95%

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

7.	LEASES (Continued)

The future annual minimum lease payments required under the Company’s leases as of March 31, 2021 are as follows:

	Operating	Finance
Future minimum lease payments	Leases	Leases	Total
2021	$300,786	$203,990	$504,776
2022	288,192	73,289	361,481
2023	256,332	7,088	263,420
2024	16,592	-	16,592
Total future minimum lease payments	861,902	284,367	1,146,269
Less: Amount representing interest	(87,645)	(4,566)	(92,211)
Present value of lease liabilities	774,257	279,801	1,054,058
Less: current portion	(337,626)	(192,649)	(530,275)
Long-term portion	$436,631	$87,152	$523,783

8.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31,	December 31,
	2021	2020
Furniture and equipment	$1,768,534	$1,103,301
Less: accumulated depreciation	(599,512)	(523,924)
Total	$1,169,022	$579,377

Depreciation expense amounted to $108,198 and $124,939 for the three months ended March 31, 2021 and 2020, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

9.	GOODWILL AND INTANGIBLES

Goodwill consists of approximately $10,419,000 resulting from the excess of the consideration paid and the fair value of net tangible and intangible assets acquired from the Func Food Acquisition. There was no further activity related to goodwill during the three months ended March 31, 2021.

Intangible assets consist of acquired customer relationships and brands from the Func Food Acquisition. The gross carrying amount and accumulated amortization of intangible assets were as follows as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Intangible assets subject to amortization
Customer relationships gross carrying amount	$14,050,000	$14,050,000
Less: accumulated amortization	(733,803)	(582,917)
Total	$13,316,197	$13,467,083

Intangible assets not subject to amortization
Brands total carrying amount	$3,123,000	$3,123,000
Total Intangibles	$16,439,197	$16,590,083

Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life. Amortization expense for the three months ended March 31, 2021 and 2020 was approximately $151,000 and $144,000, respectively.

Other fluctuations in the amounts of intangible assets are due to currency translation adjustments.

The following is the future estimated amortization expense related to customer relationships:

As of March 31, 2021:
2021	$562,000
2022	562,000
2023	562,000
2024	562,000
2025	562,000
Thereafter	10,506,197
$13,316,197

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31,	December 31,
	2021	2020
Accounts payable	$18,519,644	$11,854,421
Accrued expenses	19,005,746	13,558,332
Total	$37,525,390	$25,412,753

11.	OTHER LIABILITIES

Other current liabilities consist of the following at:

	March 31,	December 31,
	2021	2020
Other Liabilities-State Beverage Container Deposit	$586,954	$425,232
Total	$586,954	$425,232

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

12.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our major shareholders. The current lease expires on January 2024 with monthly rent of $17,295. The rental fee is commensurate with other properties available in the market.

13.	STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to exercise of stock options

During the three months ended March 31, 2021, the Company issued an aggregate of 322,858 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $715,910 for 234,546 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

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

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% of the shares pertaining to the 2015 plan that are outstanding as of the last day of the prior year. As of March 31, 2021, approximately 1.8 million shares are available.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

14.	STOCK-BASED COMPENSATION (Continued)

Under the 2015 Stock Incentive Plan, the Company has issued options to purchase approximately 4.9 million shares at an average price of $4.23 with a fair value of $205.4 million. For the three months ended March 31, 2021 and 2020, the Company issued options to purchase 303,750 and 285,000 shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the three months ended March 31, 2021 and 2020, the Company recognized an expense of approximately $3.6 million and $1.4 million, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of March 31, 2021, the Company had approximately $24.7 million of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 2.45 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2.73 million shares that have vested as of March 31, 2021.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Three months ended March 31,
	2021	2020
Expected volatility	69.18%-81.11%	69.18%-81.11%
Expected term	4.49-5.00 Years	4.84-5.00 Years
Risk-free interest rate	0.32%-1.39%	1.35% - 1.39%
Forfeiture Rate	0.00%	0.00%

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

A summary of the status of the Company’s outstanding stock options as of March 31, 2021 and changes during the period ending on that date is as follows:

		Weighted Average		Aggregate	Weighted
	Shares	Exercise	Grant Date Fair	Intrinsic Value	Average Remaining
	(000’s)	Price	Value	(000’s)	Term (Yrs)
Options
At December 31, 2020	5,198	$4.23		$240,866	6.89
Granted	304	$42.49	$30.40
Exercised	(328)	$3.10	$56.37	$17,467
Forfeiture and cancelled	(225)	$15.79
At March 31, 2021	4,949	$6.55		$205,375	7.04
Exercisable at March 31, 2021	2,734	$3.99		$120,458	5.99

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

15.	STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about employee stock options outstanding at March 31, 2021:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Averaged	Averaged	at	Averaged	Averaged
Exercise	March 31,	Remaining	Exercise	March 31,	Exercise	Remaining
Price	2021 (000’s)	Life	Price	2021 (000’s)	Price	Life
$0.20 - $0.53	100	1.98	$0.26	100	$0.26	1.98
$0.65 - $1.80	105	3.91	$1.05	105	$1.05	3.91
$1.83 - $2.84	117	4.77	$1.97	117	$1.97	4.77
$3.20 - $6.20	4,238	7.06	$4.18	2,412	4.37	6.31
$7.20-$60.00	389	9.68	36.77	0	0.00	0
Outstanding options	4,949	6.87	$6.53	2,734	$3.99	5.99

As of March 31, 2021, the Company had approximately $24.7 million of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 2.45 years.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended March 31, 2021 and 2020 is presented in the following table:

	For the three Months ended
	March 31, 2021		March 31, 2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	66,229	$14.78	123,334	$3.34
Transfers to restricted stock units	(45,871)	34.02	-	-
Granted	0	0.00	3,916	5.59
Vested	(172)	22.30	(3,916)	5.59
Unvested at end of period	20,186	$14.72	123,334	$3.34

The total fair value of shares vested during the three months ended March 31, 2021 and 2020 was immaterial. Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of March 31, 2021 was $98,234 and is expected to be expensed over the next four months.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

15.	STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units

Restricted stock units are awards that give the holder the right to receive one share of common stock for each restricted stock unit upon meeting service-based vesting conditions (typically annual vesting in three equal annual installments, with a requirement that the holder remains in the continuous employment of the Company). The value of restricted stock units that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock unit activity for the three months ended March 31, 2021 and 2020 is presented in the following table:

	For the three Months ended
	March 31, 2021		March 31, 2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	-	$	-	$-
Transfers from restricted stock awards	45,871	34.02	-
Granted	468,600	50.56	-	-
Vested	-	-	-	-
Forfeiture and cancelled	(10,200)	50.31
Unvested at end of period	504,271	$49.06	-	$-

Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of March 31, 2021 was $22.8 million and is expected to be expensed over the next 35 months.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

16.	COMMITMENTS AND CONTINGENCIES

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

17.	SUBSEQUENT EVENTS

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

Business Overview

Celsius Holdings is a fast-growing company in the functional energy drink and liquid supplement categories in the United States and internationally. We engage in the development, processing, marketing, sale, and distribution of functional drinks and liquid supplements to a broad range of consumers. We believe that we provide differentiated products that offer clinically proven and innovative formulas meant to change the lives of our consumers for the better. We also believe that our brand is attractive to a broad range of customers including fitness enthusiasts.

Our core offerings include pre- and post-workout functional energy drinks, as well as protein bars. Our flagship functional energy drink and liquid supplement brands are backed by science, being clinically proven to deliver health benefits by six self-funded studies published in various journals including the Journal of the International Society of Sports Nutrition, the Journal of the American College of Nutrition, and the Journal of Strength and Conditioning Research. These studies have concluded that a single serving of Celsius burns 100-140 calories (by increasing a consumer’s resting metabolism an average of 12%, while providing sustained energy for up to three hours.

Our flagship asset, Celsius, is a fitness supplement drink which accelerates metabolism and burns calories and body fat while providing energy. This product line comes in two versions, a ready-to-drink supplement format and an on-the-go powder form. We also offer a Celsius Heat and a Branch Chain Amino Acids line, catered to both pre- and post-workout consumer needs. Our products are currently offered in major retail channels in the US including conventional grocery, natural, convenience, fitness, mass market, vitamin specialty and e-commerce.

An integral part of our value proposition is our focus on the functional energy drink and liquid supplement category, ensuring our products have clear and proven benefits. This is why we invest in research and development from the start and utilize our proprietary MetaPlus formulation in our portfolio, a blend of ginger root, guarana seed extract, chromium, vitamins, and green tea extract.

Corporate Information

We were incorporated in the State of Nevada in April 2005. Our principal executive offices are located at 2424 North Federal Highway, Suite 208, Boca Raton, Florida 33431, and our telephone number is (561) 276-2239. Our website is www.celciusholdingsinc.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

Celsius® and MetaPlus® are registered trademarks of the Company in the United States. This Quarterly Report on Form 10-Q also contains other registered and unregistered trademarks of the Company.

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Revenue

For the three months ended March 31, 2021, revenue was approximately $50.0 million, an increase of $21.9 million or 78.0% from $28.2 million for the three months ended March 31, 2020. Approximately 90% of this growth was as a result of increased revenues from North America where revenues for the 2021 quarter were $39.0 million, an increase of $19.6 million or 101% from $19.4 million in the 2020 quarter. The balance of the increase was largely attributable to a 22% growth in European revenues to $10.4 million in the 2021 quarter from $8.5 million in 2020 quarter. Asian revenues (which primarily consist of royalty revenues from our China licensee) for the three months ended March 31, 2021 were $536,000, a 100.0% increase from $268,000 for the prior year quarter. Other international markets generated $128,000 in revenues during the three months ended March 31, 2021, an increase of $71,000 from $57,000 for the 2020 prior year quarter.

The total increase in revenue was primarily attributable to increases in sales volume, as opposed to increases in product pricing. The primary factors behind the increase in North American sales volume were related to continued strong triple-digit growth of 137% in traditional channels of trade, coupled with an increase in presence in world class retailers. Additionally, the continued expansion of our Direct Store Delivery (DSD) network delivered a growth of 172% in our distributor revenues when compared to the prior year quarter. Moreover, e-commerce revenues grew 79% or $ 3.7 million to $8.4, from $4.7 in the prior year quarter. These results were partially offset by some shipping delays related to can shortages, as well as the Texas freeze which shut down two co-packers as well as one of our warehouses for two and half weeks during the quarter. Furthermore, we estimated that the strengthening of the Euro accounted for approximately 8.4% of the increase in European revenue in the 2021 quarter when compared to the prior year quarter.

The following table sets forth the amount of revenues by category and changes therein for the three months ended March 31, 2021 and March 31, 2020:

	Three months ended March 31,
Revenue Source	2021	2020	Change
Total Revenue	$50,034,880	$28,184,889	77.5%

North American Revenue	$39,003,391	$19,359,169	101.5%

European Revenue	$10,367,793	$8,500,852	22.0%

Asian Revenue	$536,169	$268,292	100.0%

Other	$127,527	$56,576	125.4%

Gross profit

For the three months ended March 31, 2021, gross profit increased by approximately $7.6 million or 58.3% to $20.6 million, from $13.0 million for the three months ended March 31, 2020. Gross profit margins declined to 41.1% for the three months ended March 31, 2021 from 46.1% for the prior year quarter. The increase in gross profit dollars is related to increases in volume while the decrease in gross profit margins is mainly related to increases in freight, repackaging, raw material (cans) and processing costs. Furthermore, a temporary can shortage has also added incremental costs related to damages in transporting and processing given the added complexities of the supply chain in procuring these items. Based on our estimates the increase in volume favorably impacted gross profit dollars by approximately $7.9 million and a favorable currency impact provided an additional $0.7 million which were partially offset by unfavorable increases in costs of approximately $1.0 million.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2021 were approximately $12.0 million, an increase of approximately $4.5 million or 60.0% from approximately $7.5 million for the three months ended March 31, 2020. This increase was primarily attributable to marketing investment activities which were augmented by $2.5 million when compared to the prior year quarter. Additionally, employee costs increased by approximately $650,000 from the year ago quarter as we continue to invest in this area in order to have the proper infrastructure to support the commercial growth. Similarly, we experienced increases in other sales expense in the amount of approximately $563,000 mainly related to trade-marketing activities to support our ongoing conversion to the DSD network distribution channel. Lastly, storage and distribution as well as broker costs accounted for the remainder of the increase in this area which amounted to $704,000.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2021 were approximately $7.8 million, an increase of $3.3 million or 73.3% from approximately $4.5 million for the three months ended March 31, 2020. This increase was primarily attributable to stock option expense which amounted to $3.6 million for the three months ended March 31, 2020, an increase of $2.2 million which accounted for 61.1% of the total increase in this area when compared to the prior year quarter. Management deems it very important to motivate employees by providing them ownership participation in the business in order to promote over performance which translates into the continued success of the Company. Additionally, employee costs for the three months ended March 31, 2021, reflect an increase of $0.66 million or 70.2%, as investments in this area are also required to properly service our higher business volume and provide support to the commercial and operational areas of our business. Administrative expenses were $2.1 million for the 2021 quarter, an increase of $460,000 or 28.8% from the prior year quarter. This increase is mainly related to higher legal costs, an increase in the bad debt reserve to cover any potential realization issues, increases in insurance costs and office rent. Depreciation, amortization and all other administrative expenses accounted for the remainder of the variance which amounted to a net reduction of $21,000 for the three months ended March 31, 2021, when compared to the prior year quarter.

Other expenses

Total net other expense for the three months ended March 31, 2021 was $228,000, which reflects a decrease of $194,000 when compared to net total other expense of $422,000 for the three months ended March 31, 2020. The net other expense of $228,000 is composed of a foreign currency exchanges loss of $301,000, miscellaneous other non-operational expenses of $13,000, which were offset by interest income of $87,000 related to the note receivable from our Chinese distributor. The note receivable is being repaid over a five-year period, pursuant to an unsecured, interest-bearing note, related to the marketing investments the Company made in the China market during 2017 and 2018.

Net Income

As a result of the above, for the three months ended March 31, 2021, net income was $585,000 or $0.01 per share based on a weighted average of 72,516,396 shares outstanding and dilutive earnings per share of $0.01 based on a fully-dilutive weighted average of 76,925,484 shares outstanding, which includes the dilutive impact of outstanding stock options to purchase 4,409,088 shares. In comparison, for the three months ended March 31, 2020, the Company had net income of approximately $546,100 or a $0.01 per share, based on a weighted average of 69,284,307 shares outstanding and a dilutive earnings per share of $0.01 based on a fully-dilutive weighted average of 70,339,416 shares outstanding which included the dilutive impact of outstanding stock options to purchase 1,055,109 shares.

Liquidity and Capital Resources

As of March 31, 2021, and December 31, 2020, we had cash of approximately $31.6 million and $43.2 million, respectively, and working capital of approximately $73.6 million and $64.9 million, respectively.

In addition to cash flow from operations, our primary sources of working capital have been private and public offerings of our securities (including a private placement of 1,437,909 shares at a price of $15.30 completed on August 25, 2020).

Our current operating plan for the next twelve months reflects sufficient financial resources, notwithstanding the potential effects of the COVID-19 pandemic.

Cash flows used in operating activities

Cash flows used by operating activities totaled $13.3 million for the three months ended March 31, 2021, representing a $9.5 million increase from net cash used in operating activities of $3.8 million for the three months ended March 31, 2020. The increase was primarily driven by use of cash to increase our inventory levels in order to properly service our demand for our products. Additionally, the elimination of accounts receivable financing in Europe and the credit terms offered to our clients translated to use of cash this quarter as well as pre-payments or deposits to procure inventory which were partially offset by efficient use of terms offered by our vendors as it relates to the commitments and disbursements for the goods and services that are needed for our operations.

Cash flows provided by investing activities

Cash flows provided by investing activities totaled $1.2 million for the three months ended March 31, 2021, representing a $1.3 million increase from net cash used in investing activities of $0.1 million for the three months ended March 31, 2020. The increase primarily resulted from a payment of approximately $1.9 million from our Chinese distributor pertaining to the note receivable that was timely paid prior to the end of the quarter. Partially offsetting the increase in cash flows provided by investing activities was an increase in capital expenditures of $0.7 million, primarily attributable to the purchase of computer equipment and equipment utilized for trade marketing and merchandising.

Cash flows provided by financing activities

Cash flows provided by financing activities totaled $0.7 million for the three months ended March 31, 2021, representing a $0.5 million increase from $0.2 million for the three months ended March 31, 2020. The increase is mainly related to proceeds from stock option exercises, resulting in large part from the increased market price of our common stock and vesting of stock options; which was partially offset by payments pertaining to financial leases.

Off Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we had no off-balance sheet arrangements.

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective in that (a) we maintain records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) our records provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (c) our records provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to matters previously reported in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 1.A. Risk Factors

Investing in our common stock involves a high degree of risk. The following is an update to the risks set forth in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”). The risks and uncertainties discussed below Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. If any of these risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material could also impact us.

Risk Factors Relating to Our Business

The COVID-19 pandemic has had, and we expect will continue to have, certain impacts on our business and operations, and such impacts may have a material adverse or other effect on our business and results of operations.

The current COVID-19 pandemic has presented and continues to present a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the global economy and financial markets. The human and economic consequences of the COVID-19 pandemic as well as the measures taken or that may be taken in the future by governments, businesses (including the Company and our suppliers, bottlers/distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic, have and will directly and indirectly impact our business and results of operations, including, without limitation, the following:

●	We have experienced some decreases in sales of our products in various distribution channels that have been affected by the COVID-19 pandemic, such as health and fitness clubs. While some of the restrictions imposed as a result of the initial COVID-19 outbreak have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, resurgence of the COVID-19 pandemic in some markets has slowed or reversed the reopening process, and markets are moving through varying stages of restrictions and re-opening at different times. However, we have recently seen a resurgence of the COVID-19 pandemic in the Northern Hemisphere while cases in the Southern Hemisphere continue to rise. As a result, a number of countries, particularly in EMEA, have reinstituted lockdowns and other restrictions, which could further impact customer demand. If the COVID-19 pandemic and related unfavorable economic conditions continue to intensify, the negative impact on our sales, including our new product innovation launches, could be prolonged and may become more severe.

●	Deteriorating economic conditions and continued financial uncertainties in many of our major markets due to the COVID-19 pandemic, such as increased and prolonged unemployment, decreases in per capita income and the level of disposable income, declines in consumer confidence, or economic slowdowns or recessions, could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. In addition, public concern among consumers regarding the risk of contracting COVID-19 may also reduce demand for our products.

●	The closures of, and continued restrictions on, on-premise retailers and other establishments that sell our products as a result of the COVID-19 pandemic have adversely impacted and may continue to adversely impact our sales and results of operations.

●	Our advertising, marketing, promotional, sponsorship and endorsement activities have been, and will continue to be, disrupted by reduced opportunities for such activities due to measures taken to limit the spread of the COVID-19 pandemic and the cancellations of or reduced capacity at sporting events, concerts and other events may result in decreased demand for our products. Our product sampling programs, which are part of our strategy to develop brand awareness, have been, and will continue to be, disrupted by the COVID-19 pandemic. If we are unable to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic, our sales, market share, volume growth and overall financial results could be negatively affected.

●	Our innovation activities, including our ability to introduce new products in certain markets, have been delayed and/or adversely impacted by the COVID-19 pandemic. If such innovation activities are disrupted and we continue to delay the launch of new products and/or we are unable to secure sufficient distribution levels for such new products, our business and results of operations could be adversely affected.

●	Some of our suppliers, bottlers/distributors and co-packers may experience plant closures, production slowdowns and disruptions in operations as a result of the impact of the COVID-19 pandemic. This could result in a disruption to our operations.

●	We may experience delays in receiving certain raw materials as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of, or congestion at ports, reduced availability of commercial transportation, border restrictions and capacity constraints.

●	Due to increased demand in at-home consumption, the functional energy drink and liquid supplement industries have experienced some shortages of aluminum cans. However, we have been able to secure adequate supply and have not experienced significant adverse effects on our business, operations and financial condition from such shortage, however we are unable to accurately predict how this might change.

●	As a result of the COVID-19 pandemic, including related governmental measures, restrictions, directives and guidance, many of our office-based employees have worked remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place. If our employees working remotely do not maintain appropriate measures to mitigate potential risks to our technology and operations from information technology-related disruptions, we may face cybersecurity threats. Employees of our third-party service providers who are working remotely, with whom we may share data, are subject to similar cybersecurity risks.

●	Governmental authorities at the U.S. federal, state and/or municipal level and in certain foreign jurisdictions may increase or impose new income taxes, indirect taxes or other taxes or revise interpretations of existing tax rules and regulations as a means of financing the costs of stimulus or may take other measures to protect populations and economies from the impact of the COVID-19 pandemic. Increases in direct and indirect tax rates could affect our net income and increases in consumer taxes could affect our products’ affordability and reduce our sales.

●	We may be required to record significant impairment charges with respect to goodwill or intangible assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic.

●	The continued financial impact of the COVID-19 pandemic may cause one or more of the financial institutions we do business with to fail or default in their obligations to us or to become insolvent or file for bankruptcy, which could cause us to incur significant losses and negatively impact our results of operations and financial condition.

●	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in negative publicity and the Company becoming a party to litigation claims and/or legal proceedings, which could consume significant financial and managerial resources, result in decreased demand for our products and injury to our reputation.

●	The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by the COVID-19 pandemic’s lingering effects on our suppliers, bottlers/distributors, co-packers, contractors, business partners and/or other service providers.

Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our business, reputation, operating results and/or financial condition. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed herein, any of which could materially affect our business, reputation, operating results and/or financial condition.

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

We rely on distributors to distribute our products in the Direct Store Delivery (“DSD”) sales channel and in international markets. If we are unable to secure such distributors and/or we are unable to maintain good relationships with our existing distributors, our business could suffer.

We distribute Celsius® in the DSD sales channel by entering into agreements with distributors having established sales, marketing and distribution organizations. We similarly are seeking to expand our international distribution, particularly in the Far East and elsewhere in Asia by entering into agreements with large established distributors who service those markets. Unilateral decisions by distributors, grocery chains, convenience chains, drug stores, nutrition stores, mass merchants, club warehouses and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or devote less resources to the sale of our products could cause our business to suffer. In addition, possible trading disputes between our distributors and their customers or buying groups may result in the delisting of certain of our products, temporarily or otherwise. Distributor consolidation may also have an impact on our business. Many of our distributors are affiliated with and manufacture and/or distribute other [liquid supplement and beverage] products. In many cases, such products compete directly with our products. The marketing efforts of our distributors are important for our success. If Celsius® proves to be less attractive to our distributors and/or if we fail to attract distributors, and/or our distributors do not market and promote our products with greater focus in preference to the products of our competitors, our business, financial condition and results of operations could be adversely affected.

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

Increases in cost or shortages of raw materials or increases in costs of co-packing costs could adversely impact our business.

The principal raw materials used by us are flavors and ingredient blends as well as aluminum cans, the prices of which are subject to fluctuations. We are uncertain whether the prices of any of the above or any other raw materials or ingredients we utilize will increase in the future and whether we will be able to pass any of such increases on to our customers. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. In addition, some of these raw materials, such as our distinctive sleek 12 ounce can, are available from a single or a limited number of suppliers. As alternative sources of supply may not be available, any interruption in the supply of such raw materials might materially harm us.

While the liquid supplement and beverage industries have experienced some shortages of cans as a result of the COVID-19 pandemic, Celsius has been able to secure adequate supply and has not experienced significant adverse effects on its business, operations and financial condition from such shortage. However, there can be no assurance that if such shortages continue, its business, operations and financial condition will not be harmed.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our existing products and/or new products. Our ability to estimate demand for our products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, including in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients, flavors, aluminum cans, sleek aluminum cans and other raw materials for our liquid supplements or experience difficulties with our co-packing arrangements, including production shortages or quality issues, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain ingredients have been and could, from time to time in the future, be experienced, resulting in production fluctuations and/or product shortages. We generally do not use hedging agreements or alternative instruments to manage this risk. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels may be inadequate and our results of operations may be negatively impacted. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our distribution costs and/or cause sales opportunities to be delayed or lost. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products. If the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which could unfavorably impact our future sales and adversely affect our operating results.

Changes in the retail landscape or the loss of key retail or foodservice customers could adversely affect our financial results.

Our industry is being affected by the trend toward consolidation in and blurring of the lines between retail channels, particularly in Europe and the United States. Larger retailers may seek lower prices from us, may demand increased marketing or promotional expenditures, and may be more likely to use their distribution networks to introduce and develop private-label brands, any of which could negatively affect our profitability. In addition, discounters and value stores are growing at a rapid pace. Our industry is also being affected by the rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, which may result in a shift away from physical retail operations to digital channels. As we build our e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. If we are unable to successfully adapt to the rapidly changing retail landscape, including the rapid growth in digital commerce, our share of sales, volume growth and overall financial results could be negatively affected. In addition, our success depends in part on our ability to maintain good relationships with key retail customers. The loss of one or more of our key retail customers could have an adverse effect on our financial performance.

Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products as a result of what they contain or allegations that they cause adverse health effects. If these types of requirements become applicable to one or more of our products under current or future environmental or health laws or regulations, they may inhibit sales of such products.

For example, under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the exposure falls under an established safe harbor level or another exemption is applicable. If we were required to add Proposition 65 warnings on the labels of one or more of our liquid supplement products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets]

Our continued expansion outside of the United States exposes us to uncertain conditions and other risks in international markets.

We have continued expanding sales of our products internationally into a variety of new markets and are currently seeking to expand our international distribution, particularly in the Far East and elsewhere in Asia by entering into agreements with established distributors who service those markets. As our growth strategy includes further expanding our international business, if we are unable to continue to expand distribution of our products outside the United States, our growth rate could be adversely affected. Although we intend to sell through established distributors in international markets, we have limited or no operating experience in many of such markets and it is costly to promote our brands in international markets. We face and will continue to face substantial risks associated with foreign distribution and sale of our products, including: economic and/or political instability in various international markets; fluctuations in foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on our ability to distribute and sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, distribution and sale of products outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potentially higher product damage rates if our products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk our distributors and potentially adverse tax consequences.

Global or regional catastrophic events could impact our operations and affect our ability to grow our business.

Because of our increasingly global presence, our business could be affected by unstable political conditions, civil unrest, protests and demonstrations, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where our products are distributed, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, such as hurricanes, wildfires, tornados, earthquakes or floods, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic). Such catastrophic events could impact our operations and our supply chain, including the production and/or distribution of our products. Materials and/or personnel may need to mobilize to other locations. Our headquarters and a large part of our operations are located in Florida, a state at greater risk of hurricanes. Some of the raw materials we use, including certain sizes of cans, are available from limited suppliers, and a regional catastrophic event impacting such suppliers could adversely impact our operations. In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. If our operations are disrupted or we are unable to grow our business as a result of these factors, our growth rate could decline and our business, financial condition and results of operations could be adversely affected.

Climate change and natural disasters may affect our business.

There is concern that a gradual increase in global average temperatures due to increased carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changing weather patterns could result in decreased agricultural productivity in certain regions, and/or outbreaks of diseases or other health issues, which may limit availability and/or increase the cost of certain ingredients used in our products and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain and/or impact demand for our products.

Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods, and outbreaks of diseases (such as the COVID-19 pandemic) or other health issues may affect our operations and the operation of our supply chain, impact the operations of our distributors and unfavorably impact our consumers’ ability to purchase our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. Changes in applicable laws, regulations, standards or practices related to greenhouse gas emissions, packaging and water scarcity, as well as initiatives by advocacy groups in favor of certain climate change-related laws, regulations, standards or practices, may result in increased compliance costs, capital expenditures and other financial obligations, which could affect our business, financial condition and results of operations. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. Our third-party co-packers use a number of key ingredients in the manufacture of our liquid supplement products and powder packets that are derived from agricultural commodities. Increased demand for food products and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns and other factors may limit the availability or increase the cost of such agricultural commodities and could impact the food security of communities around the world. Weather conditions may influence consumer demand for certain of our liquid supplements, which could have an effect on our operations, either positively or negatively.

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

We must continually maintain, protect and/or upgrade our information technology systems, including protecting us from internal and external cybersecurity threats.

Information technology enables us to operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not appropriately allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, and/or the loss of and/or damage to intellectual property through security breaches, including internal and external cybersecurity threats. Cybersecurity attacks are evolving and include, but are not limited to, malicious software (malware, ransomware and viruses), phishing and social engineering, attempts to gain unauthorized access to networks, computer systems and data, malicious or negligent actions of employees (including misuse of information they are entitled to access) and other forms of electronic security breaches that could lead to disruptions in business systems, an inability to process customer orders and/or lost customer orders, unauthorized release of confidential or otherwise protected information and corruption of data.

We rely on relationships with third parties, including suppliers, distributors, co-packers, contractors, cloud data storage and other information technology service providers and other external business partners, for certain functions or for services in support of our operations. These third-party service providers and partners, with whom we may share data, are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems, as well as employee failures. While we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk. These third parties may experience cybersecurity incidents that may involve data we share with them or rely on them to provide to us, and the need to coordinate with such third-parties, including with respect to timely notification and access to personnel and information concerning an incident, may complicate our efforts to resolve any issues that arise.

We believe that we have adopted appropriate measures including ongoing cybersecurity risk assessments to mitigate potential risks to our technology and our operations from these information technology-related disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to operational interruption, damage to our brand image and private data exposure.

Moreover, if our data management systems do not effectively collect, store, process and report relevant data for the operation of our business (whether due to equipment malfunction or constraints, software deficiencies, cybersecurity attack and/or human error), our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which may negatively impact our business and operating results.

We receive, process, transmit and store information relating to certain identified or identifiable individuals (“personal data”), including current and former employees, in the ordinary course of business. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws are subject to change, and new personal data legislation may be enacted in other jurisdictions at any time. In the European Union, the General Data Protection Regulation (“GDPR”) became effective in May 2018 for all member states. The GDPR includes operational requirements for companies receiving or processing personal data of residents of the European Union different from those that were previously in place and also includes significant penalties for noncompliance. Additionally, the California Consumer Privacy Act of 2018 (“CCPA”), which was enacted in June 2018 and came into effect on January 1, 2020, provides a new private right of action and statutory damages for certain data breaches and imposes operational requirements on companies that process personal data of California residents, including making new disclosures to consumers about data collection, processing and sharing practices and allowing consumers to opt out of certain data sharing with third parties.

Changes introduced by the GDPR and the CCPA, as well as other changes to existing personal data protection laws and the introduction of such laws in other jurisdictions, subject the Company to, among other things, additional costs and expenses and may require costly changes to our business practices and security systems, policies, procedures and practices. There can be no assurances that our security controls over personal data, training of personnel on data privacy and data security, vendor management processes, and the policies, procedures and practices we implement will prevent the improper processing or breaches of personal data. Data breaches or improper processing, or breaches of personal data in violation of the GDPR, the CCPA and/or of other personal data protection or privacy laws and regulations, could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which may result in potential loss of revenue, increased costs, liability for monetary damages or fines and/or criminal prosecution, thereby negatively impacting our business and operating results.

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

In particular, our continued success will depend in part, on our ability to retain the talents and dedication of key employees. If key employees finalize their employment, become ill as a result of the COVID-19 pandemic, or if an insufficient number of employees is retained to maintain effective operations, our business may be adversely affected and our management team may be distracted. Furthermore, we may not be able to locate suitable replacements for any of our key employees who leave or be able to offer employment to potential replacements on reasonable terms, all of which could adversely affect our procurement & distribution processes, sales & marketing activities, financial processes and condition and results of operations.

The FDA has not passed on the efficacy of our products or the accuracy of any claim we make related to our products.

Although six independent clinical studies have been conducted relating to the calorie-burning and related effects of our products, the results of these studies have not been submitted to or reviewed by the U.S. Food and Drug Administration (the “FDA”). Further, the FDA has not passed on the efficacy of any of our products nor has it reviewed or passed on any claims we make related to our products, including the claim that our products aid consumers in burning calories or enhancing their metabolism.

Risk Factors Relating to Our Industry

We are subject to significant competition in the liquid supplement and beverage industries.

The functional energy drink and liquid supplement industries highly competitive. The principal areas of competition are pricing, packaging, distribution channel penetration, development of new products and flavors, product positioning as well as promotion and marketing strategies. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources and name recognition than we do.

Important factors affecting our ability to compete successfully include the efficacy, taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting-edge products, attractive and different packaging, branded product advertising and pricing. The success of our social media and other general marketing endeavors may impact our business, financial condition and results of operation. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers, such as The Coca Cola Company, Dr. Pepper Snapple Group, PepsiCo, Inc., Nestle, Waters North America, Inc., Hansen Natural Corp. and Red Bull. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants and club warehouses.

The rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, and closures of physical retail operations, particularly during, and potentially following, the COVID-19 pandemic, may result in a shift away from physical retail operations to digital channels and a reduction in impulse purchases. Further, the ability of consumers to compare prices on a real-time basis using digital technology puts additional pressure on us to maintain competitive prices. Sales in gas chains may also be affected by improvements in fuel efficiency and increased consumer preferences for electric or alternative fuel-powered vehicles, which may result in fewer trips by consumers to gas stations and a corresponding reduction in purchases by consumers in convenience gas retailers. We have been growing our e-commerce sales by using Amazon and leveraging our retail partners e-commerce platforms, rather than building our own internal platform. However, if we are unable to successfully adapt to the rapidly changing retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Due to competition in the functional energy drink and liquid supplement industries, there can be no assurance that we will not encounter difficulties in maintaining our current revenues, market share or position in the functional energy drink and liquid supplement categories and industries. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

Our inability to innovate successfully and to provide new cutting-edge products could adversely affect our business and financial results.

Our ability to compete in the highly competitive functional energy drink and liquid supplement industries and to achieve our business growth objectives depends, in part, on our ability to develop new flavors, products and packaging. The success of our innovation, in turn, depends on our ability to identify consumer trends and cater to consumer preferences. If we are not successful in our innovation activities, our business, financial condition and results of operation could be adversely affected.

Changes in consumer product and shopping preferences may reduce demand for some of our products.

The functional energy drink and supplement and beverage categories are subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened drinks and the perceived undesirability of artificial ingredients. Our products do not contain the artificial preservatives often found in many energy drinks and sodas. Celsius has no artificial preservatives, aspartame or high fructose corn syrup and is very low in sodium. The main Celsius line of products are sweetened with sucralose, a sugar-derived sweetener that is found in Splenda®, which makes our liquid supplements low-calorie and suitable for consumers whose sugar intake is restricted. There are also changes in demand for different packages, sizes and configurations. This may reduce demand for our liquid supplements, which could reduce our revenues and adversely affect our results of operations.

Consumers are seeking greater variety in their functional energy drinks and liquid supplements. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative drinks and supplements that appeal to consumers. In order to retain and expand our market share, we must continue to develop and introduce different and innovative liquid supplements and be competitive in the areas of efficacy, taste, quality and price, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Product lifecycles for some functional energy drink and liquid supplement brands, products and/or packages may be limited to a few years before consumers’ preferences change. The functional energy drink and liquid supplements we currently market are in varying stages of their product lifecycles, and there can be no assurance that such products will become or remain profitable for us. We may be unable to achieve volume growth through product and packaging initiatives. We may also be unable to penetrate new markets. Additionally, as shopping patterns are being affected by the digital evolution, with customers embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms, we may be unable to address or anticipate changes in consumer shopping preferences or engage with our customers on their preferred platforms. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

We derive virtually all of our revenues from functional energy drinks and liquid supplements, and competitive pressure in the functional energy drink and liquid supplement category could adversely affect our business and operating results.

Our focus is in the functional energy drink and liquid supplement category, and our business is vulnerable to adverse changes impacting the fitness liquid supplement category and business, which could adversely impact our business and the trading price of our common stock.

Virtually all of our sales are derived from our functional energy drink and liquid supplements, including our CELSIUS Originals, CELSIUS HEAT, CELSIUS BCCA+ENERGY, CELSIUS On-the-Go and CELSIUS product lines. Any decrease in the sales of our functional energy drinks and liquid supplements could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the functional energy drink and liquid supplement categories.

The increasing number of competitive products and limited amount of shelf space, including in coolers, in retail stores may adversely impact our ability to gain or maintain our share of sales in the marketplace. In addition, certain actions of our competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference in our business, as well as competitors selling misbranded products, could impact our sales. Competitive pressures in the functional energy drink and liquid supplement categories could impact our revenues, cause price erosion and/or lower market share, any of which could have a material adverse effect on our business and results of operations

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success and significant marketing and advertising could be needed to achieve and sustain brand recognition.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers. Our business depends on acceptance by our independent distributors of our brand as one that has the potential to provide incremental sales growth rather than reduce distributors’ existing functional energy drinks and liquid supplements. The development of brand awareness and market acceptance is likely to require significant marketing and advertising expenditures. There can be no assurance that Celsius will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. Any failure of the Celsius brand to maintain or increase acceptance or market penetration would likely have a material adverse effect on business, financial condition and results of operations.

If we are unable to successfully manage new product launches, our business and financial results could be adversely affected.

Due to the highly competitive nature of the global functional energy rink and liquid supplement sectors, we expect and intend to continue to introduce new products and evolve existing products to better match customer demand. The success of new and evolved products depends on a number of factors, including timely and successful development and consumer acceptance. Such endeavors may also involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, exposure to additional regulations and reliance on the performance of third parties.

Our sales are affected by seasonality.

As is typical in the functional energy drink and liquid supplement sectors, our sales are seasonal. Our highest sales volumes generally occur in the second and third quarters, which correspond to the warmer months of the year in our major markets. Consumer demand for our products is also affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our liquid supplements and could have an adverse effect on our results of operations.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our functional energy drinks and liquid supplements are subject to the rules and regulations of various federal, state and local health agencies. The marketing and sale of our products internationally is similarly subject to compliance with applicable laws, rules and regulations in those foreign countries where our products are sold. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our business, financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have an adverse effect on our business, financial condition and results of operations.

Product safety and quality concerns, or other negative publicity (whether or not warranted) could damage our brand image and corporate reputation and may cause our business to suffer.

Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of all of our products. We have rigorous product safety and quality standards, which we expect our operations as well as our suppliers to meet. However, despite our strong commitment to product safety and quality, we or our suppliers may not always meet these standards, particularly as we expand our product offerings through innovation or acquisitions into product categories, that are beyond our traditional range of functional energy drinks and liquid supplements. If we or our suppliers fail to comply with applicable product safety and quality standards, or if our liquid supplement products taken to the market are or become contaminated or adulterated by any means, we may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could cause our business to suffer.

Our success also depends on our ability to build and maintain the brand image for our existing products, new products and brand extensions and maintain our corporate reputation. There can be no assurance that our advertising, marketing and promotional programs and our commitment to product safety and quality, human rights and environmental sustainability will have the desired impact on our products’ brand image and on consumer preferences and demand. Claims regarding product safety, quality and/or ingredient content issues, efficacy or lack thereof (real or imagined), our culture and our workforce, our environmental impact and the sustainability of our operations, or allegations of product contamination, even if false or unfounded, could tarnish the image of our brands and may cause consumers to choose other products. Consumer demand for our products could diminish significantly if we, our employees, distributors, suppliers or business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, discriminatory, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of our customers, or the use of customer data. Furthermore, our brand image or perceived product quality could be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries (in each case whether involving our products or those of our competitors) and proposed or new legislation affecting our industry. Negative postings or comments on social media or networking websites about the Company or any one of our brands, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of our brands or the Company. Business incidents, whether isolated or recurring and whether originating from us, our distributors, suppliers or business partners, that erode consumer trust can significantly reduce brand value or potentially trigger boycotts of our products and can have a negative impact on consumer demand for our products as well as our reputation and financial results. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation.

In addition, from time to time, there are public policy endeavors that are either directly related to our products and packaging or to our business. These public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships could subject us to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations we sponsor or support. Likewise, campaigns by activists connecting us, or our supply chain, with human and workplace rights, environmental or animal rights issues could adversely impact our corporate image and reputation. Allegations, even if untrue, that we are not respecting the human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; adverse publicity surrounding obesity and health concerns related to our products, our environmental impact and the sustainability of our operations, labor relations, our culture and our workforce or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers.

Risk Factors Relating to our Status as a Reporting Public Company

We are subject to the periodic reporting requirements of the Exchange Act that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are subject to the periodic reporting requirements of the Exchange Act and as a result, we are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm must review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel reviews and assists in the preparation of such reports. The fees of these professionals cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our required reports cannot be determined at this time. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

If we do not maintain an effective internal control environment as well as adequate control procedures over our financial reporting, investor confidence may be adversely affected thereby unfavorably impacting the value of our stock price.

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

We must maintain additional disclosure controls procedures with respect to acquisitions.

When we undertake acquisitions, such as our October 2019 acquisition of our Nordic distribution partner, there are specific technical rules, compliance with which are necessary to provide proper disclosures to the users of the financial statements. If these rules are not followed, the information provided may not be complete or properly comply with all the technical requirements.

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

Market prices for our common stock may also be influenced by a number of other factors, including:

●	the issuance of new equity securities pursuant to a public or private offering;

●	changes in interest rates;

●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	variations in quarterly operating results;

●	change in financial estimates by securities analysts;

●	the depth and liquidity of the market for our common stock;

●	investor perceptions of Celsius and the functional liquid supplement and beverage industries generally; and

●	general economic and other national conditions.

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

CELSIUS HOLDINGS, INC.

Dated: May 13, 2021	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2021	By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (Principal Financial and Accounting Officer)