Form 10-Q
period 2021-06-30
Celsius Holdings, Inc.
filed 2021-08-12
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 11, 2021 was 74,482,303 shares.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2021	December 31, 2020(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$83,789,981	$43,248,021
Accounts receivable-net (note 2)	32,398,823	14,986,213
Note receivable-current (note 6)	2,545,745	1,885,887
Inventories-net (note 4)	63,826,596	18,403,622
Prepaid expenses and other current assets (note 5)	22,744,642	14,626,922
Total current assets	205,305,787	93,150,665

Note receivable (note 6)	7,000,800	9,429,437
Property and equipment-net (note 8)	1,617,002	579,377
Right-of-use asset-operating leases	704,857	836,038
Right-of-use asset-finance leases	100,365	162,119
Long-term security deposits	112,456	122,733
Intangibles (note 9)	16,287,537	16,590,083
Goodwill (note 9)	10,419,321	10,419,321
Total Assets	$241,548,125	$131,289,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 10)	$52,992,075	$25,412,753
Lease liability-operating leases (note 7)	318,142	321,283
Lease liability-finance leases (note 7)	191,753	205,824
Other current liabilities (note 11)	754,907	425,232
Total current liabilities	54,256,877	26,365,092

Long-term liabilities:
Lease liability-operating leases (note 7)	391,157	514,948
Lease liability-finance leases (note 7)	60,731	82,290
Total Liabilities	54,708,765	26,962,330

Commitments and contingences (note 15)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 74,470,539 and 72,262,829 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (note 13)	74,471	72,263
Additional paid-in capital	237,763,609	159,884,154
Accumulated other comprehensive loss	(117,656)	(202,142)
Accumulated deficit	(50,881,064)	(55,426,832)
Total Stockholders’ Equity	186,839,360	104,327,443
Total Liabilities and Stockholders’ Equity	$241,548,125	$131,289,773

(1)	Derived from Audited Consolidated Financial Statements

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue (note 3)	$65,073,323	$30,037,227	$115,108,202	$58,222,116
Cost of revenue (note 2)	36,823,954	17,024,412	66,279,738	32,207,118
Gross profit	28,249,369	13,012,815	48,828,464	26,014,998

Selling and marketing expenses	15,530,988	7,866,871	27,490,041	15,372,918
General and administrative expenses	9,119,532	3,897,619	16,926,198	8,426,165
Total operating expenses	24,650,520	11,764,490	44,416,239	23,799,083

Income from operations	3,598,849	1,248,325	4,412,225	2,215,915

Other income (expense):
Interest income on note receivable (note 6)	76,583	92,485	163,113	190,019
Interest expense on bonds	-	(111,419)	-	(247,437)
Interest on other obligations	(1,367)	(9,981)	(2,972)	(9,981)
Amortization of discount on bonds payable	-	(161,382)	-	(327,451)
Other miscellaneous income	108,659	29,863	97,038	35,203
Gain on lease cancellations	-	152,112	-	152,112
Foreign exchange gain/(loss)	177,620	318,331	(123,636)	96,005
Total other income/(expense)	361,495	310,009	133,543	(111,530)

Net income before income taxes	3,960,344	1,558,334	4,545,768	2,104,385

Income tax expense	-	-	-	-

Net income	3,960,344	1,558,334	4,545,768	2,104,385

Other comprehensive income:
Foreign currency translation gain/(loss)	276,995	(108,681)	84,486	(223,171)
Comprehensive Income	4,237,339	1,449,653	4,630,254	1,881,214

Income per share:
Basic	$0.05	$0.02	$0.06	$0.03
Diluted	$0.05	$0.02	$0.06	$0.03
Weighted average shares outstanding:
Basic	73,158,836	69,396,377	73,655,125	69,444,655
Diluted[1]	77,238,389	71,473,065	77,658,318	71,073,534

(1)	Please refer to Earnings Per Share section for further details.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2021

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2020	72,262,829	$72,263	$159,884,154	$(202,142)	$(55,426,832)	$104,327,443
Stock option expense	-	-	3,575,001	-	-	3,575,001
Issuance of common stock pursuant to exercise of stock options - cashless	88,312	88	(88)	-	-	-
Issuance of common stock pursuant to exercise of stock options - cash	234,546	235	715,675	-	-	715,910
Short swing payment	-	-	-	-	-
Foreign currency translation	-	-	-	(192,509)	-	(192,509)
Net income	-	-	-	-	585,424	585,424
Balance at March 31, 2021	72,585,687	$72,586	$164,174,742	$(394,651)	$(54,841,408)	$109,011,269
Stock option expense	-	-	4,022,259	-	-	4,022,259
Issuance of common stock pursuant to exercise of stock options - cashless	315,913	316	(316)	-	-	-
Issuance of common stock pursuant to exercise of stock options - cash	434,986	435	1,798,672	-	-	1,799,107
Issuance of common stock from capital raise	1,133,953	1,134	67,768,252	-	-	67,769,386
Foreign currency translation	-	-	-	276,995	-	276,995
Net income	-	-	-	-	3,960,344	3,960,344
Balance at June 30, 2021	74,470,539	$74,471	$237,763,609	$(117,656)	$(50,881,064)	$186,839,360

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2020

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2019	68,941,311	$68,942	$127,552,998	$(753,520)	$(63,409,431)	$63,458,989
Stock option expense	-	-	1,400,000	-	-	1,400,000
Issuance of common stock pursuant to exercise of stock options - cashless	204,028	204	(204)	-	-	-
Issuance of common stock pursuant to exercise of stock options - cash	133,921	134	215,213	-	-	215,347
Foreign currency translation	-	-	-	(114,490)	-	(114,490)
Net income	-	-	-	-	546,051	546,051
Balance at March 31, 2020	69,279,260	$69,280	$129,168,007	$(868,010)	$(62,863,380)	$65,505,897
Stock option expense			1,174,999		-	1,174,999
Issuance of common stock pursuant to exercise of stock options - cashless	106,327	106	(106)	-	-	-
Issuance of common stock pursuant to exercise of stock options - cash	176,914	177	489,140	-	-	489,317
Foreign currency translation	-	-		(108,681)	-	(108,681)
Net income	-	-	-	-	1,558,334	1,558,334
Balance at June 30, 2020	69,562,501	$69,563	$130,832,040	$(976,691)	$(61,305,046)	$68,619,866

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income	$4,545,768	$2,104,385
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	178,425	50,351
Amortization	375,141	851,045
Bad debt allowance	854,606	221,182
Inventory excess and obsolescence allowance	1,260,076	(137,370)
Stock-based compensation expense	7,597,260	2,574,999
Gain on China transaction	-	23,100
Gain on lease cancellations	-	(152,112)
Changes in operating assets and liabilities:
Accounts receivable-net	(18,267,216)	(4,668,549)
Inventories-net	(46,683,050)	(8,082,699)
Prepaid expenses and other current assets	(8,117,719)	(142,419)
Accounts payable and accrued expenses	27,579,323	2,856,654
Deposits/deferred revenue and other current liabilities	339,952	109,313
Change in right-of-use asset and lease liability-net	7,970	146,042
Net cash used in operating activities	(30,329,464)	(4,246,078)

Cash flows from investing activities:
Proceeds from note receivable	1,876,273	1,331,011
Purchase of property and equipment	(1,216,050)	(315,777)
Net cash provided by investing activities	660,223	1,015,234

Cash flows from financing activities:
Principal payments on finance lease obligations	(49,592)	(222,052)
Proceeds from capital raise	67,769,386	-
Proceeds from exercise of stock options	2,515,017	704,664
Net cash provided by financing activities	70,234,811	482,612
Effect on exchange rate changes on cash and cash equivalents	(23,610)	(231,635)
Net increase (decrease) in cash and cash equivalents	40,541,960	(2,979,867)
Cash and cash equivalents at beginning of the period	43,248,021	23,090,682

Cash and cash equivalents at end of the period	$83,789,981	$20,110,815
Supplemental disclosures:
Cash paid during period for: Interest	$2,972	$257,418

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Business —Celsius Holdings, Inc. (the “Company” or “Celsius Holdings”) was incorporated under the laws of the State of Nevada on April 26, 2005. On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Elite FX, Inc., a Florida corporation. Under the terms of the Merger Agreement, Elite FX, Inc. was merged into the Company’s subsidiary, Celsius, Inc. and became a wholly owned subsidiary of the Company on January 26, 2007. In addition, on March 28, 2007 the Company established Celsius Netshipments, Inc. a Florida corporation as a subsidiary of the Company.

On February 7, 2018, the Company established Celsius Asia Holdings Limited a Hong Kong corporation as a wholly owned subsidiary of the Company. On February 7, 2018 Celsius China Holdings Limited a Hong Kong corporation became a wholly owned subsidiary of Celsius Asia Holdings Limited and on May 9, 2018, Celsius Asia Holdings Limited established Celsius (Beijing) Beverage Limited, a China corporation as a wholly owned subsidiary of Celsius Asia Holdings Limited.

On October 25, 2019, the Company acquired 100% of Func Food Group, Oyj (“Func Food”). The Acquisition was structured as a purchase of all of Func Food’s equity shares and a restructuring of Func Food’s pre-existing debt. Func Food was the Nordic distributor for the Company since 2015. Func Food is a marketer and distributor of nutritional supplements, health food products, and beverages.

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

Reclassification of Prior Year Presentation – Certain prior year amounts in the consolidated statements of operations and comprehensive income have been reclassified for consistency with the current year presentation. A reclassification has been made to present amortization of intangible assets and amortization of finance lease right-of-use assets in general and administrative expenses, rather than in other expenses. These reclassifications had no effect on previously reported net income and comprehensive income and did not have a material effect to the financial statements.

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

June 30, 2021

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At June 30, 2021, the Company had approximately $77.8 million in excess of the Federal Deposit Insurance Corporation limit.

For the six months ended June 30, 2021 and 2020, the Company had the following 10 percent or greater concentrations of revenue with its customers. Specifically, as a result of the growth of our business and the increase in online related in part to the COVID-19 pandemic, one customer, Amazon, accounted for approximately 10.0% and 17.4% of our revenues during the six months periods ended June 30, 2021 and June 30, 2020, respectively. Notwithstanding the foregoing, we do not believe that we are dependent on our sales to Amazon for our continued growth and profitability.

	2021	2020
Amazon	10.0%	17.4%
All other	90.0%	82.6%
Total	100.0%	100.0%

At June 30, 2021 and December 31, 2020, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2021	2020
Amazon	13.2%	11.3%
All other	86.8%	88.7%
Total	100.0%	100.0%

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At June 30, 2021 and December 31, 2020, the Company did not have any investments with maturities of three months or less.

Accounts Receivable — Accounts receivable are reported a net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2021 and December 31, 2020, there was an allowance for doubtful accounts of $1,404,179 and $549,573, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory allowance to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of inventory item, then inventory item will be included as part of the allowance during the period being evaluated. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). At June 30, 2021 and December 31, 2020, the Company recorded an allowance of $2,873,131 and $1,613,000, respectively. The changes in the allowance are included in cost of revenue.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Impairment of Long-Lived Assets — In accordance with ASC Topics 350 “Goodwill and Other Intangibles” and 360, “Property, Plant, and Equipment” the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value. The Company did not record any impairment during the six months ended June 30, 2021.

Long-lived Asset Geographic Data

The following table sets forth long-lived asset information, which includes property, plant and equipment and lease right-of-use assets and excludes goodwill and intangibles, where individual countries represent a material portion of the total:

	June 30,	December 31,
	2021	2020

United States	$1,478,298	$694,697

Sweden	356,569	431,959
Finland	587,357	450,878
Long-lived assets related to foreign operations	943,926	882,837
Total long-lived assets	$2,422,224	$1,577,534

Goodwill — The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. At June 30, 2021, there were no indicators of impairment.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

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

Customer Advances — From time to time the Company requires deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances liability within other current liabilities. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies. As of June 30, 2021, the Company had customer advances of $3,280 and no advances of December 31, 2020.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred marketing and advertising expenses of approximately $12.6 million and $5.9 million, during the six months ended June 30, 2021 and 2020, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $432,000 and $231,000 during the six months ended June 30, 2021 and 2020, respectively.

Foreign Currency Translation — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Comprehensive Income. The Company incurred foreign currency translation net gains during the six months ended June 30, 2021 of approximately $84,000 and net losses of approximately $223,000 during the six months ended June 30, 2020. Our operations in different countries required that we transact in the following currencies:

Chinese-Yuan

Norwegian-Krone

Swedish-Krona

Finland-Euro

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at June 30, 2021 and December 31, 2020.

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

June 30, 2021

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share — Basic earnings per share are calculated by dividing net income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents, pertaining to stock options, outstanding during the period. Please refer to the below table for additional details:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income	$3,960,344	$1,558,334	$4,545,768	$2,104,385

Income per share:
Basic	$0.05	$0.02	$0.06	$0.03
Diluted	$0.05	$0.02	$0.06	$0.03
Weighted average shares outstanding:
Basic	73,158,836	69,396,377	73,655,125	69,444,655
Diluted	77,238,389	71,473,065	77,658,318	71,073,534

Share-Based Payments — The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017 (note 14). As of June 30, 2021, total shares available are 3.6 million.

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for six months ended June 30, 2021 and 2020 was $9.7 million and $4.2 million, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

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

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At June 30, 2021, the Company had an accumulated deficit of $50,881,064 which includes net income of $4,545,768 for the six months ended June 30, 2021. During the six months ended June 30, 2021 the Company had net cash used by operating activities of $30,329,464.

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

June 30, 2021

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

Information about the Company’s net sales by geographical location for the six months ended June 30, 2021 and 2020 is as follows:

	For the six months ended
	June 30,	June 30,
	2021	2020
North America	$92,603,771	$40,192,360
Europe	21,159,590	17,272,080
Asia	1,155,434	594,384
Other	189,407	163,292
Net sales	$115,108,202	$58,222,116

All of the Company’s North America revenue is derived from the United States, which is the Company’s country of domicile. Of the Company’s total foreign revenues of approximately $22.5 million and $18.0 million for the six months ended June 30, 2021 and 2020, respectively, the only individual country that represents a material portion of total consolidated revenue was Sweden, which had total revenues of approximately $14.5 million and $12.2 million for the six months ended June 30, 2021 and 2020, respectively. Revenues are attributed to countries based on the location of the customer.

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

The Company recognizes revenue from the agreement over time because the customer simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because its efforts in providing the exclusive license rights and ongoing support occur on a generally even basis throughout the year. Total revenue recognized under the agreement was approximately $787,000 for the six months ended June 30, 2021 and is reflected in the Company’s Asia reporting.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

4.	INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2021	2020
Finished goods	$42,110,583	$15,334,386
Raw Materials	24,589,144	4,682,291
Less: Inventory allowance for excess and obsolete products	(2,873,131)	(1,613,055)
Inventories	$63,826,596	$18,403,622

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were approximately $22.7 million and $14.6 million at June 30, 2021 and December 31, 2020, respectively, consist mainly of prepaid advances to co-packers related to inventory production, advertising, prepaid insurance, prepaid slotting fees, value added tax payments and deposits on purchases. The increase of approximately $8.1 million is mainly related to advances to co-packers and deposits to raw material suppliers pertaining to the processing and the procuring of inventory.

6.	NOTE RECEIVABLE

Note receivable consists of the following at:

	June 30,	December 31,
	2021	2020
Note receivable-current	$2,545,745	$1,885,887
Note receivable-non-current	7,000,800	9,429,437
Total Note receivable	$9,546,545	$11,315,324

Effective January 1, 2019, we restructured our China distribution efforts by entering into two separate economic agreements as it relates to the commercialization of our Celsius products (i.e., license agreement) and a repayment of investment agreement with Qifeng. Under the license agreement, Qifeng was granted the exclusive license rights to manufacture, market and commercialize Celsius® brand products in China. Qifeng will pay a minimum royalty fee of approximately $6.6 million for the five years of the term of the agreement, transitioning to a volume-based royalty fee, thereafter. Under a separate economic agreement, Qifeng Food will repay the marketing investments made by Celsius into the China market through 2018, over the same five-year period. The repayment, which was formalized via a Note Receivable from Qifeng, will need to be serviced even if the licensing agreement is cancelled or terminated. The note receivable is denominated in the Chinese-Yuan and will need to be serviced even if the licensing agreement is cancelled or terminated.

Scheduled principal payments plus accrued interest are due annually on March 31 of each year starting in 2020. The Note is recorded at amortized cost basis and accrues interest at a rate per annum equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. On September 12, 2020, it was agreed to fix the interest rate at 3.21% which reflected the weighted average interest rate for the 5-year period of the Note. For the six months ended June 30, 2021, interest income was approximately $163,000.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

6.	NOTE RECEIVABLE (Continued)

The Company assesses the Note for impairment periodically by evaluating whether it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the Note agreement, based on historical experience about Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At June 30, 2021, the Note was not deemed to be impaired. As of June 30, 2021, Qifeng is current on all amounts due under the Note and the license agreement.

As collateral for the Note, a stock certificate in Celsius Holdings, Inc., which amounts to 337,079 of shares owned by an affiliate under common control with Qifeng is being held at a brokerage account. These shares were originally issued on April 20, 2015 via a private transaction which involved Risejoy Services Limited an affiliate under the common control of Qifeng, our Chinese licensee. Payment in-full was received timely pertaining to the amounts due on March 31, 2021. Furthermore, a letter of guarantee was executed with several restrictions regarding these shares. In particular, it was agreed that the stock would not be sold or transferred without the prior written consent from Celsius Holdings, Inc. There are several other restrictions and agreements, which include that a Statement of Account will be provided to Celsius on a Quarterly basis to confirm and validate the existence of the shares. These shares serve only as collateral and provide comfort as to the “ability to pay”.

7.	LEASES

The Company’s leasing activities include an operating lease of its corporate office space from a related party (see note 12) and several other operating and finance leases of vehicles and office space for the Company’s European operations.

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

7.	LEASES (Continued)

The following is a summary of lease cost recognized in the Company’s consolidated statements of operations:

	Three months ended		Three months ended
	June 30, 2021		June 30, 2020
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Lease cost in general and administrative expenses:
Operating lease expense	$125,553	$-	$97,873	$-
Amortization of finance lease ROU assets	-	35,993	-	102,399
Total lease cost in general and administrative expenses	125,553	35,993	97,873	102,399

Lease cost in other expense:
Interest on finance lease liabilities	-	1,367	-	3,207
Total lease cost in other expense	-	1,367	-	3,207
Total lease cost	$125,553	$37,360	$97,873	$105,606

	Six months ended		Six months ended
	June 30, 2021		June 30, 2020
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Lease cost in general and administrative expenses:
Operating lease expense	$224,088	$--	$193,255	$-
Amortization of finance lease ROU assets	-	71,993	-	237,922
Total lease cost in general and administrative expenses	224,088	71,993	193,255	237,922

Lease cost in other expense:
Interest on finance lease liabilities	-	2,968	-	6,742
Total lease cost in other expense	-	2,968	-	6,742
Total lease cost	$224,088	$74,961	$193,255	$244,664

The following is a summary of the impact of the Company’s leases on the consolidated statements of cash flows:

	Six months ended
	June 30,
	2021	2020
Leasing activity in cash flows from operating activities:
Payments under operating leases	(229,100)	(193,893)
Interest payments on finance lease liabilities	(2,968)	(6,742)
Total leasing activity in cash flows from operating activities	(232,068)	(200,635)

Leasing activity in cash flows from financing activities:
Principal payments on finance lease liabilities	(49,592)	(222,052)
Total leasing activity in cash flows from financing activities:	(49,592)	(222,052)

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

7.	LEASES (Continued)

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
Weighted average remaining lease term (years) - operating leases	2.3	2.6
Weighted average remaining lease term (years) - finance leases	0.7	1.1
Weighted average discount rate - operating leases	6.59%	6.52%
Weighted average discount rate - finance leases	4.07%	3.95%

The future annual minimum lease payments required under the Company’s leases as of June 30, 2021 are as follows:

	Operating	Finance
Future minimum lease payments	Leases	Leases	Total
2021	$209,295	$174,332	$383,627
2022	283,652	74,283	357,935
2023	257,456	7,184	264,640
2024	16,624	-	16,624
Total future minimum lease payments	767,027	255,799	1,022,826
Less: Amount representing interest	(57,728)	(3,315)	(61,043)
Present value of lease liabilities	709,299	252,484	961,783
Less: current portion	(318,142)	(191,753)	(509,895)
Long-term portion	$391,157	$60,731	$451,888

8.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30,	December 31,
	2021	2020
Furniture and equipment	$2,319,551	$1,103,301
Less: accumulated depreciation	(702,349)	(523,924)
Total	$1,617,002	$579,377

Depreciation expense amounted to $178,425 and $50,351 for the six months ended June 30, 2021 and 2020, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

9.	GOODWILL AND INTANGIBLES

Goodwill consists of approximately $10,419,000 resulting from the excess of the consideration paid and the fair value of net tangible and intangible assets acquired from the Func Food Acquisition. There was no further activity related to goodwill during the six months ended June 30, 2021.

Intangible assets consist of acquired customer relationships and brands from the Func Food Acquisition. The gross carrying amount and accumulated amortization of intangible assets were as follows as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Intangible assets subject to amortization
Customer relationships gross carrying amount	$14,050,000	$14,050,000
Less: accumulated amortization	(885,463)	(582,917)
Total	$13,164,537	$13,467,083

Intangible assets not subject to amortization
Brands total carrying amount	$3,123,000	$3,123,000
Total Intangibles	$16,287,537	$16,590,083

Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life. Amortization expense for the six months ended June 30, 2021 and 2020 was approximately $303,000 and $284,000, respectively.

Other fluctuations in the amounts of intangible assets are due to currency translation adjustments.

The following is the future estimated annualized amortization expense related to customer relationships:

As of June 30, 2021:
2021	$281,000
2022	562,000
2023	562,000
2024	562,000
2025	562,000
Thereafter	10,635,537
Total	$13,164,537

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30,	December 31,
	2021	2020
Accounts payable	$19,509,533	$11,854,421
Accrued expenses	33,482,542	13,558,332
Total	$52,992,075	$25,412,753

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

11.	OTHER LIABILITIES

Other current liabilities consist of the following at:

	June 30,	December 31,
	2021	2020
Other Liabilities-State Beverage Container Deposit	$754,907	$425,232
Total	$754,907	$425,232

12.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our major shareholders. The current lease expires on January 2024 with monthly rent of $17,295. The rental fee is commensurate with other properties available in the market.

13.	STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to exercise of stock options

During the six months ended June 30, 2021, the Company issued an aggregate of 1,073,757 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $2,515,017 for 669,532 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

During the six months ended June 30, 2020, the Company issued an aggregate of 621,190 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $704,664 for 310,835 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

June 2021 Public Offering

On June 9, 2021, the Company and certain selling stockholders (the “Selling Stockholders”) entered into an underwriting agreement (the “Underwriting Agreement”) with UBS Securities LLC and Jefferies LLC, as representatives (the “Representatives”) of the several underwriters (the “Underwriters”), relating to the sale of 6,518,267 shares of common stock, par value $0.001 per share, of the Company at a public offering price of $62.50 per share less underwriting discounts and commissions in a registered public offering (the “Offering”). The Company and certain Selling Stockholders also granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 977,740 shares of its Common Stock. The Underwriters partially exercised their option to purchase 873,141 shares of the Company’s Common Stock on June 11, 2021; 133,953 of which were sold by the Company and 739,188 of which were sold by certain of the Selling Stockholders. The Offering closed on June 14, 2021. The Company issued and sold 1,133,953 shares of Common Stock, and the Selling Stockholders sold 6,257,455 shares, in the aggregate, of Common Stock in the Offering. The Offering generated net proceeds for the Company of $67,769,386 and net proceeds for the Selling Stockholders of $375,447,300. The Company intends to use the proceeds for general corporate purposes. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders.

The Underwriting Agreement contains customary representations and warranties of the parties, and indemnification and contribution provisions under which the Company and the Selling Stockholders have agreed to indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Underwriting Agreement, the Company has agreed, subject to certain exceptions, not to sell or transfer any shares of Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock for 90 days after June 9, 2021 without first obtaining the written consent of the Representatives.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

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

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% of the shares pertaining to the 2015 plan that are outstanding as of the last day of the prior year. As of June 30, 2021, approximately 3.6 million shares are available.

Under the 2015 Stock Incentive Plan, the Company has issued options to purchase approximately 4.9 million shares at an average price of $6.54 with a fair value of approximately $287.4 million. For the six months ended June 30, 2021 and 2020, the Company issued options to purchase 304,750 and 432,274 shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the six months ended June 30, 2021 and 2020, the Company recognized approximately $4.0 million and $2.6 million, respectively, of non-cash compensation expense (included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of June 30, 2021, the Company had approximately $10.7 million of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 2.27 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2.12 million shares that have vested as of June 30, 2021.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Six months ended June 30,
	2021	2020
Expected volatility	69.18% - 81.11%	69.18% - 81.11%
Expected term	4.49-5.00 Years	4.84-5.00 Years
Risk-free interest rate	0.32% - 1.39%	0.36% - 1.39%
Forfeiture Rate	0.00%	0.00%

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

14.	STOCK-BASED COMPENSATION (Continued)

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2021 and changes during the period ending on that date is as follows:

					Weighted
		Weighted Average		Aggregate	Average
	Shares	Exercise	Grant Date Fair	Intrinsic Value	Remaining Term
	(000’s)	Price	Value	(000’s)	(Yrs)
Options
At December 31, 2020	5,198	$4.23		$240,866	6.89
Granted	305	$42.37	$30.32
Exercised	(1,102)	$3.84	$57.62	$58,885
Forfeiture and cancelled	(242)	$14.91
At June 30, 2021	4,159	$6.98		$287,392	7.09
Exercisable at June 30, 2021	2,122	$3.99		$154,790	6.07

The following table summarizes information about employee stock options outstanding at June 30, 2021:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Averaged	Averaged	at	Averaged	Averaged
Exercise	June 30,	Remaining	Exercise	June 30,	Exercise	Remaining
Price	2021 (000’s)	Life	Price	2021 (000’s)	Price	Life
$0.20 - $0.53	60	2.04	$0.26	60	$0.26	2.04
$0.65 - $1.80	100	3.66	$1.05	100	$1.05	3.66
$1.83 - $2.84	112	4.53	$1.97	112	$1.97	4.53
$3.20 - $6.20	3,503	7.10	$4.13	1,850	4.40	6.42
$7.20-$60.00	384	9.43	37.02	0	0.00	0
Outstanding options	4,159	7.09	$6.98	2,122	$3.99	6.07

As of June 30, 2021, the Company had approximately $10.7 million of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 2.27 years.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

14.	STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended June 30, 2021 and 2020 is presented in the following table:

	For the six months ended
	June 30, 2021		June 30, 2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	66,229	$14.78	123,334	$3.34
Transfers to restricted stock units	(45,871)	34.02	-	-
Granted	-	-	-	-
Vested	(172)	22.30	(33,334)	3.23
Forfeiture and cancelled	(671)	34.02
Unvested at end of period	19,515	$14.72	90,000	$3.23

The total fair value of shares vested during the six months ended June 30, 2021 and 2020 was immaterial. Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of June 30, 2021 was $25,287 and is expected to be expensed over the next four months.

Restricted Stock Units

Restricted stock units are awards that give the holder the right to receive one share of common stock for each restricted stock unit upon meeting service-based vesting conditions (typically annual vesting in three equal annual installments, with a requirement that the holder remains in the continuous employment of the Company). The value of restricted stock units that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock unit activity for the six months ended June 30, 2021 and 2020 is presented in the following table:

	For the six months ended
	June 30, 2021		June 30, 2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	-	$-	-	$-
Transfers from restricted stock awards	45,871	34.02	-
Granted	509,972	51.03	-	-
Vested	-	-	-	-
Forfeiture and cancelled	(14,900)	50.67
Unvested at end of period	540,943	$49.59	-	$-

Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of June 30, 2021 was $22.5 million and is expected to be expensed over the next 33 months.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

15.	COMMITMENTS AND CONTINGENCIES

In November of 2020, McGovern Capital, Inc. and Kevin McGovern (collectively “McGovern”) filed a claim in arbitration related to its Representative Agreement with Celsius Holdings, Inc. as amended by the first amendment dated August 6, 2016. Pursuant to the Representative Agreement, McGovern is entitled to receive a fee of three percent (3%) of “Net Revenues” received by the Company from sales of the Company’s Products in the People’s Republic of China for a period of four years from Initial Commercial Sale (which was September 1, 2017). “Net Revenues” are defined in the Representative Agreement as “the Company’s revenues net of actual discounts applied, credits and returns.” Effective January 1, 2019, the Company restructured its China operations from a distribution arrangement with Qifeng Food Technology (Beijing) Co. Ltd. (“Qifeng”), to a license and royalty arrangement and a loan, pursuant to which Qifeng will market and distribute the Company’s products in China, and Celsius will receive an annual royalty payment. The Company intends to pay McGovern its percentage of the annual royalty payment, but McGovern has objected claiming that McGovern is entitled to be paid commissions on the entire royalty payment and the amount of the loan to Qifeng. The Company intends to defend against McGovern’s claims vigorously and has filed a counterclaim related to McGovern’s failure to comply with the covenant of good faith and fair dealing in the Representative Agreement. This matter is still in its early stages and the Company is unable to predict the outcome at this time.

In March of 2019, Daniel Prescod filed a putative class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, Case Number 19STCV09321, filed on March 19, 2019, (the “Prescod Litigation”). Daniel Prescod asserts that the Company’s use of citric acid in its products while simultaneously claiming “no preservatives” violates California Consumer Legal Remedies Act, California Business and Professions Code Section 17200, et seq., and California Business and Professions Code Section 17500, et seq., because citric acid acts as a preservative. The Company does not use citric acid as a preservative in its products, but rather as a flavoring, and therefore it believes that its “no preservatives” claim is fair and not deceptive. A motion to certify the case as a class action was filed and on August 2, 2021, that motion was granted. However, the Company also has a motion for summary adjudication pending and that motion would be dispositive of plaintiff’s claims if granted. No fact discovery has been conducted on the merits and this matter is still in its initial stages. The Company intends to contest the claims vigorously on the merits. Since merits discovery is still in its initial stages, we are unable to predict the outcome at this time.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without Cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of June 30, 2021.

Additionally, our business and results of operations may be adversely affected by the pandemic and public health crises related to the COVID-19 outbreak which is affecting the macro-economic environment.

16.	SUBSEQUENT EVENTS

None.

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

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Revenue

For the three months ended June 30, 2021, revenue was approximately $65.1 million, an increase of $35.1 million or 116.6% from $30.0 million for the three months ended June 30, 2020. Approximately 94% of this growth was as a result of increased revenues from North America, where 2021quarter revenues were $53.6 million, an increase of $32.8 million or 157% from the 2020 quarter. The balance of the increase was largely attributable to a 23% growth in European revenues to $10.8 million in the 2021 quarter, from $8.8 million in the 2020 quarter. Asian revenues (which primarily consist of royalty revenues from our China licensee) for the three months ended June 30, 2021 were $619,000, an increase of 89.9% from $326,000 for the prior year quarter, which increase was provided for in our licensing agreement. Other international markets generated $62,000 in revenues during the three months ended June 30, 2021, a decrease of $45,000 from $107,000 for the prior year quarter mainly related to an operational restructuring in the Middle East.

The total increase in revenue was largely attributable to increases in sales volume, as opposed to increases in product pricing. The primary factors behind the increase in North American sales volume were related to continued strong triple-digit growth in traditional distribution channels, combined with an increase in and optimization of our products’ presence in world class retailers. Additionally, the continued expansion of our Direct Store Delivery (“DSD”) network resulted in significant growth in distributor revenues when compared to the prior year quarter.

We also achieved triple digit growth in our fitness and vending channels in the 2021 quarter, as compared to the 2020 quarter, which contributed considerable incremental revenue when compared to the prior year quarter, during which time many fitness facilities were closed due to the COVID-19 pandemic. Furthermore, we estimate that the strengthening of the Euro accounted for approximately 2.3% of the increase in European revenue in the 2021 quarter from the prior year quarter.

The following table sets forth the amount of revenues by category and changes therein for the three months ended June 30, 2021 and June 30, 2020:

	Three months ended June 30,
Revenue Source	2021	2020	Change
Total Revenue	$65,073,323	$30,037,227	116.6%

North American Revenue	$53,600,380	$20,833,191	157.3%

European Revenue	$10,791,797	$8,771,228	23.0%

Asian Revenue	$619,265	$326,092	89.9%

Other	$61,881	$106,716	-42.0%

Gross profit

For the three months ended June 30, 2021, gross profit increased by approximately $15.2 million or 117.1% to $28.2 million, from $13.0 million for the three months ended June 30, 2020. Gross profit margins reflected a nominal increase to 43.4% for the three months ended June 30, 2021 from 43.3% for the 2020 quarter. The increase in gross profit dollars is related to increases in volume, while the nominal increase in gross profit margins is mainly related to lower processing costs and repackaging costs.

We estimate that the increase in gross profit dollars of approximately $15.2 million from the 2020 quarter to the 2021 quarter, included $14.4 million related to volume increases, as well as, favorable cost impact of approximately $25,000 and favorable currency impact of $796,000.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2021 were approximately $15.5 million, an increase of approximately $7.6 million or 96.2% from approximately $7.9 million for the three months ended June 30, 2020. This increase was primarily attributable to increased marketing investment activities, which resulted in an increase of $4.2 million when compared to the prior year quarter. Additionally, employee costs increased by approximately $900,000 from the year ago quarter as we continue to invest in this area in order to have the proper infrastructure to support our growth and incurred additional travel and business expenses now that we are able to resume in-person marketing events and selling activities. Similarly, we experienced increases in other sales and marketing expenses in the amount of approximately $795,000, mainly related to trade-marketing activities to support our ongoing DSD network expansion. Lastly, storage and distribution expenses as well as broker costs accounted for the remainder of the increase in this area in the amount of $1.7 million from the 2020 quarter to the 2021 .

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2021 were approximately $9.1 million, an increase of $5.2 million or 133% from $3.9 million for the three months ended June 30, 2020. This increase was primarily attributable to stock option expense which amounted to $4.0 million for the three months ended June 30, 2021, an increase of $2.8 million which accounts for 51.9% of the total increase in this area when compared to the prior year quarter. Management deems it very important to motivate employees by providing them ownership in the business in order to promote over performance which translates into the continued success of our business based on key performance attributes. Additionally, employee costs for the three months ended June 30, 2021 reflect an increase of $670,000 or 61%, as investments in this area are also required to properly support our higher business volume and the commercial and operational areas of the business, as well as travel expenses are now being incurred. Administrative expenses amounted to $2.7 million or an increase by $1.4 million or 107.7%, when compared to the prior year quarter. This variance is mainly related to an increase in the bad debt reserve of $650,000 and increases in audit costs, legal expenses, insurance costs and office rent account for the majority of the remaining fluctuation of $750,000. Depreciation and amortization increased by approximately $124,000 when compared to the prior year quarter. Lastly, all other administrative expenses which were mainly composed of research, development and quality control testing increased by approximately $200,000 when compared to the second quarter of 2020.

Other income

Total net other income for the three months ended June 30, 2021 amounted to approximately $361,500, which reflects an increase of $51,500 when compared to net total other income of $310,000 for the three months ended June 30, 2020. The net other income of $361,500 is composed of foreign currency exchange gains of $178,000, miscellaneous other non-operational income of $108,000, interest income of $77,000 related to a note receivable from our Chinese licensee, which were offset in part by miscellaneous interest expense of $1,400 pertaining to financial leases. The note receivable requires repayment by our licensee over a five-year period, of an interest-bearing note representing the investment the Company made in the China market during 2017 and 2018. The note receivable is due from the licensee in accordance with its terms, even if the independent license arrangement with our China licensee is terminated.

Net income

Net income for the three months ended June 30, 2021 was $3.9 million or $0.05 per share based on a weighted average of 73,158,836 shares outstanding and dilutive earnings per share of $0.05 based on a fully-dilutive weighted average of 77,238,389 shares outstanding, which includes the dilutive impact of outstanding stock options to purchase 4,079,553 shares. In comparison, for the three months ended June 30, 2020, the Company had net income of approximately $1.6 million or $0.02 per share, based on a weighted average of 69,396,377 shares outstanding and a dilutive earnings per share of $0.02 based on a fully-dilutive weighted average of 71,473,065 shares outstanding.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Revenue

For the six months ended June 30, 2021, revenue was approximately $115.1 million, an increase of $56.9 million or 97.8% from $58.2 million for the six months ended June 30, 2020. Approximately 92.1% of this growth was as a result of increased revenues from North America where 2021period revenues were $92.6 million, an increase of $52.4 million or 130.4% from the 2020 period. The balance of the increase was largely attributable to a 22.5% growth in European revenues to $21.2 million in the 2021 period, from $17.3 million in the 2020 period. Asian revenues (which primarily consist of royalty revenues from our China licensee) for the six months ended June 30, 2021 were $1.2 million, an increase of 94.4% from $594,000 for the prior year period. Other international markets generated $189,000 in revenues during the six months ended June 30, 2021, an increase of $15,000 from $163,000 for the 2020 period.

The total increase in revenue was largely attributable to increases in sales volume, as opposed to increases in product pricing. The primary factors behind the increase in North American sales volume were related to continued strong triple-digit growth in traditional distribution channels, combined with an increase in and optimization of our products’ presence in world class retailers. Additionally, the continued expansion of DSD network resulted in significant growth of our distributor revenues when compared to the prior year period. Furthermore, our fitness and vending channels also reflected triple digit growth of incremental revenue when compared to the prior year period, during which many fitness facilities were closed due to the COVID-19 pandemic.

Additionally, e-commerce results also contributed to the increase in revenues for the six months ended June 30, 2021. Furthermore, we estimate that the favorable currency fluctuations of the Euro accounted for approximately 2.6% of the increase in European revenue in the 2021 period, when compared to the 2020 period.

The following table sets forth the amount of revenues by category and changes therein for the six months ended June 30, 2021 and June 30, 2020:

	Six months ended June 30,
Revenue Source	2021	2020	Change
Total Revenue	$115,108,202	$58,222,116	97.7%

North American Revenue	$92,603,771	$40,192,360	130.4%

European Revenue	$21,159,590	$17,272,080	22.5%

Asian Revenue	$1,155,434	$594,384	94.4%

Other	$189,407	$163,292	16.0%

Gross profit

For the six months ended June 30, 2021, gross profit increased by approximately $22.8 million or 87.7% to $48.8 million, from $26.0 million for the six months ended June 30, 2020. Gross profit margins decreased to 42.4% for the six months ended June 30, 2021 from 44.7% for the prior year period. The increase in gross profit dollars is related to increases in sales volume, while the decrease in gross profit margins from the 2020 period to the 2021 period is mainly related to increases in freight costs, repackaging costs raw material costs (primarily aluminum cans) and processing costs. Additionally, there have been added complexities of the supply chain in procuring these items as a result of the effects of the COVID-19 pandemic in the 2020 period which have similarly translated into incremental costs. We estimate that the increase in gross profit dollars of approximately $26.0 million from the six months ended June 30, 2020 to the six months ended June 30, 2021, includes approximately $23.9 million related to volume increases, as well as a favorable currency impact of $1.5 million, which was offset in part by unfavorable increases in costs of approximately $2.6 million.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2021 were approximately $27.5 million, an increase of approximately $12.1 million or 78.6% from approximately $15.4 million for the six months ended June 30, 2020. This increase was largely a result of incremental marketing investment activities of $6.6 million from the 2020 period. Additionally, employee costs increased by approximately $1.6 million from the year ago period as we continued to invest in this area in order to have the proper infrastructure to support our growth and incurred additional travel and business expenses now that we are able to resume in-person marketing events and selling activities. Similarly, we experienced increases in other sales expense in the amount of approximately $1.3 million mainly related to trade-marketing activities to support our continued expansion of our DSD network. Lastly, storage and distribution as well as broker costs accounted for the remainder of the increase in this area in the amount of $2.6 million when comparted to the prior year period, mainly related to the increase in business volume.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2021 were approximately $16.9 million, an increase of $8.5 million or 101.2% from $8.4 million for the six months ended June 30, 2020. This increase was primarily attributable to stock option expense which amounted to $7.6 million for the six months ended June 30, 2021, an increase of $5.0 million from the prior year period. Management deems it very important to motivate employees by providing them ownership in the business in order to promote over performance which translates into the continued success of our business based on key performance attributes. Additionally, employee costs for the six months ended June 30, 2021 reflect an increase of $1.4 million or 70.0%, as investments in this were also required to properly support our higher business volume and the commercial and operational areas of the business, as well as travel expenses are now being incurred. Administrative expenses amounted to $4.8 million or an increase of $1.9 million or 65.5%, when compared to the prior year period. This variance is mainly related to an increase in the bad debt reserve of $855,000 and increases in audit costs, legal expenses, insurance costs and office rent account for the majority of the remaining fluctuation of $1.0 million. Depreciation and amortization had a nominal decrease of approximately $19,000 when compared to the prior year due to the maturity of financial leases. All other administrative expenses which were mainly composed of research, development and quality control testing, increased by approximately $295,000 from the 2020 period.

Other income/(expenses)

Total net other income for the six months ended June 30, 2021 was $133,000, which reflects an increase of $245,000 when compared to net total other expense of $112,000 for the six months ended June 30, 2020. The net other income of $133,000 is composed of foreign currency exchanges losses of $124,000, miscellaneous other non-operational income of $97,000, interest income of $163,000 related to the note receivable from our China licensee, offset in part by miscellaneous interest expense of $3,000 pertaining to financial leases The note receivable requires repayment by our licensee over a five-year period, of an interest-bearing note representing the investment the Company made in the China market during 2017 and 2018. The note receivable is due from the licensee in accordance with its terms, even if the independent license arrangement with our China licensee is terminated

Net Income

As a result of the above, for the six months ended June 30, 2021, net income was $4.5 million or $0.06 per share based on a weighted average of 73,655,125 shares outstanding and dilutive earnings per share of $0.06 based on a fully-dilutive weighted average of 77,658,318 shares outstanding, which includes the dilutive impact of outstanding stock options to purchase 4,003,193 shares. In comparison, for the six months ended June 30, 2020, the Company had net income of approximately $2.1 million or $0.03 per share, based on a weighted average of 69,444,655 shares outstanding and a dilutive earnings per share of $0.03 based on a fully-dilutive weighted average of 71,073,534 shares outstanding.

Liquidity and Capital Resources

As of June 30, 2021, and December 31, 2020, we had cash of approximately $83.8 million and $43.2 million, respectively, and working capital of approximately $151.0 million and $64.9 million, respectively.

In addition to cash flow from operations, our primary sources of working capital have been private placements and public offerings of our securities, including an underwritten public offering of 1,133,953 shares at an offering price of $62.50 per share completed on June 14, 2021 and a private placement of 1,437,909 shares at a price of $15.30 completed on August 25, 2020.

Our current operating plan for the next twelve (12) months reflects sufficient financial resources, notwithstanding the potential effects of the COVID-19 pandemic.

Cash flows used in operating activities

Cash flows used in operating activities totaled approximately $30.3 million for the six months ended June 30, 2021, representing a $26.0 million increase from net cash used in operating activities of $4.3 million for the six months ended June 30, 2020. The use of cash was primarily driven by higher inventory levels in order to properly service the demand for our products. Additionally, the elimination of accounts receivable financing in Europe, the VAT impact on European sales and the credit terms offered to our clients translated to use of cash in the 2021 period related to our accounts receivable. Similarly, pre-payments or deposits to procure inventory also utilized cash which were partially offset by efficient use of terms offered by our vendors as it relates to the commitments and disbursements for the goods and services that are needed for our operations.

Cash flows provided by investing activities

Cash flows provided by investing activities totaled approximately $0.7 million for the six months ended June 30, 2021, representing a $0.3 million decrease from net cash provided in investing activities of $1.0 million for the six months ended June 30, 2020. The decrease in the cash provided by investing activities when compared to the 2020 period was basically due to the fact that we invested approximately $1.2 million mainly pertaining to operational equipment which was partially offset by note receivable payments from our China licensee of approximately $1.9 million.

Cash flows provided by financing activities

Cash flows provided by financing activities totaled approximately $70.2 million for the six months ended June 30, 2021, representing a $69.7 million increase from $0.5 million for the six months ended June 30, 2020. The increase of cash provided by financing activities is mainly related to the net proceeds of $67.8 million from our June 2021 public offering and proceeds from stock option exercises of $2.5 million, primarily driven by increased stock price and vesting of options; which was offset in part by payments of approximately $50,000 pertaining to financial leases.

Off Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements.

Potential Effects of the COVID-19 Pandemic on the Company’s Business

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective in that (a) we maintain records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) our records provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (c) our records provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2019, Daniel Prescod filed a putative class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles (the “Prescod Litigation”). The plaintiff asserted that the Company’s use of citric acid in its products while simultaneously claiming “no preservatives” violates the California Consumer Legal Remedies Act, California Business and Professions Code and California Business and Professions Code Section, because citric acid acts as a preservative. The Company does not use citric acid as a preservative in its products, but rather as a flavoring, and therefore it believes that its “no preservatives” claim is fair and not deceptive. A motion to certify the case as a class action was filed and on August 2, 2021, that motion was granted. However, the Company also has a motion for summary adjudication pending and that motion would be dispositive of plaintiff’s claims if granted. No fact discovery has been conducted on the merits and this matter is still in its initial stages. The Company intends to contest the claims vigorously on the merits.

In addition to the other matters previously reported in our periodic reports filed under the Securities Exchange Act of 1934, as amended, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 1.A. Risk Factors

See “Item 1.A. Risk Factors.” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the Securities and Exchange Commission.

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

CELSIUS HOLDINGS, INC.

Dated: August 12, 2021	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2021	By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (Principal Financial and Accounting Officer)