Form 10-Q
period 2021-09-30
Celsius Holdings, Inc.
filed 2021-11-12
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 11, 2021 was 74,815,090 shares.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Celsius Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$61,377,202	$43,248,021
Accounts receivable-net (note 2)	43,500,578	14,986,213
Note receivable-current (note 6)	2,543,225	1,885,887
Inventories-net (note 4)	122,311,445	18,403,622
Prepaid expenses and other current assets (note 5)	22,829,510	14,626,922
Total current assets	252,561,960	93,150,665

Note receivable (note 6)	6,993,869	9,429,437
Property and equipment-net (note 8)	2,454,914	579,377
Right-of-use asset-operating leases	888,911	836,038
Right-of-use asset-finance leases	106,675	162,119
Long-term security deposits	308,449	122,733
Intangibles (note 9)	16,811,762	16,590,083
Goodwill (note 9)	14,851,635	10,419,321
Total Assets	$294,978,175	$131,289,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 10)	$91,931,593	$25,412,753
Lease liability-operating leases (note 7)	376,602	321,283
Lease liability-finance leases (note 7)	155,508	205,824
Other current liabilities (note 11)	957,627	425,232
Total current liabilities	93,421,330	26,365,092

Long-term liabilities:
Lease liability-operating leases (note 7)	550,547	514,948
Lease liability-finance leases (note 7)	88,649	82,290
Deferred tax liability	3,497,240	-
Other long-term liabilities	22,198	-
Total Liabilities	97,579,964	26,962,330

Commitments and contingences (note 15)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 74,745,924 and 72,262,829 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (note 13)	74,746	72,263
Additional paid-in capital	244,293,710	159,884,154
Accumulated other comprehensive income/(loss)	1,165,027	(202,142)
Accumulated deficit	(48,135,273)	(55,426,832)
Total Stockholders’ Equity	197,398,211	104,327,443
Total Liabilities and Stockholders’ Equity	$294,978,175	$131,289,773

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue (note 3)	$94,909,100	$36,839,149	$210,017,302	$95,061,265
Cost of revenue (note 2)	57,215,728	19,305,416	123,495,466	51,512,534
Gross profit	37,693,372	17,533,733	86,521,836	43,548,731

Selling and marketing expenses	22,621,062	8,267,996	50,111,103	23,640,914
General and administrative expenses	11,140,030	4,752,428	28,066,228	13,178,593
Total operating expenses	33,761,092	13,020,424	78,177,331	36,819,507

Income from operations	3,932,280	4,513,309	8,344,505	6,729,224

Other income (expense):
Interest income on note receivable (note 6)	76,473	78,690	239,586	268,709
Interest expense on bonds	-	(144,021)	-	(391,458)
Interest on other obligations	(4,524)	(3,419)	(7,496)	(13,400)
Amortization of discount on bonds payable	-	(178,649)	-	(506,100)
Other miscellaneous income/(expense)	(97,038)	(62,817)	-	(27,614)
Gain on lease cancellations	-	-	-	152,112
Foreign exchange gain/(loss)	(327,581)	550,510	(451,217)	646,515
Total other income/(expense)	(352,670)	240,294	(219,127)	128,764

Net income before income taxes	3,579,610	4,753,603	8,125,378	6,857,988

Income tax expense	833,819	-	833,819	-

Net income	2,745,791	4,753,603	7,291,559	6,857,988

Other comprehensive income:
Foreign currency translation gain/(loss)	1,282,683	110,027	1,367,169	(113,144)
Comprehensive Income	4,028,474	4,863,630	8,658,728	6,744,844

Income per share:
Basic	$0.04	$0.07	$0.10	$0.10
Diluted	$0.03	$0.06	$0.09	$0.09
Weighted average shares outstanding:
Basic	74,609,195	70,473,351	73,758,731	70,184,071
Diluted [1]	78,473,866	74,848,239	77,782,459	73,524,209

(1)	Please refer to Earnings Per Share section for further details.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2021

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2020	72,262,829	$72,263	$159,884,154	$(202,142)	$(55,426,832)	$104,327,443
Share-based payment expense	-	-	3,575,001	-	-	3,575,001
Issuance of common stock pursuant to exercise of stock options - cashless	88,312	88	(88)	-	-	-
Issuance of common stock pursuant to exercise of stock options - cash	234,546	235	715,675	-	-	715,910
Foreign currency fluctuations	-	-	-	(192,509)	-	(192,509)
Net income	-	-	-	-	585,424	585,424
Balance at March 31, 2021	72,585,687	$72,586	$164,174,742	$(394,651)	$(54,841,408)	$109,011,269
Share-based payment expense	-	-	4,022,259	-	-	4,022,259
Issuance of common stock pursuant to exercise of stock options - cashless	315,913	316	(316)	-	-	-
Issuance of common stock pursuant to exercise of stock options - cash	434,986	435	1,798,672	-	-	1,799,107
Issuance of common stock from capital raise	1,133,953	1,134	67,768,252	-	-	67,769,386
Foreign currency fluctuations	-	-	-	276,995	-	276,995
Net income	-	-	-	-	3,960,344	3,960,344
Balance at June 30, 2021	74,470,539	$74,471	$237,763,609	$(117,656)	$(50,881,064)	$186,839,360
Share-based payment expense	-	-	5,803,321	-	-	5,803,321
Issuance of common stock pursuant to exercise of stock options - cashless	117,923	118	(118)	-	-	-
Issuance of common stock pursuant to exercise of stock options - cash	157,462	157	726,898	-	-	727,056
Issuance of common stock from capital raise				-	-
Foreign currency fluctuations	-	-	-	1,282,683	-	1,282,683
Net income	-	-	-	-	2,745,791	2,745,791
Balance at September 30, 2021	74,745,924	$74,746	$244,293,710	$1,165,027	$(48,135,273)	$197,398,211

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2020

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2019	68,941,311	$68,942	$127,552,998	$(753,520)	$(63,409,431)	$63,458,989
Share-based payment expense	-	-	1,400,000	-	-	1,400,000
Issuance of common stock pursuant to exercise of stock options - cashless	204,028	204	(204)	-	-	-
Issuance of common stock pursuant to exercise of stock options - cash	133,921	134	215,213	-	-	215,347
Foreign currency fluctuations	-	-	-	(114,490)	-	(114,490)
Net income	-	-	-	-	546,051	546,051
Balance at March 31, 2020	69,279,260	$69,280	$129,168,007	$(868,010)	$(62,863,380)	$65,505,897
Share-based payment expense			1,174,999		-	1,174,999
Issuance of common stock pursuant to exercise of stock options - cashless	106,327	106	(106)	-	-	-
Issuance of common stock pursuant to exercise of stock options - cash	176,914	177	489,140	-	-	489,317
Foreign currency fluctuations	-	-		(108,681)	-	(108,681)
Net income	-	-	-	-	1,558,334	1,558,334
Balance at June 30, 2020	69,562,501	$69,563	$130,832,040	$(976,691)	$(61,305,046)	$68,619,866
Share-based payment expense			2,143,700		-	2,143,700
Issuance of common stock – private placement	1,437,909	1,438	21,981,678	-	-	21,983,116
Issuance of common stock pursuant to exercise of stock options - cashless	86,405	86	(86)	-	-	-
Issuance of common stock pursuant to exercise of stock options - cash	564,741	565	1,591,114	-	-	1,591,679
Foreign currency fluctuations	-	-		110,027	-	110,027
Net income	-	-	-	-	4,753,603	4,753,603
Balance at September 30, 2020	71,651,556	$71,652	$156,548,446	$(866,664)	$(56,551,443)	$99,201,991

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income	$7,291,559	$6,857,988
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	519,765	82,180
Amortization	550,800	1,224,684
Unrealized currency gain	(76,765)	-
Bad debt expense	(207,261)	244,685
Inventory excess and obsolescence expense	12,234	211,822
Stock-based compensation expense	13,400,581	4,718,699
Gain on China transaction	-	(384,493)
Gain on lease cancellations	(14,669)	(152,112)
Changes in operating assets and liabilities:
Accounts receivable-net	(28,307,104)	(9,031,438)
Inventory-net	(103,920,057)	(598,665)
Prepaid expenses and other current assets	(8,202,588)	(561,752)
Accounts payable and accrued expenses	66,694,568	824,964
Other assets	(185,716)	43,259
Other liabilities	532,395	213,764
Deferred Tax Liability-net	(182,156)	-
Change in right-of-use asset and lease liability-net	30,465	149,925
Net cash (used in)/provided by operating activities	(52,063,949)	3,843,510

Cash flows from investing activities:
Proceeds from note receivable	1,885,724	1,331,011
Purchase of property and equipment	(2,395,302)	(416,671)
Net cash (used in)/provided by investing activities	(509,578)	914,340

Cash flows from financing activities:
Principal payments on finance lease obligations	(72,386)	(259,231)
Proceeds from capital raise	67,769,386	21,983,116
Proceeds from exercise of stock options	3,242,073	2,296,343
Net cash provided by financing activities	70,939,073	24,020,228
Effect on exchange rate changes on cash and cash equivalents	(236,365)	289,338
Net increase in cash and cash equivalents	18,129,181	29,067,416
Cash and cash equivalents at beginning of the period	43,248,021	23,090,682

Cash and cash equivalents at end of the period	$61,377,202	$52,158,098
Supplemental disclosures:
Cash paid during period for:
Interest	$5,364	$299,394
Taxes	398,326	-
Non-cash investing and financing activities:
European Acquisition Adjustment:
Goodwill	$-	$395,515
Other liabilities	-	(395,515)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

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

On February 7, 2018, the Company established Celsius Asia Holdings Limited, a Hong Kong corporation, as a wholly owned subsidiary of the Company. On February 7, 2018 Celsius China Holdings Limited, a Hong Kong corporation, became a wholly owned subsidiary of Celsius Asia Holdings Limited and on May 9, 2018, Celsius Asia Holdings Limited established Celsius (Beijing) Beverage Limited, a China corporation, as a wholly owned subsidiary of Celsius Asia Holdings Limited.

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements and the accompanying notes should be read in conjunction with the Form 10-K filed for December 31, 2020. The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated.

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

September 30, 2021

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At September 30, 2021, the Company had approximately $9.3 million in excess of the insurance protection provided by financial institutions.

For the nine months ended September 30, 2021 and 2020, the Company had the following 10 percent or greater concentrations of revenue with its customers. The following customers met or exceeded 10% of our revenue for both or either the nine months ended September 30, 2021 and 2020, respectively. The below table reflects this customer’s evolution as a percentage of our total revenue for the nine months ended September 30, 2021 and 2020:

	2021	2020
Amazon	10.0%	16.6%
Costco	11.3%	2.6%
All other	78.7%	80.8%
Total	100.0%	100.0%

At September 30, 2021 and December 31, 2020, the Company had the following 10 percent or greater concentrations of accounts receivable with its customers:

	2021	2020
Amazon	12.6%	11.4%
Costco	11.4%	6.6%
All other	76.0%	82.0%
Total	100.0%	100.0%

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2021 and December 31, 2020, the Company did not have any investments with maturities of three months or less.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2021 and December 31, 2020, there was an allowance for doubtful accounts of $342,312 and $549,573, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory allowance to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of an inventory item and then the inventory item will be included as part of the allowance during the period being evaluated. Inventory allowance pertains to excess and obsolete products and certain quality control costs. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). At September 30, 2021 and December 31, 2020, there was an allowance of $1,625,289 and $1,613,000, respectively. The changes in the allowance are included in cost of revenue.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Impairment of Long-Lived Assets — In accordance with ASC Topics 350 “Goodwill and Other Intangibles” and 360, “Property, Plant, and Equipment” the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value. The Company did not record any impairment charges during the nine months ended September 30, 2021 and 2020.

Long-lived Asset Geographic Data

The following table sets forth long-lived asset information, which includes property and equipment and right-of-use assets and excludes goodwill and intangibles, where individual countries represent a significant portion of the total:

	September 30,	December 31,
	2021	2020

United States	$2,338,295	$694,697

Sweden	776,420	431,959
Finland	335,785	450,878
Long-lived assets related to foreign operations	1,112,205	882,837
Total long-lived assets-net	$3,450,500	$1,577,534

Goodwill — The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. We assess goodwill at the reporting unit level on an annual basis as of December 31, or more frequently if events or changes in circumstances suggest that goodwill may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. At September 30, 2021, there were no indicators of impairment.

Intangible assets – Intangible assets are comprised of customer relationships and brands acquired in a business combination. The Company amortizes intangible assets with a definitive life over their respective useful lives. Intangibles with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist.

Revenue Recognition — The Company recognizes revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers.” The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. The Company elected to apply the practical expedient to expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Sales taxes and other similar taxes are excluded from revenue.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Customer Advances — From time to time the Company requires deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances liability within other current liabilities. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies. The Company had no customer advances as of September 30, 2021 or December 31, 2020 respectively.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred marketing and advertising expenses of approximately $23.8 million and $9.6 million, during the nine months ended September 30, 2021 and 2020, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $0.7 million and $0.3 million during the nine months ended September 30, 2021 and 2020, respectively.

Foreign Currency Gain/Losses — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The foreign subsidiaries perform remeasurements of their assets and liabilities denominated in non-functional currencies on a periodic basis and the gain or losses from these adjustments are included in the Statement of Operations as foreign exchange gains or losses. For the nine months ended September 30, 2021 exchange losses have amounted to approximately $451,000 while during the nine months ended September 30, 2020, we recognized foreign currency gains of approximately $647,000 mainly related to fluctuations in exchange rates. Translation gain and losses that arise from the translation of net assets, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Comprehensive Income. The Company incurred foreign currency translation net gain during the nine months ended September 30, 2021 of approximately $1,367,000 and a net loss of approximately $113,000 during the nine months ended September 30, 2020. Our operations in different countries required that we transact in the following currencies:

Chinese-Yuan

Norwegian-Krone

Swedish-Krona

Finland-Euro

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

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

Other than these noted previously, the Company did not have any other assets or liabilities measured at fair value at September 30, 2021 and December 31, 2020.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company’s tax returns for tax years in 2015 through 2020 remain subject to potential examination by the taxing authorities.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share — Basic earnings per share are calculated by dividing net income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Please refer to the below table for additional details:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income	$2,745,791	$4,753,603	$7,291,559	$6,857,988

Income per share:
Basic	$0.04	$0.07	$0.10	$0.10
Diluted	$0.03	$0.06	$0.09	$0.09
Weighted average shares outstanding:
Basic	74,609,195	70,473,351	73,758,731	70,184,071
Effect of dilutive shared based awards	3,864,671	4,374,888	4,023,728	3,340,138
Diluted	78,473,866	74,848,239	77,782,459	73,524,209

Share-Based Payments — The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. The 2015 Stock Incentive Plan, allows us to grant equity based compensation awards including, without limitation, Options, Stock Appreciation Rights, sales or bonuses of Restricted Stock, Restricted Stock Units or Dividend Equivalent Rights, and an Award may consist of one such security or benefit, or two or more in any combination or alternative. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017 (note 14). As of September 30, 2021, total shares available are 4.1 million.

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for nine months ended September 30, 2021 and 2020 was $18.1 million and $6.5 million, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on income taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted this standard effective January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Except for the updates previously disclosed above, all new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position.

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At September 30, 2021, the Company had an accumulated deficit of $48,135,273 which includes net income of $7,291,559 for the nine months ended September 30, 2021. During the nine months ended September 30, 2021 the Company had net cash used by operating activities of $52,063,949.

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

Correction of Immaterial Errors — The company performed immaterial corrections to the previously reported consolidated financial statements related to the Func Foods acquisition in 2019. As of September 30, 2021, goodwill increased by $3.7 million and deferred tax liabilities increased by $3.5 million attributable to tax implications of acquired intangible assets that had not been recorded in the purchase accounting treatment acquisition. The impact on the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2021, resulted in a $0.2 million deferred tax benefit.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

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

Information about the Company’s net sales by geographical location for the nine months ended September 30, 2021 and 2020 is as follows:

	For the nine months ended
	September 30,	September 30,
	2021	2020
North America	$177,093,834	$67,083,888
Europe	30,695,477	26,799,756
Asia	1,861,130	868,915
Other	366,861	308,706
Net sales	$210,017,302	$95,061,265

All of the Company’s North America revenue is derived from the United States, which is the Company’s country of domicile. Of the Company’s total foreign revenues of approximately $32.9 million and $28.0 million for the nine months ended September 30, 2021 and 2020, respectively. Sweden, represented the largest portion of total consolidated revenue with total revenues of approximately $21.1 million and $19.2 million for the nine months ended September 30, 2021 and 2020, respectively. Revenues are attributed to countries based on the location of the customer.

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

The Company recognizes revenue from the agreement over time because the customer simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because its efforts in providing the exclusive license rights and ongoing support occur on a generally even basis throughout the year. Total revenue recognized under the agreement was approximately $1.2 million for the nine months ended September 30, 2021 and $570,000 for the nine months ended September 30, 2020, which are reflected in the Company’s Asia reporting geography.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

4.	INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2021	2020
Finished goods	$81,377,525	$15,334,386
Raw Materials	42,559,209	4,682,291
Less: Inventory allowance for excess and obsolete products	(1,625,289)	(1,613,055)
Inventories	$122,311,445	$18,403,622

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total approximately $22.8 million and $14.6 million at September 30, 2021 and December 31, 2020, respectively, consist mainly of prepaid advances to co-packers related to inventory production, advertising, prepaid insurance, prepaid slotting fees, value added tax payments and deposits on purchases. The increase of approximately $8.2 million is mainly related to advances to co-packers and deposits to raw material suppliers pertaining to the processing and the procuring of inventory.

6.	NOTE RECEIVABLE

Note receivable consists of the following at:

	September 30,	December 31,
	2021	2020
Note receivable-current	$2,543,225	$1,885,887
Note receivable-non-current	6,993,869	9,429,437
Total Note receivable	$9,537,094	$11,315,324

Effective January 1, 2019, we restructured our China distribution efforts by entering into two separate economic agreements as it relates to the commercialization of our Celsius products (i.e., license agreement) and a repayment of investment agreement with Qifeng. Under the license agreement, Qifeng was granted the exclusive license rights to manufacture, market and commercialize Celsius® brand products in China. Qifeng will pay a minimum royalty fee of approximately $6.6 million for the five years of the term of the agreement, transitioning to a volume-based royalty fee, thereafter. Under a separate economic agreement, Qifeng Food will repay the marketing investments made by Celsius into the China market through 2018, over the same five-year period. The repayment, which was formalized via a Note Receivable from Qifeng, will need to be serviced even if the licensing agreement is cancelled or terminated. The note receivable is denominated in Chinese-Yuan.

Scheduled principal payments plus accrued interest are due annually on March 31 of each year starting in 2020. The Note is recorded at amortized cost basis and accrues interest at a rate per annum equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. On September 12, 2020, it was agreed to fix the interest rate at 3.21% which reflected the weighted average interest rate for the 5-year period of the Note. For the nine months ended September 30, 2021, interest income was approximately $240,000.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

6.	NOTE RECEIVABLE (Continued)

The Company assesses the Note for impairment at each reporting period, by evaluating whether it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the Note agreement, based on historical experience about Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At September 30, 2021, the Note was not deemed to be impaired. As of September 30, 2021, Qifeng is current on all amounts due under the Note and the license agreement.

As collateral for the Note, a stock certificate in Celsius Holdings, Inc., which amounts to 272,830 of shares owned by an affiliate under common control with Qifeng is being held at a brokerage account. These shares were originally issued on April 20, 2015 via a private transaction which involved Risejoy Services Limited an affiliate under the common control of Qifeng, our Chinese licensee. Payment in-full was received timely pertaining to the amounts due on March 31, 2021. Furthermore, a letter of guarantee was executed with several restrictions regarding these shares. In particular, it was agreed that the stock would not be sold or transferred without the prior written consent from Celsius Holdings, Inc. There are other restrictions and agreements, which include that a Statement of Account will be provided to Celsius on a Quarterly basis to confirm and validate the existence of the shares. These shares serve only as collateral and is a component of management’s consideration when evaluating impairment indicators.

7.	LEASES

 The Company’s leasing activities include an operating lease of its corporate office space from a related party (see note 12) and other operating and finance leases of vehicles and office space for the Company’s European operations.

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

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

7.	LEASES (Continued)

The following is a summary of lease cost recognized in the Company’s consolidated statements of operations:

	Three months ended		Three months ended
	September 30, 2021		September 30, 2020
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Lease cost in general and administrative expenses:
Operating lease expense	$124,885	$-	$104,380	$-
Amortization of finance lease ROU assets	-	34,129	-	49,713
Total lease cost in general and administrative expenses	124,885	34,129	104,380	49,713

Lease cost in other expense:
Interest on finance lease liabilities	-	2,397	-	21,530
Total lease cost in other expense	-	2,397	-	21,530
Total lease cost	$124,885	$36,526	$104,380	$71,243

	Nine months ended		Nine months ended
	September 30, 2021		September 30, 2020
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Lease cost in general and administrative expenses:
Operating lease expense	$366,863	$	$297,459	$-
Amortization of finance lease ROU assets	-	106,122	-	289,277
Total lease cost in general and administrative expenses	366,863	106,122	297,459	289,277

Lease cost in other expense:
Interest on finance lease liabilities	-	5,365	-	27,585
Total lease cost in other expense	-	5,365	-	27,585
Total lease cost	$366,863	$111,487	$297,459	$316,862

The following is a summary of the impact of the Company’s leases on the consolidated statements of cash flows:

	Nine months ended
	September 30,
	2021	2020
Leasing activity in cash flows from operating activities:
Payments under operating leases	(363,600)	(185,388)
Interest payments on finance lease liabilities	(5,365)	(27,585)
Total leasing activity in cash flows from operating activities	(368,965)	(212,973)

Leasing activity in cash flows from financing activities:
Principal payments on finance lease liabilities	(72,386)	(259,231)
Total leasing activity in cash flows from financing activities:	(72,386)	(259,231)

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
Weighted average remaining lease term (years) - operating leases	2.4	2.6
Weighted average remaining lease term (years) - finance leases	0.8	1.1
Weighted average discount rate - operating leases	6.37%	6.52%
Weighted average discount rate - finance leases	3.09%	3.95%

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

7.	LEASES (Continued)

The future annual minimum lease payments required under the Company’s operating and finance lease liabilities as of September 30, 2021 are as follows:

	Operating	Finance
Future minimum lease payments	Leases	Leases	Total
2021	$107,567	$24,826	$132,393
2022	420,694	177,626	598,320
2023	381,537	46,983	428,520
2024	84,736	-	84,736
2025	5,387	-	5,387
Total future minimum lease payments	999,921	249,435	1,249,356
Less: Amount representing interest	(72,772)	(5,278)	(78,050)
Present value of lease liabilities	927,149	244,157	1,171,306
Less: current portion	(376,602)	(155,508)	(532,110)
Long-term portion	$550,547	$88,649	$639,196

8.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30,	December 31,
	2021	2020
Property and equipment	$3,498,603	$1,103,301
Less: accumulated depreciation	(1,043,689)	(523,924)
Total	$2,454,914	$579,377

Depreciation expense amounted to $519,765 and $82,180 for the nine months ended September 30, 2021 and 2020, respectively.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

9.	GOODWILL AND INTANGIBLES

Goodwill consists of $14,851,635 resulting from the excess of the consideration paid and the fair value of net tangible and intangible assets acquired from the Func Food Acquisition, including an immaterial correction further detailed in Note 2 above.

Intangible assets consist of acquired customer relationships and brands from the Func Food Acquisition. The following table reflects our indefinite-lived intangible assets and our definite-lived intangible assets and related accumulated amortization as of September 30, 2021 and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020
Definite-lived intangible assets
Customer relationships	$14,525,741	$14,050,000
Less: accumulated amortization	(978,275)	(582,917)
Definite-lived intangible assets, net	$13,547,466	$13,467,083

Indefinite-lived intangible assets
Brands	$3,264,296	$3,123,000
Total Intangibles	$16,811,762	$16,590,083

Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life. Amortization expense for the nine months ended September 30, 2021 and 2020 was approximately $445,000 and $429,000, respectively is being reflected in the general and administrative expenses.

Other fluctuations in the amounts of goodwill and intangible assets are due to currency translation adjustments.

The following is the future estimated annualized amortization expense related to customer relationships:

As of September 30, 2021:
2021	$117,000
2022	562,000
2023	562,000
2024	562,000
2025	562,000
Thereafter	11,182,466
Total	$13,547,466

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30,	December 31,
	2021	2020
Accounts payable	$41,097,808	$11,854,421
Accrued expenses	29,056,893	7,997,269
Accrued promotional allowances	21,776,892	5,561,063
Total	$91,931,593	$25,412,753

11.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at:

	September 30,	December 31,
	2021	2020
Other Liabilities-State Beverage Container Deposit	$957,627	$425,232
Total	$957,627	$425,232

12.	RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our major shareholders. The current lease expires on January 2024 with monthly base rent of $17,295.

13.	STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to exercise of stock options

During the nine months ended September 30, 2021, the Company issued an aggregate of 1,349,142 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $3,242,073 for 826,994 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

13.	STOCKHOLDERS’ EQUITY (Continued)

During the nine months ended September 30, 2020, the Company issued an aggregate of 1,272,336 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Stock Incentive Plan. The Company received aggregate proceeds of $2,296,343 for 875,576 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis, which consist of utilizing shares to cover the cost of the Stock Option exercise.

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

14.	INCOME TAXES

The effective income tax rate was 10.2% for the nine months ended September 30, 2021. The effective income tax rate differed from the statutory federal income tax rate of 21% primarily due to the impact of state income tax reserves for states in which the Company has nexus as well as the net operating loss carryforwards.

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

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% of the shares pertaining to the 2015 plan that are outstanding as of the last day of the prior year. As of September 30, 2021, approximately 4.1 million shares are available.

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

15.	STOCK-BASED COMPENSATION (Continued)

Under the 2015 Stock Incentive Plan, the Company has issued options to purchase approximately 4.0 million shares at an average price of $7.13 with a fair value of approximately $3.29 million. For the nine months ended September 30, 2021 and 2020, the Company issued options to purchase 304,750 and 495,274 shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the nine months ended September 30, 2021 and 2020, the Company recognized approximately $13.4 million and $4.7 million, respectively, of non-cash compensation expense (included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of September 30, 2021, the Company had approximately $9.1 million of unrecognized pre-tax non-cash compensation expense related to options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 2.1 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2.27 million shares that have vested as of September 30, 2021.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Nine months ended September 30,
	2021	2020
Expected volatility	69.18%-81.11%	69.18%-81.11%
Expected term	4.49-5.00 Years	4.84-5.00 Years
Risk-free interest rate	0.32-1.39%	0.23% - 1.39%
Forfeiture Rate	0.00%	0.00%

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2021 and changes during the period ending on that date is as follows:

		Weighted Average			Weighted
	Shares	Exercise	Grant Date Fair	Aggregate Intrinsic	Average Remaining
	(000’s)	Price	Value	Value (000’s)	Term (Yrs)
Options
At December 31, 2020	5,198	$4.23		$240,866	6.89
Granted	305	$42.37	$30.32
Exercised	(1,292)	$3.84	$73.91	$72,192
Forfeiture and cancelled	(242)	$6.71
At September 30, 2021	3,969	$7.13		$329,231	6.32
Exercisable at September 30, 2021	2,271	$4.09		$195,273	5.02

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

15.	STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about employee stock options outstanding at September 30, 2021:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Averaged	Averaged	at	Averaged	Averaged
Exercise	September 30,	Remaining	Exercise	September 30,	Exercise	Remaining
Price	2021 (000’s)	Life	Price	2021 (000’s)	Price	Life
$0.20 - $0.53	20	2.33	$0.34	20	$0.34	2.33
$0.65 - $1.80	100	3.41	$1.05	100	$1.05	3.41
$1.83 - $2.84	112	4.27	$1.97	112	$1.97	4.27
$3.20 - $6.20	3,354	6.17	$4.10	2.019	4.29	5.13
$7.20-$60.00	383	9.18	37.04	20	14.53	8.84
Outstanding options	3,969	6.32	$7.13	2.271	$4.09	5.02

As of September 30, 2021, the Company had approximately $9.1 million of unrecognized pre-tax non-cash compensation expense related to options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 2.1 years.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holders of a restricted stock award are generally entitled after the release to transact and obtain the same rights as rights of a shareholder of the Company, including the right to vote the shares. The holders of unvested restricted stock awards do not have the same rights as shareholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The value of restricted stock awards that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the nine months ended September 30, 2021 and 2020 is presented in the following table:

	For the nine months ended
	September 30, 2021		September 30, 2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	66,229	$28.11	90,000	$3.23
Transfers to restricted stock units	(45,871)	34.02	-	-
Granted			92,444	14.72
Vested	(19,429)	14.79	(18,582)	14.72
Forfeiture and cancelled	(671)	14.72	-	-
Unvested at end of period	258	$14.72	163,862	$8.41

The total fair value of shares vested during the nine months ended September 30, 2021 and 2020 was $1.3 million and $0.5 million, respectively. Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of September 30, 2021 was $1,600 and is expected to be expensed over the next ten months.

Restricted Stock Units

Restricted stock units are awards that give the holder the right to receive one share of common stock for each restricted stock unit upon meeting service-based vesting conditions (typically annual vesting in three equal annual installments, with a requirement that the holder remains in the continuous employment of the Company). The holders of unvested units do not have the same rights as shareholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The value of restricted stock units that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock unit activity for the nine months ended September 30, 2021 and 2020 is presented in the following table:

	For the nine months ended
	September 30, 2021		September 30, 2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	-	$-	-	$-
Transfers from restricted stock awards	45,871	34.02	-
Granted	546,525	52.27	-	-
Vested	(1,334)	69.63	-	-
Forfeiture and cancelled	(14,900)	50.67
Unvested at end of period	576,162	$50.82	-	$-

Celsius Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

15.	STOCK-BASED COMPENSATION (Continued)

The total fair value of shares vested during the nine months ended September 30, 2021 was $90,000. Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of September 30, 2021 was $20.8 million and is expected to be expensed over the next 2.6 years.

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

On January 8, 2021, we received a letter from the SEC Division of Enforcement seeking the production of documents in connection with a non-public fact-finding inquiry by the SEC to determine whether violations of the federal securities laws have occurred. On August 20, 2021, the SEC issued a subpoena for production of documents in connection with the matter. Neither the January 8, 2021 SEC letter nor the August 20, 2021 subpoena means that the SEC has concluded that the Company or anyone else has violated the federal securities laws. We have cooperated and will continue to cooperate with the SEC staff in its investigation. At this time, however, we cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without Cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of September 30, 2021.

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

Corporate Information

We were incorporated in the State of Nevada in April 2005. Our principal executive offices are located at 2424 North Federal Highway, Suite 208, Boca Raton, Florida 33431, and our telephone number is (561) 276-2239. Our website is www.celsiusholdingsinc.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

Celsius® and MetaPlus® are registered trademarks of the Company in the United States. This Quarterly Report on Form 10-Q also contains other registered and unregistered trademarks of the Company.

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Revenue

For the three months ended September 30, 2021, revenue was approximately $94.9 million, an increase of $58.1 million or 158.0% from $36.8 million for the three months ended September 30, 2020. Approximately 99% of this growth was as a result of increased revenues from North America, where third quarter 2021 revenues were $84.5 million, an increase of $57.6 million or 214% from the 2020 quarter. The balance of the revenues for the 2021 quarter were mainly attributable to European revenues of $9.5 million, which were basically unchanged from the prior year quarter. Asian revenues (which include royalty revenues from our China licensee) contributed an additional approximately $706,000, an increase of 157% from approximately $275,000 for the prior year quarter, which include increases in royalties payable under our licensing agreement. Other international markets generated approximately $177,000 in revenues during the three months ended September 30, 2021, an increase of $32,000 or 22% from $145,000 for the prior year quarter.

The total increase in revenue was largely attributable to increases in sales volume, as opposed to increases in product pricing. The primary factors behind the increase in North American sales volume were related to continued strong triple-digit growth in traditional distribution channels, combined with an increase in and optimization of our products’ presence in world class retailers (e.g., additional SKUs). Additionally, the continued expansion of our Direct Store Delivery (“DSD”) network resulted in significant growth in distributor revenues when compared to the prior year quarter.

We also obtained triple digit growth in our fitness and vending channels in the 2021 third quarter, as compared to the 2020 third quarter, which provided considerable incremental revenue when compared to the prior year quarter, during which time many fitness facilities were closed due to the COVID-19 pandemic.

The following table sets forth the amount of revenues by category and changes therein for the three months ended September 30, 2021 and September 30, 2020:

	Three months ended September 30,
Revenue Source	2021	2020	Change
Total Revenue	$94,909,100	$36,839,150	157.6%

North American Revenue	$84,490,062	$26,891,527	214.2%

European Revenue	$9,535,886	$9,527,676	0.1%

Asian Revenue	$705,697	$274,532	157.1%

Other	$177,455	$145,415	22.0%

Gross profit

For the three months ended September 30, 2021, gross profit increased by approximately $20.2 million or 115% to $37.7 million, from $17.5 million for the three months ended September 30, 2020. Gross profit margins reflected an erosion to 40.0% for the three months ended September 30, 2021 from 47.6% for the 2020 quarter. The increase in gross profit dollars is related to increases in volume, while the decrease in gross profit margins is mainly related to higher raw material costs (particularly aluminum cans), ocean freight costs, transportation costs and repackaging costs.

We estimate that the increase in gross profit dollars of approximately $20.2 million from the 2020 quarter to the 2021 quarter, included $27.6 million related to volume increases, as well as an unfavorable cost impact of approximately $7.4 million and favorable currency impact of $31,000.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2021 were approximately $22.6 million, an increase of approximately $14.4 million or 173.6% from approximately $8.3 million for the three months ended September 30, 2020. This increase was primarily attributable to higher marketing investment activities, which resulted in an increase of $7.7 million when compared to the prior year quarter. Additionally, employee costs increased by approximately $2.6 million from the year ago quarter as we continue to invest in this area in order to have the proper infrastructure to support our growth and incurred additional travel and business expenses since we are now able to resume in-person marketing events and selling activities. Similarly, we experienced increases in other sales and marketing expenses in the amount of approximately $400,000, mainly related to trade-marketing activities to support our ongoing DSD network expansion. Lastly, storage and distribution expenses as well as broker costs accounted for the remainder of the increase in this area in the amount of $3.7 million from the 2020 quarter to the 2021.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2021 were approximately $11.1 million, an increase of $6.4 million or 134%, from $4.8 million for the three months ended September 30, 2020. This increase was primarily attributable to stock option expense which amounted to $5.8 million for the three months ended September 30, 2021, an increase of $3.7 million which accounts for 50.0% of the total increase in this area when compared to the prior year quarter. Management deems it very important to motivate employees by providing them ownership in the business in order to promote over performance which translates into the continued success of our business based on key performance attributes. Additionally, employee costs for the three months ended September 30, 2021 reflect an increase of $1.0 million or 108%, as investments in this area are also required to properly support our higher business volume and the commercial and operational areas of the business, as well as travel expenses are now being incurred. Administrative expenses amounted to $2.6 million or an increase of $1.3 million or 97%, when compared to the prior year quarter. The additional administrative expenses are mainly related to an increase in bad debt reserve of $200,000 and increases in audit costs, legal expenses, insurance costs and office rent account for the majority of the remaining fluctuation of $1.1 million. Depreciation and amortization increased by approximately $200,000 when compared to the prior year quarter. Lastly, all other administrative expenses which were mainly composed of research, development and quality control testing, increased by approximately $235,000 from to the third quarter of 2020.

Other income/(expense)

Total net other expense for the three months ended September 30, 2021 amounted to $353,000 which reflects an increase of $593,000 when compared to net total other income of $240,000 for the three months ended September 30, 2020. The net other expense of $353,000 is composed of foreign currency exchange losses of $327,600, miscellaneous net other non-operational expenses of $97,000, interest income of $76,500 related to a note receivable from our Chinese licensee, which were offset in part by miscellaneous other interest expenses of $4,500. The note receivable requires repayment by our licensee over a five-year period, of an interest-bearing note representing the investment the Company made in the China market during 2017 and 2018. The note receivable is due from the licensee in accordance with its terms, even if the independent license arrangement with our China licensee is terminated.

Net Income

Net income for the three months ended September 30, 2021 was $2.7 million or $0.04 per share based on a weighted average of 74,609,195 shares outstanding and dilutive earnings per share of $0.03 based on a fully-dilutive weighted average of 78,473,866 shares outstanding, which includes the dilutive impact of outstanding stock options to purchase 3,864,671 shares. In comparison, for the three months ended September 30, 2020, the Company had net income of approximately $4.8 million or $0.07 per share, based on a weighted average of 70,473,351 shares outstanding and a dilutive earnings per share of $0.06 based on a fully-dilutive weighted average of 74,848,239 shares outstanding.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Revenue

For the nine months ended September 30, 2021, revenue was approximately $210.0 million, an increase of $115.9 million or 121% from $95.1 million for the nine months ended September 30, 2020. Approximately 96% of this growth was as a result of increased revenues from North America, where 2021 period revenues were $177.1 million, an increase of $110.0 million or 164% from the 2020 period. The balance of the increase was largely attributable to a 14.5% growth in European revenues to $30.7 million in the 2021 period, from $26.8 million in the 2020 period. Asian revenues (which include royalty revenues from our China licensee) for the nine months ended September 30, 2021 were $1.9 million, an increase of 114.2% from $869,000 for the prior year period. Other international markets generated $367,000 in revenues during the nine months ended September 30, 2021, an increase of $58,000 from $309,000 for the 2020 period.

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

Additionally, e-commerce results also contributed to the increase in revenues for the nine months ended September 30, 2021. Furthermore, we estimate that the favorable currency fluctuations of the Euro accounted for approximately 1.5% of the increase in European revenue in the 2021 period, when compared to the 2020 period.

The following table sets forth the amount of revenues by category and changes therein for the nine months ended September 30, 2021 and September 30, 2020:

	Nine months ended September 30,
Revenue Source	2021	2020	Change
Total Revenue	$210,017,302	$95,061,265	120.9%

North American Revenue	$177,093,832	$67,083,888	164.0%

European Revenue	$30,695,477	$26,799,756	14.5%

Asian Revenue	$1,861,130	$868,915	114.2%

Other	$366,863	$308,706	18.8%

Gross profit

For the nine months ended September 30, 2021, gross profit increased by approximately $43.0 million or 98.7% to $86.5 million, from $43.5 million for the nine months ended September 30, 2020. Gross profit margins decreased to 41.2% for the nine months ended September 30, 2021 from 45.8% for the prior year period. The increase in gross profit dollars is related to increases in sales volume, while the decrease in gross profit margins from the 2020 period to the 2021 period is mainly related to increases in raw material costs (primarily aluminum cans), ocean freight costs, distribution costs, repackaging costs and processing costs. These incremental costs are directly related to added complexities in the supply chain as a result of the COVID-19 pandemic. We estimate that the increase in gross profit dollars of approximately $43.0 million from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, includes approximately $52.0 million related to volume increases, as well as a favorable currency impact of $631,000, which was offset in part by unfavorable increases in costs of approximately $9.6 million.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2021 were approximately $50.1 million, an increase of approximately $26.5 million or 112.0% from approximately $23.6 million for the nine months ended September 30, 2020. This increase was largely a result of incremental marketing investment activities of $14.3 million from the 2020 period. Additionally, employee costs increased by approximately $4.1 million from the year ago period as we continued to invest in this area in order to have the proper infrastructure to support our growth and incurred additional travel and business expenses now that we are able to resume in-person marketing events and selling activities. Similarly, we experienced increases in other sales expense in the amount of approximately $1.7 million mainly related to trade-marketing activities to support our continued expansion of our DSD network. Lastly, storage and distribution as well as broker costs accounted for the remainder of the increase in this area in the amount of $6.3 million when compared to the prior year period, mainly related to the increase in business volume.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2021 were approximately $28.1 million, an increase of $14.9 million or 112.8% from $13.2 million for the nine months ended September 30, 2020. This increase was primarily attributable to stock option expense which amounted to $13.4 million for the nine months ended September 30, 2021, an increase of $8.7 million from the prior year period. Management deems it very important to motivate employees by providing them ownership in the business in order to promote over performance which translates into the continued success of our business based on key performance attributes. Additionally, employee costs for the nine months ended September 30, 2021 reflect an increase of $2.3 million or 78.5%, as investments in this were also required to properly support our higher business volume and the commercial and operational areas of the business, as well as travel expenses are now being incurred. Administrative expenses amounted to $7.5 million or an increase of $3.3 million or 76.8%, when compared to the prior year period. This variance is mainly related to an increase in bad debt reserve of $1.1 million and increases in audit costs, legal expenses, insurance costs and office rent account for the majority of the remaining fluctuation of $2.2 million. Depreciation and amortization had an increase of approximately $164, 000 when compared to the prior year due to investments in operational equipment (e.g., coolers). All other administrative expenses which were mainly composed of research, development and quality control testing, increased by approximately $442,000 from the 2020 period.

Other income/(expense)

Total net other expense for the nine months ended September 30, 2021 was $219,000, which reflects an increase of $348,000 when compared to net total other income of $129,000 for the nine months ended September 30, 2020. The net other expense of $219,000 is composed of foreign currency exchanges losses of $451,000, interest income of $240,000 related to the note receivable from our China licensee, which are offset in part by miscellaneous interest expense of $7,500. The note receivable requires repayment by our licensee over a five-year period, of an interest-bearing note representing the investment the Company made in the China market during 2017 and 2018. The note receivable is due from the licensee in accordance with its terms, even if the independent license arrangement with our China licensee is terminated.

Net Income

Net income for the nine months ended September 30, 2021 was $7.3 million or $0.10 per share based on a weighted average of 73,758,731 shares outstanding and dilutive earnings per share of $0.09 based on a fully-dilutive weighted average of 77,782,459 shares outstanding, which includes the dilutive impact of outstanding stock options to purchase 4,023,728 shares. In comparison, for the nine months ended September 30, 2020, the Company had net income of approximately $6.8 million or $0.10 per share, based on a weighted average of 70,184,071 shares outstanding and a dilutive earnings per share of $0.09 based on a fully-dilutive weighted average of 73,524,209 shares outstanding.

Liquidity and Capital Resources

As of September 30, 2021, and December 31, 2020, we had cash of approximately $61.4 million and $43.2 million, respectively, and working capital of approximately $156.6 million and $64.9 million, respectively.

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

Cash flows used in operating activities

Cash flows used in operating activities totaled approximately $52.1 million for the nine months ended September 30, 2021, which compares to $3.8 million net cash provided by operating activities for the nine months ended September 30, 2020. The use of cash was primarily driven by higher inventory levels in order to properly service the demand for our products. Additionally, the significant increase in business volume or revenue resulted in an increase in our accounts receivable based on the credit terms offered to our clients. Similarly, pre-payments or deposits to procure inventory also utilized cash which were partially offset by efficient use of terms offered by our vendors as it relates to the commitments and disbursements for the goods and services that are needed for our operations.

Cash flows used in investing activities

Cash flows used in investing activities totaled approximately $0.5 million for the nine months ended September 30, 2021, which compares to cash provided by investing activities of $0.9 million for the nine months ended September 30, 2020. The decrease in the cash provided by investing activities when compared to the 2020 period was primarily due to the fact that we invested approximately $2.4 million mainly pertaining to operational equipment which was partially offset by note receivable payments from our China licensee of approximately $1.9 million.

Cash flows provided by financing activities

Cash flows provided by financing activities totaled approximately $70.9 million for the nine months ended September 30, 2021, representing a $46.9 million increase from $24.0 million for the nine months ended September 30, 2020. The increase of cash provided by financing activities is mainly related to the net proceeds of $67.8 million from our June 2021 public offering and proceeds from stock option exercises of $3.2 million, which was offset in part by payments of approximately $72,400 pertaining to financial leases.

Off Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective in that (a) we maintain records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) our records provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (c) our records provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2019, Daniel Prescod filed a putative class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles (the “Prescod Litigation”). The plaintiff asserted that the Company’s use of citric acid in its products while simultaneously claiming “no preservatives” violates the California Consumer Legal Remedies Act, California Business and Professions Code and California Business and Professions Code Section, because citric acid acts as a preservative. The Company does not use citric acid as a preservative in its products, but rather as a flavoring, and therefore it believes that its “no preservatives” claim is fair and not deceptive. A motion to certify the case as a class action was filed and on August 2, 2021, that motion was granted. A motion for summary adjudication was also filed by the Company, and that motion was denied. Both decisions have been appealed by petition for Writ of Mandate to the California Court of Appeals, Second District, which has not issued a decision. No fact discovery has been conducted on the merits and this matter is still in its initial stages. The Company intends to contest the claims vigorously on the merits.

On January 8, 2021, we received a letter from the SEC Division of Enforcement seeking the production of documents in connection with a non-public fact-finding inquiry by the SEC to determine whether violations of the federal securities laws have occurred. On August 20, 2021, the SEC issued a subpoena for production of documents in connection with the matter. Neither the January 8, 2021 SEC letter nor the August 20, 2021 subpoena means that the SEC has concluded that the Company or anyone else has violated the federal securities laws. We have cooperated and will continue to cooperate with the SEC staff in its investigation. At this time, however, we cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations.

In addition to matters previously reported in our periodic reports filed under the Securities Exchange Act of 1934, as amended, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 1.A. Risk Factors

See “Item 1.A. Risk Factors.” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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

CELSIUS HOLDINGS, INC.

Dated: November 12, 2021	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2021	By:	/s/ Edwin Negron-Carballo
Edwin Negron-Carballo, Chief Financial Officer (Principal Financial and Accounting Officer)

