Form 10-Q
period 2022-03-31
Celsius Holdings, Inc.
filed 2022-05-10
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

__________________________________________________________________

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 9, 2022 was 75,361,705 shares.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Celsius Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$25,532	$16,255
Accounts receivable-net (note 2)	72,707	38,741
Note receivable-current (note 6)	5,833	2,588
Inventories-net (note 4)	184,094	191,222
Prepaid expenses and other current assets (note 5)	10,042	13,555
Total current assets	298,208	262,361

Note receivable (note 6)	3,888	7,117
Property and equipment-net (note 8)	3,702	3,180
Deferred tax asset (note 14)	6,396	9,019
Right of use assets-operating leases (note 7)	1,141	1,128
Right of use assets-finance leases (note 7)	220	86
Long term security deposits	293	300
Intangibles (note 9)	15,838	16,301
Goodwill (note 9)	14,238	14,527
Total Assets	$343,924	$314,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 10)	$109,307	$91,479
Lease liability obligation-operating leases (note 7)	569	512
Lease liability obligation-finance leases (note 7)	141	157
Other current liabilities (note 11)	1,734	976
Total current liabilities	111,751	93,124

Long-term liabilities:
Lease liability obligation-operating leases (note 7)	597	658
Lease liability obligation-finance leases (note 7)	138	45
Deferred tax liability	3,084	3,146
Total Liabilities	115,570	96,973

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000 shares authorized, 75,351 and 74,909 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (note 13)	75	75
Additional paid-in capital	272,967	267,847
Accumulated other comprehensive income	123	614
Accumulated deficit	(44,811)	(51,490)
Total Stockholders’ Equity	228,354	217,046
Total Liabilities and Stockholders’ Equity	$343,924	$314,019

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Revenue (note 3)	$133,388	$50,035
Cost of revenue (note 2)	79,494	29,456
Gross profit	53,894	20,579

Selling and marketing expenses	31,597	11,959
General and administrative expenses	12,181	7,807
Total operating expenses	43,778	19,766

Income from operations	$10,116	$813

Other income/(expense)

Interest income on note receivable (note 6)	78	87
Interest on other obligations	(2)	(2)
Other miscellaneous income/(expense)	—	(12)
Foreign exchange gain/(loss)	(162)	(301)
Total other expense	(86)	(228)

Net income before income taxes	$10,030	$585

Income tax expense (Note 14)	3,351	—

Net income	$6,679	$585

Other comprehensive income:
Foreign currency translation gain/(loss)	(491)	(193)
Comprehensive Income	$6,188	$392

Income per share:
Basic	$0.09	$0.01
Diluted	$0.09	$0.01
Weighted average shares outstanding:
Basic	75,239	72,516
Diluted[1]	78,289	76,925

(1)
Please refer to Earnings Per Share section for further details.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2022

(In thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2021	74,909	$75	$267,847	$614	$(51,490)	$217,046
Share-based payment expense	—	—	4,310	—	—	4,310
Issuance of common stock pursuant to stock incentive plan - cashless	248	—	—	—	—	—
Issuance of common stock pursuant to stock incentive plan - cash	194	—	810	—	—	810
Foreign currency fluctuations	—	—	—	(491)	—	(491)
Net income	—	—	—	—	6,679	6,679
Balance at March 31, 2022	75,351	$75	$272,967	$123	$(44,811)	$228,354

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2021

(In thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2020	72,263	$72	$159,884	$(202)	$(55,427)	$104,327
Share-based payment expense	—	—	3,575	—	—	3,575
Issuance of common stock pursuant to stock incentive plan - cashless	88	—	—	—	—	—
Issuance of common stock pursuant to stock incentive plan - cash	235	1	716	—	—	717
Foreign currency fluctuations	—	—	—	(193)	—	(193)
Net income	—	—	—	—	585	585
Balance at March 31, 2021	72,586	$73	$164,175	$(395)	$(54,842)	$109,011

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$6,679	$585
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	245	108
Amortization	141	188
Bad debt expense	455	223
Inventory excess and obsolescence	2,596	754
Stock-based compensation expense	4,310	3,575
Un-realized exchange loss	85	—
Changes in operating assets and liabilities:
Accounts receivable-net	(34,420)	(9,234)
Inventories-net	4,531	(19,242)
Prepaid expenses and other current assets	3,513	(2,557)
Accounts payable and accrued expenses	17,742	12,113
Deferred tax-net	2,561	—
Deposits and other current liabilities	765	174
Change in right of use assets and lease obligation-net	(78)	(5)
Net cash (used in)/provided by operating activities	9,125	(13,318)

Cash flows from investing activities:
Proceeds from note receivable	—	1,876
Purchase of property and equipment	(742)	(698)
Net cash provided by/(used in) investing activities	(742)	1,178

Cash flows from financing activities:
Principal payments on finance lease obligations	(20)	(25)
Proceeds from exercise of stock options	810	716
Net cash provided by financing activities	790	691
Effect on exchange rate changes on cash	104	(165)
Net increase/(decrease) in cash	9,277	(11,614)
Cash at beginning of the period	16,255	43,248

Cash at end of the period	$25,532	$31,634
Supplemental cash flow disclosures:
Cash paid during period for:
Interest	$2	$2

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

(Tabular dollars in thousands, except per share amounts)

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

On February 7, 2018, the Company established Celsius Asia Holdings Limited, a Hong Kong corporation, as a wholly-owned subsidiary of the Company. On February 7, 2018 Celsius China Holdings Limited, a Hong Kong corporation, became a wholly-owned subsidiary of Celsius Asia Holdings Limited and on May 9, 2018, Celsius Asia Holdings Limited established Celsius (Beijing) Beverage Limited, a China corporation, as a wholly-owned subsidiary of Celsius Asia Holdings Limited.

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

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements and the accompanying notes should be read in conjunction with the Form 10-K filed for December 31, 2021. The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

Consolidation Policy — The accompanying consolidated financial statements include the accounts of Celsius Holdings, Inc. and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Significant Estimates — The preparation of consolidated financial statements and accompanying disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. Significant estimates include the allowance for doubtful accounts, allowance for inventory obsolescence, the useful lives of property and equipment, impairment of intangible assets & goodwill, valuation of stock-based compensation, and deferred tax asset valuation allowance.

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

Concentrations of Risk — Substantially all of the Company’s revenue derives from the sale of Celsius® functional energy drinks and liquid supplements.

The Company uses single supplier relationships for its raw materials purchases and filling capacity, which potentially subjects the Company to a concentration of business risk. If a supplier had operational problems or ceased making product available to the Company, operations could be adversely affected.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At March 31, 2022, the Company had approximately $24.6 million in excess of the Federal Deposit Insurance Corporation limit.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

(Tabular dollars in thousands, except per share amounts)

For the three months ended March 31, 2022, the Company had two customers which accounted for revenue concentrations more than 10 percent. Amazon and Costco accounted for approximately 10.3% and 17.5% of our revenue, respectively, for the three months ended March 31, 2022. For the three months ended March 31, 2021, the company had one customer which accounted for a revenue concentration more than 10%. Amazon accounted for 15.8% of revenue for the three months ended March 31, 2021. At March 31, 2022, Publix represented the only customer with a 10 percent or greater concentration of accounts receivable representing 10.7% of the accounts receivable balance. At December 31, 2021, the company had two customers with a 10 percent or greater concentration of accounts receivable. Amazon and Publix accounted for approximately 22.7% and 10.3% of our accounts receivable balance, respectively, at March 31, 2021.

Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company did not have any investments with maturities of three months or less.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2022 and December 31, 2021, there was an allowance for doubtful accounts of approximately $1.2 million and $0.8 million, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory allowance to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of an inventory item, then the inventory item will be included as part of the allowance during the period being evaluated. Inventory allowance pertains to excess and obsolete products and certain quality control costs. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). At March 31, 2022 and December 31, 2021, there was an inventory allowance for excess and obsolete products of $2.6 million and $2.6 million, respectively. The changes in the allowance are included in cost of revenue.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Impairment of Long-Lived Assets — In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairment charges during the three months ended March 31, 2022 and 2021.

Long-lived Asset Geographic Data

The following table sets forth long-lived asset information, which includes property and equipment and right-of-use assets and excludes goodwill and intangibles, where individual countries represent a significant portion of the total:

	March 31,	December 31,
	2022	2021
United States	$3,330	$3,043

Sweden	1,314	1,050
Finland	419	301
Long-lived assets related to foreign operations	1,733	1,351
Total long-lived assets-net	$5,063	$4,394

Goodwill — The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis as of October 1st, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. At March 31, 2022, there were no indicators of impairment.

Intangible assets — Intangible assets are comprised of customer relationships and brands acquired in a business combination. The Company amortizes intangible assets with a definitive life over their respective useful lives. Assets with indefinite lives are tested for impairment on an annual basis as of October 1st or more frequently if the Company believes indicators of impairment exist. At March 31, 2022, there were no indicators of impairment.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

(Tabular dollars in thousands, except per share amounts)

Revenue Recognition — The Company recognizes revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers.” The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control or title is transferred based on the commercial terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Product sales are recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling or marketing expense. Provisions for customer volume rebates are based on achieving a certain level of purchases and other performance criteria that are established on a situation basis. These rebates are estimated based on the expected amount to be provided to the customers and are recognized as a reduction of revenue. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Additionally, for any agreements which are 1 year or less, the practical expedient under ASC 340-40-25-4 is applied to expense contract acquisition costs when incurred if the amortization period of the contract asset would have otherwise been recognized in one year or less. Sales taxes and other similar taxes are excluded from revenue.

Customer Advances — From time to time the Company requires deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances liability within other current liabilities. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies. The Company had no customer advances as of March 31, 2022 or December 31, 2021, respectively.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred marketing and advertising expenses of approximately $14.5 million and $5.3 million, during the three months ended March 31, 2022 and 2021, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $0.1 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.

Foreign Currency Gain/Losses — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The foreign subsidiaries perform re-measurements of their assets and liabilities denominated in non-functional currencies on a periodic basis and the gain or losses from these adjustments are included in the Statement of Operations as foreign exchange gains or losses. For the three months ended March 31, 2022 exchange losses have amounted to approximately $0.2 million while during the three months ended March 31, 2021, we recognized foreign currency gains of approximately $0.3 million mainly related to fluctuations in exchange rates. Translation gain and losses that arise from the translation of net assets, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Other Comprehensive Income. The Company incurred foreign currency translation net loss during the three months ended March 31, 2022 of approximately $0.5 million and a net loss of approximately $0.2 million during the three months ended March 31, 2021. Our operations in different countries required that we transact in the following currencies:

Chinese-Yuan

Norwegian-Krone

Swedish-Krona

Finland-Euro

Fair Value of Financial Instruments — The carrying value of cash, accounts receivable, accounts payable, other current liabilities and accrued expenses approximate fair value due to their relative short-term maturity and market interest rates.

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

Other than those noted previously, the Company did not have any other assets or liabilities measured at fair value at March 31, 2022 and December 31, 2021.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

(Tabular dollars in thousands, except per share amounts)

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

Earnings per Share — Basic earnings per share are calculated by dividing net income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Refer to the below table for additional details (tabular dollars in thousands except per share amounts):

	For the three months ended March 31,
	2022	2021
Net income	$6,679	$585

Income per share:
Basic	$0.09	$0.01
Diluted	$0.09	$0.01
Weighted average shares outstanding:
Basic	75,239	72,516
Effect of dilutive shared based awards	3,050	4,409
Diluted	78,289	76,925

Share-Based Payments — The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017 (note 15). As of March 31, 2022, total shares available are 4.6 million.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

(Tabular dollars in thousands, except per share amounts)

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the three months ended March 31, 2022 and 2021 was approximately $3.2 million and $4.2 million, respectively.

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

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At March 31, 2022, the Company had an accumulated deficit of approximately $44.8 million which includes a net income available to common stockholders of approximately $6.7 million for three months ended March 31, 2022. During the three months ended March 31, 2022 the Company’s net cash provided by operating activities totaled approximately $9.1 million. As of March 31, 2021, the Company had an accumulated deficit of $54.8 million which includes a net income available to common stockholders of $0.6 million for the three months ended March 31, 2021. During the three months ended March 31, 2021 the Company’s net cash used in operating activities totaled approximately $13.3 million.

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

Correction of Immaterial Errors — During the third quarter of 2021, the company performed immaterial corrections to the previously reported consolidated financial statements related to the Func Foods acquisition in 2019. Goodwill increased by $3.7 million and deferred tax liabilities increased by $3.5 million attributable to tax implications of acquired intangible assets that had not been recorded in the purchase accounting treatment acquisition. The impact on the consolidated statements of operations and comprehensive income for the year ended December 31, 2021, resulted in a $0.2 million deferred tax benefit.

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

In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the misstatements and based on an analysis of quantitative and qualitative factors determined that the impact of the misstatement to its interim reporting periods ending June 30, 2021, and September 30, 2021, was material. Accordingly, the Company has restated its interim consolidated financial statements for the three- and six-months ended June 30, 2021, and three- and nine- months ended September 30, 2021, respectively, and included that restated financial information within our annual report for the period ending December 31, 2021.

3.
REVENUE

The Company recognizes revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers.” The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred, based on the commercial terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Product sales are recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

(Tabular dollars in thousands, except per share amounts)

for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling or marketing expense. Provisions for customer volume rebates are based on achieving a certain level of purchases and other performance criteria that are established on a situation basis. These rebates are estimated based on the expected amount to be provided to the customers and are recognized as a reduction of revenue. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Additionally, for any agreements which are 1 year or less, the practical expedient under ASC 340-40-25-4 is applied to expense contract acquisition costs when incurred if the amortization period of the contract asset would have otherwise been recognized in one year or less.

Information about the Company’s net sales by geographical location for the three months ended March 31, 2022 and 2021 is as follows:

	For the three months ended
	March 31,	March 31,
	2022	2021
North America	$123,473	$39,003
Europe	8,495	10,368
Asia	966	536
Other	454	128
Net sales	$133,388	$50,035

All of the Company’s North America revenue is derived from the United States, which is the Company’s country of domicile. Of the Company’s total foreign revenues of approximately $9.9 million and $11.0 million for the three months ended March 31, 2022 and 2021, respectively, Sweden represented the largest foreign portion of total consolidated revenue of approximately $5.8 million and $6.5 million for the three months ended March 31, 2022 and 2021 respectively.

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

The Company recognizes revenue from the agreement over time because the customer simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because of its ongoing efforts in providing the exclusive license rights including providing continuous access, updates and support. Total revenue recognized under the agreement was approximately $0.5 million for the three months ended March 31, 2022 and approximately $0.3 million for the three months ended March 31, 2021, which is reflected in the revenues from Asia.

4.
INVENTORIES

Inventories consist of the following at:

	March 31,	December 31,
	2022	2021
Finished goods	$106,380	$123,594
Raw Materials	80,310	70,201
Less: Inventory allowance for excess and obsolete products	(2,596)	(2,573)
Inventories	$184,094	$191,222

5.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total approximately $10.0 million and $13.6 million at March 31, 2022 and December 31, 2021, respectively, consist mainly of prepaid advances to co-packers related to inventory production, advertising, prepaid insurance, prepaid slotting fees, value added tax payments and deposits on purchases.

6.
NOTE RECEIVABLE

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

(Tabular dollars in thousands, except per share amounts)

Note receivable consists of the following at:

	March 31,	December 31,
	2022	2021
Note receivable-current	$5,833	$2,588
Note receivable-non-current	3,888	7,117
Total Note receivable	$9,721	$9,705

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

Scheduled principal payments plus accrued interest are due annually on March 31 of each year starting in 2020. The note receivable is recorded at amortized cost and accrues interest at a rate per annum equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. On June 12, 2020, it was agreed to fix the interest rate at 3.21% which reflected the weighted average interest rate for the 5-year period of the Note. For the three months ended March 31, 2022 and 2021, interest income was approximately $0.1 million and $0.1 million, respectively.

The Company assesses the note receivable for impairment at each reporting period, by evaluating whether it is probable that the Company will be unable to collect all the contractual principal and interest payments as scheduled in the Note agreement, based on historical experience of Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At March 31, 2022, the Note was not deemed to be impaired. Payment in-full has been received in April 2022 pertaining to the amounts due on March 31, 2022.

As collateral for the Note, a stock certificate in Celsius Holdings, Inc., which amounts to 97,830 of shares owned by an affiliate under common control with Qifeng is being held at a brokerage account. These shares were originally issued on April 20, 2015 via a private transaction which involved Risejoy Services Limited an affiliate under the common control of Qifeng, our Chinese licensee. Furthermore, a letter of guarantee was executed with several restrictions regarding these shares. These shares serve only as collateral and is a component of management’s consideration when evaluating impairment indicators.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

(Tabular dollars in thousands, except per share amounts)

The future annual minimum lease payments required under the Company’s operating and finance lease liabilities as of March 31, 2022 are as follows:

	Operating	Finance
Future minimum lease payments	Leases	Leases	Total
2022	$461	$117	$578
2023	570	67	637
2024	190	22	212
2025	10	83	93
2026	—	5	5
Total future minimum lease payments	1,231	294	1,525
Less: Amount representing interest	(65)	(15)	(80)
Present value of lease liabilities	1,166	279	1,445
Less: current portion	(569)	(141)	(710)
Long-term portion	$597	$138	$735

8.
PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31,	December 31,
	2022	2021
Merchandising equipment - coolers	$3,561	$3,052
Office Equipment	968	891
Vehicles	456	304
Less: accumulated depreciation	(1,283)	(1,067)
Total	$3,702	$3,180

Depreciation expense amounted to $0.2 million and $0.1 million for the three months ended March 30, 2022 and 2021, respectively.

9.
GOODWILL AND INTANGIBLES

At March 31, 2022 and December 31, 2021, goodwill consists of approximately $14.2 million and $14.5 million, respectively resulting from the excess of the consideration paid over the fair value of net tangible and intangible assets acquired from the Func Food Acquisition.

Intangible assets consist of acquired customer relationships and brands from the Func Food Acquisition. The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2022 and December 31, 2021, respectively, were as follows:

	March 31,	December 31,
	2022	2021
Definite-lived intangible assets
Customer relationships	$13,965	$14,248
Less: accumulated amortization	(1,257)	(1,140)
Definite-lived intangible assets, net	$12,708	$13,108

Indefinite-lived intangible assets
Brands	$3,130	$3,193
Total Intangibles	$15,838	$16,301

Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life. Amortization expense for the three months ended March 31, 2022 and 2021 was approximately $0.1 million and $0.2 million, respectively, and is reflected in general and administrative expenses.

Other fluctuations in the amounts of goodwill and intangible assets are due to currency translation adjustments.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

(Tabular dollars in thousands, except per share amounts)

The following is the future estimated annualized amortization expense related to customer relationships:

As of March 31, 2022:
2022	$417
2023	559
2024	559
2025	559
2026	559
Thereafter	10,055
Total	$12,708

10.
ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31,	December 31,
	2022	2021
Accounts payable	$50,541	$35,821
Promotional allowances	31,227	19,037
Freight	12,512	15,872
Accrued expenses	12,769	15,311
Unbilled purchases	2,258	5,438
Total	$109,307	$91,479

11.
OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at:

	March 31,	December 31,
	2022	2021
Other Liabilities-State Beverage Container Deposit	$1,734	$976
Total	$1,734	$976

12.
RELATED PARTY TRANSACTIONS

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our major shareholders. The current lease expires on January 2024 with monthly base rent of $24,494.

13.
STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to exercise of stock options and other awards

During the three months ended March 31, 2022, the Company issued an aggregate of 442,694 shares of its common stock pursuant to the exercise of grants under the Company’s Stock Incentive Plans. The Company received aggregate proceeds of $0.8 million for 194,338 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

During the three months ended March 31, 2021, the Company issued an aggregate of 322,858 shares of its common stock pursuant to the exercise of grants under the Company’s Stock Incentive Plans. The Company received aggregate proceeds of approximately $0.7 million for 234,546 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

(Tabular dollars in thousands, except per share amounts)

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

14.
INCOME TAXES

The effective income tax rate was 33.6% for the three months ended March 31, 2022. The effective income tax rate differed from the statutory federal income tax rate of 21% primarily due to the impact of disallowed stock-based compensation expense and state income tax expense.

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

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5,000,000 shares. In addition, there is a provision for an annual increase of 15% of the shares pertaining to the 2015 plan that are outstanding as of the last day of the prior year. As of March 31, 2022, approximately 4.6 million shares are available.

Under the 2015 Stock Incentive Plan, the Company has issued options to purchase approximately 3.4 million shares at an average price of $7.68 with a fair value of $161.0 million. For the three months ended March 31, 2022 and 2021, the Company issued options to purchase nil and 303,750 shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the three months ended March 31, 2022 and 2021, the Company recognized an expense of approximately $4.3 million and $3.6 million, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by the fair value of the restricted stock unit price on the day of issuance or through application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of March 31, 2022 the Company had approximately $6.6 million of unrecognized pre-tax non-cash compensation expense related to options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 1.7 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. The maximum contractual term of the Company's stock options is 10 years. The Company recognizes forfeitures as they occur. There are options to purchase approximately 3.4 million shares that have vested as of March 31, 2022.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Three months ended March 31,
	2022	2021
Expected volatility	69.2% - 81.1%	69.18%-81.11%
Expected term	4.5 - 5.0 Years	4.49-5.00 Years
Risk-free interest rate	0.3% - 1.4%	0.32% - 1.39%
Forfeiture Rate	0.0%	0.0%

The expected volatility was determined with reference to the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

(Tabular dollars in thousands, except per share amounts)

that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

A summary of the status of the Company’s outstanding stock options as of March 31, 2022 and changes during the periods ending on that date is as follows:

		Weighted Average			Weighted
	Shares	Exercise	Grant Date Fair	Aggregate Intrinsic	Average Remaining
	(000’s)	Price	Value	Value (000’s)	Term (Yrs)
Options
At December 31, 2021	3,600	$7.47		$241,515	6.37
Granted	—	$—	$—
Exercised	(209)	$4.02	$48.44	$80,500
Forfeiture and cancelled	(1)	$4.66
At March 31, 2022	3,390	$7.68		161,015	6.26
Exercisable at March 31, 2022	2,560	$5.59		$126,964	5.78

The following table summarizes information about employee stock options outstanding at March 31, 2022:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Averaged	Averaged	at	Averaged	Averaged
Exercise	March 31,	Remaining	Exercise	March 31,	Exercise	Remaining
Price	2022 (000’s)	Life	Price	2022 (000’s)	Price	Life
$0.20 - $0.53	20	1.84	$0.34	20	$0.34	1.84
$0.65 - $1.80	100	2.91	$1.05	100	$1.05	2.91
$1.83 - $2.84	107	3.78	$1.97	107	$1.97	3.78
$3.20 - $6.20	2,783	6.18	$4.16	2,208	$4.21	5.87
$7.20-$60.00	380	8.68	$37.15	125	$37.33	8.69
Outstanding options	3,390	6.26	$7.68	2,560	$5.59	5.78

As of March 31, 2022, the Company had approximately $6.6 million of unrecognized pre-tax non-cash compensation expense related to options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 1.7 years.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holders of a restricted stock award are generally entitled after the release to transact and obtain the same rights as rights of a shareholder of the Company, including the right to vote the shares. The holders of unvested restricted stock awards do not have the same rights as shareholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The value of restricted stock awards that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended March 31, 2022 and 2021 is presented in the following table:

	For the three months ended
	March 31, 2022		March 31, 2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares (000's)	Fair Value	Shares (000's)	Fair Value
Unvested at beginning of period	0.2	$14.72	66	$28.11
Transfers to restricted stock units	—	—	(46)	34.02
Granted	—	—	—	—
Vested	—	—	—	22.30
Forfeiture and cancelled	—	—	—	—
Unvested at end of period	0.2	$14.72	20	$14.72

The total fair value of shares vested during the three months ended March 31, 2022 and 2021 was immaterial. Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of March 31, 2022 was approximately $0.0 million and is expected to

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

(Tabular dollars in thousands, except per share amounts)

be expensed over the next 0.3 years. Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of March 31, 2021 was $0.2 million.

Restricted Stock Units

Restricted stock units are awards that give the holder the right to receive one share of common stock for each restricted stock unit upon meeting service-based vesting conditions (typically annual vesting in three equal annual installments, with a requirement that the holder remains in the continuous employment of the Company). The holders of unvested units do not have the same rights as stockholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The value of restricted stock units that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock unit activity for the three months ended March 31, 2022 and 2021 is presented in the following table:

	For the three months ended
	March 31, 2022		March 31, 2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares (000's)	Fair Value	Shares (000's)	Fair Value
Unvested at beginning of period	566	$52.66	—	$—
Transfers from restricted stock awards	—	—	46	34.02
Granted	189	74.57	468	50.56
Vested	(111)	51.10	—	—
Forfeited and cancelled	(18)	54.88	(10)	50.31
Unvested at end of period	626	$59.50	$504	$49.06

The total fair value of shares vested during the three months ended March 31, 2022 was $5.6 million, respectively. Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of March 31, 2022 and 2021 was $29.7 million and $22.8 million, respectively, and is expected to be expensed over the next 2.4 years.

Stock-based Awards Issued to Non-employee Consultants

The Company issues stock-based awards to third-party consultants for providing marketing, sales, and general business development services related to Celsius products. The stock-based awards are in the form of restricted stock units with performance vesting conditions (“performance stock units” or “PSUs”). The holders of unvested PSUs do not have the same rights as stockholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The PSU performance vesting conditions are linked to the consultants obtaining specified incremental earnings for the Company in a given year over the performance vesting period, typically five years. The fair value of PSUs is based on the market price of the underlying stock on the grant date. The Company recognizes compensation cost for performance stock awards issued to non-employees in the same manner and periods as though cash had been paid for services received. A summary of the Company’s PSU activity for the three months ended March 31, 2022 and 2021 is presented in the following table:

For the three months ended
	March 31, 2022		March 31, 2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares (000's)	Fair Value	Shares (000's)	Fair Value
Unvested at beginning of period	15	$64.65	—	$—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited and cancelled	—	—	—	—
Unvested at end of period	15	$64.65	$—	$—

The total fair value of shares vested during the three months ended March 31, 2022 was $0.1 million. Unrecognized compensation expense related to outstanding PSUs issued to non-employee consultants as of March 31, 2022 was approximately $0.9 million and is expected to be expensed over the next 4.3 years.

Modifications

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

(Tabular dollars in thousands, except per share amounts)

There were certain Board of Directors members and employees whose service was terminated during 2021. In connection with their terminations, the vesting conditions of the previously granted awards were modified to accelerate the vesting of specified un-vested awards pursuant to Board resolutions or severance agreements. Pursuant ASC 718, these were Type III modifications requiring re-valuation of un-vested awards to modification date fair value with recognition of compensation expense over the remaining service period. There were no modifications for the three month periods ending March 31, 2022 and March 31, 2021.

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

On January 8, 2021, we received a letter from the SEC Division of Enforcement seeking the production of documents in connection with a non-public fact-finding inquiry by the SEC to determine whether violations of the federal securities laws have occurred. On August 20, 2021, the SEC issued a subpoena for production of documents in connection with the matter. Neither the January 8, 2021 SEC letter nor the August 20, 2021 subpoena means that the SEC has concluded that the Company or anyone else has violated the federal securities laws. We have cooperated and will continue to cooperate with the SEC staff in its investigation and requests. At this time, however, we cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations.

On March 12, 2022, Christian McCallion filed a putative class action lawsuit against the Company in the United States District Court for the Southern District of Florida. Plaintiff McCallion asserts that because of Celsius’ delay in filing its Annual Report on Form 10-K for the year ended December 31, 2021, there was a decline in the market value of the Company’s securities Plaintiff and as a result, Class members have suffered significant losses and damages. As the Company has previously disclosed in its periodic reports filed with the SEC, prior to filing an application for an automatic fifteen (15) day extension of the original filing date, the Company experienced staffing limitations, unanticipated delays and identified material errors in previous filings. Celsius has not committed any federal securities violations or made false and/or misleading statements and/or material omissions as alleged in the complaint. The Company intends to contest the claims vigorously on the merits.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without Cause. Cause has been defined in various ways. It is management’s belief that no such agreement has created any liability as of March 31, 2022.

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

Our core offerings include pre- and post-workout functional energy drinks, as well as protein bars. Our flagship functional energy drink and liquid supplement brands are backed by science, being clinically proven to deliver health benefits by six self-funded studies published in various journals including the Journal of the International Society of Sports Nutrition, the Journal of the American College of Nutrition, and the Journal of Strength and Conditioning Research. These studies have concluded that a single serving of Celsius burns 100-140 calories (by increasing a consumer’s resting metabolism an average of 12%, while providing sustained energy for up to three hours).

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenue

For the three months ended March 31, 2022, revenue was approximately $133.4 million, an increase of $83.4 million or 167% from $50.0 million for the three months ended March 31, 2021. Approximately 101% of this growth was as a result of increased revenues from North America, where first quarter 2022 revenues were $123.5 million, an increase of $84.5 million or 217% from the 2021 quarter. The balance of the revenues for the 2022 quarter were mainly attributable to European revenues of $8.5 million, which were slightly below the prior year quarter primarily due to foreign exchange rates and timing. Asian revenues (which include royalty revenues from our China licensee) contributed an additional approximately $1.0 million, an increase of 80% from approximately $0.5 million for the prior year quarter, which include increases in royalties payable under our licensing agreement. Other international markets generated approximately $0.5 million in revenues during the three months ended March 31, 2022, an increase of $0.3 million or 255% from $0.1 million for the prior year quarter.

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

The following table sets forth the amount of revenues by category and changes therein for the three months ended March 31, 2022 and March 31, 2021 (dollars in thousands):

	Three months ended March 31,
Revenue Source	2022	2021	Change
Total Revenue	$133,388	$50,035	166.6%

North American Revenue	$123,473	$39,003	216.6%

European Revenue	$8,495	$10,368	(18.1)%

Asian Revenue	$966	$536	80.2%

Other	$454	$128	254.7%

Gross profit

For the three months ended March 31, 2022, gross profit increased by approximately $33.3 million or 162% to $53.9 million, from $20.6 million for the three months ended March 31, 2021. Gross profit margins reflected a decrease to 40.4% for the three months ended March 31, 2022 from 41.1% for the 2021 quarter. The increase in gross profit dollars is related to increases in volume, while the decrease in gross profit margins is mainly related to higher raw material costs (particularly aluminum cans), ocean freight costs, transportation costs and repackaging costs.

We estimate that the increase in gross profit dollars of approximately $33.3 million from the 2021 quarter to the 2022 quarter, included $34.3 million related to volume increases, as well as an unfavorable cost impact of approximately $0.9 million and unfavorable currency impact of $0.1 million.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2022 were approximately $31.6 million, an increase of approximately $19.6 million or 164% from approximately $12.0 million for the three months ended March 31, 2021. This increase was primarily attributable to higher marketing investment activities, which resulted in an increase of $9.1 million when compared to the prior year quarter. Additionally, employee costs increased by approximately $1.4 million from the year ago quarter as we continue to invest in this area in order to have the proper infrastructure to support our growth. Lastly, storage and distribution expenses as well as broker costs accounted for the remainder of the increase in this area in the amount of $9.1 million from the 2021 quarter to the 2022 quarter.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2022 were approximately $12.2 million, an increase of $4.4 million or 56%, from $7.8 million for the three months ended March 31, 2021. This increase was primarily attributable to stock option expense which amounted to $4.3 million for the three months ended March 31, 2022, an increase of $0.7 million which accounts for 17.8% of the total increase in this area when compared to the prior year quarter. Management deems it very important to motivate employees by providing them ownership in the business in order to promote over performance which translates into the continued success of our business based on key performance attributes. Additionally, employee costs for the three months ended March 31, 2022 reflect an increase of $1.2 million or 76.2%, as investments in this area are also required to properly support our higher business volume and the commercial and operational areas of the business, as well as travel expenses are now being incurred. Administrative expenses amounted to $4.5 million or an increase of $2.4 million or 116%, when compared to the prior year quarter. The additional administrative expenses are mainly related to an increase in bad debt reserve of $0.2 million and increases in audit costs, legal expenses, insurance costs and office rent account for the majority of the remaining fluctuation of $2.2 million. Depreciation and amortization increased by approximately $0.1 million when compared to the prior year quarter. Lastly, all other administrative expenses which were mainly composed of research, development and quality control testing, decreased by approximately $0.1 million from to the first quarter of 2021.

Other income/(expense)

Total net other expense for the three months ended March 31, 2022 is mainly related to foreign currency exchange which is offset by interest and non-operating income.

Net Income

Net income for the three months ended March 31, 2022 was $6.7 million or $0.09 per share based on a weighted average of 75,239,292 shares outstanding and dilutive earnings per share of $0.09 based on a fully-dilutive weighted average of 78,289,228 shares outstanding, which includes the dilutive impact share-based awards of 3,049,936 shares. In comparison, for the three months ended March 31, 2021, the Company had net income of approximately $0.6 million or $0.01 per share, based on a weighted average of 72,516,296 shares outstanding and a dilutive earnings per share of $0.01 based on a fully-dilutive weighted average of 76,925,484 shares outstanding.

Liquidity and Capital Resources

As of March 31, 2022, and December 31, 2021, we had cash of approximately $25.5 million and $16.3 million, respectively, and working capital of approximately $186.5 million and $169.2 million, respectively.

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

Cash flows used in operating activities

Cash flows provided by operating activities totaled approximately $9.1 million for the three months ended March 31, 2022, which compares to $13.3 million net cash used in operating activities for the three months ended March 31, 2021. The approximately $22 million increase in cash generation was driven by an increase in net income and improvements in working capital. Working capital improvements were driven primarily by the stabilization of our inventory as we have established optimal levels to service the demand of our product as well as timing of accounts payable, offset in part by increases of accounts receivable driven by the significant growth in our business.

Cash flows used in investing activities

Cash flows used in investing activities totaled approximately $0.7 million for the three months ended March 31, 2022, which compares to cash provided by investing activities of $1.2 million for the three months ended March 31, 2021. The decrease in the cash provided by investing activities when compared to the 2021 period was primarily due to the timing of payment on our note receivable, as we received payment on our note receivable of approximately $2.6 million in April 2022.

Cash flows provided by financing activities

Cash flows provided by financing activities totaled approximately $0.8 million for the three months ended March 31, 2022, which compares to cash provided by financing activities of $0.7 million for the three months ended March 31, 2021. The increase of cash provided by financing activities is mainly related to the net proceeds of $0.8 million from stock exercises.

Off Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we had no off-balance sheet arrangements.

Item 3. Quantitative Disclosures About Market Risks.

In the normal course of business our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in commodity and other input prices affecting the costs of our raw materials (including, but not limited to, increases in the costs of the price of aluminum cans, sucralose and other sweeteners, as well as other raw materials contained within our products). We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. We are also subject to market risks with respect to the cost of commodities and other inputs because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and generally do not hedge against fluctuations in commodity prices.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and our Chief Financial Officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We identified material weaknesses as of December 31, 2021 in our internal controls over financial reporting, which were not fully remedied as of March 31, 2022. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As a result of these material weaknesses, we concluded that internal controls over the following areas were not effective as of December 31, 2021 and were not fully remedied as of March 31, 2022.

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

To address the issues associated with our material weaknesses as described above, management is re-assessing the design of controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including but not limited to, (a) enhancing monitoring and oversight controls in the application of U.S. GAAP guidance pertaining to modifications of share-based payments, (b) hiring additional accounting and IT personnel with appropriate technical skillsets, (c) improving consistency in change management supported by standard operating procedures to govern the authorization, testing and approval of changes to information technology systems supporting all of the Company’s internal control processes, (d) enhancing design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures and financial reporting controls, and (e) implementing appropriate timely review and oversight responsibilities within the accounting and financial reporting functions. However, as of March 31, 2022, the identified material weaknesses were not fully remedied.

Changes in Internal Controls Over Financial Reporting

During the first quarter of 2022, we have been implementing and will aggressively continue to implement changes that are both organizational and process-focused to improve the control environment. We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal controls over financial reporting, information technology general controls as well as our controls around share-based payments, and over time, will address the material weakness noted as of December 31, 2021. These remedial measures were considered changes to our internal control environment which had a material effect on internal control over financial reporting. However, because certain of the remedial actions have only recently been undertaken and others will occur over the next several months, we have concluded that our controls and procedures in the areas listed above were not effective as of March 31, 2022. We will not be able to conclude that the material weaknesses have been eliminated until the completion of the December 31, 2022 annual report on form 10-K.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On March 12, 2022, Christian McCallion filed a putative class action lawsuit against the Company in the United States District Court for the Southern District of Florida. Plaintiff McCallion asserts that because of Celsius’ delay in filing its Annual Report on Form 10-K for the year ended December 31, 2021, there was a decline in the market value of the Company’s securities Plaintiff and as a result, Class members have suffered significant losses and damages. As the Company has previously disclosed in its periodic reports filed with the SEC, prior to filing an application for an automatic fifteen (15) day extension of the original filing date, the Company experienced staffing limitations, unanticipated delays and identified material errors in previous filings. Celsius has not committed any federal securities violations or made false and/or misleading statements and/or material omissions as alleged in the complaint. The Company intends to contest the claims vigorously on the merits.

In addition to other matters previously reported in our periodic reports filed under the Securities Exchange Act of 1934, as amended, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 1.A. Risk Factors

See “Item 1.A. Risk Factors.” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

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

CELSIUS HOLDINGS, INC.

Dated: May 10, 2022	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2022	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)