Form 10-Q
period 2022-06-30
Celsius Holdings, Inc.
filed 2022-08-09
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 9, 2022 was 75,640,924 shares.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Celsius Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$60,031	$16,255
Accounts receivable-net (note 2)	66,195	38,741
Note receivable-current (note 6)	3,066	2,588
Inventories-net (note 4)	162,138	191,222
Prepaid expenses and other current assets (note 5)	12,298	13,555
Total current assets	303,728	262,361

Note receivable (note 6)	3,679	7,117
Property and equipment-net (note 8)	5,135	3,180
Deferred tax asset (note 14)	7,686	9,019
Right of use assets-operating leases (note 7)	954	1,128
Right of use assets-finance leases (note 7)	180	86
Other long-term assets	264	300
Intangibles (note 9)	14,689	16,301
Goodwill (note 9)	13,323	14,527
Total Assets	$349,638	$314,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 10)	$102,416	$91,479
Lease liability obligation-operating leases (note 7)	556	512
Lease liability obligation-finance leases (note 7)	101	157
Other current liabilities (note 11)	2,761	976
Total current liabilities	105,834	93,124

Long-term liabilities:
Lease liability obligation-operating leases (note 7)	420	658
Lease liability obligation-finance leases (note 7)	138	45
Deferred tax liability	2,886	3,146
Other long-term liabilities	487	—
Total Liabilities	109,765	96,973

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000 shares authorized, 75,622 and 74,909 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (note 13)	76	75
Additional paid-in capital	277,623	267,847
Accumulated other comprehensive income (loss)	(2,173)	614
Accumulated deficit	(35,653)	(51,490)
Total Stockholders’ Equity	239,873	217,046
Total Liabilities and Stockholders’ Equity	$349,638	$314,019

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue (note 3)	$154,020	$65,073	$287,408	$115,108
Cost of revenue (note 2)	94,701	36,824	174,195	66,280
Gross profit	59,319	28,249	113,213	48,828

Selling and marketing expenses	32,475	15,531	64,072	27,490
General and administrative expenses	14,414	12,300	26,595	20,106
Total operating expenses	46,889	27,831	90,667	47,596

Income from operations	$12,430	$418	$22,546	$1,232

Other income/(expense)

Interest income on note receivable (note 6)	55	76	133	163
Interest on other obligations	(3)	(1)	(4)	(3)
Other miscellaneous income	—	109	—	97
Foreign exchange gain/(loss)	(514)	178	(676)	(123)
Total other income (expense)	(462)	362	(547)	134

Net income before income taxes	$11,968	$780	$21,999	$1,366

Income tax expense (Note 14)	2,810	—	6,161	—

Net income	$9,158	$780	$15,838	$1,366

Other comprehensive income:
Foreign currency translation gain/(loss)	(2,296)	277	(2,787)	84
Comprehensive Income	$6,862	$1,057	$13,051	$1,450

Income per share:
Basic	$0.12	$0.01	$0.21	$0.02
Diluted	$0.12	$0.01	$0.20	$0.02
Weighted average shares outstanding:
Basic	75,451	73,159	75,472	73,655
Diluted[1]	78,372	77,238	78,397	77,658

(1)
Refer to Earnings Per Share section for further details.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2021	74,909	$75	$267,847	$614	$(51,490)	$217,046
Share-based payment expense	—	—	4,310	—	—	4,310
Issuance of common stock pursuant to stock incentive plan - cashless	248	—	—	—	—	—
Issuance of common stock pursuant to stock incentive plan - cash	194	—	810	—	—	810
Foreign currency fluctuations	—	—	—	(491)	—	(491)
Net income	—	—	—	—	6,679	6,679
Balance at March 31, 2022	75,351	$75	$272,967	$123	$(44,811)	$228,354
Share-based payment expense	—	—	4,207	—	—	4,207
Issuance of common stock pursuant to stock incentive plan - cashless	99	—	—	—	—	—
Issuance of common stock pursuant to stock incentive plan - cash	172	1	449	—	—	450
Foreign currency fluctuations	—	—	—	(2,296)	—	(2,296)
Net income	—	—	—	—	9,158	9,158
Balance at June 30, 2022	75,622	$76	$277,623	$(2,173)	$(35,653)	$239,873

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2020	72,263	$72	$159,884	$(202)	$(55,427)	$104,327
Share-based payment expense	—	—	3,575	—	—	3,575
Issuance of common stock pursuant to stock incentive plan - cashless	88	—	—	—	—	—
Issuance of common stock pursuant to stock incentive plan - cash	235	1	716	—	—	717
Foreign currency fluctuations	—	—	—	(193)	—	(193)
Net income	—	—	—	—	585	585
Balance at March 31, 2021	72,586	$73	$164,175	$(395)	$(54,842)	$109,011
Share-based payment expense	—	—	7,202	—	—	7,202
Issuance of common stock pursuant to stock incentive plan - cashless	316	—	—	—	—	—
Issuance of common stock pursuant to stock incentive plan - cash	435	—	1,799	—	—	1,799
Issuance of common stock from capital raise	1,134	1	67,768	—	—	67,769
Foreign currency fluctuations	—	—	—	277	—	277
Net income	—	—	—	—	780	780
Balance at June 30, 2021	74,471	$74	$240,944	$(118)	$(54,062)	$186,838

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$15,838	$1,366
Adjustments to reconcile net income to net cash /provided/(used in) by operating activities:
Depreciation	556	178
Amortization	275	375
Bad debt expense	466	855
Inventory excess and obsolescence	331	1,260
Stock-based compensation expense	8,517	10,777
Un-realized exchange loss	602	—
Changes in operating assets and liabilities:
Accounts receivable-net	(27,920)	(18,267)
Inventories-net	28,753	(46,683)
Prepaid expenses and other current assets	1,257	(8,118)
Accounts payable and accrued expenses	10,336	27,579
Deferred tax-net	1,072	—
Other current liabilities	1,820	340
Change in right of use assets and lease obligation-net	(95)	8
Other long-term liabilities	488	—
Net cash provided by/(used in) operating activities	42,296	(30,330)

Cash flows from investing activities:
Proceeds from note receivable	2,592	1,876
Purchase of property and equipment	(2,456)	(1,216)
Net cash provided by investing activities	136	660

Cash flows from financing activities:
Principal payments on finance lease obligations	(37)	(50)
Proceeds from capital raise	—	67,769
Proceeds from exercise of stock options	1,260	2,515
Net cash provided by financing activities	1,223	70,234
Effect on exchange rate changes on cash	121	(24)
Net increase in cash	43,776	40,540
Cash at beginning of the period	16,255	43,248

Cash at end of the period	$60,031	$83,788
Supplemental cash flow disclosures:
Cash paid during period for:
Taxes	$2,100	$—
Interest	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

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

Significant Estimates — The preparation of consolidated financial statements and accompanying disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. Significant estimates include the allowance for doubtful accounts, allowance for inventory obsolescence, promotional allowance, the useful lives of property and equipment, impairment of intangible assets & goodwill, valuation of stock-based compensation, and deferred tax asset valuation allowance.

Segment Reporting — Operating segments are defined as components of an enterprise that engage in business activities, have discrete financial information, and whose operating results are regularly reviewed by the chief operating decision maker ("CODM") to make decisions about allocating resources and to assess performance. Even though we have operations in several geographies, we operate as a single enterprise. Our operations and strategies are centrally designed and executed given that our geographical components are very similar. Our CODM, the CEO, reviews operating results primarily from a consolidated perspective, and makes decisions and allocates resources based on that review. The reason our CODM focuses on consolidated results in making decisions and allocating resources is because of the significant economic interdependencies between our geographical operations and the Company’s U.S. entity.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At June 30, 2022, the Company had approximately $60.0 million in excess of the Federal Deposit Insurance Corporation limit.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

For the six months ended June 30, 2022, the Company had one customer which accounted for revenue concentrations more than 10 percent. Costco accounted for approximately 16.6% of our revenue for the six months ended June 30, 2022. For the six months ended June 30, 2021, the company had one customer which accounted for a revenue concentration more than 10%. Amazon accounted for 10.0% of revenue for the six months ended June 30, 2021. At June 30, 2022, Amazon represented the only customer with a 10 percent or greater concentration of accounts receivable representing 10.0% of the accounts receivable balance. At December 31, 2021, the company had two customers with a 10 percent or greater concentration of accounts receivable. Amazon and Publix accounted for approximately 22.7% and 10.3% of our accounts receivable balance, respectively, at December 31, 2021.

Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2022 and December 31, 2021, the Company did not have any investments with original maturities of three months or less.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2022 and December 31, 2021, there was an allowance for doubtful accounts of approximately $1.2 million and $0.8 million, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory allowance to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of an inventory item, then the inventory item will be included as part of the allowance during the period being evaluated. Inventory allowance pertains to excess and obsolete products and certain quality control costs. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). At June 30, 2022 and December 31, 2021, there was an inventory allowance for excess and obsolete products of $2.9 million and $2.6 million, respectively. The changes in the allowance are included in cost of revenue.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Impairment of Long-Lived Assets — In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairment charges during the six months ended June 30, 2022 and 2021.

Long-lived Asset Geographic Data — The following table sets forth long-lived asset information, which includes property and equipment and right-of-use assets and excludes goodwill and intangibles, where individual countries represent a significant portion of the total:

	June 30,	December 31,
	2022	2021
United States	$4,633	$3,043

Sweden	1,267	1,050
Finland	369	301
Long-lived assets related to foreign operations	1,636	1,351
Total long-lived assets-net	$6,269	$4,394

Goodwill — The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis as of October 1st, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. At June 30, 2022, there were no indicators of impairment.

Intangible assets — Intangible assets are comprised of customer relationships and brands acquired in a business combination. The Company amortizes intangible assets with a definitive life over their respective useful lives. Assets with indefinite lives are tested for impairment on an annual basis as of October 1st or more frequently if the Company believes indicators of impairment exist. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess carrying value over its fair value. At June 30, 2022, there were no indicators of impairment.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

Revenue Recognition — The Company recognizes revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers.” The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control or title is transferred based on the commercial terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Product sales are recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling or marketing expense. Provisions for customer volume rebates are based on achieving a certain level of purchases and other performance criteria that are established on a situation basis. These rebates are estimated based on the expected amount to be provided to the customers and are recognized as a reduction of revenue. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Additionally, for any agreements which are 1 year or less, the practical expedient under ASC 340-40-25-4 is applied to expense contract acquisition costs when incurred if the amortization period of the contract asset would have otherwise been recognized in one year or less. Sales taxes and other similar taxes are excluded from revenue. Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

The Company receives payments from certain distributors in new territories as reimbursement for contract termination costs paid to the prior distributors in those territories. Amounts received pursuant to these new and/or amended distribution agreements entered into with certain distributors relating to the costs associated with terminating the Company’s prior distributors, are accounted for as deferred revenue and recognized ratably over the anticipated life of the respective distribution agreements. Termination charges related to certain of the Company’s prior distributors are included in operating expenses upon termination. The Company recognized termination expenses of $0.8 million and $0.8 million for the three and six month periods ended June 30, 2022. Termination expenses was immaterial for the three and six month periods ended June 30, 2021.

Deferred Revenue — Amounts received from certain distributors at inception of their distribution contracts are accounted for as deferred revenue. As of June 30, 2022, the Company had $0.6 million of deferred revenue, which is included in other current and long-term liabilities within the consolidated balance sheets. As of December 31, 2021, the Company did not have any deferred revenue related to contract liabilities. During the three and six months ended June 30, 2022, an immaterial amount of deferred revenue was recognized in net sales. There was no deferred revenue recognized in net sales during 2021.

Customer Advances — From time to time the Company requires deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances liability within other current liabilities. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies. The Company had no customer advances as of June 30, 2022 or December 31, 2021, respectively.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred marketing and advertising expenses of approximately $29.3 million and $12.6 million, during the six months ended June 30, 2022 and 2021, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of $0.2 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively.

Foreign Currency Gain/Losses — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The foreign subsidiaries perform re-measurements of their assets and liabilities denominated in non-functional currencies on a periodic basis and the gain or losses from these adjustments are included in the Statement of Operations as foreign exchange gains or losses. For three months ended June 30, 2022 exchange losses have amounted to approximately $0.5 million while during the three months ended June 30, 2021, we recognized foreign currency gains of approximately $0.2 million mainly related to fluctuations in exchange rates. For the six months ended June 30, 2022 exchange losses have amounted to approximately $0.7 million while during the six months ended June 30, 2021, we recognized foreign currency losses of approximately $0.1 million mainly related to fluctuations in exchange rates. Translation gain and losses that arise from the translation of net assets, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Other Comprehensive Income. The Company incurred foreign currency translation net loss during the three months ended June 30, 2022 of approximately $2.3 million and a net gain of approximately $0.3 million during the three months ended June 30, 2021. The Company incurred foreign currency translation net loss during the six months ended June 30, 2022 of approximately $2.8 million and a net gain of approximately $0.1 million n during the six months ended June 30, 2021. Our operations in different countries required that we transact in the following currencies:

Chinese-Yuan

Norwegian-Krone

Swedish-Krona

Finland-Euro

Fair Value of Financial Instruments — The carrying value of cash, accounts receivable, accounts payable, other current liabilities and accrued expenses approximate fair value due to their relative short-term maturity and market interest rates.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

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

Other than those noted previously, the Company did not have any other assets or liabilities measured at fair value at June 30, 2022 and December 31, 2021.

Income Taxes — The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach require the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. The Company follows the provisions of the ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.

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

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income	$9,158	$780	$15,838	$1,366

Income per share:
Basic	$0.12	$0.01	$0.21	$0.02
Diluted	$0.12	$0.01	$0.20	$0.02
Weighted average shares outstanding:
Basic	75,451	73,159	75,472	73,655
Effect of dilutive shared based awards	2,921	4,079	2,925	4,003
Diluted	78,372	77,238	78,397	77,658

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

Share-Based Payments — The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock. The 2015 Plan permits the grant of options and other share based awards for up to 5 million shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017 (note 15). As of June 30, 2022, total shares available are 4.4 million.

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for three months ended June 30, 2022 and 2021 was approximately $8.5 million and $5.5 million, respectively. Freight expense on goods shipped for the six months ended June 30, 2022 and 2021 was approximately $11.4 million and $9.7 million, respectively.

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. We have elected the relief provided. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. We have commenced an initial analysis of the adoption of this ASU on our results of operations, cash flows or financial position and we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At June 30, 2022, the Company had an accumulated deficit of approximately $35.7 million which includes a net income available to common stockholders of approximately $15.8 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company’s net cash provided by operating activities totaled approximately $42.3 million. As of June 30, 2021, the Company had an accumulated deficit of $54.1 million which includes a net income available to common stockholders of $1.4 million for the six months ended June 30, 2021. During the six months ended June 30, 2021 the Company’s net cash used in operating activities totaled approximately $30.3 million.

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

Correction of Immaterial Errors — During the third quarter of 2021, the company performed immaterial corrections to the previously reported consolidated financial statements related to the Func Foods acquisition in 2019. Goodwill increased by $3.7 million and deferred tax liabilities increased by $3.5 million attributable to tax implications of acquired intangible assets that had not been recorded in the purchase accounting treatment acquisition. The impact on the consolidated statements of operations and comprehensive income resulted in a $0.2 million deferred tax benefit.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

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

In connection with the filing of this Quarterly Report, the Company as revised the accompanying financial statements, and the related notes to revise those misstatements that impacted such periods.

The effects of the adjustments to the Company's previously reported unaudited 2021 quarterly consolidated statements of operations and comprehensive income (loss) on a standalone quarter basis are as follows:

	Consolidated Statement of Operations and Comprehensive Income			Consolidated Statement of Operations and Comprehensive Income
	Three months ended June 30, 2021 (unaudited)			Six months ended June 30, 2021 (unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Revenue	$65,073	$—	$65,073	$115,108	$—	$115,108
Gross Profit	28,249	—	28,249	48,828	—	48,828

General and administrative expenses[1]	9,120	3,180	12,300	16,926	3,180	20,106
Total operating expense	24,651	3,180	27,831	44,416	3,180	47,596

Income (loss) from operations	3,598	(3,180)	418	4,412	(3,180)	1,232
Net income (loss) before income taxes	3,960	(3,180)	780	4,546	(3,180)	1,366

Net income (loss)	$3,960	$(3,180)	$780	$4,546	$(3,180)	$1,366

Net income (loss) per share
Basic	$0.05	$(0.04)	$0.01	$0.06	$(0.04)	$0.02
Diluted	$0.05	$(0.04)	$0.01	$0.06	$(0.04)	$0.02

1 In order to correct previously reported share-based compensation for three-months and six-months ended June 30, 2021, the Company is recognizing additional share-based compensation expense of $3.2 million, respectively.

The effects of the adjustments to the Company's previously reported unaudited 2021 quarterly consolidated balance sheet is as follows:

	Consolidated Balance Sheet (unaudited)
	June 30, 2021
	As Reported	Adjustment	As Restated

Current assets	$205,306	$—	$—
Total assets	241,548	—	—

Current liabilities	$54,257	$—	$—
Total liabilities	54,709	—	—

Additional paid-in capital	$237,764	$3,180	$240,944
Accumulated deficit	(50,881)	(3,180)	(54,061)
Total Stockholders' Equity	$186,839	$—	$186,839

These corrections had no effect on the Company's previously reported net cash flows from operating activities, investing activities or financing activities for the three and six months ended June 30, 2021.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

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

Information about the Company’s net sales by geographical location for the three and six months ended June 30, 2022 and 2021 is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
North America	$145,409	$53,601	$268,882	$92,604
Europe	7,280	10,792	15,775	21,160
Asia	883	619	1,849	1,155
Other	448	61	902	189
Net sales	$154,020	$65,073	$287,408	$115,108

All of the Company’s North America revenue is derived from the United States, which is the Company’s country of domicile. Total foreign revenues are approximately $8.6 million and $11.5 million for the three months ended June 30, 2022 and 2021, respectively. Total foreign revenues are approximately $18.5 million and $22.5 million for the six months ended June 30, 2022 and 2021, respectively. Sweden represented the largest foreign portion of total consolidated revenue of approximately $5.1 million and $7.9 million for the three months ended June 30, 2022 and 2021, respectively and $10.8 million and $14.6 million for the six months ended June 30, 2022 and 2021, respectively.

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

The Company recognizes revenue from the agreement over time because the customer simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because of its ongoing efforts in providing the exclusive license rights including providing continuous access, updates and support. Total revenue recognized under the agreement was approximately $0.5 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively and approximately $1.0 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively, which is reflected in the revenues from Asia.

4.
INVENTORIES

Inventories consist of the following at:

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
Finished goods	$107,883	$123,594
Raw Materials	57,159	70,201
Less: Inventory allowance for excess and obsolete products	(2,904)	(2,573)
Inventories	$162,138	$191,222

5.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total approximately $12.3 million and $13.6 million at June 30, 2022 and December 31, 2021, respectively, consist mainly of prepaid advances to co-packers related to inventory production, advertising, prepaid insurance, prepaid slotting fees, value added tax payments and deposits on purchases.

6.
NOTE RECEIVABLE

Note receivable consists of the following at:

	June 30,	December 31,
	2022	2021
Note receivable-current	$3,066	$2,588
Note receivable-non-current	3,679	7,117
Total Note receivable	$6,745	$9,705

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

Scheduled principal payments plus accrued interest are due annually on March 31 of each year starting in 2020. The note receivable is recorded at amortized cost and accrues interest at a rate per annum equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. On June 12, 2020, it was agreed to fix the interest rate at 3.21% which reflected the weighted average interest rate for the 5-year period of the Note. For the three months ended June 30, 2022 and 2021, interest income was approximately $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, interest income was approximately $0.1 million and $0.2 million, respectively.

The Company assesses the note receivable for impairment at each reporting period, by evaluating whether it is probable that the Company will be unable to collect all the contractual principal and interest payments as scheduled in the Note agreement, based on historical experience of Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At June 30, 2022, the Note was not deemed to be impaired. Payment in-full was received by April 2022 pertaining to the amounts due on March 31, 2022.

As collateral for the Note, a stock certificate in Celsius Holdings, Inc., which amounts to 34,830 of shares owned by an affiliate under common control with Qifeng is being held at a brokerage account. These shares were originally issued on April 20, 2015 via a private transaction which involved Risejoy Services Limited an affiliate under the common control of Qifeng, our Chinese licensee. Furthermore, a letter of guarantee was executed with several restrictions regarding these shares. These shares serve only as collateral and is a component of management’s consideration when evaluating impairment indicators.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in general and administrative expenses. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the shorter of the useful life of the asset or the lease term, and interest expense is calculated using the effective interest rate method.

The future annual minimum lease payments required under the Company’s operating and finance lease liabilities as of June 30, 2022 are as follows:

	Operating	Finance
Future minimum lease payments	Leases	Leases	Total
2022	$296	$79	$375
2023	548	68	616
2024	174	21	195
2025	6	78	84
2026	—	5	5
Total future minimum lease payments	1,024	251	1,275
Less: Amount representing interest	(48)	(12)	(60)
Present value of lease liabilities	976	239	1,215
Less: current portion	(556)	(101)	(657)
Long-term portion	$420	$138	$558

8.
PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30,	December 31,
	2022	2021
Merchandising equipment - coolers	$4,944	$3,052
Office Equipment	996	891
Vehicles	739	304
Less: accumulated depreciation	(1,544)	(1,067)
Total	$5,135	$3,180

Depreciation expense amounted to approximately $0.4 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense amounted to approximately $0.6 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

9.
GOODWILL AND INTANGIBLES

At June 30, 2022 and December 31, 2021, goodwill consists of approximately $13.3 million and $14.5 million, respectively resulting from the excess of the consideration paid over the fair value of net tangible and intangible assets acquired from the Func Food Acquisition.

Intangible assets consist of acquired customer relationships and brands from the Func Food Acquisition. The gross carrying amount and accumulated amortization of intangible assets as of June 30, 2022 and December 31, 2021, respectively, were as follows:

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
Definite-lived intangible assets
Customer relationships	$13,068	$14,248
Less: accumulated amortization	(1,307)	(1,140)
Definite-lived intangible assets, net	$11,761	$13,108

Indefinite-lived intangible assets
Brands	$2,928	$3,193
Total Intangibles	$14,689	$16,301

Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life. Amortization expense for the three months ended June 30, 2022 and 2021 was approximately $0.1 million and $0.2 million, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was approximately $0.3 million and $0.4 million, respectively. Amortization expense is reflected in general and administrative expenses.

Other fluctuations in the amounts of goodwill and intangible assets are due to currency translation adjustments.

The following is the future estimated annualized amortization expense related to customer relationships:

As of June 30, 2022:
2022	$261
2023	523
2024	523
2025	523
2026	523
Thereafter	9,408
Total	$11,761

10.
ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30,	December 31,
	2022	2021
Accounts payable	$25,235	$35,821
Promotional allowances	36,549	19,037
Freight	18,638	15,872
Accrued expenses	20,244	15,311
Unbilled purchases	1,750	5,438
Total	$102,416	$91,479

11.
OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consist of the following at:

	June 30,	December 31,
	2022	2021
Short-term
Deferred revenue, short-term	$151	$—
VAT payable	198	—
State Beverage Container Deposit	2,412	976
Total short-term	2,761	976

Long-term
Deferred revenue, long-term	487	—

Total	$3,248	$976

12.
RELATED PARTY TRANSACTIONS

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our major shareholders. The current lease expires on December 2024 with monthly base rent of approximately $35 thousand.

13.
STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to exercise of stock options and other awards

During the six months ended June 30, 2022, the Company issued an aggregate of 712,944 shares of its common stock pursuant to the exercise of grants under the Company’s Stock Incentive Plans. The Company received aggregate proceeds of approximately $1.3 million for 365,730 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis. During the six months ended June 30, 2021, the Company issued an aggregate of 1,073,757 shares of its common stock pursuant to the exercise of grants under the Company’s Stock Incentive Plans. The Company received aggregate proceeds of approximately $2.5 million for 669,532 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

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

14.
INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation and state and local income taxes.

The effective income tax rate for the six months ended June 30, 2022 was 28.0%. The effective income tax rate for the six months ended June 30, 2022 differed from the statutory federal income tax rate of 21% primarily due to the impact of disallowed stock based compensation expense, state income tax expense and the release of certain state income tax reserves.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company recognizes those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associates with income tax matters are included in the provision for income taxes in the consolidated statements of operations.

15.
STOCK-BASED COMPENSATION

The Company adopted an Incentive Stock Plan on January 18, 2007. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

Company, by providing them opportunities to acquire the Company’s common stock. While the plan terminated 10 years after the adoption date, issued awards have their own schedule of terminations. As such, the Company is no longer granting awards under this plan and there are no unvested awards as of June 30, 2022.

The Company adopted the 2015 Stock Incentive Plan on April 30, 2015. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. The 2015 Plan permits the grant of options and shares for up to 5 million shares. In addition, there is a provision for an annual increase of 15% of the shares pertaining to the 2015 plan that are outstanding as of the last day of the prior year. As of June 30, 2022, approximately 4.4 million shares are available.

The Company determines the fair value of restricted stock-based awards based on the market price on the date of grant. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances and recognizes forfeitures as they occur.

For the six months ended June 30, 2022 and 2021, the Company recognized an expense of approximately $8.5 million and $10.8 million, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations).

Stock Options

Under the 2015 Stock Incentive Plan, the Company has issued options to purchase approximately 3.2 million shares at an average price of $7.98 with a fair value of $182.1 million. For the six months ended June 30, 2022 and 2021, the Company issued options to purchase 0 and 304,750 shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

A summary of the status of the Company’s outstanding stock options as of June 30, 2022 and changes during the periods ending on that date is as follows:

		Weighted Average			Weighted
	Shares	Exercise	Grant Date Fair	Aggregate Intrinsic	Average Remaining
	(000’s)	Price	Value	Value (000’s)	Term (Yrs)
Options
At December 31, 2021	3,600	$7.47		$241,515	6.37
Granted	—	$—	$—
Exercised	(401)	$3.57	$50.93	$21,636
Forfeiture and cancelled	(19)	$6.43
At June 30, 2022	3,180	$7.98		$182,105	6.07
Exercisable at June 30, 2022	2,383	$5.80		$141,688	5.58

The following table summarizes information about employee stock options outstanding at June 30, 2022:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Averaged	Averaged	at	Averaged	Averaged
Exercise	June 30,	Remaining	Exercise	June 30,	Exercise	Remaining
Price	2022 (000’s)	Life	Price	2022 (000’s)	Price	Life
$0.20 - $0.53	20	1.59	$0.34	20	$0.34	1.59
$0.65 - $1.80	10	2.66	$1.05	10	$1.05	2.66
$1.83 - $2.84	105	3.52	$1.97	105	$1.97	3.52
$3.20 - $6.20	2,665	5.88	$4.14	2,123	$4.20	5.57
$7.20-$60.00	380	8.44	$37.16	125	$37.30	8.44
Outstanding options	3,180	6.07	$7.98	2,383	$5.80	5.58

As of June 30, 2022, the Company had approximately $5.5 million of unrecognized pre-tax non-cash compensation expense related to options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 1.4 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. The maximum contractual term of the Company's stock options is 10 years. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2.4 million shares that have vested as of June 30, 2022.

Restricted Stock Awards

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holders of a restricted stock award are generally entitled after the release to transact and obtain the same rights as rights of a shareholder of the Company, including the right to vote the shares. The holders of unvested restricted stock awards do not have the same rights as shareholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The value of restricted stock awards that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock award activity for the six months ended June 30, 2022 and 2021 is presented in the following table:

	For the six months ended
	June 30, 2022		June 30, 2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares (000's)	Fair Value	Shares (000's)	Fair Value
Unvested at beginning of period	0.2	$14.72	66	$14.78
Transfers to restricted stock units	—	—	(46)	34.02
Granted	—	—	—	—
Vested	—	—	—	22.30
Forfeiture and cancelled	(0.2)	14.72	—	34
Unvested at end of period	—	$—	20	$14.72

There were no shares vested during the six months ended June 30, 2022. There are no outstanding restricted stock awards as of June 30, 2022.

Restricted Stock Units

Restricted stock units are awards that give the holder the right to receive one share of common stock for each restricted stock unit upon meeting service-based vesting conditions (typically annual vesting in three equal annual installments, with a requirement that the holder remains in the continuous employment of the Company). The holders of unvested units do not have the same rights as stockholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The value of restricted stock units that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock unit activity for the six months ended June 30, 2022 and 2021 is presented in the following table:

	For the six months ended
	June 30, 2022		June 30, 2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares (000's)	Fair Value	Shares (000's)	Fair Value
Unvested at beginning of period	566	$52.66	—	$—
Transfers from restricted stock awards	—	—	46	34.02
Granted	202	73.33	510	51.03
Vested	(145)	51.08	—	—
Forfeited and cancelled	(42)	61.17	(15)	50.67
Unvested at end of period	581	$59.62	$541	$49.59

The total fair value of shares vested during the six months ended June 30, 2022 was $7.4 million. Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of June 30, 2022 and 2021 was $25.8 million and $22.5 million, respectively, and is expected to be expensed over the next 2.2 years.

Stock-based Awards Issued to Non-employee Consultants

The Company issues stock-based awards to third-party consultants for providing marketing, sales, and general business development services related to Celsius products. The stock-based awards are in the form of restricted stock units with performance vesting conditions (“performance stock units” or “PSUs”). The holders of unvested PSUs do not have the same rights as stockholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The PSU performance vesting conditions are linked to the consultants obtaining specified incremental earnings for the Company in a given year over the performance vesting period, typically five years. The fair value of PSUs is based on the market price of the underlying stock on the grant date. The Company recognizes compensation cost for performance stock awards issued to non-employees in the same manner and periods as though cash had been paid for services received. A summary of the Company’s PSU activity for the six months ended June 30, 2022 and 2021 is presented in the following table:

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

For the six months ended
	June 30, 2022		June 30, 2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares (000's)	Fair Value	Shares (000's)	Fair Value
Unvested at beginning of period	15	$64.65	—	$—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited and cancelled	—	—	—	—
Unvested at end of period	15	$64.65	$—	$—

The total fair value of awards vested during the six months ended June 30, 2022 was $0.1 million. Unrecognized compensation expense related to outstanding PSUs issued to non-employee consultants as of June 30, 2022 was approximately $0.8 million and is expected to be expensed over the next 4.1 years.

Modifications

There were certain Board of Directors members and employees whose service was terminated during 2021. In connection with their terminations, the vesting conditions of the previously granted awards were modified to accelerate the vesting of specified un-vested awards pursuant to Board resolutions or severance agreements. Pursuant ASC 718, these were Type III modifications requiring re-valuation of un-vested awards to modification date fair value with recognition of compensation expense over the remaining service period. There have been no modifications in the three and six months ended June 30, 2022. Modifications during the three and six month period ended June 30, 2021 resulted in additional stock based compensation expense of $3.2 million for both periods.

16.
COMMITMENTS AND CONTINGENCIES

In November of 2020, McGovern Capital, Inc. and Kevin McGovern (collectively “McGovern”) filed a claim in arbitration related to its Representative Agreement with Celsius Holdings, Inc. as amended by the first amendment dated August 6, 2016. Pursuant to the Representative Agreement, McGovern is entitled to receive a fee of three percent (3%) of “Net Revenues” received by the Company from sales of the Company’s products in the People’s Republic of China for a period of four years from Initial Commercial Sale (which was September 1, 2017). “Net Revenues” are defined in the Representative Agreement as “the Company’s revenues net of actual discounts applied, credits and returns.” Effective January 1, 2019, the Company restructured its China operations from a distribution arrangement with Qifeng Food Technology (Beijing) Co. Ltd. (“Qifeng”), to a license and royalty arrangement and a loan, pursuant to which Qifeng will market and distribute the Company’s products in China, and Celsius will receive an annual royalty payment. The Company intended to pay McGovern its percentage of the annual royalty payment, but McGovern had objected claiming that McGovern is entitled to be paid commissions on the entire royalty payment and the amount of the loan to Qifeng. During the quarter, a confidential settlement agreement was signed for an amount included in our Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2022 that is not material to the financial results of the Company .

In March of 2019, Daniel Prescod filed a putative class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, filed on March 19, 2019, (the “Prescod Litigation”). Daniel Prescod asserts that the Company’s use of citric acid in its products while simultaneously claiming “no preservatives” violates California Consumer Legal Remedies Act, California Business and Professions Code Section 17200, et seq., and California Business and Professions Code Section 17500, et seq., because citric acid acts as a preservative. The Company does not use citric acid as a preservative in its products, but rather as a flavoring, and therefore it believes that its “no preservatives” claim is fair and not deceptive. A motion to certify the case as a class action was filed and on August 2, 2021, that motion was granted. However, the Company also has a motion for summary adjudication pending and that motion would be dispositive of plaintiff’s claims if granted. No fact discovery has been conducted on the merits and this matter is still in its initial stages. The Company intends to contest the claims vigorously on the merits. Since merits discovery is still in its initial stages, we are unable to predict the outcome at this time.

On January 8, 2021, we received a letter from the SEC Division of Enforcement seeking the production of documents in connection with a non-public fact-finding inquiry by the SEC to determine whether violations of the federal securities laws have occurred. Subsequent to January 8, 2021, we received subpoenas for production of documents in connection with the matter. The investigation and requests from the SEC do not represent that the SEC has concluded that the Company or anyone else has violated the federal securities laws. We have cooperated and will continue to cooperate with the SEC staff in its investigation and requests. At this time, however, we cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations.

On March 16, 2022, Christian McCallion filed a putative class action lawsuit against the Company in the United States District Court for the Southern District of Florida. Plaintiff McCallion asserts that because of Celsius’ delay in filing its Annual Report on Form 10-K for the year ended December 31, 2021, there was a decline in the market value of the Company’s securities Plaintiff and as a result, Class members have suffered significant losses and damages. On June 6, 2022 Judge Middlebrooks appointed a lead class plaintiff and the Company filed its Motion to Dismiss

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

on August 5, 2022. As the Company has previously disclosed in its periodic reports filed with the SEC, prior to filing an application for an automatic fifteen (15) day extension of the original filing date, the Company experienced staffing limitations, unanticipated delays and identified material errors in previous filings. Celsius has not committed any federal securities violations or made false and/or misleading statements and/or material omissions as alleged in the complaint. The Company intends to contest the claims vigorously on the merits.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without Cause. Cause has been defined in various ways. If management makes the decision to terminate an agreement without cause, an estimate of expected damages is accrued and an expense is recorded within operating expenses during the period in which termination was initiated.

Additionally, our business and results of operations may be adversely affected by the pandemic and public health crises related to the COVID-19 outbreak which is affecting the macro-economic environment.

17.
SUBSEQUENT EVENTS

Securities Purchase Agreement

On August 1, 2022, the Company entered into a securities purchase agreement (the "Purchase Agreement”) with PepsiCo, Inc., a North Carolina corporation (the "Purchaser”), pursuant to which the Company agreed to sell to the Purchaser, in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Securities Act”), and Rule 506 of Regulation D promulgated thereunder, 1,466,666 shares of a newly created series of the Company’s preferred stock, par value $0.001 per share, designated as "Series A Convertible Preferred Stock” (the "Series A Preferred Stock”), for an aggregate purchase price of $550,000,000 and a price per share, on an as-converted to Common Stock (as hereinafter defined) basis, equal to $75.00.

Pursuant to the Purchase Agreement, the Purchaser, together with its affiliates, will have certain rights and be subject to various restrictions with respect to its equity ownership in the Company, including the right to increase its ownership to up to a specified percentage of the Company’s outstanding shares, with restrictions on new purchases above a specified percentage for so long as the Purchaser owns any shares of Series A Preferred Stock or Common Stock (subject to certain exceptions). Additionally, the Company has agreed to permit the Purchaser to designate one nominee (the "Purchaser Designee”) to the board of directors of the Company (the "Board”) for so long as the Purchaser (together with its affiliates) beneficially owns at least 3,666,665 shares of the Company’s outstanding Common Stock on an as-converted basis. Effective as of the closing of the transaction (the "Closing”), the size of the Board has been increased to nine members, with James Lee elected to the Board as the initial Purchaser Designee to serve for a term expiring at the 2023 annual meeting of the Company’s stockholders.

Pursuant to the Purchase Agreement and in connection with the Closing, the Company adopted or entered into, as applicable: (i) the Certificate of Designation of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada, setting forth the rights, preferences, privileges and restrictions applicable to the Series A Preferred Stock (the "Series A Certificate”); (ii) a registration rights agreement between the Company and the Purchaser (the "Registration Rights Agreement”); (iii) a lock-up agreement between the Company and each of the Company’s directors (other than Mr. Lee), chief executive officer and chief financial officer (the "Lock-Up Agreements”); (iv) a distribution agreement (the "Distribution Agreement”) between the Company and the Purchaser; and (v) a channel transition agreement between the Company and the Purchaser (the "Channel Transition Agreement”).

Series A Preferred Stock

The Series A Certificate authorizes 1,466,666 shares of Series A Preferred Stock, all of which were issued and sold to Purchaser under the Purchase Agreement and are convertible at the rate of five shares of the Company’s common stock, par value $0.001 per share (the "Common Stock”) for each share of Series A Preferred Stock based on the conversion conditions noted below. The Series A Preferred Stock ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s Common Stock, (ii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A Preferred Stock, and (iii) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A Preferred Stock.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company (but excluding any change of control), each holder of Series A Preferred Stock will be entitled to receive an amount per share of Series A Preferred Stock equal to the Liquidation Preference, as defined in the Series A Certificate. Holders of shares of Series A Preferred Stock will be entitled to cumulative dividends, which will be payable quarterly in arrears either in cash, in-kind, or a combination thereof. Dividends will accrue on each share of Series A Preferred Stock at the rate of 5.00% per annum, as set forth in the Series A Certificate. In addition to such quarterly regular dividends, such shares of Series A Preferred Stock are entitled to participate in dividends paid to holders of Common Stock.

The shares of Series A Preferred Stock are convertible into shares of Common Stock at the then-applicable conversion ratio automatically or at the option of the Company at certain times and subject to the terms and conditions set forth in the Series A Certificate. Each share of Series A

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

Preferred Stock shall automatically convert into shares of Common Stock at any date from and after the sixth anniversary date on which a) the triggering condition is satisfied in accordance with the distribution agreement and the 10-day volume weighted average price ("VWAP") immediately prior to such date exceeds the conversion price of such share as of such date and b) any date from and after the occurrence of a corporation termination event, if the 10-day VWAP immediately preceding such date exceeds the conversion price of such share as of such date and c) any date from and after the occurrence of an investor termination event, if the 10-day VWAP immediately preceding such date exceeds the conversion price of such share as of such date. Conversion at the option of the company can occur at any time from and after the seventh anniversary date, provided that the 10-day VWAP immediately prior to the date the company delivers a mandatory conversion notice to the holders of the preferred shares exceeds the conversion price, the company may elect to convert all, but not less than all, of the outstanding shares of Series A Preferred Stock into shares of Common Stock. In the case of a Mandatory Conversion, each share of Series A Preferred Stock then outstanding shall be converted into the number of shares of Common Stock equal to the conversion ratio of such share in effect as of the mandatory conversion date.

In addition, the shares of Series A Preferred Stock are redeemable at the option of the Company or the holders of a majority of the outstanding shares of Series A Preferred Stock at certain times and subject to the terms and conditions set forth in the Series A Certificate. At any time from and after the earlier of a) the seventh anniversary date, if the 10-day VWAP does not exceed the conversion price on the date immediately prior to the date the company delivers a corporation optional redemption notice to the holders and b) the occurrence of a corporation termination event, if the 10-day VWAP does not exceed the conversion price on the date immediately prior to the date the company delivers a corporation optional redemption notice to the holders, the company shall have the right upon written notice to the holders to redeem all (and not less than all) of the then-outstanding shares of Series A Preferred Stock. On each of the seventh anniversary date, the tenth anniversary date and the thirteenth anniversary date, the majority holders shall have the right upon no less than six months prior written notice to the company, to require the company to redeem in cash all (an not less than all) of the then-outstanding shares of Series A Preferred Stock.

In the event of a transaction resulting in a change of control, the company (or its successor) shall redeem all (and not less than all) of the then-issued and outstanding shares of Series A Preferred Stock. Upon such redemption, the company will pay or deliver, as applicable, to each holder in respect of each share of Series A Preferred Stock held by such holder, an amount equal to the greater of a) cash in the amount equal to the redemption price and b) the amount of cash and/or other assets (including securities) such holder would have received had each share of Series A Preferred Stock held by such holder as of the close of business on the business day immediately prior to the effective date of such transaction resulting in a change of control, converted into a number of shares of common stock equal to the then-applicable conversion ratio and participated in such transaction resulting in a change of control as a holder of shares of common stock.

The conversion ratio for each share of Series A Preferred Stock shall mean the quotient of a) the sum of (x) the stated value of such share of Series A Preferred Stock as of the applicable conversion date, plus (y) without duplication of all accrued and unpaid dividends previously added to the stated value of such shares of Series A Preferred Stock, all accrued and unpaid dividends per share of Series A Preferred Stock through the applicable conversion date; divided by b) the conversion price as of the conversion date. The conversion price shall mean $75.00, as adjusted in accordance with the terms and conditions of the agreement.

The Series A Preferred Stock confers no voting rights on holders, except as otherwise required by applicable law, and with respect to matters that adversely change the powers, preferences, privileges, rights or restrictions given to the Series A Preferred Stock or provided for its benefit, or would result in securities that would be senior to or pari passu with the Series A Preferred Stock.

Registration Rights Agreement

In connection with the Purchase Agreement, the Company entered into the Registration Rights Agreement with the Purchaser relating to the registered resale of the Common Stock issuable upon exercise of the Series A Preferred Stock (the "Registrable Securities”) pursuant to a registration statement to be filed with the Securities and Exchange Commission. The Company agreed to use commercially reasonable efforts to file a registration statement on Form S-3 or such other form under the Securities Act then available to the Company with respect to the resale of the Registrable Securities, and to use commercially reasonable efforts to cause such registration statement to be declared effective under the Securities Act as soon as practicable thereafter. In certain circumstances, the holders party to the Registration Rights Agreement will have piggyback registration rights and rights to request an underwritten offering as described in the Registration Rights Agreement. The resale registration rights under the Purchase Agreement are only transferrable to affiliates of the Purchaser, subject to the terms and conditions set forth in the Registration Rights Agreement.

Lock-Up Agreements

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

(Tabular dollars in thousands, except per share amounts)

As a condition to the transaction, the Company’s chief executive officer, chief financial officer, and all of the directors of the Company (other than Mr. Lee) entered into Lock-Up Agreements pursuant to which they agreed not to sell, pledge, hypothecate or otherwise transfer their shares for a period of 12 months commencing on the date of the Closing, subject to certain exceptions.

Distribution Agreement

Simultaneously with the execution and delivery of the Purchase Agreement, the Company entered into the Distribution Agreement with the Purchaser relating to the sale and distribution of certain of the Company’s beverage products in existing channels and distribution methods in the United States, excluding Puerto Rico and the US Virgin Islands (the "Territory”).

Under the Distribution Agreement, the Company has granted the Purchaser the right to sell and distribute its existing beverage products in existing channels and distribution methods and future beverage products that are added from time to time as licensed products under the Distribution Agreement (the "Products”) in the Territory. The Distribution Agreement does not have a specified term. Instead, it may be terminated in accordance with the terms of the Distribution Agreement by either party "with cause” (including by the Purchaser if the Company undergoes a change of control involving a competitor), by the Company, if the Company undergoes a change of control, and by either party without cause in the nineteenth year of the term (i.e., 2041), the twenty-ninth year of the term (i.e., 2051) and each ten (10) year period thereafter (i.e., 2061, 2071, etc.) by providing twelve (12) months’ written notice on August 1st of each such year to the other party. Except for a termination by the Company "with cause” and the Purchaser without cause, the Company is required to pay the Purchaser certain compensation upon a termination as specified in the Distribution Agreement.

The Company agreed to provide the Purchaser a right of first offer in the event the Company intends to (i) manufacture, distribute or sell Products in certain additional countries as specified in the Distribution Agreement or (ii) distribute or sell Products in any future channels and distribution methods during the term of the Agreement. Additionally, pursuant to the Distribution Agreement, the Company and the Purchaser agreed to use commercially reasonable efforts to negotiate and execute with the Purchaser a distribution agreement reasonably consistent with the Distribution Agreement for the sale and distribution of the Products in Canada, and the Purchaser agreed to meet and confer in good faith with the Company regarding the terms and conditions upon which the Purchaser may be willing to sell or distribute the Products, either directly or through a local sub-distributor in certain other additional countries. The Distribution Agreement includes other customary provisions, including non-competition covenants in favor of the Company, representations and warranties, indemnification provisions, insurance provisions and confidentiality provisions.

Channel Transition Agreement

In connection with the Distribution Agreement, the Company entered into the Channel Transition Agreement with the Purchaser relating to the Company’s transition of certain existing distribution rights in the Territory to the Purchaser.

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

Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Revenue

For the three months ended June 30, 2022, revenue was approximately $154.0 million, an increase of $88.9 million or 137% from $65.1 million for the three months ended June 30, 2021. Approximately 103% of this growth was as a result of increased revenues from North America, where second quarter 2022 revenues were $145.4 million, an increase of $91.8 million or 171% from the 2021 quarter. The balance of the revenues for the 2022 quarter were mainly attributable to European revenues of $7.3 million, which decreased by $3.5 million from the prior year quarter primarily due to foreign exchange rates and timing. Asian revenues (which include royalty revenues from our China licensee) contributed an additional approximately $0.9 million, an increase of 43% from approximately $0.6 million for the prior year quarter, which include increases in royalties payable under our licensing agreement. Other international markets generated approximately $0.4 million in revenues during the 2022 quarter, an increase of $0.4 million or 634% from $0.1 million for the prior year quarter.

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

The following table sets forth the amount of revenues by category and changes therein for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Three months ended June 30,
Revenue Source	2022	2021	Change
Total Revenue	$154,020	$65,073	136.7%

North American Revenue	$145,409	$53,601	171.3%

European Revenue	$7,280	$10,792	(32.5)%

Asian Revenue	$883	$619	42.6%

Other	$448	$61	634.4%

Gross profit

For the three months ended June 30, 2022, gross profit increased by approximately $31.1 million or 110% to $59.3 million, from $28.2 million for the three months ended June 30, 2021. Gross profit margins reflected a decrease to 38.5% for the three months ended June 30, 2022 from 43.4% for the 2021 quarter. The increase in gross profit dollars is related to increases in volume, while the decrease in gross profit margins is mainly related to higher raw material costs (particularly aluminum cans), ocean freight costs, transportation costs and repackaging costs.

We estimate that the increase in gross profit dollars of approximately $31.1 million from the 2021 quarter to the 2022 quarter, included $40.7 million related to volume increases, as well as an unfavorable cost impact of approximately $7.5 million and unfavorable currency impact of $2.1 million.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2022 were approximately $32.5 million, an increase of approximately $16.9 million or 109% from approximately $15.5 million for the three months ended June 30, 2021. This increase was primarily attributable to higher marketing investment activities, which resulted in an increase of $8.4 million when compared to the prior year quarter. Additionally, employee costs increased by approximately $2.8 million from the year ago quarter as we continue to invest in this area in order to have the proper infrastructure to support our growth. Lastly, storage and distribution expenses as well as broker costs accounted for the remainder of the increase in this area in the amount of $5.8 million from the 2021 quarter to the 2022 quarter.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2022 were approximately $14.4 million, an increase of $2.1 million or 17%, from $12.3 million for the three months ended June 30, 2021. Employee costs for the three months ended June 30, 2022 reflect an increase of $1.0 million as investments in this area are also required to properly support our higher business volume and the commercial and operational areas of the business, as well as travel expenses are now being incurred. Administrative expenses amounted to $6.8 million or an increase of $4.1 million when compared to the prior year quarter. Depreciation and amortization increased by approximately $0.2 million when compared to the prior year quarter. These increases were offset by a $3.0 million decrease in stock-based compensation expense, which amounted to $4.2 million in the current quarter, when compared to the prior year quarter. Management deems it very important to motivate employees by providing them ownership in the business in order to promote over performance which translates into the continued success of our business based on key performance attributes. Lastly, all other administrative expenses which were mainly composed of research, development and quality control testing, decreased by approximately $0.2 million from to the second quarter of 2021.

Other income/(expense)

Total net other expense for the three months ended June 30, 2022 is mainly related to foreign currency exchange which is offset by interest and non-operating income.

Net Income

Net income for the three months ended June 30, 2022 was $9.2 million or $0.12 per share based on a weighted average of 75,451,165 shares outstanding and dilutive earnings per share of $0.12 based on a fully-dilutive weighted average of 78,371,705 shares outstanding, which includes the dilutive impact share-based awards of 2,920,540 shares. In comparison, for the three months ended June 30, 2021, the Company had net income of approximately $0.8 million or $0.01 per share, based on a weighted average of 73,158,836 shares outstanding and a dilutive earnings per share of $0.01 based on a fully-dilutive weighted average of 77,238,389 shares outstanding.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Revenue

For the six months ended June 30, 2022, revenue was approximately $287.4 million, an increase of $172.3 million or 150% from $115.1 million for the six months ended June 30, 2021. Approximately 102% of this growth was as a result of increased revenues from North America, where first six months of 2022 revenues were $268.9 million, an increase of $176.3 million or 190% from the 2021 first six months. The balance of the revenues for the six months ended June 30, 2022 were mainly attributable to European revenues of $15.8 million, which decreased by $5.4 million from the prior year six months primarily due to foreign exchange rates and timing. Asian revenues (which include royalty revenues from our China licensee) contributed an additional approximately $1.8 million, an increase of 60% from approximately $1.2 million for the prior year, which include increases in royalties payable under our licensing agreement. Other international markets generated approximately $0.9 million in revenues during the six months ended June 30, 2022, an increase of $0.7 million or 377.2% from $0.2 million for the prior year.

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

The following table sets forth the amount of revenues by category and changes therein for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six months ended June 30,
Revenue Source	2022	2021	Change
Total Revenue	$287,408	$115,108	149.7%

North American Revenue	$268,882	$92,604	190.4%

European Revenue	$15,775	$21,160	(25.4)%

Asian Revenue	$1,849	$1,155	60.1%

Other	$902	$189	377.2%

Gross profit

For the six months ended June 30, 2022, gross profit increased by approximately $64.4 million or 132% to $113.2 million, from $48.8 million for the six months ended June 30, 2021. Gross profit margins reflected a decrease to 39.4% for the six months ended June 30, 2022 from 42.4% for the six months ended June 30, 2021. The increase in gross profit dollars is related to increases in volume, while the decrease in gross profit margins is mainly related to higher raw material costs (particularly aluminum cans), ocean freight costs, transportation costs and repackaging costs.

We estimate that the increase in gross profit dollars of approximately $64.4 million from the six months ended June 30, 2021, included $75.4 million related to volume increases, as well as an unfavorable cost impact of approximately $8.7 million and unfavorable currency impact of $2.3 million.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2022 were approximately $64.1 million, an increase of approximately $36.6 million or 133% from approximately $27.5 million for the six months ended June 30, 2021. This increase was primarily attributable to higher marketing investment activities, which resulted in an increase of $17.5 million when compared to the prior year. Additionally, employee costs increased by approximately $4.1 million from the prior year as we continue to invest in this area in order to have the proper infrastructure to support our growth. Lastly, storage and distribution expenses as well as broker costs accounted for the remainder of the increase in this area in the amount of $14.9 million from the six months ended June 30, 2021.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2022 were approximately $26.6 million, an increase of $6.5 million or 32%, from $20.1 million for the six months ended June 30, 2021. This increase was primarily attributable to employee costs for the six months ended June 30, 2022 which reflect an increase of $2.2 million, as investments in this area are also required to properly support our higher business volume and the commercial and operational areas of the business, as well as travel expenses are now being incurred. Administrative expenses amounted to $11.4 million, an increase of $6.6 million, when compared to the prior year quarter. Depreciation and amortization increased by approximately $0.3 million when compared to the prior year quarter. These increases were offset by a decrease in stock-based compensation expense which amounted to $8.5 million for the six months ended June 30, 2022, compared to $10.8 million in the prior year quarter. Management deems it very important to motivate employees by providing them ownership in the business in order to promote over performance which translates into the continued success of our business based on key performance attributes. Lastly, all other administrative expenses which were mainly composed of research, development and quality control testing, decreased by approximately $0.3 million from to the first six months of 2021.

Other income/(expense)

Total net other expense for the six months ended June 30, 2022 is mainly related to foreign currency exchange which is offset by interest and non-operating income.

Net Income

Net income for the six months ended June 30, 2022 was $15.8 million or $0.21 per share based on a weighted average of 75,472,158 shares outstanding and dilutive earnings per share of $0.20 based on a fully-dilutive weighted average of 78,396,950 shares outstanding, which includes the dilutive impact share-based awards of 2,924,792 shares. In comparison, for the six months ended June 30, 2021, the Company had net income of approximately $1.4 million or $0.02 per share, based on a weighted average of 73,655,125 shares outstanding and a dilutive earnings per share of $0.02 based on a fully-dilutive weighted average of 77,658,318 shares outstanding.

Liquidity and Capital Resources

As of June 30, 2022, and December 31, 2021, we had cash of approximately $60.0 million and $16.3 million, respectively, and working capital of approximately $197.9 million and $169.2 million, respectively.

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

Cash flows used in operating activities

Cash flows provided by operating activities totaled approximately $42.3 million for the six months ended June 30, 2022, which compares to $30.3 million net cash used in operating activities for the six months ended June 30, 2021. The approximately $72.6 million increase in cash generation was driven by an increase in net income and improvements in working capital. Working capital improvements were driven primarily by the stabilization of our inventory as we have established optimal levels to service the demand of our product as well as timing of accounts payable, offset in part by increases of accounts receivable driven by the significant growth in our business.

Cash flows used in investing activities

Cash flows provided by investing activities totaled approximately $0.1 million for the six months ended June 30, 2022, which compares to cash provided by investing activities of $0.7 million for the six months ended June 30, 2021. The decrease in the cash used in investing activities when compared to the 2021 period was primarily due to an increase of capital expenditures to $2.5 million offset by payment on our note receivable, as we received payment on our note receivable of approximately $2.6 million in April 2022.

Cash flows provided by financing activities

Cash flows provided by financing activities totaled approximately $1.2 million for the six months ended June 30, 2022, which compares to cash provided by financing activities of $70.2 million for the six months ended June 30, 2021. Cash provided by financing activities is mainly related to the net proceeds of $1.3 million from stock exercises. Net proceeds were received from a public offering in June 2021 for approximately $67.8 million.

Off Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act, as of June 30, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We identified material weaknesses as of December 31, 2021 in our internal controls over financial reporting, which were not fully remedied as of June 30, 2022. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As a result of these material weaknesses, we concluded that internal controls over the following areas were not effective as of December 31, 2021 and were not fully remedied as of June 30, 2022.

a)
Management failed to design effective controls related to the application of U.S. GAAP guidance in their evaluation of modifications to share-based payment arrangements, resulting in the correction of errors in previously issued interim financial statements relating to the recognition of compensation expense;
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

To address the issues associated with our material weaknesses as described above, management is re-assessing the design of controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including but not limited to, (a) enhancing monitoring and oversight controls in the application of U.S. GAAP guidance pertaining to modifications of share-based payments, (b) hiring additional accounting and IT personnel with appropriate technical skillsets, (c) improving consistency in change management supported by standard operating procedures to govern the authorization, testing and approval of changes to information technology systems supporting all of the Company’s internal control processes, (d) enhancing design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures and financial reporting controls, and (e) implementing appropriate timely review and oversight responsibilities within the accounting and financial reporting functions. However, as of June 30, 2022, the identified material weaknesses were not fully remedied.

Changes in Internal Controls Over Financial Reporting

During the six months ended June 30, 2022, we have been implementing and will aggressively continue to implement changes that are both organizational and process-focused to improve the control environment. We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal controls over financial reporting, information technology general controls as well as our controls around share-based payments, and over time, will address the material weaknesses noted as of December 31, 2021. These remedial measures were considered changes to our internal control environment which had a material effect on internal control over financial reporting. However, because certain of the remedial actions have only recently been undertaken and others will occur over the next several months, we have concluded that our controls and procedures in the areas listed above were not effective as of June 30, 2022. We will not be able to conclude that the material weaknesses have been eliminated until the completion of the December 31, 2022 annual report on form 10-K.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On March 16, 2022, Christian McCallion filed a putative class action lawsuit against the Company in the United States District Court for the Southern District of Florida. Plaintiff McCallion asserts that because of Celsius’ delay in filing its Annual Report on Form 10-K for the year ended December 31, 2021, there was a decline in the market value of the Company’s securities Plaintiff and as a result, Class members have suffered significant losses and damages. . On June 6, 2022, Judge Middlebrooks appointed a lead class plaintiff and the Company filed its Motion to Dismiss on August 5, 2022. As the Company has previously disclosed in its periodic reports filed with the SEC, prior to filing an application for an automatic fifteen (15) day extension of the original filing date, the Company experienced staffing limitations, unanticipated delays and identified material errors in previous filings. Celsius has not committed any federal securities violations or made false and/or misleading statements and/or material omissions as alleged in the complaint. The Company intends to contest the claims vigorously on the merits.

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

See “Item 1.A. Risk Factors.” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 2, 2022, the Company’s Board of Directors (the “Board”) amended and restated the Company’s bylaws to clarify and establish certain corporate procedures and make certain other enhancements and technical changes. The changes effected by the amendment and restatement of the Company’s bylaws (as so amended and restated, the “Amended and Restated Bylaws”) include, without limitation, the following:

•
implementing a majority vote standard for the election of directors in uncontested director elections, with a plurality vote standard applying to contested director elections
•
increasing the number of directors to nine;
•
clarifying that director nominations and proposals of other business may only be made by a stockholder who is a stockholder of record;
•
establishing procedures and disclosure requirements for stockholders to make director nomination and proposals of other business for consideration at meetings of stockholders, including among other things, establishing that a stockholder’s advance notice of director nominations and proposals of other business must be received between 120 days and 90 days prior to the anniversary of the immediately preceding annual meeting;
•
clarifying that meetings of stockholders may, in addition to or instead of a physical meeting, be held by means of remote communication (including virtually) as provided under the Nevada Revised Statutes;
•
clarifying the power of the Board to postpone, reschedule or cancel any annual or special meeting of stockholders previously scheduled by the Board;
•
clarifying the powers of (x) the Board and the chair of a stockholder meeting to establish rules for the conduct of any meeting of stockholders and (y) the chair of a stockholder meeting to regulate conduct at any such meeting;
•
selecting the [Eighth Judicial District Court of Clark County of the State of Nevada][1] as the sole and exclusive forum for certain types of litigation;
•
selecting the federal district courts of the United States as the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended;
•
adopting gender-neutral language, including the adoption of the title Chair in place of Chairman; and
•
making certain administrative, modernizing, clarifying and confirming changes.

The Amended and Restated Bylaws are effective June 2, 2022. The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 hereto and is incorporated by reference herein.

STOCKHOLDER PROPOSALS AND NOMINATIONS

The Company’s definitive proxy statement for the 2022annual meeting of stockholders of the Company, which was filed with the SEC on April 21, 2022, contained typographical errors in the section entitled “General Information About The Annual Meeting—When are stockholder proposals due for next year’s annual meeting?” concerning the deadline, under Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for stockholders to submit proposals to be considered for inclusion in the proxy materials for the Company’s 2023 annual meeting. The corrected deadline for submitting Rule 14a-8 shareholder proposals is December 23, 2022, as set forth below.

In addition, the deadline for stockholder to submit director nominations and proposals of business (other than pursuant other than shareholder proposals in accordance with Rule 14a-8) for action at the 2023 Annual Meeting is also set forth below.

Shareholder Proposals under Rule 14a-8

Pursuant to the various rules promulgated by the U.S. Securities and Exchange Commission, stockholders interested in submitting a proposal to be considered for inclusion in our proxy materials and for presentation at the 2023 Annual Meeting may do so by following the procedures set forth in Rule 14a-8 under the Exchange Act. In general, to be eligible for inclusion in our proxy materials, Rule 14a-8 shareholder proposals must be received by the Company’s Corporate Secretary at the Company’s principal executive officers (located at Celsius Holdings, Inc., 2424 N Federal Highway, Suite 208, Boca Raton, Florida 33431) no later than December 23, 2022.

Stockholder Nominations for Director Candidates and Proposals

Any stockholder of record of the Company who desires to nominate one or more director candidates at the 2023 Annual Meeting or submit a proposal of business (other than shareholder proposals in accordance with Rule 14a-8) for action at the 2023 Annual Meeting, must deliver written notice of an intent to make such director nomination and/or make such proposal of business to the Company’s Corporate Secretary at c/o Corporate Secretary, Celsius Holdings, Inc., 2424 N Federal Highway, Suite 208, Boca Raton, Florida 33431 no earlier than the close of business on February 2, 2023, and no later than the close of business on March 4, 2023. However, if the date of the 2023 Annual Meeting is more than 30 days before or more than 70 days after the anniversary of the date of the prior year’s annual meeting, then such notice must be delivered to the Company’s Secretary at c/o Corporate Secretary, Celsius Holdings, Inc., 2424 N Federal Highway, Suite 208, Boca Raton, Florida 33431 no later than the earlier of (x) the close of business of the 10th day following the day the public announcement of the date of the 2023 Annual Meeting is first made by the Company and (y) the close of business on the date which is 90 days prior to the date of the 2023 Annual Meeting. Any such notice must also comply with the timing, disclosure, procedural and other requirements as set forth in the Amended and Restated Bylaws.

In addition to satisfying the requirements under the Amended and Restated Bylaws described in the immediately preceding paragraph, to comply with the universal proxy rules under the Exchange Act, any stockholder who intends to solicit proxies in support of director nominees other than the Board’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act [no later than April 3, 2023. However, if the date of the 2023 Annual Meeting is more than 30 days before or after the anniversary of the date of the prior year’s annual meeting, then such notice must be delivered by the later of (x) the 10th day following the day the public announcement of the date of the 2023 Annual Meeting is first made by the Company and (y) the date which is 60 days prior to the date of the 2023 Annual Meeting.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Celsius Holdings, Inc., as amended.*

3.2	Celsius Holdings, Inc. Bylaws, as amended.*

10.1	Securities Purchase Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc.*

10.2	Form of Lock-Up Agreement.*

10.3	Registration Rights Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc.*

10.4	Distribution Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc.*#

10.5	Channel Transition Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc. *#

10.6	Employment Agreement between Celsius and Jarrod Langhans, effective April 18, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2022).

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer**

32.2	Section 906 Certification of Chief Financial Officer**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
#

Portions of this exhibit, marked by brackets and asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant undertakes to promptly provide an unredacted copy of the exhibit on a supplemental basis, if requested by the Commission or its staff

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Dated: August 9, 2022	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2022	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)