Form 10-Q
period 2022-09-30
Celsius Holdings, Inc.
filed 2022-11-09
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

__________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	CELH	Nasdaq Capital Market

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 7, 2022 was 76,225,201 shares.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Celsius Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$592,134	$16,255
Restricted cash	134,838	—
Accounts receivable-net (note 2)	117,003	38,741
Note receivable-current (note 7)	2,888	2,588
Inventories-net (note 5)	153,933	191,222
Prepaid expenses and other current assets (note 6)	12,096	13,555
Deferred other costs-current (note 13)	14,124	—
Total current assets	1,027,016	262,361

Note receivable (note 7)	3,465	7,117
Property and equipment-net (note 9)	5,782	3,180
Deferred tax asset (note 17)	—	9,019
Right of use assets-operating leases (note 8)	1,105	1,128
Right of use assets-finance leases (note 8)	222	86
Other long-term assets	242	300
Deferred other costs-non-current (note 13)	265,993	—
Intangibles (note 10)	11,322	16,301
Goodwill (note 10)	12,502	14,527
Total Assets	$1,327,649	$314,019

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 11 & 13)	$143,947	$91,479
Accrued distributor termination fees (note 2 & 13)	115,551	—
Lease liability obligation-operating leases (note 8)	663	512
Lease liability obligation-finance leases (note 8)	95	157
Deferred revenue-current (note 2 & 13)	7,770	—
Other current liabilities (note 12)	3,267	976
Total current liabilities	271,293	93,124

Long-term liabilities:
Lease liability obligation-operating leases (note 8)	462	658
Lease liability obligation-finance leases (note 8)	167	45
Deferred tax liability (note 17)	25,457	3,146
Deferred revenue-non-current (note 2 & 13)	146,333	—
Total Liabilities	443,712	96,973

Mezzanine Equity:
Series A convertible preferred shares, $0.001 par value, 5% cumulative dividends; 1,467 and 0 shares issued and outstanding at September 30, 2022 and December 31,2021, respectively, aggregate liquidation preference of $550,000 and $0 as of September 30, 2022 and December 31, 2021, respectively (note 14)	824,488	—

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000 shares authorized, 76,216 and 74,909 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (note 15)	76	75
Additional paid-in capital	281,133	267,847
Accumulated other comprehensive income (loss)	(4,211)	614
Accumulated deficit	(217,549)	(51,490)
Total Stockholders’ Equity	59,449	217,046
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$1,327,649	$314,019

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue (note 4)	$188,233	$94,909	$475,640	$210,017
Cost of revenue (note 2)	109,583	57,216	283,778	123,495
Gross profit	78,650	37,693	191,862	86,522

Selling and marketing expenses	198,756	22,621	262,782	50,111
General and administrative expenses	27,493	23,257	54,135	43,363
Total operating expenses	226,249	45,878	316,917	93,474

Loss from operations	$(147,599)	$(8,185)	$(125,055)	$(6,952)

Other income/(expense)

Interest income on note receivable (note 7)	53	76	186	241
Interest income (expense), net (note 2)	1,396	(101)	1,393	(8)
Foreign exchange loss	(254)	(327)	(930)	(452)
Total other expense	1,195	(352)	649	(219)

Net loss before income taxes	$(146,404)	$(8,537)	$(124,406)	$(7,171)

Income tax expense (note 17)	35,492	834	41,653	834

Net loss	$(181,896)	$(9,371)	$(166,059)	$(8,005)

Less: dividends on Series A convertible preferred shares (note 14)	$(4,596)	$—	$(4,596)	$—
Net loss attributed to common shareholders	$(186,492)	$(9,371)	$(170,655)	$(8,005)

Other comprehensive loss:
Foreign currency translation gain/(loss)	(2,038)	1,282	(4,813)	1,367
Comprehensive loss	$(188,530)	$(8,089)	$(175,468)	$(6,638)

Loss per common share:
Basic and dilutive	$(2.46)	$(0.13)	$(2.26)	$(0.11)
Weighted average common shares outstanding:
Basic and dilutive	75,796	74,609	75,625	73,759

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity

(In thousands)

(Unaudited)

	Common Stock		Mezzanine Equity		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount	Preferred Shares	Amount				Total
Balance at December 31, 2021	74,909	$75	—	$—	$267,847	$614	$(51,490)	$217,046
Share-based payment expense	—	—	—	—	4,310	—	—	4,310
Issuance of common stock pursuant to stock incentive plan - cashless	248	—	—	—	—	—	—	—
Issuance of common stock pursuant to stock incentive plan - cash	194	—	—	—	810	—	—	810
Foreign currency fluctuations	—	—	—	—	—	(491)	—	(491)
Net income	—	—	—	—	—	—	6,679	6,679
Balance at March 31, 2022	75,351	$75	—	$—	$272,967	$123	$(44,811)	$228,354
Share-based payment expense	—	—	—	—	4,207	—	—	4,207
Issuance of common stock pursuant to stock incentive plan - cashless	99	—	—	—	—	—	—	—
Issuance of common stock pursuant to stock incentive plan - cash	172	—	—	—	449	—	—	449
Foreign currency fluctuations	—	—	—	—	—	(2,296)	—	(2,296)
Net income	—	—	—	—	—	—	9,158	9,158
Balance at June 30, 2022	75,622	$75	—	$—	$277,623	$(2,173)	$(35,653)	$239,872
Share-based payment expense	—	—	—	—	6,263	—	—	6,263
Issuance of common stock pursuant to stock incentive plan - cashless	58	—	—	—	—	—	—	—
Issuance of common stock pursuant to stock incentive plan - cash	536	1	—	—	1,843	—	—	1,844
Issuance of Series A convertible preferred shares - net of issuance costs	—	—	1,467	824,488	—	—	—	824,488
Dividends paid to Series A convertible preferred shares	—	—	—	—	(4,596)	—	—	(4,596)
Foreign currency fluctuations	—	—	—	—	—	(2,038)	—	(2,038)
Net loss	—	—	—	—	—	—	(181,896)	(181,896)
Balance at September 30, 2022	76,216	$76	1,467	$824,488	$281,133	$(4,211)	$(217,549)	$883,937

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2020	72,263	$72	$159,884	$(202)	$(55,427)	$104,327
Share-based payment expense	—	—	3,575	—	—	3,575
Issuance of common stock pursuant to stock incentive plan - cashless	88	—	—	—	—	—
Issuance of common stock pursuant to stock incentive plan - cash	235	1	716	—	—	717
Foreign currency fluctuations	—	—	—	(193)	—	(193)
Net income	—	—	—	—	585	585
Balance at March 31, 2021	72,586	$73	$164,175	$(395)	$(54,842)	$109,011
Share-based payment expense	—	—	7,202	—	—	7,202
Issuance of common stock pursuant to stock incentive plan - cashless	316	—	—	—	—	—
Issuance of common stock pursuant to stock incentive plan - cash	435	—	1,799	—	—	1,799
Issuance of common stock from capital raise	1,134	1	67,768	—	—	67,769
Foreign currency fluctuations	—	—	—	277	—	277
Net income	—	—	—	—	780	780
Balance at June 30, 2021	74,471	$74	$240,944	$(118)	$(54,062)	$186,838
Share-based payment expense	—	—	17,920	—	—	17,920
Issuance of common stock pursuant to stock incentive plan - cashless	118	—	—	—	—	—
Issuance of common stock pursuant to stock incentive plan - cash	157	1	727	—	—	728
Foreign currency fluctuations	—	—	—	1,283	—	1,283
Net loss	—	—	—	—	(9,371)	(9,371)
Balance at September 30, 2021	74,746	$75	$259,591	$1,165	$(63,433)	$197,398

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(166,059)	$(8,005)
Adjustments to reconcile net loss to net cash provided by /(used in) operating activities:
Depreciation	952	520
Amortization	402	551
Impairment of intangible assets	2,379	—
Bad debt expense	705	(207)
Amortization of deferred other costs	2,354	—
Inventory excess and obsolescence	1,078	12
Share-based compensation expense	14,780	28,697
Gain on lease cancellations	—	(15)
Un-realized exchange loss (gain)	1,007	(77)
Changes in operating assets and liabilities:
Accounts receivable-net	(78,967)	(28,307)
Inventories-net	36,211	(103,920)
Prepaid expenses and other current assets	1,459	(8,203)
Accounts payable and accrued expenses	51,462	66,695
Accrued distributor termination fees	115,551	—
Deferred tax-net	31,329	(182)
Other assets	56	(185)
Other current liabilities	2,291	532
Change in right of use assets and lease obligation-net	(126)	30
Deferred revenue	154,103	—
Net cash provided by/(used in) operating activities	170,967	(52,064)

Cash flows from investing activities:
Proceeds from note receivable	2,592	1,886
Purchase of property and equipment	(3,477)	(2,395)
Net cash used in investing activities	(885)	(509)

Cash flows from financing activities:
Principal payments on finance lease obligations	(49)	(72)
Proceeds from issuance of common stock	—	67,769
Proceeds from exercise of stock options	3,104	3,242
Proceeds from issuance of Series A preferred shares, net of issuance costs	542,018	—
Dividends paid on preferred shares	(4,596)	—
Net cash provided by financing activities	540,477	70,939
Effect on exchange rate changes on cash	158	(236)
Net increase in cash and restricted cash	710,717	18,130
Cash and restricted cash at beginning of the period	16,255	43,248

Cash and restricted cash at end of the period	$726,972	$61,378
Supplemental cash flow disclosures:
Cash paid during period for:
Taxes	$591	$398

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

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

On August 1, 2022 (“Effective Date”), the Company and PepsiCo Inc. ("Pepsi"), entered into multiple agreements, including a Securities Purchase Agreement (“SPA”), Lock-Up Agreements, Registration Rights Agreement, a distribution agreement (“Distribution Agreement”), and a Channel Transition Agreement ("Transition Agreement"). The Securities Purchase Agreement, Lock-Up Agreements and Registration Rights Agreement pertain to the Company’s issuance of 1,466,666 shares of Series A Convertible Preferred Stock (“Series A” or “Series A Preferred Stock”) in exchange for cash proceeds of $550 million, excluding transaction costs. The Transition Agreement specifies payments to be made by Pepsi to Celsius for transitioning certain existing distribution rights to Pepsi. The Distribution Agreement resulted in Pepsi becoming the Company’s primary distribution supplier for the Company's products in the United States and certain international markets. See Note 13. Related Party Transactions and Note 14. Mezzanine Equity for more information.

In connection with the Distribution Agreement and Transition Agreement, the Company terminated agreements with existing suppliers to transition territory rights to Pepsi. The Company recognized total termination expenses in sales and marketing of $155.4 million and $156.2 million in the three and nine-month periods ended September 30, 2022. These expenses were recognized by the Company upon delivery of termination notices to the other distributors, in accordance with ASC 420, Exit or Disposal Cost Obligations.

The Company is engaged in the development, marketing, sale and distribution of “functional” calorie-burning functional energy drinks and liquid supplements under the Celsius® brand name.

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. The results for three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for any future period or the full year. These unaudited consolidated financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”). These unaudited consolidated financial statements and the accompanying notes should be read in conjunction with the 2021 Form 10-K. The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

Significant Estimates — The preparation of consolidated financial statements and accompanying disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. Significant estimates include the allowance for doubtful accounts, allowance for inventory obsolescence, promotional allowance, the useful lives of property and equipment, impairment of goodwill and intangibles, valuation of stock-based compensation, deferred tax asset valuation allowance, preferred share valuation, termination expense, and sales returns. Additionally, the business and economic uncertainty resulting from the novel coronavirus (COVID-19) pandemic has made such estimates and assumptions more difficult to calculate. Accordingly, actual results and outcomes could differ from those estimates.

Segment Reporting — Operating segments are defined as components of an enterprise that engage in business activities, have discrete financial information, and whose operating results are regularly reviewed by the chief operating decision maker ("CODM") to make decisions about allocating resources and to assess performance. Even though the Company has operations in several geographies, it operates as a single enterprise. The Company's operations and strategies are centrally designed and executed given that our geographical components are very similar. Our CODM, the CEO, reviews operating results primarily from a consolidated perspective, and makes decisions and allocates resources based on that review.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

The reason the Company's CODM focuses on consolidated results in making decisions and allocating resources is because of the significant economic interdependencies between the Company's geographical operations and the Company’s U.S. entity.

Concentrations of Risk — Substantially all of the Company’s revenue derives from the sale of Celsius® functional energy drinks and liquid supplements.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable and notes receivable. The Company places its cash with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At September 30, 2022, the Company had approximately $726.7 million in excess of the Federal Deposit Insurance Corporation limit.

For the nine months ended September 30, 2022, the Company had two customers which accounted for revenue concentrations of more than 10 percent. Costco accounted for approximately 15.1% and Pepsi accounted for approximately 12.4% of the Company's revenue for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, the Company had two customers which accounted for a revenue concentration of more than 10%. Costco and Amazon accounted for 11.3% and 10.0% of revenue, respectively. At September 30, 2022, Pepsi represented the only customer with a 10 percent or greater concentration of accounts receivable representing 61.8% of the accounts receivable balance. At December 31, 2021, the Company had two customers with a 10 percent or greater concentration of accounts receivable. Publix accounted for approximately 10.3% and Amazon accounted for 22.7% of our accounts receivable balance, at December 31,2021.

Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. At September 30, 2022 and December 31, 2021, the Company did not have any investments with original maturities of three months or less.

Restricted Cash — As disclosed in note 4. Revenues, the Company received upfront payments from Pepsi in August 2022. Funds received from Pepsi are contractually restricted and can only be used to satisfy termination payments due to former suppliers or have to be repaid to Pepsi. These upfront payments received from Pepsi cannot be used for general operating activities of the Company and have been classified as restricted based on the terms of the Transition Agreement.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2022 and December 31, 2021, there was an allowance for doubtful accounts of approximately $1.5 million and $0.8 million, respectively.

Inventories — Inventories include only the purchase cost and are stated at the lower of cost and net realizable value. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company establishes an inventory allowance to reduce the value of the inventory during the period in which such materials and products are no longer usable or marketable. Specifically, the Company reviews inventory utilization during the past twelve months and also customer orders for subsequent months. If there has been no utilization during the last 12 months and there are no orders in-place in future months which will require the use of an inventory item, then the inventory item will be included as part of the allowance during the period being evaluated. Inventory allowance pertains to excess and obsolete products and certain quality control costs. Management will then specifically evaluate whether these items may be utilized within a reasonable time frame (e.g., 3 to 6 months). At September 30, 2022 and December 31, 2021, there was an inventory allowance for excess and obsolete products of approximately $4.0 million and $2.6 million, respectively. The changes in the allowance are included in cost of revenue.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset, generally ranging from three to seven years.

Impairment of Long-Lived Assets — In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairment charges during the nine months ended September 30, 2022 and 2021.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

Long-lived Asset Geographic Data — The following table sets forth long-lived asset information, which includes property and equipment and right-of-use assets and excludes goodwill and intangibles, where individual countries represent a significant portion of the total:

	September 30, 2022	December 31, 2021

United States	$5,462	$3,043

Sweden	1,249	1,050
Finland	383	301
Norway	15	—
Long-lived assets related to foreign operations	1,647	1,351
Total long-lived assets-net	$7,109	$4,394

Goodwill — The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis as of October 1st, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, and cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. At September 30, 2022, there were no indicators of impairment.

Intangible assets — Intangible assets are comprised of customer relationships and brands acquired in a business combination. The Company amortizes intangible assets with a definitive life over their respective useful lives. The addition of the Pepsi distribution network has shifted the Company's focus to the US market and as a consequence it was determined that impairment indicators for the Func Foods Brands indefinite intangible asset were present. The Company no longer anticipates focusing on the expansion of Func Food branded products and the Company plans to focus on Celsius branded products. As a result of the strategic shift, which the Company considered a triggering event, the company quantitatively tested the Func Foods Brand Name for impairment utilizing the relief from royalty method to determine fair value. As a result of the quantitative assessment, the Company recorded an impairment charge of $2.4 million during the three months ended September 30, 2022 and is presented within General and Administrative expenses on the Consolidated Statements of Operations.

Revenue Recognition — The Company recognizes revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers.” The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control or title is transferred based on the commercial terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Product sales are recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling or marketing expense. Provisions for customer volume rebates are based on achieving a certain level of purchases and other performance criteria that are established on a situation basis. These rebates are estimated based on the expected amount to be provided to the customers and are recognized as a reduction of revenue. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Additionally, for any agreements which are one year or less, the practical expedient under ASC 340-40-25-4 is applied to expense contract acquisition costs when incurred if the amortization period of the contract asset would have otherwise been recognized in one year or less. Sales taxes and other similar taxes are excluded from revenue. Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

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

Deferred Revenue — Amounts received from certain distributors at inception of their distribution contracts are accounted for as deferred revenue. As of September 30, 2022, the Company had approximately $154.1 million, of which $146.3 million is classified as long-term and $7.8 million is short-term. The long-term and short-term deferred revenue are included in deferred revenue-non-current and deferred revenue-current within the consolidated balance sheets and are contract liabilities related to termination payments received from Pepsi. As of December 31, 2021, the Company did not have any deferred revenue related to contract liabilities. There was no deferred revenue recognized in net sales during 2021.

Accrued distributor termination fees — The termination fee provided by Pepsi as an upfront payment, has been recorded in deferred revenue and is being amortized according to the twenty-year agreement term. Termination charges related to certain of the Company’s prior distributors are included in selling and marketing expenses upon termination. The Company recognized termination expenses of approximately $155.4 million and $156.2 million for the three and nine months ended September 30, 2022, respectively. The Company also has a balance of $115.6 million in

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

accrued distributor termination fees related to the Pepsi agreement as well as payment due back to Pepsi in the amount of $19.3 million as the projected payments to the prior distributors was less than the payment received from Pepsi.

Customer Advances — From time to time the Company requires deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances liability within deferred revenue. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies. The Company had no customer advances as of September 30, 2022 or December 31, 2021, respectively.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred marketing and advertising expenses of approximately $25.8 million and $11.2 million, for the three months ended September 30, 2022 and 2021 respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred marketing and advertising expenses of approximately $55.0 million and $23.8 million, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of approximately $0.1 million and $0.3 million during the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred approximately $0.3 million and $0.7 million, respectively.

Foreign Currency Gain/Losses — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The foreign subsidiaries perform re-measurements of their assets and liabilities denominated in non-functional currencies on a periodic basis and the gain or losses from these adjustments are included in the Statement of Operations as foreign exchange gains or losses. For three months ended September 30, 2022 exchange losses have amounted to approximately $0.3 million while during the three months ended September 30, 2021, the Company recognized foreign currency losses of approximately $0.3 million mainly related to fluctuations in exchange rates. For the nine months ended September 30, 2022 exchange losses have amounted to approximately $0.9 million while during the nine months ended September 30, 2021, the Company recognized foreign currency losses of approximately $0.5 million mainly related to fluctuations in exchange rates. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Other Comprehensive Income. The Company incurred foreign currency translation net loss during the three months ended September 30, 2022 of approximately $2.0 million and a net gain of approximately $1.3 million during the three months ended September 30, 2021. The Company incurred foreign currency translation net loss during the nine months ended September 30, 2022 of approximately $4.8 million and a net gain of approximately $1.4 million during the nine months ended September 30, 2021. The Company's operations in different countries required that it transacts in the following currencies:

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

The Company’s tax returns for tax years in 2018 through 2020 remain subject to potential examination by the taxing authorities.

Earnings per Share —The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires earnings per share ("EPS") for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method. The two-class method is an allocation of earnings (distributed and undistributed) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders based on their respective participation rights in undistributed earnings.

Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of basic common stock outstanding. The Company’s Series A Convertible Preferred Stock is classified as a participating security in accordance with ASC 260. Net income allocated to the holders of Series A Convertible Preferred Stock will be calculated based on the shareholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis. See note 3. Earnings Per Share for more information.

Share-Based Payments — The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan"). This 2015 Plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock. The 2015 Plan permits the grant of options and other share based awards for up to 5 million shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017 (note 18). As of September 30, 2022, total shares available are 4.6 million.

Cost of Revenue — Cost of Revenue consists of the cost of concentrates and or liquid bases, the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound & out-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products, inventory allowance for excess and obsolete products, and certain quality control costs. Raw materials account for the largest portion of the cost of sales. Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for three months ended September 30, 2022 and 2021 was approximately $14.6 million and $8.5 million, respectively. Freight expense on goods shipped for the nine months ended September 30, 2022 and 2021 was approximately $26.3 million. and $18.1 million, respectively.

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company has elected the relief provided. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. The Company is currently assessing the impact of adoption of this standard on our consolidated financial statements. Adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At September 30, 2022, the Company had an accumulated deficit of approximately $217.5 million which includes a net loss of approximately $166.1 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company’s net cash provided by operating activities totaled approximately $171 million. As of September 30, 2021, the Company had an accumulated deficit of $63.4 million which includes a net loss available to common stockholders of $8 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021 the Company’s net cash used in operating activities totaled approximately $52.1 million.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

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

Correction of Immaterial Errors — During the third quarter of 2021, the Company performed immaterial corrections to the previously reported consolidated financial statements related to the acquisition of Func Food Group Ovi ("Func Food") in 2019. As of September 30, 2021, goodwill increased by $3.7 million and deferred tax liabilities increased by $3.5 million attributable to tax implications of acquired intangible assets that had not been recorded in the purchase accounting treatment acquisition. The impact on the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2021 resulted in a $0.2 million deferred tax benefit.

Correction of previously issued financial statements — Subsequent to filing the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2021 and September 30, 2021, the Company determined that the calculation of share based compensation related to grants of stock options and restricted stock units (“RSUs”) issued to former employees and retired directors was materially understated during the three-and six-month periods ended June 30, 2021 and three-and nine-month periods ended September 30, 2021 (the “Affected Periods”), based on the application of US GAAP. During the Affected Periods, the stock options and RSUs were modified and the expense should have been calculated and recognized using the fair market value of the awards as of the date of modification and recognized over the remaining service period.

In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the misstatements and based on an analysis of quantitative and qualitative factors determined that the impact of the misstatement to its interim reporting periods ending June 30, 2021, and September 30, 2021, was material. Accordingly, the Company restated its interim consolidated financial statements for the three- and six-months ended June 30, 2021, and three-and nine-months ended September 30, 2021, respectively, and included that restated financial information within its annual report for the period ending December 31, 2021.

In connection with the filing of this Quarterly Report, the Company has revised the accompanying financial statements, and the related notes to reflect the correction of those misstatements that impacted such periods.

The effects of the adjustments to the Company's previously reported unaudited 2021 quarterly consolidated statements of operations and comprehensive income (loss) on a standalone quarter basis are as follows:

	Consolidated Statement of Operations and Comprehensive Income			Consolidated Statement of Operations and Comprehensive Income
	For the three months ended September 30, 2021 (unaudited)			For the nine months ended September 30, 2021 (unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Revenue	$94,909	$—	$94,909	$210,017	$—	$210,017
Gross Profit	37,693	—	37,693	86,522	—	86,522

General and administrative expenses[1]	11,140	12,117	23,257	28,066	15,297	43,363
Total operating expense	33,761	12,117	45,878	78,177	15,297	93,474

Income (loss) from operations	3,932	(12,117)	(8,185)	8,345	(15,297)	(6,952)
Net income (loss) before income taxes	3,580	(12,117)	(8,537)	8,125	(15,297)	(7,172)

Net income (loss)	$2,746	$(12,117)	$(9,371)	$7,292	$(15,297)	$(8,005)

Net income (loss) per share
Basic	$0.04	$(0.17)	$(0.13)	$0.10	$(0.21)	$(0.11)
Diluted	$0.03	$-	$-	$0.09	$-	$-

1 In order to correct previously reported share-based compensation for three months and nine months ended September 30, 2021, the Company is recognizing additional share-based compensation expense of approximately $12.1 million and $15.3 million, respectively.

The effects of the adjustments to the Company's previously reported unaudited 2021 quarterly consolidated balance sheet are as follows:

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

	Consolidated Balance Sheet (unaudited)
	September 30, 2021
	As Reported	Adjustment	As Restated

Current assets	$252,562	$—	$252,562
Total assets	294,978	—	294,978

Current liabilities	$93,421	$—	$93,421
Total liabilities	97,580	—	97,580

Additional paid-in capital	$244,294	$15,297	$259,591
Accumulated deficit	(48,135)	(15,297)	(63,432)
Total Stockholders' Equity Impact	$197,398	$—	$197,398

These corrections had no effect on the Company's previously reported net cash flows from operating activities, investing activities or financing activities for the three and nine months ended September 30, 2021.

3. EARNINGS PER SHARE

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires earnings per share for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method. The two-class method is an allocation of earnings (distributed and undistributed) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders based on their respective participation rights in undistributed earnings.

Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of basic common stock outstanding. The Company’s Series A Convertible Preferred Stock is classified as a participating security in accordance with ASC 260. Net income allocated to the holders of Series A Convertible Preferred Stock was calculated based on the shareholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis. The Series A Convertible Preferred Stock do not participate in losses, thus no such losses have been allocated to the Series A Convertible Preferred Stock in the periods presented below.

For purposes of determining diluted earnings per common share, basic earnings per common share was further adjusted to include the effect of potential dilutive common shares outstanding, including unvested restricted stock and performance-based stock units, using the more dilutive of either the two-class method or the treasury stock method, and Series A Convertible Preferred Stock using the if-converted method. Stock options and warrants that were out-of-the-money were not included in the denominator for the calculation of diluted EPS. Under the two-class method of calculating diluted earnings per share, net income is reallocated to common stock, the Series A Convertible Preferred Stock, and all dilutive securities based on the contractual participating rights of the security to share in the current earnings as if all of the earnings for the period had been distributed.

	Three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net loss attributed to common shareholders
Net loss	$(181,896)	$(9,371)	$(166,059)	$(8,005)
Less: dividends paid to Series A convertible preferred shareholders	(4,596)	-	(4,596)	-
Net loss attributed to common shareholders	$(186,492)	$(9,371)	$(170,655)	$(8,005)
Net loss per common share:
Basic and dilutive	$(2.46)	$(0.13)	$(2.26)	$(0.11)
Weighted average common shares outstanding:
Basic and dilutive	75,796	74,609	75,625	73,759

For the three and nine months ended September 30, 2022, 10,186 thousand and 10,230 thousand of potentially dilutive securities were excluded from the computation of diluted net loss per share related to common shareholders as their effect was antidilutive. For the three and nine months ended September 30, 2021, 3,865 thousand and 4,375 thousand, of potentially dilutive shares outstanding, were excluded from the computation of diluted net loss per share related to common shareholders as their effect was antidilutive.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

4.
REVENUE

The Company recognizes revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers.” The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred, based on the commercial terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Product sales are recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling or marketing expense. Provisions for customer volume rebates are based on achieving a certain level of purchases and other performance criteria that are established on a situation basis. These rebates are estimated based on the expected amount to be provided to the customers and are recognized as a reduction of revenue. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Additionally, for any agreements which are one year or less, the practical expedient under ASC 340-40-25-4 is applied to expense contract acquisition costs when incurred if the amortization period of the contract asset would have otherwise been recognized in one year or less.

Information about the Company’s net sales by geographical location for the three and nine months ended September 30, 2022 and 2021 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
North America	$179,541	$84,490	$448,141	$177,094
Europe	7,546	9,536	23,540	30,695
Asia	964	706	2,857	1,861
Other	182	177	1,102	367
Net sales	$188,233	$94,909	$475,640	$210,017

All of the Company’s North America revenue is derived from the United States, which is the Company’s country of domicile. Total foreign revenues are approximately $8.7 million and $10.4 million for the three months ended September 30, 2022 and 2021, respectively. Total foreign revenues are approximately $27.5 million and $32.9 million for the nine months ended September 30, 2022 and 2021, respectively. Sweden represented the largest foreign portion of total consolidated revenue of approximately $5.3 million and $6.5 million for the three months ended September 30, 2022 and 2021, respectively and $16.2 million and $21.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Agreements with PepsiCo, Inc.

The Company executed multiple agreements with Pepsi ("Purchaser") on August 1, 2022, including a Distribution Agreement relating to the sale and distribution of certain of the Company’s beverage products in existing channels and distribution methods in the United States, excluding certain existing customer accounts, sales channels, Puerto Rico and the US Virgin Islands (the “Territory”). Under the Distribution Agreement, the Company has granted Pepsi the right to sell and distribute its existing beverage products in existing channels and distribution methods and future beverage products that are added from time to time as licensed products under the Distribution Agreement in defined territories. The Distribution Agreement represents a master service agreement and can be cancelled by either party without cause in the nineteenth year of the term (i.e., 2041), the twenty-ninth year of the term (i.e., 2051) and each ten (10) year period thereafter (i.e., 2061, 2071, etc.) by providing twelve (12) months’ written notice on August 1st of each such year to the other party. Except for a termination by the Company “with cause” or a termination by Pepsi “without cause”, the Company is required to pay the Purchaser certain compensation upon a termination as specified in the Distribution Agreement.

The Company agreed to provide Pepsi a right of first offer in the event the Company intends to (i) manufacture, distribute or sell products in certain additional countries as specified in the Distribution Agreement or (ii) distribute or sell products in any future channels and distribution methods during the term of the Agreement. Additionally, pursuant to the Distribution Agreement, the Company and the Purchaser agreed to use commercially reasonable efforts to negotiate and execute with Pepsi a distribution agreement reasonably consistent with the Distribution Agreement for the sale and distribution of the Products in Canada, and Pepsi agreed to meet and confer in good faith with the Company regarding the terms and conditions upon which the Purchaser may be willing to sell or distribute the Products, either directly or through local sub-distributors in certain other additional countries. The Distribution Agreement includes other customary provisions, including non-competition covenants in favor of the Company, representations and warranties, indemnification provisions, insurance provisions and confidentiality provisions.

On August 1, 2022, the Company and Pepsi also executed a Transition Agreement, providing for the Company’s transition of certain existing distribution rights in the Territory to Pepsi. Under the terms of the Transition Agreement, Pepsi would pay the Company up to $250 million in multiple tranches to facilitate the Company’s transition of certain distribution rights to Pepsi. Amounts received from Pepsi were contractually restricted to only be used to pay termination fees due to other distributors; any excess cash received over amounts due to other distributors is to be

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

refunded back to Pepsi. In August 2022, the Company received an initial $174.7 million payment from Pepsi in accordance with the Transition Agreement. In the fourth quarter, the Company received a second payment from Pepsi under the Transition Agreement totaling $53.1 million as a result of negotiations with distributors whose territories were excluded from the first payment made by Pepsi.

Accounting for the agreements executed with PepsiCo, Inc.

The Company evaluated the SPA, Transition Agreement, Distribution Agreement, and other agreements executed with Pepsi on August 1, 2022, as one combined contract since the agreements were executed on the same day, with the same counterparty, in contemplation of one another and contractual terms are defined and referenced across the agreements. These agreements will be referred to as the “Pepsi Arrangement” herein. Management concluded the Pepsi Arrangement was partially in the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”) and partially in the scope of ASC 505, Equity (“ASC 505") and ASC 480, Distinguishing liabilities from equity. The Company first applied the measurement and classification criteria in ASC 505 and ASC 480 with respect to the Company’s issuance of 1,446,666 shares of Series A Convertible Preferred Stock, as the substance of the issuance of the Series A Convertible Preferred Stock was determined to be a financing transaction. See Footnote 14, Mezzanine Equity for the Company’s accounting conclusions with respect to the issuance of the Series A Convertible Preferred Stock.

After application of the measurement and classification principles in ASC 505, and ASC 480, Distinguishing liabilities from equity, the Company accounted for the residual revenue elements of the Pepsi Arrangement under ASC 606. The revenue elements of the Pepsi Arrangement consisted of (i) a $174.7 million upfront payment received from Pepsi under the Transition agreement and (ii) a $282.5 million implicit payment made to Pepsi by Celsius, representing the excess fair value over issuance proceeds received for the Series A Convertible Preferred Stock.

The $174.7 million upfront payment received from Pepsi was only to be used by Celsius to transition territory rights from terminated distributors to Pepsi; any excess cash received from Pepsi over transition payments made by Celsius to the Company’s terminated distributors was contractually restricted and due back to Pepsi. As of September 30, 2022, the Company has recorded a refund liability of $19.3 million representing cash refunds due to back to Pepsi and recognized the difference of $155.4 million as deferred revenues (a contract liability). The deferred revenues will be recognized by Celsius ratably over the twenty-year year agreement term, which does not materially differ compared to anticipated delivery of goods. The Company recognized $1.3 million of deferred revenues in the Statement of Operations in the three and nine-month periods ended September 30, 2022.

The $282.5 million excess fair value over issuance proceeds of the Series A Convertible Preferred Stock represents an implicit payment made to a customer. The Company concluded that this implicit payment meets the definition of an asset under FASB Concepts Statement 6, and has been recorded as a ‘Deferred Other Cost’ in the statement of financial position. The Company will amortize the asset balance as contra-revenues ratably over a twenty-year period consistent with the term of the Distribution Agreement. The Company recognized contra-revenues of $2.4 million in the Statement of Operations in the three and nine-month periods ended September 30, 2022. The Company will assess the Deferred Other Cost asset for impairment on a quarterly basis.

For product sales under the Distribution Agreement, the Company will recognize revenues when control of the underlying goods are transferred to Pepsi based on the contractual terms of noncancellable purchase orders issued by Pepsi. The Company’s customary revenue recognition policy as explained above is applied with respect to rebates.

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

The Company recognizes revenue from the agreement over time because Qifeng simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because of its ongoing efforts in providing the exclusive license rights including providing continuous access, updates and support. Total revenue recognized under the agreement was approximately $0.5 million for the three months ended September 30, 2022 and 2021, respectively and approximately $1.5 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively, which is reflected in the revenues from Asia.

5.
INVENTORIES

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

Inventories consist of the following at:

	September 30, 2022	December 31, 2021

Finished goods	$97,878	$123,594
Raw Materials	60,078	70,201
Less: Inventory allowance for excess and obsolete products	(4,023)	(2,573)
Inventories	$153,933	$191,222

6.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total approximately $12.1 million and $13.6 million at September 30, 2022 and December 31, 2021, respectively, consisting mainly of prepaid advances to co-packers related to inventory production, advertising, prepaid insurance, prepaid slotting fees, value added tax payments and deposits on purchases.

7.
NOTE RECEIVABLE

Note receivable consists of the following at:

	September 30, 2022	December 31, 2021

Note receivable-current	$2,888	$2,588
Note receivable-non-current	3,465	7,117
Total Note receivable	$6,353	$9,705

Effective January 1, 2019, the Company restructured its China distribution efforts by entering into two separate economic agreements as it relates to the commercialization of its Celsius products (i.e., the license and repayment of investment agreement with Qifeng, as described above). See Note 4 for information regarding the license agreement with Qifeng. Under a separate economic agreement, Qifeng will repay the marketing investments made by Celsius into the China market through 2018, over the same five-year period as the license agreement. The repayment, which was formalized via a note receivable from Qifeng (the "Note"), will need to be serviced even if the licensing agreement is cancelled or terminated. The Note is denominated in Chinese-Yuan.

Scheduled principal payments plus accrued interest for the Note are due annually on March 31 of each year starting in 2020. The note receivable is recorded at amortized cost and accrues interest at a rate per annum initially equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. On June 12, 2020, it was agreed to fix the interest rate at 3.21% which reflected the weighted average interest rate for the 5-year period of the Note. For the three months ended September 30, 2022 and 2021, interest income for the Note was approximately $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, interest income for the Note was approximately $0.2 million and $0.2 million, respectively.

The Company assesses the note receivable for impairment at each reporting period, by evaluating whether it is probable that the Company will be unable to collect all the contractual principal and interest payments as scheduled in the Note, based on historical experience of Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At September 30, 2022, the Note was not deemed to be impaired. Payment in-full was received in April 2022 pertaining to the amounts due on March 31, 2022.

As evidence of solvency for the Note, a stock certificate in Celsius Holding's Inc. which amounts to 30,000 of shares owned by an affiliate under common control of Qifeng is being held at a brokerage account. A letter of guarantee was executed with several restrictions regarding their shares. In particular, it was agreed that the stock would not be sold or transferred without the prior written consent from Celsius Holding's, Inc. There are other restrictions and agreements, which include that a statement of account will be provided to Celsius on a quarterly basis to confirm and validate the existence of the remaining shares. The shares serve as one component of management's consideration when evaluating impairment indicators.

8.
LEASES

The Company’s leasing activities include an operating lease of its corporate office space from a related party (see note 13) and other operating and finance leases of vehicles and office space for the Company’s European operations.

At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

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

The future annual minimum lease payments required under the Company’s operating and finance lease liabilities as of September 30, 2022 are as follows:

	Operating	Finance
Future minimum lease payments	Leases	Leases	Total
2022	$180	$31	$211
2023	681	91	772
2024	319	36	355
2025	6	61	67
2026	—	58	58
Total future minimum lease payments	1,186	277	1,463
Less: Amount representing interest	(61)	(15)	(76)
Present value of lease liabilities	1,125	262	1,387
Less: current portion	(663)	(95)	(758)
Long-term portion	$462	$167	$629

9.
PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2022	December 31, 2021

Merchandising equipment - coolers	$5,505	$3,052
Office Equipment	1,177	891
Vehicles	1,013	304
Less: accumulated depreciation	(1,913)	(1,067)
Total	$5,782	$3,180

Depreciation expense amounted to approximately $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense amounted to approximately $1.0 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

10.
GOODWILL AND INTANGIBLES

At September 30, 2022 and December 31, 2021, goodwill consists of approximately $12.5 million and $14.5 million, respectively, resulting from the excess of the consideration paid over the fair value of net tangible and intangible assets acquired from the Func Food acquisition.

Intangible assets consist of acquired customer relationships and brands from the Func Food acquisition. The gross carrying amount and accumulated amortization of intangible assets as of September 30, 2022 and December 31, 2021, respectively, were as follows:

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

	September 30, 2022	December 31, 2021

Definite-lived intangible assets
Customer relationships	$12,263	$14,248
Less: accumulated amortization	(1,349)	(1,140)
Definite-lived intangible assets, net	$10,914	$13,108

Indefinite-lived intangible assets
Brands	$2,984	$3,193
Less: impairment	(2,576)	—
Indefinite-lived intangible assets, net	$408	$3,193
Total Intangibles	$11,322	$16,301

Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life. Amortization expense for the three months ended September 30, 2022 and 2021 was approximately $0.1 million. Amortization expense for the nine months ended September 30, 2022 and 2021 was approximately $0.4 million and $0.4 million, respectively. Amortization expense is reflected in general and administrative expenses. See note 2. Basis of Presentation and Summary of Significant Accounting Policies, for more information regarding our indefinite-lived intangible asset, Brands.

Other fluctuations in the amounts of goodwill and intangible assets are due to currency translation adjustments.

The following is the future estimated annualized amortization expense related to customer relationships:

As of September 30, 2022:
2022	$123
2023	491
2024	491
2025	491
2026	491
Thereafter	8,827
Total	$10,914

11.
ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30, 2022	December 31, 2021

Accounts payable	$27,595	$35,821
Due to Pepsi	19,312	—
Promotional allowances	43,250	19,037
Freight	19,547	15,872
Accrued expenses	30,094	15,311
Unbilled purchases	4,149	5,438
Total	$143,947	$91,479

12.
OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at:

	September 30, 2022	December 31, 2021

Short-term
VAT payable	$267	$—
State Beverage Container Deposit	2,975	976
Other	25	—
Total	$3,267	$976

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

13.
RELATED PARTY TRANSACTIONS

Transactions with PepsiCo Inc.

As further described in Note 14 Mezzanine Equity, on August 1, 2022, the Company issued 1,466,666 shares of non-voting Series A Convertible Preferred stock (“Series A”) to Pepsi. On an as-converted basis the Series A held by Pepsi accounts for approximately 8.5% of the Company’s outstanding Common Stock, both on the date of issuance and as of September 30, 2022. Also, as discussed Note 14, the Securities Purchase Agreement entered into on August 1, 2022 (the Purchase Agreement”) granted Pepsi the right to designate a nominee for election to the Company’s nine-member board of directors, so long as Pepsi meets certain ownership requirements with respect to the Company’s stock. During the quarter ended September 30, 2022, a Pepsi executive was nominated by Pepsi and elected to the Company’s board of directors.

Based on Pepsi’s contractual representation rights for a seat on the Company’s Board of Directors, the Company has concluded that Pepsi represents a related party to the Company. As of September 30, 2022, the following transactions were recognized in the Company’s financial statements:

•
Net sales to Pepsi amounted to $58.8 million for the three and nine months ended September 30, 2022 and are included in revenue on the accompanying consolidated statement of operations.
•
Accounts receivable due from Pepsi on September 30, 2022, were $72.3 million and are included in accounts receivable, net on the Company’s consolidated balance sheet. Pepsi paid the Company $174.7 million in cash in the third quarter under the Transition Agreement. This amount was used to pay termination fees owed by the Company to terminated distributors. The Company has recorded deferred revenues of $154.1 million, which is presented net of $1.3 million of revenue recognized at September 30, 2022, and a liability payable due to Pepsi of $19.3 million, representing refund liabilities owed to Pepsi under the Transition Agreement which are included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of September 30, 2022. The $19.3 million represents the excess of payments received from Pepsi less amounts paid and expected to be paid to terminated distributors.
•
The issuance of Series A to Pepsi was recorded at fair value, determined to be $832.5 million, on August 1, 2022. Cash proceeds from the issuance of Series A received from Pepsi were $550 million. See Note 14 for more information.
•
The Company has recorded a $282.5 million asset as Deferred Other Costs, representing the excess of the $832.5 million fair value of the Series A Preferred Stock over the issuance proceeds of $550 million. Amounts representing the unamortized deferred other costs of $14.1 million and $266 million are presented in deferred other costs-current and deferred other costs-non-current, respectively, net of $2.4 million of accumulated amortization in the accompanying consolidated balance sheet on September 30, 2022.

See Notes 1. Organization and Description of Business, 2. Basis of Presentation Significant Accounting Policies, 11. Accounts Payable and Accrued Expenses, and 14. Mezzanine Equity for more information.

Related Party Leases

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our major shareholders. The current lease expires on December 2024 with monthly base rent of approximately $35 thousand, which is included in general and administrative on the accompanying consolidated statement of operations and in the operating leases in consolidated balance sheet.

14.
MEZZANINE EQUITY

Series A Convertible Preferred Stock

As of September 30, 2022, Company has designated and authorized 1,466,666 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $375 per share. The stated value per share may be increased from time-to-time in the event dividends on the Series A are paid-in-kind (“PIK dividends”) pursuant to the Series A Certification of Designation (the “Series A Certificate”). On August 1, 2022, pursuant to the Purchase Agreement, the Company issued 1,466,666 shares of Series A, representing 100% of the authorized Series A shares, to Pepsi for stated cash consideration aggregating $550 million, excluding issuance costs. The Series A was issued concurrently with the execution of Distribution Agreement and the Transition Agreement. The Company determined that the aggregate fair value of the Series A on the issuance date was $832.5 million, or approximately $568 per share. Accordingly, the Series A Convertible Preferred Stock was recorded at that amount, net of issuance costs of $8.0 million, in the Company’s consolidated balance sheet and statement of stockholders’ equity.

Mezzanine Classification

The Series A Convertible Preferred Stock is redeemable in the event of a change in control as defined in the Series A Certificate. S99-3A(2) of the SEC's Accounting Series Release No. 268 ("ASR 268") requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268 guidance an issuer should classify a preferred security whose

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A is not mandatorily redeemable, however, a change in control is not solely in control of the Company, accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in our consolidated balance sheet and consolidated statement of changes in stockholders' equity as of and for the period ending September 30, 2022. The Series A is not considered mandatorily redeemable.

Pursuant to the Purchase Agreement, Pepsi, together with its affiliates, has certain rights and is also subject to various restrict percentage of the Company’s outstanding common shares on an as-converted basis through purchases of the Company’s Common Stock in the open market and the accumulation of PIK dividends. Additionally, pursuant to the Purchase Agreement, Pepsi has the right to designate one nominee for election to Company’s board of directors, for so long as Pepsi (together with its affiliates) beneficially owns at least 3,666,665 shares of the Company’s outstanding Common Stock on an as-converted basis. In August of 2022, the Company expanded the number of seats from eight to nine in connection with the election of a Pepsi representative to the Company’s board of directors.

Liquidation Preference

The Series A ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s Common Stock, (ii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A, and (iii) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A. The aggregate liquidation preference of the Series A is $550 million on September 30, 2022.

Voting

The Series A confers no voting rights, except as otherwise required by applicable law, and with respect to matters that adversely change the powers, preferences, privileges, rights or restrictions given to the Series A or provided for its benefit, or would result in securities that would be senior to or pari passu with the Series A. As described above, Pepsi does have a contractual right to representation on the Company’s Board of Directors, subject to certain share holdings thresholds.

Dividends

The Series A entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind, or a combination thereof, at the Company’s election (“Regular Dividends”). Regular Dividends accrue on each share Series A at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly Regular Dividends, shares of Series A also entitle the holder participate in any dividends paid on the Company’s Common Stock on an as-converted basis. During the quarter ended September 30, 2022, the Company declared and paid $4.6 million in Regular Dividends on the Series A, which amounted to $3.13 per share of Series A. There are no cumulative undeclared dividends on the Series A at September 30, 2022. In addition, there were no dividends issued to common shareholders as of the nine months ended September 30, 2022 and 2021

Redemption

Pursuant to certain conditions set forth in the Series A Certificate, Series A may be redeemed at a price per share of Series A equal to the sum of (i) the stated value of such share of Series A as of the applicable Redemption Date, plus (ii) without duplication, all accrued and unpaid dividends previously added to the stated value of such share of Series A, all accrued and unpaid dividends per share of Series A through such Redemption Date (the “Redemption Price”).

Company’s Optional Redemption

At any time from and after the earlier of (i) August 1, 2029, if the ten-day volume weighted average price of the Company’s Common Stock ( the “Ten-Day VWAP”) does not exceed the conversion price on the date immediately prior to the date the Company delivers a redemption notice to the holders, and (ii) the cancellation of the Distribution Agreement by the Company, if the Ten-Day VWAP does not exceed the Conversion Price on the date immediately prior to the date the Company delivers a redemption notice to the holders, the Company shall have the right to redeem all (and not less than all) of the then-outstanding shares of Series A, at the Redemption Price. In the event of a Company optional redemption, the Company shall effect such redemption by paying the entire Redemption Price on or before the date that is thirty days after the delivery of the Company’s redemption notice and by redeeming all the shares of Series A on such date.

Change in Control Redemption

In the event of (i) a sale or transfer, directly or indirectly, of all or substantially all of the assets of the Company in any transaction or series of related transactions (other than sales in the ordinary course of business); or (ii) any merger, consolidation or reorganization of the Company with or into any other entity or entities as a result of which the holders of the Company’s outstanding capital stock (on a fully-diluted basis) immediately prior to the merger, consolidation or reorganization no longer represent at least a majority of the voting power of the surviving or resulting Company or other entity; or (iii) any sale or series of sales, directly or indirectly, beneficially or of record, of shares of the Company’s capital stock by the holders thereof which results in any Person or group of Affiliated Persons owning capital stock holding more than 50% of the voting power of the Company (a “Change in Control”) the Company (or its successor) shall redeem all (and not less than all) of the then-issued and outstanding shares

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

of Series A. Upon such redemption, the Company will pay or deliver, as applicable, to each holder in respect of each share of Series A held by such holder, an amount equal to the greater of (A) cash in an amount equal to the Redemption Price and (B) the amount of cash and/or other assets (including securities) such holder would have received had each share of Series A held by such holder as of the close of business on the business day immediately prior to the effective date of such transaction resulting in a Change of Control, converted into a number of shares of Common Stock equal to the then-applicable Conversion Ratio and participated in such transaction resulting in such Change of Control as a holder of shares of Common Stock (such greater amount, the “Change of Control Redemption Price”). If, in connection with a transaction resulting in a Change of Control, the Company or its successor shall not have sufficient funds legally available under the Nevada law governing distributions to stockholders to redeem all outstanding shares of Series A, then the Company shall (A) redeem, pro rata among the holders, a number of shares of Series A equal to the number of shares of Series A that can be redeemed with the maximum amount legally available for the redemption of such shares of Series A under the Nevada law governing distributions to stockholders, and (B) redeem all remaining shares of Series A not redeemed because of the foregoing limitations at the applicable Change of Control Redemption Price as soon as practicable after the Company (or its successor) is able to make such redemption out of assets legally available for the purchase of such share of Series A. The inability of the Company (or its successor) to make a redemption payment for any reason shall not relieve the Company (or its successor) from its obligation to effect any required redemption when, as and if permitted by applicable law.

Holder Right to Request Redemption

On each of August 1, 2029, August 1, 2032, and the August 1, 2035, the majority holders shall have the right, upon no less than six months prior written notice to the Company, to request that the Company redeem all (and not less than all) of the then-outstanding shares of Series A, at the Redemption Price.

In the event of a holder optional redemption, the Redemption Price shall be payable, and the shares of Series A redeemed by the Company, in three equal installments, commencing on August 1, 2029, August 1, 2032, or August 1, 2035, as applicable, and in each case on the fifteenth- and thirtieth-month anniversary thereafter (each a "Redemption Date”). On each Redemption Date for a holder optional redemption, the Company shall redeem, on a pro rata basis in accordance with the number of shares of Series A owned by each holder, that number of outstanding shares of Series A determined by dividing (i) the total number of shares of Series A outstanding immediately prior to such Redemption Date by (ii) the number of remaining Redemption Dates (including the Redemption Date to which such calculation applies). If, on any Redemption Date, Nevada law governing distributions to stockholders or the terms of any indebtedness of the Company to banks and other financial institutions engaged in the business of lending money prevent the Company from redeeming all share of Series A to be redeemed, the Company shall ratably redeem the maximum number of shares that it may redeem consistent with such law, and shall redeem the remaining shares as soon as it may lawfully do so under such law.

If any shares of Series A scheduled for redemption on a Redemption Date are not redeemed for any reason on such Redemption Date, (x) from such Redemption Date until the fifteen-month anniversary of such Redemption Date, the dividend rate with respect to such unredeemed share of Series A shall automatically increase to 8% per annum, (y) from such fifteenth-month anniversary of such Redemption Date until the thirtieth-month anniversary of such Redemption Date, the dividend rate with respect to such unredeemed share of Series A shall automatically increase to 10% per annum and (z) from and after such thirtieth-month anniversary of such Redemption Date, the dividend rate with respect to any such unredeemed share of Series A shall automatically increase to 12% per annum, in each case until such share is duly redeemed or converted.

Conversion

The shares of Series A may be converted into shares of the Company’s Common Stock pursuant to the Series A Certificate either at the option of the Company or subject to an automatic conversion as discussed below. The Series A was issued with a conversion price of $75 which is potentially subject to adjustment pursuant to the Series A Certificate. The Conversion Ratio is calculated as the quotient of (a) the sum of (x) the stated value of such share of Series A as of the applicable conversion date, plus (y) of all accrued and unpaid dividends previously added to the stated value of such share of Series A, and without duplication, all accrued and unpaid dividends per share of Series A through the applicable conversion date; divided by (b) the conversion Price as of the conversion date. As of September 30, 2022, the conversion ratio of the Series A into common was 1 to 5. At September 30, 2022, 7,333,330 shares of the Company’s Common Stock are issuable upon conversion of the Series A Convertible Preferred Stock.

The calculations of earnings per share for all periods presented herein during which the Series A was outstanding do not treat conversion of the Series A as if it had occurred, as the effect of conversion would be anti-dilutive.

Company Optional Conversion

At any time from and after August 1, 2029, provided the Ten-Day VWAP immediately prior to the date the Company delivers a conversion notice to the holders of Series A exceeds the Conversion Price, the Company may elect to convert all, but not less than all, of the outstanding shares of Series A into shares of the Company’s Common Stock.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

Automatic Conversion

The Series A will convert automatically into shares of the Company’s Common Stock upon the occurrence of any of the following, each, an “Automatic Conversion Event”:

•
Any date from and after the valid termination of the Distribution Agreement by the Company or Pepsi, if the Ten-Day VWAP immediately preceding such date exceeds the Conversion Price of such share as of such date.
•
Any date from and after August 1, 2028, on which (x) the Company’s products meet a market share requirement during a specified period (as defined in the Distribution Agreement) and (y) the Ten-Day VWAP immediately prior to such date exceeds the Conversion Price of such share as of such date. In the case of an automatic conversion, each share of Series A then outstanding shall be converted into the number of shares of Common Stock equal to the Conversion Ratio of such share in effect as of the automatic conversion date. The occurrence of an Automatic Conversion Event will terminate any right of the holder to receive a redemption at their request even if such request has already been submitted, provided that the Series A shares have not already been redeemed

Other Accounting Matters

FASB ASC 815 generally requires an analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. However, in order to perform this analysis, the Company was first required to evaluate the economic risks and characteristics of each series of the Series A in its entirety as being either akin to equity or akin to debt, using the “whole instrument” approach. The Company’s evaluation concluded that the Series A was more akin to an equity-like contract largely due to the fact the financial instrument is not mandatorily redeemable for cash, participates in common dividends, and has a redemption feature that is out-of-the money at issuance by approximately $282.5 million, when the redemption value of the instrument is compared to its estimated fair value. Other features of the Preferred Stock that operate like equity, such as the conversion features, afforded more evidence, in the Company’s view, that the instrument is more akin to equity. As a result, the embedded conversion features are clearly and closely related to their equity host instruments. Therefore, the embedded conversion features do not require bifurcation and classification as derivative liabilities. The Company identified certain embedded redemption features which it also evaluated for bifurcation. The Company considered whether these features met the definition of a derivative according to ASC 815, which is a condition which must be met for bifurcation to occur. It was concluded that these features did not provide for net settlement, as the preferred stock host instrument was more akin to equity and not readily convertible to cash, and therefore did not meet the definition of a derivative under ASC 815. Accordingly, no bifurcation of these redemption features was required or performed.

15.
STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to exercise of stock options and other awards

During the nine months ended September 30, 2022, the Company issued an aggregate of 1,307,539 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Plan and the 2006 Incentive Stock Plan (collectively, the "Stock Incentive Plans"). The Company received aggregate proceeds of approximately $3.1 million for 901,675 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis. During the nine months ended September 30, 2021, the Company issued an aggregate of 1,349,142 shares of its common stock pursuant to the exercise of stock options granted under the Company’s Stock Incentive Plans. The Company received aggregate proceeds of approximately $3.2 million for 826,994 options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

June 2021 Public Offering

On June 9, 2021, the Company and certain selling stockholders (the "Selling Stockholders”) entered into an underwriting agreement (the "Underwriting Agreement”) with UBS Securities LLC and Jefferies LLC, as representatives (the "Representatives”) of the several underwriters (the "Underwriters”), relating to the sale of 6,518,267 shares of common stock of the Company at a public offering price of $62.50 per share less underwriting discounts and commissions in a registered public offering (the "Offering”). The Company and certain Selling Stockholders also granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 977,740 shares of its common stock. The Underwriters partially exercised their option to purchase 873,141 shares of the Company’s common stock on June 11, 2021; 1,133,953 of which were sold by the Company and 739,188 of which were sold by certain of the Selling Stockholders. The Offering closed on June 14, 2021. The Company issued and sold 1,133,953 shares of common stock, and the Selling Stockholders sold 6,257,455 shares, in the aggregate, of common stock in the Offering. The Offering generated net proceeds for the Company of $67,769,386 and net proceeds for the Selling Stockholders of $375,447,300. The Company intends to use the proceeds for general corporate purposes. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders.

16.
FAIR VALUE MEASUREMENTS

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

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

The Company engaged a third-party valuation expert to assist in determining the fair value of the 1,466,666 shares of Series A Convertible Preferred Stock issued on August 1, 2022. The Series A Convertible Preferred Stock is classified in mezzanine equity, see Note 14, Mezzanine Equity, and the valuation of the Series A Convertible Preferred Stock represents a non-recurring fair value measurement. We used a Monte Carlo simulation model to determine the fair value of the Series A Convertible Preferred Stock on August 1, 2022. The Monte Carlo simulation utilized multiple input variables to determine the value of the Series A Convertible Preferred Stock including a volatility rate of 45%, risk free interest rate of 2.69%, 5.0% dividend rate, the closing price of the Company’s common stock on the issuance date of $98.87, a debt discount rate of 12.5% and a discount for lack of marketability attributed to the registration period of the underlying stock. The selected historical volatility was based on Celsius and a certain peer group. The risk-free interest rate was based on the US STRIPS Rate with a corresponding term as of issuance date. The 5.0% dividend rate is consistent with the provisions of the Series A Convertible Preferred Stock and with the Company’s past payments made in cash. The debt discount rate was based on estimated credit analysis and corresponding market yields as of the issuance date. The Company applied a nominal discount for lack of marketability with respect to the assumed registration period of the underlying shares.

The Company used the relief from royalty method model to determine the fair value of the Brand Name on September 30, 2022. The fundamental concept underlying this method is that in lieu of ownership, the acquirer can obtain comparable rights to use the subject asset via a license from a hypothetical third-party owner. The Relief from Royalty method utilized multiple input variables to determine the value of the Brand Name including forecasted sales, discount rate, and royalty rates. The selected royalty rate was based on comparable brands. The debt discount rate was based an expected debt and equity rate of return as of September 30, 2022.

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy:

	For the nine months ended September 30, 2022
	Level 1	Level 2	Level 3
Mezzanine equity:
Series A convertible preferred shares	$—	$—	$824,488
Indefinite-lived intangible assets:
Brands	—	408	—
Total	$-	$408	$824,488

Other than those noted previously, the Company did not have any other assets or liabilities measured at fair value at September 30, 2022 and December 31, 2021.

17.
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

The effective income tax rate for the nine months ended September 30, 2022 was (33.5%). The effective income tax rate for the nine months ended September 30, 2022 differed from the statutory federal income tax rate of 21% primarily due to the tax impact of the $282.5 million Series A Preferred Stock fair value adjustment which is recorded as "Deferred Other Costs" and will be amortized over twenty years for book purposes. As this expense is non-deductible for tax purposes, the Company recorded a $71.4 million deferred tax liability in the third quarter deferred tax expense as a discrete item. The effective income tax rate for the nine months ended September 30, 2022 was also impacted by disallowed stock-based compensation expense, state and local income taxes and the release of certain state income tax reserves.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company recognizes those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the consolidated statements of operations.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

18.
STOCK-BASED COMPENSATION

The Company adopted the 2006 Incentive Stock Plan on January 18, 2007. This plan was intended to provide incentives to attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock. While the plan terminated 10 years after the adoption date, issued awards have their own schedule of terminations. As such, the Company is no longer granting awards under this plan and there are no unvested awards as of September 30, 2022.

The Company adopted the 2015 Plan on April 30, 2015. The 2015 Plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to awards issued. The 2015 Plan permits the grant of options and shares for up to 5 million shares. In addition, there is a provision in the 2015 Plan for an annual increase to the maximum number of shares authorized under the 2015 Plan, which increase shall be added on the first day of the calendar year beginning January 1, 2016, equal to 15% of the number of shares outstanding as of such date (note 15). As of September 30, 2022, approximately 4.6 million shares are available for issuance under the 2015 Plan.

The Company determines the fair value of restricted stock-based awards based on the market price on the date of grant. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances and recognizes forfeitures as they occur.

For the nine months ended September 30, 2022 and 2021, the Company recognized an expense of approximately $14.8 million and $28.7 million, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying consolidated statement of operations).

Stock Options

Under the 2015 Plan, the Company has issued stock options to purchase approximately $2.6 million shares at an average price of $8.92 with a fair value of $213.8 million. For the nine months ended September 30, 2021, the Company issued stock options to purchase 304,750 shares. No options were issued during the nine months ended September 30, 2022. Upon exercise, shares of new common stock are issued by the Company.

A summary of the status of the Company’s outstanding stock options as of September 30, 2022 and changes during the periods ending on that date is as follows:

		Weighted Average			Weighted
	Shares	Exercise	Grant Date Fair	Aggregate Intrinsic	Average Remaining
	(000’s)	Price	Value	Value (000’s)	Term (Yrs)
Options
At December 31,2021	3,600	$7.47		$241,515	6.37
Granted	—	—		—
Exercised	(979)	$3.53	$79.17	$74,001
Forfeiture and cancelled	(61)	$5.05		—
At September 30,2022	2,560	$8.92		$213,831	6.37
Exercisable September 30,2022	1,920	$6.48		$161,633	5.49

The following table summarizes information about employee stock options outstanding at September 30, 2022:

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
Range of	at	Averaged	Averaged	at	Averaged	Averaged
Exercise	September 30, 2022	Remaining	Exercise	September 30, 2022	Remaining	Exercise
Price		Life	Price		Life	Price
$0.34 - $1.05	30	1.69	$0.58	30	1.69	$0.58
$1.97 - $2.955	5	3.27	$1.97	5	3.27	$1.97
$3.23 - $4.845	1,736	5.84	$3.83	1,400	5.58	$3.93
$5.59 - $8.385	409	3.95	$5.70	340	3.24	$5.72
$14.53 - $21.795	61	7.84	$14.53	40	7.84	$14.53
$21.80 - $32.70	18	8.08	$21.80	5	8.08	$21.80
$42.64 - $63.96	301	8.26	$42.67	100	8.26	$42.67
Outstanding options	2,560	5.83	$8.92	1,920	5.30	$6.48

As of September 30, 2022, the Company had approximately $4.4 million of unrecognized pre-tax non-cash compensation expense related to options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 1.2 years. The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. The maximum contractual term of the Company's stock options is 10 years. The Company recognizes forfeitures as they occur. There are stock options to purchase approximately 1.9 million shares that have vested as of September 30, 2022.

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

A summary of the Company’s restricted stock award activity for the nine months ended September 30, 2022 and 2021 is presented in the following table:

	For the nine months ended September 30,
	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares (000's)	Fair Value	Shares (000's)	Fair Value
Unvested at beginning of period	0.3	$14.72	66	$14.78
Transfers to restricted stock units	—	—	(46)	$34.02
Granted	—	—	—	—
Vested	—	—	(19)	$22.30
Forfeiture and cancelled	(0.3)	$14.72	(1)	$34.02
Unvested at end of period	—	$—	—	$-

There were no shares vested during the nine months ended September 30, 2022. There are no outstanding restricted stock awards as of September 30, 2022.

Restricted Stock Units

Restricted stock units are awards that give the holder the right to receive one share of common stock for each restricted stock unit upon meeting service-based vesting conditions (typically annual vesting in three equal annual installments, with a requirement that the holder remains in the continuous employment of the Company). The holders of unvested units do not have the same rights as stockholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The value of restricted stock units that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock unit activity for the nine months ended September 30, 2022 and 2021 is presented in the following table:

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

	For the nine months ended September 30,
	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares (000's)	Fair Value	Shares (000's)	Fair Value
Unvested at beginning of period	566	$52.66	—	$—
Transfers from restricted stock awards	—	—	46	$34.02
Granted	207	81.74	546	$51.03
Vested	(183)	56.33	(1)	—
Forfeited and cancelled	(47)	64.37	(15)	$50.67
Unvested at end of period	543	$63.93	576	$50.82

The total fair value of shares vested during the nine months ended September 30, 2022 was approximately $9.7 million. Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of September 30, 2022 and 2021 was $29.3 million and approximately $36.1 million, respectively, and is expected to be expensed over the next 2.0 years.

Performance-based Stock Awards

The Company issues stock-based awards to third-party consultants for providing marketing, sales, and general business development services related to Celsius products. The stock-based awards are in the form of restricted stock units with performance vesting conditions (“performance stock units” or “PSUs”). The holders of unvested PSUs do not have the same rights as stockholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. Some of the PSU performance vesting conditions are linked to the consultants obtaining specified incremental earnings for the Company in a given year over the performance vesting period, typically five years and some of the awards are linked to employees of the Company and have specific performance-based metrics to be met in year one and year two of the issuance. The fair value of PSUs is based on the market price of the underlying stock on the grant date. The Company recognizes compensation cost for performance stock awards issued to non-employees in the same manner and periods as though cash had been paid for services received.

In the third quarter of 2022, the Human Resources and Compensation Committee of the Board of Directors approved the issuance of “Performance-based RSUs” to certain employees which represented restricted share units with performance-based vesting. The aggregate grant date fair value of $7.5 million included an immediate vesting of 20% of the shares as well as specific performance-based metrics to be met in year one and year two of the issuance. The Company believes the performance-based metrics are probable of being achieved and will recognize expense each tranche of the awards separately using the accelerated attribution method according to ASC 718.

A summary of the Company’s PSU activity for the nine months ended September 30, 2022 and 2021 is presented in the following table:

	For the nine months ended September 30,
	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares (000's)	Fair Value	Shares (000's)	Fair Value
Unvested at beginning of period	15	$64.65	—	$—
Granted	76	$102.92	—	—
Vested	(18)	$96.47	—	—
Forfeited and cancelled	—	—	—	—
Unvested at end of period	73	$96.47	—	$—

The total fair value of awards vested during the nine months ended September 30, 2022 was approximately $2.3 million. Unrecognized compensation expense related to outstanding PSUs issued to employees and non-employee consultants as of September 30, 2022 was approximately $6.8 million and is expected to be expensed over the next 2.2 years.

Modifications

There were certain Board of Directors members and employees whose service was terminated during 2021. In connection with their terminations, the vesting conditions of the previously granted awards were modified to accelerate the vesting of specified un-vested awards pursuant to board resolutions or severance agreements. Pursuant ASC 718, these were Type III modifications requiring re-valuation of un-vested awards to modification date fair value with recognition of compensation expense over the remaining service period. There have been no modifications in the three and nine months ended September 30, 2022. Modifications during the three-and nine-month period ended September 30, 2021 resulted

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

in additional stock-based compensation expense of $12.1 million and $15.3 million, respectively. See note 2. Basis of Presentation Significant Accounting Policies for more information.

19.
COMMITMENTS AND CONTINGENCIES

Legal

In November of 2020, McGovern Capital, Inc. and Kevin McGovern (collectively “McGovern”) filed a claim in arbitration related to its Representative Agreement with the Company as amended by the first amendment dated August 6, 2016. Pursuant to the Representative Agreement, McGovern is entitled to receive a fee of three percent (3%) of “Net Revenues” received by the Company from sales of the Company’s products in the People’s Republic of China for a period of four years from Initial Commercial Sale (which was September 1, 2017). “Net Revenues” are defined in the Representative Agreement as “the Company’s revenues net of actual discounts applied, credits and returns.” Effective January 1, 2019, the Company restructured its China operations from a distribution arrangement with Qifeng Food Technology (Beijing) Co. Ltd. (“Qifeng”), to a license and royalty arrangement and a loan, pursuant to which Qifeng will market and distribute the Company’s products in China, and Celsius will receive an annual royalty payment. The Company intended to pay McGovern its percentage of the annual royalty payment, but McGovern had objected claiming that McGovern is entitled to be paid commissions on the entire royalty payment and the amount of the loan to Qifeng. During the three months ended September 30, 2022, a confidential settlement agreement was signed for an amount included in the consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2022 that is not material to the financial results of the Company.

In March of 2019, Daniel Prescod filed a putative class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, filed on March 19, 2019, (the “Prescod Litigation”). Daniel Prescod asserts that the Company’s use of citric acid in its products while simultaneously claiming “no preservatives” violates California Consumer Legal Remedies Act, California Business and Professions Code Section 17200, et seq., and California Business and Professions Code Section 17500, et seq., because citric acid acts as a preservative. The Company does not use citric acid as a preservative in its products, but rather as a flavoring, and therefore it believes that its “no preservatives” claim is fair and not deceptive. A motion to certify the case as a class action was filed and on August 2, 2021, that motion was granted. No fact discovery was conducted on the merits. On October 12, 2022, the Company and Mr. Prescod notified the courts that an agreement in principle to settle had been reached to resolve the case for an aggregate amount of $7.8 million. The Company and Mr. Prescod will submit the settlement agreement to the court for judicial approval and await final judgement and entry in the coming weeks. As of September 30, 2022, $7.8 million was accrued and included in accounts payable and accrued expenses in the consolidated balance sheet.

On January 8, 2021, the Company received a letter from the SEC Division of Enforcement seeking the production of documents in connection with a non-public fact-finding inquiry by the SEC to determine whether violations of the federal securities laws have occurred. Subsequent to January 8, 2021, the Company received subpoenas for production of documents in connection with the matter. The investigation and requests from the SEC do not represent that the SEC has concluded that the Company or anyone else has violated the federal securities laws. The Company has cooperated and will continue to cooperate with the SEC staff in its investigation and requests. At this time, however, the Company cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations.

On March 16, 2022, Christian McCallion filed a putative class action lawsuit against the Company in the United States District Court for the Southern District of Florida. Plaintiff McCallion asserts that because of the Company's delay in filing its Annual Report on Form 10-K for the year ended December 31, 2021, there was a decline in the market value of the Company’s securities and as a result, class members suffered significant losses and damages. On June 6, 2022 Judge Middlebrooks appointed a lead class plaintiff and the Company filed its Motion to Dismiss on August 5, 2022. As the Company has previously disclosed in its periodic reports filed with the SEC, prior to filing an application for an automatic fifteen (15) day extension of the original filing date, the Company experienced staffing limitations, unanticipated delays and identified material errors in previous filings. The Company does not believe it has committed any federal securities violations or made false and/or misleading statements and/or material omissions as alleged in the complaint. The Company intends to contest the claims vigorously on the merits.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Commitments

The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. If management makes the decision to terminate an agreement without cause, an estimate of expected damages is accrued, and an expense is recorded within operating expenses during the period in which termination was initiated.

As of September 30, 2022, we have contingent commitment to third parties of $17 million. Our guarantees are primarily related to third party suppliers and have arisen through the normal course of business. The guarantees may have various terms, and none are individually significant.

Additionally, our business and results of operations may be adversely affected by the business and economic uncertainty resulting from the pandemic and public health crises related to the COVID-19 outbreak, which is affecting the macro-economic environment.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

(Tabular dollars in thousands, except per share amounts)

20.
SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date the consolidated financial statements are issued. Except for the matters discussed in note 19, there were no other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

Our forward-looking statements may include, but are not limited to, statements about:

•
our expectations relating to expansion into additional geographic markets and product lines;
•
our expectations relating to revenue, operating costs and profitability;
•
our expectations regarding our strategy and investments;
•
our expectations regarding our business, including market opportunity, consumer demand and our competitive advantage;
•
our expectations regarding supply chains and distribution networks;
•
the impact of future and existing food and drug laws and regulations on our business;
•
our expectations regarding cost and availability of materials and ingredients;
•
our expectations regarding our future growth prospects and our ability manage our growth and hire capable personnel to support our growth;
•
the potential ongoing impact of the continuing COVID-19 pandemic on us directly, or on our distributors or suppliers;
•
expected competition from the functional energy drink and supplement industries and other sources;
•
our expectations relating to marketing and advertising expense;
•
the timing of our receipt and recognition of revenues and other payments;
•
our expectations about our trademarks and trade secrets;
•
our expectations relating to macroeconomic conditions;
•
general economic and business conditions in particular industries, markets or geographic regions, as well the potential for a significant economic slowdown, stagflation or economic recession;
•
political unrest and military actions in foreign countries, particularly the armed conflict in Ukraine, as well as the impact on world markets and energy supplies resulting therefrom;
•
our critical accounting policies and related estimates or changes in accounting practices;
•
our liquidity and capital needs;
•
political, legislative, regulatory and legal challenges;
•
the merits or potential impact of any lawsuits filed against us or disputes we may be party to; and
•
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

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Revenue

For the three months ended September 30, 2022, revenue was approximately $188.2 million, an increase of $93.3 million or 98% from $94.9 million for the three months ended September 30, 2021. Approximately 102% of this growth was as a result of increased revenues from North America, where third quarter 2022 revenues were $179.5 million, an increase of $95.1 million or 112% from the same period in 2021. The balance of the revenues for the three months ended September 30, 2022 quarter were mainly attributable to European revenues of $7.5 million, which decreased by $2.0 million from the same period in 2021 due to foreign exchange rates and timing of new product launches and continuing supply chain challenges. Asian revenues (which include royalty revenues from our China licensee) contributed an additional approximately $1.0 million, an increase of 37% from approximately $0.7 million for the same period in 2021, which include increases in royalties payable under our licensing agreement. Other international markets generated approximately $0.2 million in revenues during the three months ended September 30, 2022 , an increase of 3% from $0.2 million for the same period in 2021.

The total increase in revenue was largely attributable to increases in sales volume, as opposed to increases in product pricing. The primary factors behind the increase in North American sales volume were related to continued strong triple-digit growth in traditional distribution channels, combined with an increase in and optimization of our products’ presence in world class retailers (e.g., additional SKUs). Additionally, revenues increased as a result of building inventories at Pepsi warehouses and distribution centers in anticipation of the transition to the Pepsi distribution network resulting in delivery of approximately five million raw cases. These revenues were offset by the prior distribution network which reduced their inventory balances at both their distribution centers and within their network as a majority of the prior distribution system was terminated as of September 30, 2022.

The following table sets forth the amount of revenues by category and changes therein for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	For the three months ended September 30,
Revenue Source	2022	2021	Change
Total Revenue	$188,233	$94,909	98.3%

North American Revenue	$179,541	$84,490	112.5%

European Revenue	$7,546	$9,536	(20.9)%

Asian Revenue	$964	$706	36.5%

Other	$182	$177	2.8%

Gross profit

For the three months ended September 30, 2022, gross profit increased by approximately $41.0 million or 109% to $78.7 million, from approximately $37.7 million for the three months ended September 30, 2021. Gross profit margins reflected an increase to 41.8% for the three months ended September 30, 2022 from 39.7% for the same period in 2021 reflecting a 210 basis point improvement. Efficiencies in outbound freight, which were partially offset by volatility in fuel prices, generated 130 basis points of improvement, while average case costs drove improvements in raw material costs.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2022 were approximately $198.8 million, an increase of approximately $176.1 million or 779% from approximately $22.6 million for the three months ended September 30, 2021. This increase was primarily attributable to expense for termination fees paid to prior distributors, which resulted in an increase of $155.4 million when compared to the prior year quarter. Additionally, employee costs increased by approximately $1.1 million from the year ago quarter as we continue to invest in this area in order to have the proper infrastructure to support our growth. Marketing costs also increased by approximately $14.6 million as we expanded our footprint in stores across the United States. Lastly, storage and distribution expenses as well as broker costs accounted for the remainder of the increase in this area in the amount of $4.4 million from the 2021 quarter to the 2022 quarter.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2022 were approximately $27.5 million, an increase of $4.2 million or 18%, from $23.3 million for the three months ended September 30, 2021. Employee costs for the three months ended September 30, 2022 reflect an increase of $0.9 million as investments in this area are also required to properly support our higher business volume and the commercial and operational areas of the business, as well as travel expenses are now being incurred. Depreciation, amortization and impairment expenses increased by approximately $2.4 million when compared to the prior year quarter. These increases were offset by a $11.7 million decrease in stock-based compensation expense, which amounted to $6.3 million in the current quarter, when compared to the prior year quarter. Management deems it very important to motivate employees by providing them ownership in the business in order to promote over performance which translates into the continued success of our business based on key performance attributes. Administration expenses also increased by $12.3 million primarily due to a litigation settlement in the amount of $7.8 million as well as increased costs associated with third party service providers including audit fees, internal control and Sox compliance, and other litigation. Lastly, all other administrative expenses which were mainly composed of research, development and quality control testing, increased by approximately $0.3 million from to the second quarter of 2021.

Other income/(expense)

Total net other expense for the three months ended September 30, 2022 is mainly related to foreign currency exchange which is offset by interest and non-operating income.

Net Loss

Net loss attributable to common shareholders for the three months ended September 30, 2022 was $186.5 million or $2.46 per share based on a weighted average of approximately 75,796,000 shares outstanding. The dilutive impact share-based awards of 10,185,781 shares, were excluded from the calculations due to the net loss position of the Company. In comparison, for the three months ended September 30, 2021, the Company had a net loss of approximately $9.4 million or $0.13 per share, based on a weighted average of 74,609,000 shares outstanding.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Revenue

For the nine months ended September 30, 2022, revenue was approximately $475.6 million, an increase of $265.6 million or 126% from $210.0 million for the nine months ended September 30, 2021. Approximately 102% of this growth was as a result of increased revenues from North America, where the first nine months of 2022 revenues were $448.1 million, an increase of $271.0 million or 153% from the 2021 first nine months. The balance of the revenues for the nine months ended September 30, 2022 were mainly attributable to European revenues of $23.5 million, which decreased by $7.2 million from the prior year nine months primarily due to foreign exchange rates and timing of new product launches and continuing supply chain challenges. Asian revenues (which include royalty revenues from our China licensee) contributed an additional approximately $2.9 million, an increase of 54% from approximately $1.9 million for the prior year, which include increases in royalties payable under our licensing agreement. Other international markets generated approximately $1.1 million in revenues during the nine months ended September 30, 2022, an increase of $0.7 million or 200.3% from $0.4 million for the prior year.

The total increase in revenue was largely attributable to increases in sales volume, as opposed to increases in product pricing. The primary factors behind the increase in North American sales volume were related to continued strong triple-digit growth in traditional distribution channels, combined with an increase in and optimization of our products’ presence in world class retailers (e.g., additional SKUs). Additionally, revenues increased as a result of building inventories at Pepsi warehouses and distribution centers in anticipation of the transition to the Pepsi distribution network resulting in delivery of approximately five million raw cases. These revenues were offset by the prior distribution network which reduced their inventory balances at both their distribution centers and within their network as a majority of the prior distribution system was terminated as of September 30, 2022.

The following table sets forth the amount of revenues by category and changes therein for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the nine months ended September 30,
Revenue Source	2022	2021	Change
Total Revenue	$475,640	$210,017	126.5%

North American Revenue	$448,141	$177,094	153.1%

European Revenue	$23,540	$30,695	(23.3)%

Asian Revenue	$2,857	$1,861	53.5%

Other	$1,102	$367	200.3%

Gross profit

For the nine months ended September 30, 2022, gross profit increased by approximately $105.3 million or 122% to $191.9 million, from $86.5 million for the nine months ended September 30, 2021. Gross profit margins reflected a decrease to 40.3% for the nine months ended September 30, 2022 from 41.2% for the nine months ended September 30, 2021, reflecting a 90 basis point reduction. Efficiencies in outbound freight, which were partially offset by volatility in fuel prices, generated 310 basis points of improved margin, which was more than offset by higher raw material costs including aluminum cans, ocean freight costs and packing costs.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2022 were approximately $262.8 million, an increase of approximately $212.7 million or 424% from approximately $50.1 million for the nine months ended September 30, 2021. This increase was partially attributable to higher marketing investment activities, which resulted in an increase of $31.2 million when compared to the prior year. Additionally, employee costs increased by approximately $5.9 million from the prior year as we continue to invest in this area in order to have the proper infrastructure to support our growth. Costs related to expense for termination fees to prior distributors, resulted in an increase of $156.2 million when compared to the prior year. Lastly, storage and distribution expenses as well as broker costs accounted for the remainder of the increase in this area in the amount of $19.4 million from the nine months ended September 30, 2021.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2022 were approximately $54.1 million, an increase of $10.8 million or 25%, from $43.4 million for the nine months ended September 30, 2021. This increase was primarily attributable to employee costs for the nine months ended September 30, 2022 which reflect an increase of $3.1 million, as investments in this area are also required to properly support our higher business volume and the commercial and operational areas of the business, as well as travel expenses are now being incurred. Depreciation, amortization, and impairment expenses increased by approximately $2.7 million when compared to the prior year quarter. These increases were offset by a $13.6 million decrease in stock-based compensation expense which amounted to $14.8 million for the nine months ended September 30, 2022, compared to $28.7 million in the prior year quarter. Management deems it very important to motivate employees by providing them ownership in the business in order to promote over performance which translates into the continued success of our business based on key performance attributes. Administrative expense also increased by $18.9 million primarily due to a litigation settlement in the amount of $7.8 million as well as increased costs associated with third party service providers including audit fees, internal control and Sox compliance and other litigation. Lastly, all other administrative expenses which were mainly composed of research, development and quality control testing, decreased by approximately $0.3 million during the nine months ended September 30, 2021.

Other income/(expense)

Total net other expense for the nine months ended September 30, 2022 is mainly related to foreign currency exchange which is offset by interest and non-operating income.

Net Loss

Net loss attributable to common shareholders for the nine months ended September 30, 2022 was $170.7 million or $2.26 per share based on a weighted average of approximately 75,625,000 shares outstanding. The dilutive impact share-based awards of 10,229,657 shares, were excluded from the calculation due to the net loss position of the Company. In comparison, for the nine months ended September 30, 2021, the Company had net loss of approximately $8 million or $0.11 per share, based on a weighted average of approximately 73,759,000 shares outstanding.

Liquidity and Capital Resources

As of September 30, 2022, and December 31, 2021, we had cash of approximately $727 million (including restricted cash of $135 million) and $16.3 million, respectively, and working capital of approximately $755.7 million and $169.2 million, respectively.

In addition to cash flow from operations, our primary sources of working capital have been private placements and public offerings of our securities, including an underwritten public offering of 1,133,953 shares at an offering price of $62.50 per share completed in June 2021 and a private placement of 1,466,666 Series A convertible shares as part of our agreement with Pepsi at a price of $375 per share, completed in August of 2022.

Our current operating plan for the next twelve (12) months reflects sufficient financial resources.

Cash flows provided by operating activities

Cash flows provided by operating activities totaled approximately $171.0 million for the nine months ended September 30, 2022, which compares to $52.1 million net cash used in operating activities for the nine months ended September 30, 2021. The approximately $223.0 million increase in cash generation was driven by the timing of cash receipts and payments associated with the Pepsi transition as well as continued growth in the operations of the Company.

Cash flows used in investing activities

Cash flows used in investing activities totaled approximately $0.9 million for the nine months ended September 30, 2022, which compares to cash used in investing activities of $0.5 million for the nine months ended September 30, 2021. The increase in the cash used in investing activities when compared to the 2021 period was primarily due to an increase of capital expenditures to $3.5 million offset by payment on our note receivable, as we received payment on our note receivable of approximately $2.6 million in April 2022.

Cash flows provided by financing activities

Cash flows provided by financing activities totaled approximately $540.5 million for the nine months ended September 30, 2022, which compares to cash provided by financing activities of $70.9 million for the nine months ended September 30, 2021. Cash provided by financing activities is mainly related to the net proceeds of $542 million from issuances of Series A convertible preferred shares related to Pepsi, net of issuance costs. Net proceeds were received from a public offering in June 2021 for approximately $67.8 million.

Off Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with US GAAP, which requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies or estimates from the information provided in “Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8 – Financial Statements and Supplementary Data – Note 2”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3. Quantitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and our Chief Financial Officer are evaluating whether our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We identified material weaknesses as of December 31, 2021 in our internal controls over financial reporting, which were not fully remedied as of September 30, 2022. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As a result of these material weaknesses, we concluded that internal controls over the following areas were not effective as of December 31, 2021 and were not fully remedied as of September 30, 2022.

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

To address the issues associated with our material weaknesses as described above, management is re-assessing the design of controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including but not limited to, (a) enhancing monitoring and oversight controls in the application of U.S. GAAP guidance pertaining to modifications of share-based payments, (b) hiring additional accounting and IT personnel with appropriate technical skillsets, (c) improving consistency in change management supported by standard operating procedures to govern the authorization, testing and approval of changes to information technology systems supporting all of the Company’s internal control processes, (d) enhancing design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures and financial reporting controls, and (e) implementing appropriate timely review and oversight responsibilities within the accounting and financial reporting functions. However, as of September 30, 2022, the identified material weaknesses were not fully remedied.

Changes in Internal Controls Over Financial Reporting

During the nine months ended September 30, 2022, we have been implementing and will aggressively continue to implement changes that are both organizational and process-focused to improve the control environment. We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal controls over financial reporting, information technology general controls as well as our controls around share-based payments, and over time, will address the material weaknesses noted as of December 31, 2021. These remedial measures were considered changes to our internal control environment which had a material effect on internal control over financial reporting. However, because certain of the remedial actions have only recently been undertaken and others will occur over the next several months, we have concluded that our controls and procedures in the areas listed above were not effective as of September 30, 2022. We will not be able to conclude whether the material weaknesses have been eliminated until the completion of the December 31, 2022 annual report on Form 10-K.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item is incorporated herein by reference to note 19 to the consolidated financial statements, Commitments and Contingencies, in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1.A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Information about our most recent risk factors is disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. At September 30, 2022, there have been no material changes to the information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Articles of Incorporation of Celsius Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 9, 2022).

3.2	Amended and Restated Bylaws of Celsius Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on August 9, 2022).

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer**

32.2	Section 906 Certification of Chief Financial Officer**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline iXBRL and contained in Exhibit 101

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Dated: November 9, 2022	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2022	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)