Form 10-K
period 2022-12-31
Celsius Holdings, Inc.
filed 2023-03-01
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Commission File No. 001-34611

CELSIUS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2745790
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2424 N. Federal Highway, Suite 208, Boca Raton, Florida 33431

(Address of Principal Executive Offices)

(561) 276-2239
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to under Section 12(b) of the Act:

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately 4,935,115,169 as of June 30, 2022, for the Company’s common stock on such date on the Nasdaq Capital Market. For purposes of the foregoing computation, all executive officers, directors, and 10% beneficial owners of the Registrant are deemed to be affiliates.

There were 76,706,874 shares of common stock outstanding as of February 14, 2023.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the SEC no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains statements that are based on the current expectations of our Company and management about future events within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results, levels of activity, performance or achievements expressed or implied may differ materially from those projected in the forward-looking statements as a result of various factors.

Our forward-looking statements may include, but are not limited to, statements about:

●	our ability to implement and/or maintain price increases, including through reductions in promotional allowances;

●	our expectations relating to expansion into additional geographic markets and product lines;

●	our expectations relating to revenue, operating costs and profitability;

●	our expectations regarding our strategy and investments;

●	our expectations regarding our business, including market opportunity, consumer demand and our competitive advantage;

●	our expectations regarding supply chains and distribution networks;

●	the impact of future and existing food and drug laws and regulations on our business;

●	our expectations regarding cost and availability of materials and ingredients;

●	our expectations regarding our future growth prospects and our ability to manage our growth and hire capable personnel to support our growth;

●	the potential ongoing impact of new COVID-19 variants on us directly, or on our distributors or suppliers;

●	expected competition from the beverage industry including the subcategories of functional energy and supplements;

●	our expectations relating to marketing and advertising expense;

●	the timing of our receipt and recognition of revenues and other payments;

●	our expectations about our trademarks and trade secrets;

●	our expectations relating to macroeconomic conditions;

●	general economic and business conditions in particular industries, markets or geographic regions, as well as the potential for a significant economic slowdown, stagflation or economic recession;

●

political unrest and military actions in foreign countries, particularly the armed conflict in Ukraine and associated geopolitical tensions and responses, including on inflation, supply chains, commodities, energy, and cyber-security, as well as the impact on world markets and energy supplies resulting therefrom;

●	our critical accounting policies and related estimates or changes in accounting practices;

●	liquidity and capital needs;

●	political, legislative, regulatory and legal challenges;

●	the merits or potential impact of any lawsuits filed against us or disputes we may be party to;

●	other statements regarding our future operations, financial condition, prospects and business strategies; and

●

our ability to respond to anticipated inflationary pressures, including reduction in consumer discretionary income and our ability to pass along rising costs through increased selling prices, and unfavorable global or regional economic conditions, including economic slowdown or recession.

ii

These forward-looking statements and any others within this Report are subject to a number of risks, uncertainties and assumptions, including but not limited to: our ability to successfully make and integrate acquisitions; the impact on our operations of public health crises, new COVID-19 variants; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure.

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission is not exhaustive. See “Part I, Item 1A - Risk Factors,” for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results.

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

Our flagship asset, CELSIUS®, is an energy drink which accelerates metabolism and burns calories and body fat while providing energy. This product line comes in two versions, a ready-to-drink supplement format and an on-the-go powder form. We also offer a CELSIUS HEAT and a BRANCH CHAIN AMINO ACIDS line, catered to both pre- and post-workout consumer needs. Our products are currently offered in major retail channels in the US including conventional grocery, natural, convenience, fitness, mass market, vitamin specialty and e-commerce.

On August 1, 2022, the Company and PepsiCo Inc. ("Pepsi"), entered into multiple agreements, including a Securities Purchase Agreement (“Purchase Agreement”), Lock-Up Agreements, Registration Rights Agreement, a distribution agreement (“Distribution Agreement”), and a Channel Transition Agreement (“Transition Agreement”). The Purchase Agreement, Lock-Up Agreements and Registration Rights Agreement pertain to the Company’s issuance of 1,466,666 shares of Series A Convertible Preferred Stock (“Series A” or “Series A Preferred Stock”) in exchange for cash proceeds of $550 million, excluding transaction costs. The Transition Agreement specifies payments to be made by Pepsi to Celsius for transitioning certain existing distribution rights to Pepsi. The Distribution Agreement resulted in Pepsi becoming the Company’s primary distribution supplier for the Company's products in the United States.

Potential Effects of new COVID-19 Variants on the Company’s Business

The COVID-19 pandemic has presented and continues to present a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the global economy and financial markets. The human and economic consequences of the COVID-19 pandemic as well as the measures taken or that may be taken in the future by governments, businesses (including the Company and our suppliers, distributors, co-packers and other service providers) and the public at large to limit new variants could directly and indirectly impact our business and results of operations, including, without limitation, the following:

•
Decreases in sales of our products in various distribution channels that are affected by COVID-19 variants. A resurgence of COVID-19 variants could cause reinstituted lockdowns and other restrictions, which could further impact customer demand. If COVID-19 variants and related unfavorable economic conditions continued to intensify, the negative impact on our sales, including our new product innovation launches, could be prolonged and may become more severe.
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
•
The closures of, and restrictions on, on-premise retailers and other establishments that sell our products as a result of new COVID-19 variants could adversely impact our sales and results of operations.
•
Our advertising, marketing, promotional, sponsorship and endorsement activities have been, and will continue to be, disrupted by reduced opportunities for such activities due to measures taken to limit the spread of new COVID-19 variants and cancellations of or reduced capacity at sporting events, concerts and other events could result in decreased demand for our products. Our product sampling programs, which are part of our strategy to develop brand awareness, have been, and could be, disrupted by new COVID-19 variants. If we are unable to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic, our sales, market share, volume growth and overall financial results could be negatively affected.
•
Our innovation activities, including our ability to introduce new products in certain markets, have been delayed and/or adversely impacted by the COVID-19 pandemic. If such innovation activities are disrupted delay the launch of new products and/or we are unable to secure sufficient distribution levels for such new products, our business and results of operations could be adversely affected.
•
Some of our suppliers, distributors and co-packers may experience plant closures, production slowdowns and disruptions in operations as a result of the impact of new COVID-19 variants. This could result in a disruption to our operations.
•
We may experience delays in receiving certain raw materials as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of, or congestion at ports, reduced availability of commercial transportation, border restrictions and capacity constraints.
•
Due to increased demand in at-home consumption, the beverage category has experienced some shortages of aluminum cans. However, we have been able to secure adequate supply and have not experienced significant adverse effects on our business, operations and financial condition from such shortage, however we are unable to accurately predict how this might change in the future.
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
•
We may be required to record significant impairment charges with respect to goodwill or intangible assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic or new COVID-19 variants in the future.
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

Corporate Information

We were incorporated in the State of Nevada on April 26, 2005. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Company’s website as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Our website is www.celsiusholdingsinc.com. Information contained on, or that can be accessed through our website is not incorporated by reference into this Report.

Our Products

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

We currently have five functional energy drink lines:

•
CELSIUS® Originals and Vibe our initial product line, is currently offered in various flavors which are carbonated and non-carbonated.
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

CELSIUS® ready-to drink products are packaged in a distinctive 12 ounce sleek can that uses vivid colors in abstract patterns to create a strong on-shelf impact. The cans are sold in various packaging units are designed to provide a clean, crisp and more modern look. In addition to being sugar free, our original ready-to-drink product line is non-GMO, kosher and vegan certified and soy and gluten free.

Func Food Group Oyj, a company incorporated under the laws of Finland ("Func Food") was acquired in October 2019, as a result we acquired the beverages, protein bars, supplements and superfoods marketed and distributed in Finland, Sweden, and Norway. These products are distributed under the FAST, FitFarm and CocoVi brands and which are owned by Func Food.

Clinical Studies

It is our belief that clinical studies substantiating product claims will become more important as more and more "alternative" beverages are marketed with health claims. CELSIUS® was one of the first functional energy drinks to be launched along with a clinical study. CELSIUS® is also one of very few functional energy drinks that has clinical research on the actual product itself. Some functional energy drink and supplement companies that do mention studies backing their claims are referencing independent studies conducted on one or more of the ingredients in the product. We believe that it is important and will become more important over time, to have studies on the actual product.

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

The first study was conducted in 2005 by the Ohio Research Group of Exercise Science & Sports Nutrition www.ohioresearchgroup.com. The Ohio Research Group of Exercise Science & Sports Nutrition is a multidisciplinary clinical research team dedicated to exploring the relationship between exercise, nutrition, dietary supplements and health. This placebo-controlled, double-blind cross-over study compared the effects of CELSIUS® and the placebo on metabolic rate. Twenty-two participants were randomly assigned to ingest a 12-ounce serving of CELSIUS® and on a separate day a serving of twelve ounces of Diet Coke®. All subjects completed both trials using a randomized, counterbalanced design. Randomized means that subjects were selected for each group randomly to ensure that the different treatments were statistically equivalent. Counterbalancing means that individuals in one group drank the placebo on the first day and drank CELSIUS® on the second day. The other group did the opposite. Counterbalancing is a design method that is used to control “order effects.” In other words, this was done to make sure that the order that subjects were served does not impact the results and analysis.

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

The fourth study, conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2009, combined CELSIUS® use with exercise. This ten-week placebo-controlled, randomized and blinded study was conducted on a total of 37 subjects. Participants were randomly assigned into one of two groups: Group 1 consumed one serving of CELSIUS® per day, and Group 2 consumed one serving of an identically flavored and labeled placebo beverage. Both groups participated in ten weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. The results showed that consuming a single serving of CELSIUS® prior to exercising may enhance the positive adaptations of exercise on body composition, cardio-respiratory fitness and endurance performance. According to the preliminary findings, subjects consuming a single serving of CELSIUS® lost significantly more fat mass and gained significantly more muscle mass than those subjects consuming the placebo — a 93.75% greater loss in fat and 50% greater gain in muscle mass, respectively. The study also confirmed that subjects consuming CELSIUS® significantly improved measures of cardio-respiratory fitness and the ability to delay the onset of fatigue when exercising to exhaustion.

The fifth study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2009. This ten-week placebo-controlled, randomized and blinded study was conducted on a total of 27 previously sedentary overweight and obese female subjects. Participants were randomly assigned into groups that consumed identically tasting treatment drinks with exercise or without exercise. All participants consumed one drink, either placebo or CELSIUS®, per day for 10 weeks. The exercise groups participated in ten weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. No changes were made to their diet. The results showed that consuming a single serving of CELSIUS® prior to exercising may improve cardiovascular health and fitness and enhance the positive adaptations of exercise on body composition. According to the preliminary findings, subjects consuming a single serving of CELSIUS® lost significantly more fat mass and gained significantly more muscle mass when compared to exercise alone — a 46% greater loss in fat, 27% greater gain in muscle mass, respectively. The study also confirmed that subjects consuming CELSIUS® significantly improved measures of cardio-respiratory fitness — 35% greater endurance performance with significant improvements to lipid profiles — total cholesterol decreases of 5 to 13% and bad LDL cholesterol 12 to 18%. Exercise alone had no effect on blood lipid levels.

The sixth study was conducted by the Applied Biochemistry & Molecular Physiology Laboratory of University of Oklahoma in 2009. This ten-week placebo-controlled, randomized and blinded study was conducted on a total of 37 previously sedentary male subjects. Participants were randomly assigned into groups that consumed identically tasting treatment drinks with exercise or without exercise. All participants consumed one drink, either placebo or CELSIUS®, per day for 10 weeks. The exercise groups participated in ten weeks of combined aerobic and weight training, following the American College of Sports Medicine guidelines of training for previously sedentary adults. No changes were made to their diet. The results showed that consuming a single serving of CELSIUS® prior to exercising may improve cardiovascular health and fitness and enhance the positive adaptations of exercise on body composition. Significantly greater decreases in fat mass and percentage body fat and increases in VO2 were observed in the subjects that consumed CELSIUS® before exercise versus those that consumed the placebo before exercise. Mood was not affected. Clinical markers for hepatic, renal, cardiovascular and immune function, as determined by pre-and post-blood work revealed no adverse effects.

Our seventh study was conducted by Miami Research Institute in 2010 and demonstrated the efficacy and safety of the powders and the shots. This study allows the Company to make the same structure/function claims as its ready to drink products.

Manufacture and Supply of Our Products

Our functional energy drinks and supplements are produced by established third party beverage co-packers. A co-packer is a manufacturing plant that provides the service of filling bottles or cans for the brand owner. Utilizing co-packers allows us produce in multiple locations strategically placed throughout the country. We purchase most of the ingredients and all packaging materials. The co-pack facility assembles our products and charges us a fee by the case. The shelf life of CELSIUS® products is specified as 15 to 18 months.

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our co-packers in accordance with our specifications. Generally, we obtain the ingredients used in our products from domestic suppliers and some ingredients have several reliable suppliers. The ingredients in CELSIUS® include green tea (EGCG), ginger (from the root), caffeine, B vitamins, vitamin C, taurine, guarana, chromium, calcium, glucuronolactone, sucralose, natural flavors and natural colorings. We have no major supply contracts with any of our suppliers. For certain ingredients, there are limited suppliers. In case of a supply restriction or interruption from any of the flavor and coloring suppliers, we would have to test and qualify other suppliers, which may disrupt our production schedules.

Packaging materials are available from multiple sources in the United States. While the beverage industry has experienced some shortages of cans as a result of the COVID-19 pandemic, we have been able to secure adequate supply and have not experienced significant adverse effects from such shortages.

We believe that our co-packing arrangements and supply sources are adequate for our present needs.

Func Food similarly has its FAST and other products manufactured by independent third parties in the Nordic countries.

Distribution

Domestic

In the United States and elsewhere in North America, CELSIUS® is sold across many retail segments. They include supermarkets, convenience stores, drug stores, nutritional stores, and mass merchants. We also sell to health clubs, gyms, the military, and e-commerce websites.

We distribute our products domestically through direct-store delivery (DSD), distributors as well as sales direct to retailers (DTR).

Our products are also sold online through e-commerce platforms such as Amazon and Walmart.com.

Pepsi. Distribution Agreement

On August 1, 2022, we entered into the Distribution Agreement relating to the sale and distribution of certain of the Company’s beverage products in existing channels and distribution methods in the United States, excluding certain existing customer accounts, sales channels, Puerto Rico and the US Virgin Islands (the “Territory”). Under the Distribution Agreement, the Company granted Pepsi the right to sell and distribute its existing beverage products in existing channels and distribution methods and future beverage products that are added from time to time as licensed products under the Distribution Agreement in defined territories. The Distribution Agreement represents a master service agreement and can be cancelled by either party in accordance with the terms of the Distribution Agreement without cause in the nineteenth year of the term (i.e., 2041), the twenty-ninth year of the term (i.e., 2051) and each ten (10) year period thereafter (i.e., 2061, 2071, etc.) by providing twelve (12) months’ written notice on August 1st of each such year to the other party. Except for a termination by the Company “with cause” or a termination by Pepsi “without cause”, the Company is required to pay Pepsi certain compensation upon a termination as specified in the Distribution Agreement.

The Company agreed to provide Pepsi a right of first offer in the event the Company intends to (i) manufacture, distribute or sell products in certain additional countries as specified in the Distribution Agreement or (ii) distribute or sell products in any future channels and distribution methods during the term of the Distribution Agreement. Additionally, pursuant to the Distribution Agreement, the Company and Pepsi agreed to use commercially reasonable efforts to negotiate and execute with Pepsi a distribution agreement reasonably consistent with the Distribution Agreement for the sale and distribution of the products in Canada, and Pepsi agreed to meet and confer in good faith with the Company regarding the terms and conditions upon which Pepsi may be willing to sell or distribute products, either directly or through local sub-distributors in certain other additional countries. The Distribution Agreement includes other customary provisions, including non-competition covenants in favor of the Company, representations and warranties, indemnification provisions, insurance provisions and confidentiality provisions.

In connection with the Distribution Agreement the Company and Pepsi also executed a Channel Transition Agreement, providing for the Company’s transition of certain existing distribution rights in the Territory to Pepsi.

International

We distribute our products in various foreign regions through regional and country-specific distribution partners. In October 2019, we acquired Func Food, our Nordic distribution partner, who markets both our products as well as other products under its own brands.

We market our products in the Asian market through local distributors in Hong Kong and a license agreement with our partner in China, Qifeng Food Technology (Beijing) Co., Ltd. (“Qifeng”). While we initially began both local production and preliminary distribution of the CELSIUS® brand in 2018 through our partnership with Qifeng, effective January 1, 2019, we restructured our China distribution efforts by entering into two separate agreements as it relates to the commercialization of our CELSIUS® products and a repayment of an investment agreement with Qifeng. Under the license agreement, Qifeng was granted the exclusive license rights to manufacture, market and commercialize CELSIUS® brand products in China. Qifeng will pay a minimum royalty fee of approximately $6.9 million for the first five years of the term of the agreement, transitioning to a volume-based royalty fee, thereafter and until the licensing agreement is terminated or canceled. Under a separate economic agreement, Qifeng will repay the marketing investments made by CELSIUS® into the China market through 2018. The repayment, which was formalized via a note receivable from Qifeng, will need to be serviced even if the licensing agreement is cancelled or terminated.

With our new partnership with Pepsi, we would expect to utilize the Pepsi system as we develop international expansion plans in future periods.

Customer Concentration

The following table shows the revenue concentration of our customers accounting for more than 10% of revenue, for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Pepsi	22.2%	—	—
Costco	16.7%	12.7%	2.9%
Amazon	8.8%	10.1%	15.1%
All other	52.3%	77.2%	82.0%
Total	100.0%	100.0%	100.0%

The following table shows the accounts receivable concentration accounting for more than 10% of accounts receivables, for the years ended December 31, 2022 and 2021:

	2022	2021

Pepsi	47.6%	—
Amazon	11.8%	22.7%
Publix	1.4%	10.3%
All other	39.2%	67.0%
Total	100.0%	100.0%

Sales and Marketing

We believe that one of the keys to success in the beverage industry is differentiation, by making our brands and products visually appealing and distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different and unique. The labels and graphics for many of our products are refreshed from time to time to maximize their visibility and identification, wherever they may be placed in stores, which we continue to reevaluate from time to time.

Where appropriate, we partner with our distributors, or retailers to assist our marketing efforts.

Seasonality of Sales

As is typical in the functional energy drink and supplement industries, sales of products are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets, albeit with our recent significant growth, we have seen ongoing quarter over quarter growth regardless of the season.

Competition

We believe that our CELSIUS® brand products are one of the few functional energy drink and supplement lines whose effectiveness is supported by clinical studies, which gives us a unique position. However, our products do compete broadly with not only functional energy drinks and supplements, but all categories of liquid refreshments. The functional energy drink, supplement and liquid refreshment markets are highly competitive, and include international, national, regional and local producers and distributors, most of whom have greater financial, management and other resources than us. Our direct competitors in the functional energy drink and supplement markets include, but are not limited to The Coca-Cola Company, Dr. Pepper Snapple Group, Nestlé, Waters North America, Inc., Hansen Natural Corp., Vital Pharmaceuticals, Inc, Monster Energy, and Red Bull.

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

Compliance with Environmental Laws

The facilities of our co-packers in the United States are subject to federal, state and local environmental laws and regulations, including those relating to air emissions, the use of water resources and recycling. Our operations in other countries are subject to similar federal, state, local and supranational laws and regulations that may be applicable in such countries. Changes in environmental compliance mandates, and any expenditures necessary to comply with such requirements, could adversely affect our financial performance and future growth. Compliance with these provisions has not had, nor do we expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

Container Deposits

Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. We are required to collect deposits from our customers and to remit such deposits to the respective jurisdictions based upon the number of cans and bottles of certain carbonated and non-carbonated products sold in such states.

Other deposit, recycling or product stewardship proposals have been introduced in certain states and localities and in Congress, and we anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.

Human Capital Resources

As of December 31, 2022, the Company employs 378 people including its executive officers, in five different countries. This includes 324 employees in the US, 49 in countries within Europe, and 5 in Hong Kong.

Employees

We believe people are our most important asset, and we strive to attract and retain high-performing talents. Through comprehensive and competitive compensation and benefits, ongoing employee learning and development, and a focus on health and well-being, we strive to support our employees in all aspects of their lives.

We believe we have a talented, motivated and dedicated team, and work to create an inclusive, safe and supportive environment for all team members.

Diversity, Equity, and Inclusion

We believe a culture that celebrates diverse talent, individual identity, and different points of view, empowers employees to contribute new ideas that support our continued and growing success. Women, racial and ethnic minorities collectively constitute a meaningful part of our overall workforce across all levels of our global organization.

Culture and Engagement

We believe open and honest communication among team members, managers and leaders helps create an open, collaborative work environment where everyone can contribute, grow, and succeed. Team members are encouraged to come to their managers with questions, feedback or concerns. We also encourage regular, live communication across the organization and host quarterly global town halls with our senior leadership.

Leadership, Training and Development

We focus on investing in inspirational leadership, learning opportunities and capabilities to equip our global workforce with the skills they need while improving engagement and retention. We provide formal and informal learning programs, which are designed to help our employees continuously grow and strengthen their skills throughout their careers. We offer a variety of programs that contribute to our leadership, training and development goals, and comprehensive coaching and mentoring programs that support leadership and employee development.

Compensation and Benefits

We believe that compensation should be competitive and equitable and should enable employees to share in the Company’s success. The Company recognizes its people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. In support of this, we offer a wide variety of benefits for employees around the world and invest in tools and resources that are designed to support employees’ individual growth and development.

Our compensation programs are designed to reinforce our growth agenda and our talent strategy as well as to drive a strong connection between the contributions of our employees and their pay. We conduct annual pay equity analyses to help ensure our base pay structures are fair and to identify and address potential issues or disparities and we adjust base pay, where appropriate. Also, as permitted by local law, annually, we perform an adverse impact analysis on base pay, annual incentives, and long-term incentives to help ensure fairness. We provide compensation packages designed to attract and retain talent while maintaining alignment with the market. We believe the structure of our compensation packages provides the appropriate incentives to attract, retain and motivate our employees.

Our base pay aligns with employee positions, skill levels, experience, and geographic location. Additionally, we provide competitive employee benefits packages, which vary by country and region. These employee benefits packages may include: employee assistance programs, medical and dental insurance, vision insurance, well-being rewards programs, core and supplemental life insurance, long and short-term disability, accident insurance, critical illness insurance, retirement savings plans, prepaid legal services, healthy rewards programs, identity theft assistance, financial courses and advisors, vacation pay, holiday pay, annual incentive awards, recognition programs, and equity awards for eligible employees.

Our Compensation Committee provides oversight of the our policies and strategies relating to talent, leadership, and culture, including diversity, equity and inclusion, as well as the Company’s compensation philosophy and programs. The Compensation Committee also evaluates and approves our compensation plans, policies and programs applicable to our senior executives. In addition, the Compensation Committee oversees succession planning and talent development for our senior executives.

We believe that our approach to human capital resources has been instrumental in our growth, and has made us a desirable destination for employees.

Information about our Executive Officers

The following is a description of the business experience and background of Jarrod Langhans, our Chief Financial Officer, who is our only executive officer who is not a member of our board of directors.

Jarrod Langhans, 42, became our Chief Financial Officer in April 2022. Mr. Langhans served as Chief Financial Officer of the European and Israel operating segments of Primo Water Corporation. From July 2012 through May 2020, he has held various executive positions within Primo Water Corporation across the accounting, finance and investor relations areas. Mr. Langhans’ prior experience also includes working for major accounting firms such as CBIZ Mayer Hoffman McCann (MHM) and Cherry Bekaert. He is a Certified Public Accountant in Florida and has an extensive and diversified financial and leadership background across areas such as financial reporting.

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

Risk Factors Relating to Our Business

Our business and results of operations may be adversely affected by new COVID-19 variants

COVID-19 has presented and continues to present a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the global economy and financial markets. The human and economic consequences of new COVID-19 variants as well as the measures taken or that may be taken in the future by governments, businesses (including the Company and our suppliers, distributors, co-packers and other service providers) and the public at large to limit the spread of new COVID-19 variants, may directly and indirectly impact our business and results of operations, including, without limitation, the following:

•
Decreases in sales of our products in various distribution channels that are affected by COVID-19 variants. A resurgence of COVID-19 variants could cause reinstituted lockdowns and other restrictions, which could further impact customer demand. If COVID-19 variants and related unfavorable economic conditions continued to intensify, the negative impact on our sales, including our new product innovation launches, could be prolonged and may become more severe.
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
•
The closures of, and restrictions on, on-premise retailers and other establishments that sell our products as a result of new COVID-19 variants could adversely impact our sales and results of operations.
•
Our advertising, marketing, promotional, sponsorship and endorsement activities have been, and will continue to be, disrupted by reduced opportunities for such activities due to measures taken to limit the spread of new COVID-19 variants and cancellations of/or reduced capacity at sporting events, concerts and other events could result in decreased demand for our products. Our product sampling programs, which are part of our strategy to develop brand awareness, have been, and could be, disrupted by new COVID-19 variants. If we are unable to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic, our sales, market share, volume growth and overall financial results could be negatively affected.
•
Our innovation activities, including our ability to introduce new products in certain markets, have been delayed and/or adversely impacted by the COVID-19 pandemic. If such innovation activities are disrupted, delay the launch of new products and/or we are unable to secure sufficient distribution levels for such new products, our business and results of operations could be adversely affected.
•
Some of our suppliers, distributors and co-packers may experience plant closures, production slowdowns and disruptions in operations as a result of the impact of new COVID-19 variants. This could result in a disruption to our operations.
•
We may experience delays in receiving certain raw materials as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of, or congestion at ports, reduced availability of commercial transportation, border restrictions and capacity constraints.

•
Due to increased demand in at-home consumption, the beverage category has experienced some shortages of aluminum cans. However, we have been able to secure adequate supply and have not experienced significant adverse effects on our business, operations and financial condition from such shortage, however we are unable to accurately predict how this might change in the future.
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
•
We may be required to record significant impairment charges with respect to goodwill or intangible assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic or new COVID-19 variants in the future.
•
The continued financial impact of new COVID-19 variants may cause one or more of the financial institutions we do business with to fail or default in their obligations to us or to become insolvent or file for bankruptcy, which could cause us to incur significant losses and negatively impact our results of operations and financial condition.
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

We rely on distributors to distribute our products in the DSD sales channel and in international markets. If we are unable to maintain good relationships with our existing distributors, our business could suffer.

We distribute CELSIUS® in the DSD sales channel by entering into agreements with direct-to-store delivery distributors having established sales, marketing and distribution organizations. We similarly are seeking to expand our international distribution, by entering into agreements with large established distributors who service those markets. Many of our distributors are affiliated with and manufacture and/or distribute other beverage products. In many cases, such products compete directly with our products. The marketing efforts of our distributors are important for our success. If CELSIUS® proves to be less attractive to our distributors and/or if we fail to attract distributors, and/or our distributors do not market and promote our products with greater focus in preference to the products of our competitors, our business, financial condition and results of operations could be adversely affected.

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

The principal raw materials used by us are flavors and ingredient blends as well as aluminum cans, the prices of which are subject to fluctuations. We are uncertain whether the prices of any of the above or any other raw materials or ingredients we utilize will rise in the future and whether we will be able to pass any of such increases on to our customers. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. In addition, some of these raw materials, such as our sleek 12 ounce can, are available from a limited number of suppliers. As alternative sources of supply may not be available, any interruption in the supply of such raw materials might materially harm us.

While the functional energy drink and supplement industries have experienced some shortages of cans as a result of the COVID-19 pandemic, Celsius has been able to secure adequate supply, though potentially at higher cost. To address the industry-wide shortage of aluminum cans, we have imported cans manufactured abroad which affected our margins in 2021 and 2022. We are unable to accurately predict how these cost trends might evolve prospectively. Such industry-wide shortages of raw materials, including aluminum cans, could from time to time in the future be encountered, which could interfere with and/or delay production of certain of our products and negatively impact our financial performance.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our existing products and/or new products. Our ability to estimate demand for our products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, including in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients, flavors, aluminum cans and other raw materials for our supplements or experience difficulties with our co-packing arrangements, including production shortages or quality issues, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain ingredients have occurred and could occur, from time to time in the future, resulting in production fluctuations and/or product shortages. We generally do not use hedging agreements or alternative instruments to manage this risk. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

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

Changes in the retail landscape or the loss of key retail or food service customers could adversely affect our financial results.

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

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products as a result of what our products contain or allegations that our products cause adverse health effects. If these types of requirements become applicable to one or more of our products under current or future environmental or health laws or regulations, they may inhibit sales of such products.

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

We have sales of products internationally in a variety of markets and are currently seeking to expand our international distribution. As our growth strategy includes further expanding our international business, if we are unable to continue to expand distribution of our products outside the United States, our growth rate could be adversely affected. Although we intend to sell through established distributors in international markets, we have limited or no operating experience in many of such markets and it may be costly to promote our brands in international markets. We face and will continue to face substantial risks associated with foreign distribution and sale of our products, including economic and/or political instability in various international markets; fluctuations in foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on our ability to distribute and sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, distribution and sale of products outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potentially higher product damage rates if our products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of distributors and potentially adverse tax consequences.

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

Failure to successfully complete or manage strategic transactions can adversely affect our business

We regularly review our portfolio of businesses and evaluate potential acquisitions, joint ventures, distribution agreements, divestitures, and other strategic transactions. The success of these transactions, including the recent completion of the strategic transaction with Pepsi, is dependent upon, among other things, our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction, within the anticipated time frame, or at all; and receipt of necessary consents, clearances and approvals. Risks associated with strategic transactions include integrating manufacturing, distribution, sales, accounting, financial reporting and administrative support activities and information technology systems with our company or difficulties separating such personnel, activities and systems in connection with divestitures; operating through new business models or in new categories or territories; motivating, recruiting and retaining executives and key employees; conforming controls (including internal control over financial reporting and disclosure controls and procedures) and policies (including with respect to environmental compliance, health and safety compliance and compliance with anti-bribery laws); retaining existing customers and consumers and attracting new customers and consumers; managing tax costs or inefficiencies; maintaining good relations with divested or refranchised businesses in our supply or sales chain; inability to offset loss of revenue associated with divested brands or businesses; managing the impact of business decisions or other actions or omissions of our joint venture partners that may have different interests than we do; and other unanticipated problems or liabilities, such as contingent liabilities and litigation. Strategic transactions that are not successfully completed or managed effectively, or our failure to effectively manage the risks associated with such transactions, could continue to result in adverse effects on our business.

If we fail to realize a significant portion of the anticipated benefits of our strategic arrangement with Pepsi, our financial results could be adversely affected.

We have a long-term strategic distribution arrangement with Pepsi. If we are unable to successfully manage our relationship with Pepsi, or if for any other reason we fail to realize all or a significant part of the benefits we expect from this strategic relationship, our financial performance could be adversely affected.

Global or regional catastrophic events could impact our operations and affect our ability to grow our business.

Because of our increasingly global presence, our business could be affected by unstable political conditions, civil unrest, protests and demonstrations, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where our products are distributed, the outbreak or escalation of armed hostilities, such as the Russian conflict in the Ukraine, major natural disasters and extreme weather conditions, such as hurricanes, wildfires, tornadoes, earthquakes or floods, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic). Such catastrophic events could impact our operations and our supply chain, including the production and/or distribution of our products. Materials and/or personnel may need to mobilize to other locations. Our headquarters and a large part of our operations are located in Florida, a state at greater risk of hurricanes. Some of the raw materials we use, including certain sizes of cans, are available from limited suppliers, and a regional catastrophic event impacting such suppliers could adversely impact our operations. In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. If our operations are disrupted or we are unable to grow our business as a result of these factors, our growth rate could decline and our business, financial condition and results of operations could be adversely affected.

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

We must continually maintain, protect and/or upgrade our information technology systems, including protecting us from internal and external cyber-security threats.

Information technology enables us to operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not appropriately allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, and/or the loss of and/or damage to intellectual property through security breaches, including internal and external cyber-security threats. Cyber-security attacks by hackers, criminal groups or nation-state organizations are evolving and include, but are not limited to, malicious software (malware, ransomware and viruses), phishing and social engineering, cyber extortion, attempts to gain unauthorized access to networks, computer systems and data, malicious or negligent actions of employees (including misuse of information they are entitled to access) and other forms of electronic security breaches that could lead to disruptions in business systems, an inability to process customer orders and/or lost customer orders, unauthorized access, destruction, loss, alteration, falsification, unavailability or release of material confidential or otherwise protected information and corruption of data. Such cyberattacks could result in violations of data protection laws and regulations, damage to the reputation and credibility of the Company, loss of opportunities to acquire or divest of businesses, and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net operating revenues.

We rely on relationships with third parties, including suppliers, distributors, co-packers, contractors, cloud data storage and other information technology service providers and other external business partners, for certain functions or for services in support of our operations. These third-party service providers, and partners, with whom we may share data including without limitation, for data hosting, back-office support, and other functions, are subject to similar risks as we are relating to cyber-security, privacy violations, business interruption, and systems, as well as employee failures. While we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk. These third parties may experience cyber-security incidents that may involve data we share with them or rely on them to provide to us, and the need to coordinate with such third-parties, including with respect to timely notification and access to personnel and information concerning an incident, may complicate our efforts to resolve any issues that arise.

We believe that we have adopted appropriate measures including but not limited to ongoing cyber-security risk assessments and business continuity measures to mitigate potential risks to our technology and our operations from these information technology-related disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to operational interruption, damage to our brand image and private data exposure. We could also be required to spend significant financial and other resources to remedy the damage caused by a cyber-security attack or to repair or replace networks and information systems.

Moreover, if our data management systems do not effectively collect, store, process and report relevant data for the operation of our business (whether due to network or equipment malfunction or constraints, software deficiencies, cyber-security attack and/or human error), our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results. While we have purchased cyber-security insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber-security attacks and increase in frequency and magnitude, we may be unable to obtain cyber-security insurance in amounts and on terms we view as appropriate for our operations.

If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which may negatively impact our business and operating results.

We receive, process, transmit and store information relating to certain identified or identifiable individuals (“personal data”), including current and former employees, in the ordinary course of business. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws are subject to change, and new personal data legislation may be enacted in other jurisdictions at any time. In the European Union, the General Data Protection Regulation (the “GDPR”) became effective in May 2018 for all member states. The GDPR includes operational requirements for companies receiving or processing personal data of residents of the European Union different from those that were previously in place and also includes significant penalties for noncompliance. Additionally, the California Consumer Privacy Act of 2018 (the “CCPA”), which was enacted in June 2018 and came into effect on January 1, 2020, provides a new private right of action and statutory damages for certain data breaches and imposes operational requirements on companies that process personal data of California residents, including making new disclosures to consumers, employees and B2B contacts about data collection, processing and sharing practices and allowing consumers to opt out of certain data sharing with third parties. Other states have, or may, adopt similar such requirements and regulations.

Changes introduced by the GDPR and the CCPA, as well as other changes to existing personal data protection laws and the introduction of such laws in other jurisdictions, and changes to regulation, industry standards and contractual obligations, subject the Company to, among other things, additional costs and expenses and may require costly changes to our business practices and security systems, policies, procedures and practices. The interpretation and application of these laws and regulations are often uncertain and evolving; as a result, there can be no assurance that our data protection measures will be deemed adequate by a regulator or court. There can be no assurances that our security controls over personal data, training of personnel on data privacy and data security, vendor management processes, and the policies, procedures and practices we implement will prevent the improper processing or breaches of personal data. Data breaches or improper processing, or breaches of personal data in violation of the GDPR, the CCPA and/or of other personal data protection or privacy laws and regulations, could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), and mandatory corrective action, or result in private litigation against us, which may result in potential loss of revenue, increased costs, liability for monetary damages or fines and/or criminal prosecution, thereby negatively impacting our business and operating results.

If we fail to manage future growth effectively, our business could be materially adversely affected.

We have experienced rapid growth and anticipate such growth may continue. During the year ended December 31, 2022, we grew from 225 to 378 employees, and expect to continue expanding our hiring and marketing efforts with no assurance that our business or revenue will continue to grow. This growth may place significant demands on management and our operational infrastructure. As we continue to grow, we must manage such growth effectively by successfully integrating, developing and motivating a large number of new employees, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our products and efficiency of our operations could suffer and we may not be able to execute on our business plan, which could harm our brand, results of operations and overall business. Accordingly, we cannot guarantee that we will achieve our planned growth, or even if we are able to grow as planned, that we will continue to sustain such growth or performance.

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

In particular, our continued success will depend in part, on our ability to retain the talents and dedication of key employees. Our business may be adversely affected, and our management team may be distracted as a result of new COVID-19 variants. Furthermore, we may not be able to locate suitable replacements for any of our key employees who leave or be able to offer employment to potential replacements on reasonable terms, all of which could adversely affect our procurement and distribution processes, sales and marketing activities, financial processes & condition and results of operations.

The U.S. Food and Drug Administration (the “FDA”) has not passed on the efficacy of our products or the accuracy of any claim we make related to our products.

Although seven independent clinical studies have been conducted relating to the calorie-burning and related effects of our products, the results of these studies have not been submitted to or reviewed by the FDA.

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

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting-edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers, such as The Coca Cola Company, Dr. Pepper Snapple Group, Nestlé, Waters North America, Inc., Hansen Natural Corp., Vital Pharmaceuticals, Inc., Monster Energy and Red Bull. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants and club warehouses. New competitors continue to emerge, some of which target specific markets of ours as well as the health and wellness space. This may require additional marketing expenditures on our part to remain competitive.

The rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, may result in a shift away from physical retail operations to digital channels and a reduction in impulse purchases. Further, the ability of consumers to compare prices on a real-time basis using digital technology puts additional pressure on us to maintain competitive prices. Sales in gas chains may also be affected by improvements in fuel efficiency and increased consumer preferences for electric or alternative fuel-powered vehicles, which may result in fewer trips by consumers to gas stations and a corresponding reduction in purchases by consumers in convenience gas retailers. We have been growing our e-commerce sales by using Amazon and leveraging our retail partners e-commerce platforms, rather than building our own internal platform. However, if we are unable to successfully adapt to the rapidly changing retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

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

The functional energy drink and supplement categories are subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened drinks and the perceived undesirability of artificial ingredients. Our products do not contain the artificial preservatives often found in many energy drinks and sodas. CELSIUS® has no aspartame or high fructose corn syrup and is very low in sodium. The main CELSIUS® line of products are sweetened with sucralose, a sugar-derived sweetener that is found in Splenda®, which makes our liquid supplements low-calorie. However, consumer preferences may shift away from the trend towards healthier options that we have observed, and as such, there can be no assurance that our current products and product lines will maintain their current levels of demand. There are also changes in demand for different packages, sizes and configurations. This may reduce demand for our functional energy drinks and liquid supplements, which could reduce our revenues and adversely affect our results of operations.

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

Virtually all of our sales are derived from our functional energy drink and supplements, including our CELSIUS® Originals and Vibe, CELSIUS HEAT, CELSIUS BCCA+ENERGY, CELSIUS® On-the-Go and CELSIUS® product lines. Any decrease in the sales of our functional energy drinks and supplements could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the functional energy drink and supplement categories.

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

Our sales are affected by seasonality.

As is typical in the "alternative" beverage category, our sales are seasonal, albeit with our recent significant growth, we have seen ongoing quarter over quarter growth regardless of the season. Our highest sales volumes generally occur in the second and third quarters, which correspond to the warmer months of the year in our major markets. Consumer demand for our products is also affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our products and could have an adverse effect on our results of operations.

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

Litigation could expose us to significant liabilities and reduce demand for our products.

We have been and are a party, from time to time, to various litigation claims and legal proceedings, including, but not limited to, intellectual property, false advertising, product liability, breach of contract claims and others. Other lawsuits have been filed against us claiming that certain statements made in our advertisements and/or on the labels of our products were false and/or misleading or otherwise not in compliance with food standards under local law. Putative class action lawsuits have also been filed against us, alleging that certain claims in our marketing promotional amount to false advertising. We do not believe any statements made by us in our promotional materials or set forth on our product labels are false or misleading or noncompliant with local law, and we have been defending, and will continue to vigorously defend such lawsuits. At times, even if the Company believes that it is acting in compliance with the law, management may choose to settle claims in order to avoid lengthy trials or disruptions to its business.

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

If we do not maintain an effective internal control environment as well as adequate control procedures over our financial reporting, investor confidence may be adversely affected thereby affecting the value of our stock price. The Company has identified material weaknesses in its internal control over financial reporting that, if not remediated, could result in additional material misstatements in its consolidated financial statements.

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

As described in Part II, Item 9A — Controls and Procedures, management identified material weaknesses in the Company's internal control over financial reporting in 2021 and 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is in the process of remediating the material weaknesses. If the Company’s remediation efforts are insufficient or if additional material weaknesses in internal control over financial reporting are discovered or occur in the future, the Company's consolidated financial statements may contain material misstatements and it could be required to revise or restate its financial results, which could materially and adversely affect the Company’s business, results of operations and financial condition, restrict its ability to access the capital markets, require it to expend significant resources to correct the material weakness, subject it to fines, penalties or judgments, harm its reputation or otherwise cause a decline in investor confidence.

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

Risk Factors Related to Financial Risks

Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.

We are subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, we are subject to audits for multiple tax years in various jurisdictions at once.

Our 2019 through 2021 U.S. federal income tax returns are subject to examination by the IRS. Our state income tax returns are subject to examination for the 2018 through 2021 tax years.

At any given time, events may occur which change our expectation about how any such tax audits will be resolved and thus, there could be significant variability in our quarterly and/or annual tax rates, because these events may change our plans for uncertain tax positions.

Changes in U.S. tax laws as a result of any legislation proposed by the new U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction, could adversely affect our provision for income taxes, resulting in an adverse impact on our financial condition or results of operations. In addition, changes in the manner in which U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our financial condition or results of operations. For example, the Organization for Economic Cooperation and Development (“OECD”) has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (“BEPS”) project. These changes, to the extent adopted, may increase tax uncertainty, result in higher compliance costs and adversely affect our provision for income taxes, results of operations and/or cash flow. In connection with the OECD’s BEPS project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our financial condition or results of operations.

We may be required in the future to record a significant charge to earnings if our goodwill or intangible assets become impaired.

Under United States Generally Accepted Accounting Principles (“U.S. GAAP”), we are required to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include, declining or slower than anticipated growth rates for certain of our existing products, a decline in stock price and market capitalization, and slower growth rates in our industry.

We may be required in the future to record a significant charge to earnings during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2022, our goodwill totaled approximately $13.7 million and intangible assets totaled approximately $12.3 million.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.

We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. As a result, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time. For the years ended December 31, 2022, 2021 and 2020, aggregate foreign currency transaction (losses) gains, resulted in a loss of $2.5 million, and gains of $0.8 million and $0.6 million, respectively.

Potential changes in accounting standards or practices and/or taxation may adversely affect our financial results.

We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after-tax income. Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers and/or indirect taxes on beverages generally or energy drinks in particular) could affect our products’ affordability and reduce our sales.

If we fail to maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in the Company could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures as well as internal control over financial reporting that are effective for the purposes described in “Part II, Item 9A – Controls and Procedures.” If we fail to maintain such controls and procedures, our business, results of operations, financial condition and/or the value of our stock could be materially harmed.

Uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our industry, business and results of operations.

Global economic uncertainties, including highly inflationary economies and foreign currency exchange rates, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, or that they would be sustainable, or that they would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets or the impact they may have on our customers or business, as our expansion outside of the United States has increased our exposure to any developments or crises in African, Asian, European and other international markets. Unfavorable economic conditions and financial uncertainties in our major international markets and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Included in the foregoing are long-term uncertainties surrounding the United Kingdom’s withdrawal from the European Union on January 31, 2020 (commonly referred to as “Brexit”) and any resulting increases in tariffs, importation restrictions, out of stocks, volatility in currency exchange rates, including the valuation of the euro and the British pound in particular, changes in the laws and regulations applied in the United Kingdom or impacts on economic and market conditions in the United Kingdom, the European Union and its member states and elsewhere.

Volatility of stock price may restrict sale opportunities.

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions such as inflation, estimates and projections by the investment community and public comments by other parties as well as many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses or net income. We may be unable to achieve analysts’ net revenue and/or earnings forecasts, which are based on their own projected revenues, sales volumes and sales mix of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any such projected levels or mix of product sales, revenues, gross margins, operating profits and/or net income. As a result, our stock price is subject to significant volatility, and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2022, the high of our stock price was $122.24 and the low was $38.31.

Our investments are subject to risks which may cause losses and affect the liquidity of these investments.

On December 31, 2022, we had $652.9 million in cash and cash equivalents. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

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

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us. We have outstanding shares of preferred stock with rights and preferences superior to those of our common stock.

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

On August 1, 2022, the Company filed the Series A Certificate with the Secretary of the State of Nevada (the “Series A Certificate”). The Series A Certificate authorizes 1,466,666 shares of Series A Preferred Stock (the “Series A Preferred Stock”), all of which were issued and sold to Pepsi, and are initially convertible at the rate of five shares of the Company’s common stock, par value $0.001 per share, for each share of Series A Preferred Stock. The Series A Preferred Stock ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s common stock, (ii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A Preferred Stock, and (iii) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A Preferred Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company (but excluding any change of control), each holder of Series A Preferred Stock will be entitled to receive an amount per share of Series A Preferred Stock equal to the Liquidation Preference, as defined in the Series A Certificate. Holders of shares of Series A Preferred Stock will be entitled to cumulative dividends, which will be payable quarterly in arrears either in cash, in-kind, or a combination thereof. Dividends will accrue on each share of Series A Preferred Stock at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly regular dividends, such shares of Series A Preferred Stock are entitled to participate in dividends paid to holders of common stock.

Our principal stockholders can exert significant influence on the Company’s corporate affairs.

Our principal stockholder owns approximately 24% of our issued and outstanding common stock. Accordingly, they will be able to effectively influence the election of directors, as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other directors and other business decisions.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real property. We lease our principal executive offices located at 2424 North Federal Highway, Boca Raton, Florida 33431. Our premises are leased for a monthly cost of $37.6 thousand. These leases have different periods and extend until the end of 2024. We have no warehouses or other facilities in the United States as we store our product at third party contract warehouse facilities.

We also have leased office space in Europe which have an aggregate monthly cost of approximately $11.6 thousand. These leases have different periods and extend until August 2023.

Item 3. Legal Proceedings.

We are occasionally subject to litigation or other legal proceedings relating to our business. Refer to Note 19 of the Notes to our Consolidated Financial Statements related to commitments and contingencies, which is incorporated herein by reference. In addition, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market

Our common stock is listed on the Nasdaq Capital Market under the symbol “CELH.” As of February 14, 2023, there were 40 holders of record of our common stock and in excess of 5,000 beneficial owners of our common stock. The holders of record do not include stockholders whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Pepsi

On August 1, 2022, the Company issued 1,466,666 shares of the Series A Preferred Stock to Pepsi, which entitles Pepsi to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind, or a combination thereof, at the Company’s election (“Regular Series A Dividends”). Regular Series A Dividends accrue on each share Series A Preferred Stock at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly Regular Series A Dividends, shares of Series A also entitle the holder participate in any dividends paid on the Company’s common stock on an as-converted basis. During the year ended December 31, 2022, the Company declared and paid $11.5 million in Regular Series A Dividends, which amounted to $7.86 per share of Series A Preferred Stock. There were no cumulative undeclared dividends on the Series A Preferred Stock at December 31, 2022. In addition, there were no dividends issued to common stockholders as of the years ended December 31, 2022 and 2021.

With the exception of the Regular Series A Dividends paid to Pepsi, we have never paid cash dividends. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider.

Recent Sales of Unregistered Securities

None, except as previously disclosed in filings with the SEC.

Performance Graph

The following graph shows a five-year comparison of cumulative total returns.*

* The graph assumes that $100 was invested on December 31, 2017, including reinvestment of dividends. The Company’s self-selected peer group is comprised of: Monster Beverage Corporation, National Beverage Corp, Primo Water Corp, Keurig Dr Pepper, PepsiCo, and The Coca-Cola Company. Cumulative total returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the audited financial statements and the corresponding notes included elsewhere in this information statement. This Item 7 contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please refer to “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. A detailed discussion of 2021 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Executive Summary/Items Affecting Reported Results

The COVID-19 pandemic has presented and continues to present a substantial public health and economic challenge around the world and is affecting our communities and business operations, as well as the global economy and financial markets. The human and economic consequences of the COVID-19 pandemic as well as the measures taken or that may be taken in the future by governments, businesses (including the Company and our suppliers, distributors, co-packers and other service providers) and the public at large to limit new variants could directly and indirectly impact our business and results of operations. See "Part I. Item 1A - Risk Factors." In spite of the global pandemic, we have worked together with our employees, distributors, co-packers and suppliers around the world to deliver another record year in net sales.

Pepsi Transaction and Distribution Agreement

On August 1, 2022, the Company issued 1,466,666 shares of non-voting Series A Preferred stock to Pepsi. On an as-converted basis the Series A held by Pepsi accounts for approximately 8.5% of the Company’s outstanding Common Stock, both on the date of issuance and as of December 31, 2022. Also, as discussed Note 14, the Purchase Agreement granted Pepsi the right to designate a nominee for election to the Company’s nine-member board of directors, so long as Pepsi meets certain ownership requirements with respect to the Company’s stock. During the year ended December 31, 2022, a Pepsi executive was nominated by Pepsi and elected to the Company’s board of directors.

Also, on August 1, 2022, the Company entered into a Distribution Agreement with Pepsi relating to the sale and distribution of certain of the Company’s beverage products in existing channels and distribution methods in the United States, excluding certain existing customer accounts, sales channels, Puerto Rico and the U.S. Virgin Islands. Under the Distribution Agreement, the Company granted Pepsi the right to sell and distribute its existing beverage products in existing channels and distribution methods and future beverage products that are added from time to time as licensed products under the Distribution Agreement in defined territories.

Distribution and Supply Chain

In 2022 and 2021, the Company, as well as the international beverage sector, experienced a number of supply chain challenges which adversely impacted our operations in the form of longer transportation lead times as well as increased ingredient and other input costs, including aluminum, shipping and freight, labor, co-packing fees, and secondary packaging materials, which resulted in increased costs of revenues and increased operating costs. The Company has successfully managed through these challenges, none of which, have impacted the Company's ability to expand its footprint across the U.S.

Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenue

For the year ended December 31, 2022, revenue was approximately $653.6 million, an increase of $339.3 million or 108% from $314.3 million for the year ended December 31, 2021. This growth was as a result of an increase in North America in 2022, of $344.4 million or 126% from 2021. Asia revenues (which primarily consist of royalty revenues from our China licensee) for the year ended December 31, 2022 had an increase of $1.1 million when compared to the year ended December 31, 2021. Other international markets had an increase of $0.8 million or 129% for 2022, when compared to 2021. This was offset by a decrease in Europe revenues in 2022, of $7.0 million or 18% from 2021.

The total increase in revenue from 2021 to 2022 was largely attributable to increases in sales volume, as opposed to increases in product pricing. The primary factors behind the increase in North America's sales volume were related to continued strong triple-digit growth in traditional distribution channels, combined with an increase in and optimization of our products’ presence in world class retailers. Additionally, the continued expansion of our DSD network and our transition to the Pepsi distribution network in the fourth quarter, resulted in significant growth of our distributor revenues when compared to the prior year period.

The following table sets forth the amount of revenues by category and changes therein for the years ended December 31, 2022 and December 31, 2021:

	Years Ended December 31,
Revenue Source	2022	2021
Total revenue	$653,604	$314,272

North America revenue	617,457	273,005

Europe revenue	31,054	38,097

Asia revenue	3,647	2,538

Other revenue	1,446	632

Gross profit

For the year ended December 31, 2022, gross profit increased by $142.7 million or 111% to $270.9 million, from $128.2 million for the year ended December 31, 2021. Gross profit margins increased to 41.4% for the year ended December 31, 2022 from 40.8% for the year ended December 31, 2021. The increase in gross profit dollars is related to increases in sales volumes, while the increase in gross profit margins from 2021 to 2022 is mainly related to our ability to leverage the increased volumes associated with our significant growth as well as increased pricing and improved processes and freight lanes, offset in part by increases in raw material costs (including high priced aluminum cans that were significantly depleted throughout 2022). The increase in gross profit dollars, includes $339.3 million related to purchase and volume increases, which was offset in part by increases in costs of $196.6 million.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2022 were $352.8 million, an increase of $278.0 million or 372% from $74.7 million for the year ended December 31, 2021. We increased incremental marketing investment activities of $48.4 million from the 2021 period in comparison to 2022. Additionally, employee costs increased by $8.3 million from the 2021 year ago period as we continued to invest in this area in order to have the proper infrastructure to support our growth. Similarly, we experienced increases in other sales expense in the amount of $196.3 million mainly related to termination fees and trade-marketing activities to support our continued expansion of our DSD network. Lastly, storage and distribution as well as broker costs accounted for the remainder of the increase in this area in the amount of $25.0 million when compared to the prior year period, mainly related to the increase in business volume.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2022 were $75.9 million, an increase of $18.4 million or 32% from $57.5 million for the year ended December 31, 2021. Employee costs for the year ended December 31, 2022 reflect an increase of $5.2 million or 67%, as investments in this area were also required to properly support our higher business volume and commercial and operational areas of the business. Administrative expenses amounted to $37.0 million or an increase of $26.0 million or approximately 237%, when compared to the prior year period. This variance is mainly related to an increase in audit costs, legal expenses, insurance costs and office rent. Depreciation, amortization and impairment had an increase of $3.0 million when compared to the prior year due to investments in operational equipment (e.g., coolers) and the impairment of the Func Food brand name. The increased expenses were offset by a lower stock option expense in 2022, which was $20.7 million, a decrease of $15.8 million from the prior year period. This change in stock option expense was mainly attributable to the revaluation of certain share-based payment awards that were modified during 2021. Management deems it very important to motivate employees by providing them ownership in the business in order to promote over performance which translates into the continued success of our business based on key performance attributes.

Other Income/(expense)

Total net other income for the year ended December 31, 2022, was $5.1 million which reflects an increase of $5.1 million when compared to net total other income of $31.0 thousand for the year ended December 31, 2021. The variance of $5.1 million is mainly related to interest income related to our money market accounts.

Income tax (expense)/benefit

An income tax expense of $34.6 million was obtained during the 2022 year, primarily due to the tax impact of the $282.5 million Series A Preferred Stock fair value adjustment which will be expensed over twenty years for book purposes. As this expense is non-deductible for tax purposes, the Company recorded a $72.1 million deferred tax liability in 2022 deferred tax expense. The effective income tax rate for the twelve months ending December 31, 2022 was also impacted by disallowed stock-based compensation expense, state and local income taxes and the release of certain state income tax reserves. An income tax benefit of approximately $8.0 million was obtained during the 2021 year, mainly related to the release of our U.S. valuation allowance and windfall benefits on stock-based compensation awards.

Net (loss)/income attributed to common stockholders

Net loss attributed to common stockholders for the year ended December 31, 2022, was $198.8 million or a loss of $2.63 per share based on a weighted average of 75,649 shares outstanding. In comparison, for the year ended December 31, 2021 the Company had net income attributed to common stockholders of $3.9 million with a weighted average of 73,781 shares outstanding and a dilutive weighted average of 77,689 shares outstanding, with a $0.05 per share for each.

Liquidity and Capital Resources

General

As of December 31, 2022, and December 31, 2021, we had unrestricted cash of $614.2 million and $16.3 million, respectively, and working capital of $756.7 million and $169.2 million, respectively.

We believe that cash available from operations, including our cash resources, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable and other assets, purchases of capital assets, and equipment, for the next twelve (12) months, with respect to our current operating plan. Please refer to "Risk Factors" in Part 1, item 1A, for these and other factors that may have a material effect on our operations. Our primary sources of cash included cash from operations, and proceeds from the issuance of Series A convertible preferred shares. These sources of cash are available to fund cash outflows that have both a short and long-term component.

Purchases of inventories, increases in accounts receivable and other assets, equipment (including coolers), advances for our distributors, co-packers, payments of accounts payable, and income taxes payable are expected to remain our principal recurring use of cash.

In addition to cash flow from operations, our primary sources of working capital have been the proceeds from private placements including a private placement of 1,466,666 shares of Series A Preferred as part of our strategic transaction with Pepsi at a price of $375 per share, completed in August of 2022.

Cash flows provided by (used in) operating activities

Cash flows provided by operating activities totaled $108.2 million in 2022, which compares to $96.6 million net cash used by operating activities for the year ended December 31, 2021. The $204.8 million increase in cash generation was driven by continued growth in the operations of the Company as well as timing of cash receipts and payments associated with the Pepsi transition. The use of cash in 2021was primarily driven by higher inventory levels in order to properly service the demand for our products and to mitigate inefficiencies of the global supply chain.

Cash flows (used in) provided by investing activities

Cash flows used in investing activities totaled $5.7 million in 2022, which compares to cash used in investing activities of $1.3 million for the year ended December 31, 2021. The change in the cash used in investing activities when compared to the 2021 period was primarily due to the investment of approximately $8.3 million mainly pertaining to equipment which was partially offset by note receivable payments from our China licensee of approximately $2.6 million.

Cash flows provided by financing activities

Cash flows provided by financing activities totaled $534.1 million for 2022, representing a $462.7 million increase from $71.4 million in 2021. The increase of cash provided by financing activities is mainly related to the net proceeds of $542 million from the issuance of Series A convertible preferred shares related to Pepsi, net of issuance costs. Net proceeds were received from a public offering in June 2021 for approximately $67.8 million.

Off Balance Sheet Arrangements

As of December 31, 2022 and 2021, we had no off-balance sheet arrangements.

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

For a complete description of our significant accounting policies and recent accounting pronouncements, see Item 8 Financial Statements and Supplementary Data, Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

Promotional (Billbacks) Allowance

The Company’s billbacks are calculated based on various programs with distributors and retail customers, and accruals are established at the time of initial product sale for the Company’s anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expenses and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined. Promotional and other allowances primarily include consideration given to distributors or retail customers, including, but not limited to, the following: (i) discounts granted off list prices to support price promotions to end consumers by retailers; (ii) reimbursements given to distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances, and other fees for both new and existing products; (iii) agreed share of fees given to distributors and/or directly to retailers for advertising, in-store marketing, and promotional activities; (iv) agreed share of slotting, shelf space allowances, and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to distributors and/or retailers for achieving or exceeding certain predetermined volumes goals; (vi) discounted products; (vii) contractual fees given to distributors related to sales made by the Company directly to certain customers that fall within the distributors’ sales territories; and (viii) contractual fees given to distributors for items sold below defined pricing targets. The promotional programs are of varying durations, typically ranging from one week to one year based on the agreed-upon terms. The nature of such programs is determined on a per retail customer or distributor basis, and in certain instances, the same program is set for multiple customers or distributors. The billback fees are recorded as a reduction to net sales in the period the underlying sale occurs.

Total promotional expenditures included as a reduction to revenue were $158.5 million for the year ended December 31, 2022, and accrued promotional allowances were $36.0 million as of December 31, 2022.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers. The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control or title is transferred based on the commercial terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Product sales are recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling or marketing expense. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Additionally, for any agreements which are one year or less, the practical expedient under ASC 340-40-25-4 is applied to expense contract acquisition costs when incurred if the amortization period of the contract asset would have otherwise been recognized in one year or less. Sales taxes and other similar taxes are excluded from revenue. Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

Goodwill and Intangible Assets Valuation

We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at least annually or when an interim triggering event occurs that would indicate impairment may have taken place. We evaluate our other definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Judgments and assumptions are required in such impairment evaluations. During the third quarter of 2022, we entered into a long term distribution agreement with Pepsi. The addition of the Pepsi distribution network has shifted the Company's focus to the US market and as a consequence it was determined that impairment indicators for the Func Foods brands indefinite intangible asset were present. The Company no longer anticipates focusing on the expansion of Func Food branded products and the Company plans to focus on Celsius branded products. As a result of the strategic shift, which the Company considered a triggering event, the Company quantitatively tested the Func Foods brand name for impairment utilizing the relief from royalty method to determine fair value. As a result of the quantitative assessment, the Company recorded an impairment charge of $2.5 million which is presented within General and Administrative expenses on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Our annual impairment evaluation of goodwill involves qualitative aspects, including comparing our single reporting unit's fair value to its respective carrying value. Some of the qualitative aspects evaluated included macro-economic conditions, industry and market considerations, cost factors regarding our raw materials and operations and overall financial performance of our business.

We use the income approach to determine the fair value of our definite-lived customer relationships intangible asset. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives.

Changes in economic and operating conditions impacting these assumptions could result in goodwill and intangible assets impaired in future periods. Additionally, disruptions to our business such as prolonged recessionary periods or unexpected significant declines in operating results could result in impairment of goodwill and other intangible assets in future periods.

Changes in the factors used in our fair value estimates, including the impacts of the cost inflation or other margin erosion, and discount rates used, could have a significant impact on the fair values of the reporting unit and indefinite-lived intangible assets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in commodity and other input prices affecting the costs of our raw materials (including, but not limited to increases in the price of aluminum cans, sucralose, caffeine, vitamins, fluctuations in energy and fuel prices). We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. We are also subject to market risks with respect to the cost of commodities and other inputs because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and generally do not hedge against fluctuations in commodity prices.

Our net sales to customers outside of the United States were approximately 6% and 13% of consolidated net sales for the years ended December 31, 2022 and 2021, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates.

As of December 31, 2022, we had $0.5 million in cash which is not subject to general credit, liquidity, market and interest rate risks.

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

Notwithstanding the conclusion by our President and Chief Executive Officer and our Chief Financial Officer that our disclosure controls and procedures as of December 31, 2022 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

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

Our President and Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the “COSO Framework”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, management has identified the following material weaknesses in internal controls:

a)
Management did not design effective information technology general controls (ITGCs) relating to appropriate segregation of duties over program change management for certain applications impacting the Company’s business processes that are relevant to the Company’s internal control over financial reporting; and
b)
Management did not design and implement components of the COSO Framework to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to the identification, design, implementation, and monitoring of sufficient business process controls related to the Company’s financial statement accounts to ascertain whether the components of internal control are present and functioning effectively.

As a result of the material weaknesses described above, the Company’s management has concluded that, as of December 31, 2022, our internal control over financial reporting was ineffective.

Remediation Plan

As of the date of this Annual Report on Form 10-K, management is re-assessing the design of controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including but not limited to (a) improving consistency in change management supported by standard operating procedures to govern the authorization, testing and approval of changes to information technology systems supporting all of the Company’s internal control processes, (b) enhancing design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures and financial reporting controls, (c) continuing to identify and design and implement effective review and approval controls, and (d) implementing appropriate timely review and oversight responsibilities within the accounting and financial reporting functions.

Changes in Internal Controls Over Financial Reporting

Except for the determination by management of the material weaknesses in internal controls over financial reporting described above, there have been no other changes in our internal controls over financial reporting that occurred during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the Company, see “Information About Our Executive Officers” included in Part I of this Report, which is incorporated herein by reference. The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Delinquent Section 16(a) Reports” in our 2023 Proxy Statement and is incorporated herein by reference. Information concerning the Audit Committee and the Audit Committee Financial Expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2023 Proxy Statement and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including our principal executive officer and principal financial officer) and employees. We will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Business Conduct and Ethics that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to any element of the Code of Business Conduct and Ethics enumerated in the SEC rules and regulations by posting this information on the Company’s website, https://www.celsiusholdingsinc.com/. The information on the Company’s website or linked to or from the Company’s website is not incorporated by reference into, and does not constitute a part of, this report or any other documents the Company files with, or furnishes to, the SEC.

Item 11. Executive Compensation

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, in our 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to equity compensation plan information will be presented in our 2023 Proxy Statement and is incorporated herein by reference.

Information concerning the beneficial ownership of the Company’s common stock by (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information concerning certain relationships and related transactions will be reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information concerning our accountant fees and our audit committee’s pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is reported under the captions “Fees of Independent Registered Public Accounting Firm” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2023 Proxy Statement and is incorporated herein by reference.

Item 15. Financial Statements and Exhibits

(a)
The following documents are filed as part of this Report:

(1)
Financial Statements. The following consolidated financial statements and the report of our independent registered public accounting firm are filed as “Item 8. Financial Statements and Supplementary Data” of this Report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)
Exhibits.

Item 16. Form 10-K Summary

None

3.1	Articles of Incorporation of Celsius Holdings, Inc., as amended . (Previously filed as Exhibit 3.1 to the Company’s Form 10-Q dated August 9, 2022 and incorporated herein by reference)

3.2

Celsius Holdings, Inc. Certificate of Designation of Series A Convertible Preferred Stock. (Previously filed as Exhibit 3.1 to the Company’s Form 8-K dated August 3, 2022 and incorporated herein by reference)

3.3	Amended and Restated Bylaws, as amended. (Previously filed as Exhibit 3.2 to the Company’s Form 10-Q dated August 9, 2022 and incorporated herein by reference)

10.1+	Amended 2006 Incentive Stock Plan. (Previously filed as an Exhibit to the Company’s Registration Statement on Form 10 and incorporated herein by reference, Management compensation plan or arrangement)

10.2+	2015 Incentive Stock Plan. (Previously filed as an Exhibit to the Company’s Registration Statement on Form 10 and incorporated herein by reference)

10.3+

Employment Agreement between the Company and John Fieldly dated August 1, 2020. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 4, 2020 and incorporated herein by reference)

10.4+

Employment Agreement between the Company and Jarrod Langhans, effective April 18, 2022. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 18, 2022 and incorporated herein by reference)

10.5

Securities Purchase Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc. (Previously filed as Exhibit 10.1 to the Company’s Form 10-Q dated August 9, 2022 and incorporated herein by reference)

10.6	Form of Lock-Up Agreement. (Previously filed as Exhibit 10.2 to the Company’s Form 10-Q dated August 9, 2022 and incorporated herein by reference)

10.7

Registration Rights Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc. (Previously filed as Exhibit 10.3 to the Company’s Form 10-Q dated August 9, 2022 and incorporated herein by reference)

10.8

Distribution Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc. (Previously filed as Exhibit 10.4 to the Company’s Form 10-Q dated August 9, 2022 and incorporated herein by reference)

10.9

Channel Transition Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc. (Previously filed as Exhibit 10.5 to the Company’s Form 10-Q dated August 9, 2022 and incorporated herein by reference)

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Assurance Dimensions, Inc

31.1*	Section 302 Certification by Chief Executive Officer

31.2*	Section 302 Certification by Chief Financial Officer

32.1*	Section 906 Certification by Chief Executive Officer

32.2*	Section 906 Certification by Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachment)

*	Filed herewith.
+	A management contract or compensatory plan or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 1, 2023	CELSIUS HOLDINGS, INC.

	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal executive officer)

By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ John Fieldly	President, Chief Executive Officer and Director	March 1, 2023
John Fieldly	(Principal executive officer)

/s/ Jarrod Langhans	Chief Financial Officer	March 1, 2023
Jarrod Langhans	(Principal financial and accounting officer)

/s/ Cheryl S. Miller	Director	March 1, 2023
Cheryl S. Miller

/s/ Hal Kravitz	Director	March 1, 2023
Hal Kravitz

/s/ Joyce Russell	Director	March 1, 2023
Joyce Russell

/s/ Damon DeSantis	Director	March 1, 2023
Damon DeSantis

/s/ Nicholas Castaldo	Director	March 1, 2023
Nicholas Castaldo

/s/ Caroline Levy	Director	March 1, 2023
Caroline Levy

/s/ Alexandre Ruberti	Director	March 1, 2023
Alexandre Ruberti

/s/ James Lee	Director	March 1, 2023
James Lee

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Celsius Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Celsius Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Celsius Holdings, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses relating to:

a)
the ineffective design of information technology general controls (ITGCs) relating to appropriate segregation of duties over program change management for certain applications impacting the Company’s business processes that are relevant to the Company’s internal control over financial reporting; and
b)
the Company did not design and implement components of the COSO framework to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to the identification, design, implementation, and monitoring of sufficient business process controls related to the Company’s financial statement accounts to ascertain whether the components of internal control are present and functioning effectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 1, 2023, which expressed an unqualified opinion thereon.

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

Boca Raton, Florida

March 1, 2023

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Celsius Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Celsius Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, statement of changes in stockholders’ equity and mezzanine equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 and 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Promotional Allowances
Description of the Matter

As discussed in Notes 2 and 4, the Company’s promotional allowances are calculated based on various programs with its distributors and retail customers, and accruals are established at the time of the initial product sale for the Company’s anticipated liabilities. These accruals are based on agreed-upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Promotional allowances primarily include consideration given to distributors or retail customers, including, but not limited to, the following: (i) discounts granted off list prices to support price promotions to end consumers by retailers; (ii) reimbursements given to distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances, and other fees for both new and existing products; (iii) agreed share of fees given to distributors and/or directly to retailers for advertising, in-store marketing, and promotional activities; (iv) agreed share of slotting, shelf space allowances, and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to distributors and/or retailers for achieving or exceeding certain predetermined volumes; (vi) discounted products; (vii) contractual fees given to distributors related to sales made by the Company directly to certain customers that fall within the distributors’ sales territories; and (viii) contractual fees given to distributors for items sold below defined pricing targets. The promotional programs are of varying durations, typically ranging from one week to one year based on the agreed-upon terms. The promotional expenditures are recorded to the corresponding income statement caption in the period the underlying sale occurs. Total promotional expenditures included as a reduction to revenue were $158.5 million for the year ended December 31, 2022, and accrued promotional allowances were $36.0 million as of December 31, 2022.

How We Addressed the Matter in Our Audit

We identified accrued promotional allowances as a critical audit matter because of the extent and subjective nature of management judgment required with respect to estimating consumer participation and/or distributor and retail customer performance levels and future promotional claims.

 To test the accrued promotional allowances, our audit procedures included, among others, evaluating management’s judgment regarding levels of consumer participation and/or distributor and retail customer performance levels and future promotional claims. We selected a sample of accrued promotional allowances recorded for specific distributors and retail customers and sent confirmation requests of the accrual recorded directly to the distributor or retail customer. We compared the confirmation response to the accrued amount recorded by the Company. In instances of nonreplies to our confirmation request from the distributor or retail customer, we compared subsequent settlements to the accrual. If not settled, we developed an independent expectation of the accrual using historical claim and payment data and compared it to the recorded accrued promotional allowance. We tested the promotional expenditure amount recorded as a reduction to net sales and assessed the reasonableness of management’s estimate by developing an expectation of the amount, based on historical promotional expenditure amounts recorded as a percentage of sales, and compared our expectation to the recorded promotional expenditure amount. We performed inquiries of the Company’s sales and marketing personnel to corroborate our understanding of new and existing promotional programs that may alter the relationship between gross billings and promotional allowances, as such programs are considered by management when estimating future promotional claims. We also evaluated management’s ability to estimate promotional allowances by comparing the actual promotional allowances subsequently paid to the original estimates of management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Boca Raton, Florida

March 1, 2023

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Celsius Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except par values)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$614,159	$16,255
Restricted cash	38,768	—
Accounts receivable-net	63,311	38,741
Note receivable-current	2,979	2,588
Inventories-net	173,289	191,222
Prepaid expenses and other current assets	11,341	13,555
Deferred other costs-current	14,124	—
Total current assets	$917,971	$262,361

Note receivable	3,574	7,117
Property and equipment-net	10,185	3,180
Deferred tax asset	501	9,019
Right of use assets-operating leases	972	1,128
Right of use assets-finance leases	208	86
Other long-term assets	263	299
Deferred other costs-non-current	262,462	—
Intangibles	12,254	16,301
Goodwill	13,679	14,527
Total Assets	$1,222,069	$314,018

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$107,340	$72,442
Accrued distributor termination fees	3,986	—
Accrued promotional allowance	35,977	19,037
Lease liability obligation-operating leases	661	512
Lease liability obligation-finance leases	70	157
Deferred revenue-current	9,675	—
Other current liabilities	3,586	976
Total current liabilities	161,295	93,124

Long-term liabilities:
Lease liability obligation-operating leases	326	658
Lease liability obligation-finance leases	162	45
Deferred tax liability	15,919	3,146
Deferred revenue-non-current	179,788	—
Total Liabilities	357,490	96,973

Commitment and contingencies (Note 19)

Mezzanine Equity:
Series A convertible preferred shares, $0.001 par value, 5% cumulative dividends; 1,467 and 0 shares issued and outstanding at December 31, 2022 and December 31,2021, respectively, aggregate liquidation preference of $550,000 and $0 as of December 31, 2022 and December 31, 2021, respectively	824,488	—

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000 shares authorized, 76,382 and 74,909 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	76	75
Additional paid-in capital	280,668	267,846
Accumulated other comprehensive (loss) income	(1,881)	614
Accumulated deficit	(238,772)	(51,490)
Total Stockholders’ Equity	40,091	217,045
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$1,222,069	$314,018

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except per share amounts)

	For the years ended December 31,
	2022	2021	2020
Revenue	$653,604	$314,272	$130,726
Cost of revenue	382,735	186,103	69,752
Gross profit	270,869	128,169	60,974

Selling and marketing expenses	352,767	74,739	34,875
General and administrative expenses	75,903	57,520	18,187
Total operating expense	428,670	132,259	53,062

(Loss) income from operations	(157,801)	(4,090)	7,912

Other Income/(Expense):

Interest income on note receivable	237	315	356
Interest income (expense), net	5,292	(8)	(66)
Interest expense on bonds	—	—	(432)
Amortization of discount on bonds payable	—	—	(576)
Gain on lease cancellations	—	—	152
Foreign exchange (loss) gain	(392)	(276)	1,376
European deferred tax	—	—	(82)
Total other income	5,137	31	728

Net (loss) income before income taxes	(152,664)	(4,059)	8,640

Income tax (expense) benefit	(34,618)	7,996	(116)

Net (loss) income	$(187,282)	$3,937	$8,524

Less: dividends on Series A convertible preferred shares	$(11,526)	$-	$-
Net (loss) income attributed to common stockholders	$(198,808)	$3,937	$8,524

Other comprehensive income:
Foreign currency translation (loss) gain	(2,495)	817	551
Comprehensive (loss) income	$(201,303)	$4,754	$9,075

(Loss) income per share:
Basic	$(2.63)	$0.05	$0.12
Dilutive	$(2.63)	$0.05	$0.11
Weighted average shares outstanding:
Basic	75,649	73,781	70,195
Dilutive	75,649	77,689	74,444

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity

(in thousands)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other- Comprehensive Income (Loss)	Accumulated Deficit		Mezzanine Equity
	Shares	Amount				Total Stockholders' Equity	Preferred Shares	Amount

Balance at December 31, 2019	68,941	$69	$127,553	$(754)	$(63,409)	$63,459	$—	$—

Issuance of common stock from private placement	1,438	1	21,891	—	—	21,892	—	—
Share-based expense	—	—	6,340	—	—	6,340	—	—
Issuance of common stock pursuant to exercise of stock options - Cashless	568	1	(1)	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	1,316	1	4,125	—	—	4,126	—	—
Cash paid for taxes on restricted stock awards	—	—	(115)	—	(542)	(657)	—	—
Foreign currency translation	—	—	—	551	—	551	—	—
Short swing payment	—	—	91	—	—	91	—	—
Net income	—	—	—	—	8,524	8,524	—	—
Balance at December 31, 2020	72,263	72	$159,884	$(203)	$(55,427)	$104,326	—	$—

Issuance of common stock	1,134	1	67,768	—	—	67,769	—	—
Share-based expense	—	—	36,475	—	—	36,475	—	—
Issuance of common stock pursuant to exercise of stock options - Cashless	540	1	—	—	—	1	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	972	1	3,719	—	—	3,720	—	—
Foreign currency translation	—	—	—	817	—	817	—	—
Net income	—	—	—	—	3,937	3,937	—	—
Balance at December 31, 2021	74,909	75	267,846	614	(51,490)	217,045	—	—

Share-based expense	—	—	20,665	—	—	20,665	—	—
Issuance of common stock pursuant to exercise of stock options - Cashless	448	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	1,025	1	3,683	—	—	3,684	—	—
Issuance of Series A convertible preferred shares - net of issuance costs	—	—	—	—	—	—	1,467	824,488
Dividends paid to Series A convertible preferred shares	—	—	(11,526)		—	(11,526)	—
Foreign currency translation	—	—	—	(2,495)	—	(2,495)	—	—
Net loss	—	—	—	—	(187,282)	(187,282)	—	—
Balance at December 31, 2022	76,382	76	280,668	(1,881)	(238,772)	40,091	1,467	824,488

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(187,282)	$3,937	$8,524
Adjustments to reconcile net (loss) income to net cash (used in)/provided by operating activities:
Depreciation	1,362	550	127
Amortization	555	714	1,484
Impairment of intangible assets	2,379	—	—
Bad debt expense	2,352	1,494	257
Amortization of deferred other costs	5,885	—	—
Inventory excess and obsolescence	6,131	2,355	748
Share-based payment expense	20,665	36,475	6,340
Deferred income taxes	20,244	(9,201)	—
Foreign exchange loss (gain)	483	880	(323)
Gain on lease cancellations	—	(28)	(152)
Changes in operating assets and liabilities:
Accounts receivable-net	(26,369)	(25,249)	(7,469)
Inventory-net	11,802	(175,174)	(3,859)
Prepaid expenses and other current assets	2,214	1,072	(10,457)
Accounts payable and accrued expenses	34,908	51,807	4,743
Accrued promotional allowance	16,940	13,379	3,377
Accrued distributor termination fees	3,986	—	—
Other assets	37	—	—
Other current liabilities	2,610	374	(96)
Change in right of use and lease obligation-net	(183)	29	151
Deferred revenue	189,463	—	—
Net cash provided by (used in) operating activities	108,182	(96,586)	3,395

Cash flows from investing activities:
Proceeds from note receivable	2,592	1,886	1,331
Purchase of property and equipment	(8,264)	(3,150)	(574)
Net cash (used in) provided by in investing activities	(5,672)	(1,264)	757

Cash flows from financing activities:
Payments on bonds payable	—	—	(9,602)
Principal payments on finance lease obligations	(63)	(94)	(280)
Proceeds from exercise of stock options	3,683	3,720	4,127
Cash paid on taxes on restricted stock awards	—	—	(657)
Proceeds from issuance of Series A preferred shares, net of issuance costs	542,018	—	—
Dividends paid on preferred shares	(11,526)	—	—
Net proceeds from collection of section 16b short swing profit	—	—	91
Net proceeds from sale of common stock	—	67,769	21,892
Net cash provided by financing activities	534,112	71,395	15,571
Effect on exchange rate changes on cash and cash equivalents	50	(538)	434
Net increase (decrease) in cash, cash equivalents and restricted cash	636,672	(26,993)	20,157
Cash, cash equivalents and restricted cash at beginning of the period	16,255	43,248	23,091

Cash, cash equivalents and restricted cash at end of the period	$652,927	$16,255	$43,248
Supplemental disclosures:
Cash paid during period for:
Taxes	$14,335	$—	$—
Interest	$—	$7	$448
European Acquisition Adjustment:
Goodwill	$—	$—	$396
Other liabilities	$—	$—	$(396)

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

On August 1, 2022 (“Effective Date”), the Company and PepsiCo Inc. ("Pepsi"), entered into multiple agreements, including a Securities Purchase Agreement (“Purchase Agreement”), Lock-Up Agreements, Registration Rights Agreement, a distribution agreement (“Distribution Agreement”), and a Channel Transition Agreement ("Transition Agreement"). The Securities Purchase Agreement, Lock-Up Agreements and Registration Rights Agreement pertain to the Company’s issuance of 1,466,666 shares of Series A Convertible Preferred Stock (“Series A” or “Series A Preferred Stock”) in exchange for cash proceeds of $550 million, excluding transaction costs. The Transition Agreement specifies payments to be made by Pepsi to Celsius for transitioning certain existing distribution rights to Pepsi. The Distribution Agreement resulted in Pepsi becoming the Company’s primary distribution supplier for the Company's products in the United States. See Note 13. Related Party Transactions and Note 14. Mezzanine Equity for more information.

In connection with the Distribution Agreement and Transition Agreement, the Company terminated agreements with existing suppliers to transition territory rights to Pepsi. The Company recognized total termination expenses of $193.8 million, which are presented in Sales and marketing expenses on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2022. These expenses were recognized by the Company upon delivery of termination notices to the other distributors, in accordance with ASC Topic 420 Exit or Disposal Cost Obligations.

The Company is engaged in the development, marketing, sale and distribution of “functional” calorie-burning functional energy drinks and liquid supplements under the Celsius® brand name.

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the SEC.

Consolidation Policy — The accompanying consolidated financial statements include the accounts of Celsius Holdings, Inc. and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Significant Estimates — The preparation of consolidated financial statements and accompanying disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. Significant estimates include the allowance for doubtful accounts, allowance for inventory obsolescence and sales returns, preferred share valuation, the useful lives of property and equipment, impairment of goodwill and intangibles, deferred tax asset valuation allowance, promotional allowance, and valuation of stock-based compensation. Additionally, the business and economic uncertainty resulting from the novel coronavirus (COVID-19) pandemic has made such estimates and assumptions more difficult to calculate. Accordingly, actual results and outcomes could differ from those estimates.

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

Pepsi and the Company signed a distribution agreement on August 1, 2022, resulting in Pepsi acting as the Company's preferred distributor performing the direct store delivery for a majority of the Company's U.S. operations.

Revenue of our customers accounting for more than 10%, for the years ended December 31, 2022, 2021 and 2020, are as follows:

	2022	2021	2020
Pepsi	22.2%	—	—
Costco	16.7%	12.7%	2.9%
Amazon	8.8%	10.1%	15.1%
All other	52.3%	77.2%	82.0%
Total	100.0%	100.0%	100.0%

Accounts receivable of our customers accounting for more than 10%, for the years ended December 31, 2022, and 2021, are as follows:

	2022	2021

Pepsi	47.6%	—
Amazon	11.8%	22.7%
Publix	1.4%	10.3%
All other	39.2%	67.0%
Total	100.0%	100.0%

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At December 31, 2022 and 2021, the Company had approximately $652.4 million and $16.0 million, respectively, including $38.8 million in restricted cash for 2022, in excess of the Federal Deposit Insurance Corporation limit.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash — As disclosed in Note 4. Revenues, the Company received upfront payments from Pepsi during 2022, which are contractually restricted and can only be used to satisfy termination payments due to former distributors or have to be repaid to Pepsi. These upfront payments received from Pepsi cannot be used for general operating activities of the Company and have been classified as restricted cash based on the terms of the Transition Agreement.

Accounts Receivable — Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. Accounts receivable are presented net of billbacks, for customers that are allowed the right to net settle. At December 31, 2022 and December 31, 2021, there was an allowance for doubtful accounts of approximately $2.1 million and $0.8 million, respectively.

Inventories — Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. At December 31, 2022 and December 31, 2021, the Company recorded an allowance of approximately $8.4 million and $2.6 million respectively. The changes in the allowance are included in cost of revenue.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Impairment of Long-Lived Assets — In accordance with ASC Topic 360, Property, Plant, and Equipment the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairments related to long lived assets during the years ended December 31, 2022 and December 31, 2021.

Long-lived Asset Geographic Data

The following table contains long-lived asset information which includes property and equipment and lease right of use assets and excludes goodwill and intangibles, where individual countries represent a material portion of the total:

	December 31,	December 31,
	2022	2021
United States	$9,750	$3,043

Sweden	1,251	1,050
Finland	363	301
Other	1	—
Long-lived assets related to foreign operations	1,615	1,351
Total long-lived assets-net	$11,365	$4,394

Goodwill — The Company records goodwill when the consideration paid for the acquisition of a business exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis as of October 1st, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, and cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company will calculate the estimated fair value of the reporting unit. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. At December 31, 2022, there were no indicators of impairment.

Intangible assets – Intangible assets are comprised of customer relationships and brands acquired in a business combination. The Company amortizes intangible assets with a definitive life over their respective useful lives. The addition of the Pepsi distribution network has shifted the Company's focus to the US market and as a consequence it was determined that impairment indicators for the Func Foods brands indefinite intangible asset were present. The Company no longer anticipates focusing on the expansion of Func Food branded products and the Company plans to focus on Celsius branded products. As a result of the strategic shift, which the Company considered a triggering event, the Company quantitatively tested the Func Foods brand name for impairment utilizing the relief from royalty method to determine fair value as of September 30, 2022. As a result of the quantitative assessment, the Company recorded an impairment charge of $2.5 million during the year ended December 31, 2022 which is presented within General and Administrative expenses on the Consolidated Statements of Operations.

Revenue Recognition — The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers. The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control or title is transferred based on the commercial terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Product sales are recorded net of variable consideration, such as provisions for returns, discounts and promotional allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling or marketing expense. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Additionally, for any agreements which are one year or less, the practical expedient under ASC 340-40-25-4 is applied to expense contract acquisition costs when incurred if the amortization period of the contract asset would have otherwise been recognized in one year or less. Sales taxes and other similar taxes are excluded from revenue. Management believes that adequate provision has been made for cash discounts, returns, spoilage and promotional allowances based on the Company’s historical experience.

Deferred Revenue — The Company receives payments from certain distributors in new territories as reimbursement for contract termination costs paid to the prior distributors in those territories. Amounts received pursuant to these new and/or amended distribution agreements entered into with certain distributors relating to the costs associated with terminating the Company’s prior distributors, are accounted for as deferred revenue and recognized ratably over the anticipated life of the respective new distribution agreements. As of December 31, 2022, the Company had approximately $189.5 million in deferred revenue, of which $179.8 million is classified as deferred revenue-non-current and $9.7 million is classified as deferred revenue-current which are presented within the consolidated balance sheets and are contract liabilities related to termination payments received from Pepsi. Refer to Note 13, Related Party Transactions for more information. The deferred revenues will be recognized by the Company, ratably over the twenty-year agreement term. As of December 31, 2021, the Company did not have any deferred revenue related to contract liabilities.

Accrued Distributor Termination Fees — Termination charges related to certain of the Company’s prior distributors are included in selling and marketing expenses upon termination. The Company recognized distributor termination expenses of approximately $193.8 million, $0.6 million, and $0.2 million for the year ended December 31, 2022, 2021, and 2020, respectively. The Company also has a balance of $4.0 million in accrued distributor termination fees related to distributors terminated as a result of the Pepsi agreement as well as payment due back to Pepsi in the amount of $34.8 million as the projected payments to the prior distributors was less than the payment received from Pepsi, which are located within accounts payable and accrued expenses, on the Company's consolidated balance sheets.

Customer Advances — From time to time the Company requires deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances liability within other current liabilities. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies. As of December 31, 2022 and 2021, the Company did not have any customer advances.

Advertising Costs — Advertising costs are expensed as incurred. The Company uses mainly radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred advertising expenses of approximately $85.1 million, $36.7 million and $14.2 million, during years ended December 31, 2022, 2021, and 2020, respectively.

Research and Development — Research and development costs are charged to general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of approximately $0.4 million, $1.0 million and $0.5 million during years ended December 31, 2022, 2021, and 2020, respectively.

Foreign Currency Gain/Losses — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The foreign subsidiaries perform re-measurements of their assets and liabilities denominated in non-functional currencies on a periodic basis and the gain or losses from these adjustments are included in the consolidated statement of operations and comprehensive (loss) income as foreign exchange gains or losses. For the year ended December 31, 2022 exchange losses have amounted to approximately $0.4 million while during the years ended December 31, 2021 and 2020, the Company recognized a foreign currency loss and gain of approximately $0.3 million and $1.4 million, respectively, mainly related to fluctuations in exchange rates. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Other Comprehensive Income. The Company incurred foreign currency translation net loss during the year ended December 31, 2022 of approximately $2.5 million and a net gain of approximately $0.8 million and $0.6 million during the year ended December 31, 2021 and 2020. The Company's operations in different countries required that it transacts in the following currencies:

Chinese-Yuan

Norwegian-Krone

Swedish-Krona

Finland-Euro

Fair Value of Financial Instruments — The carrying value of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value due to their relative short-term maturity and market interest rates.

Income Taxes — The Company accounts for income taxes pursuant to the provisions of ASC Topic 740 Accounting for Income Taxes, which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach require the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. The Company follows the provisions of the ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.

Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for uncertain tax benefits in the accompanying consolidated balance sheet, along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

The Company’s tax returns for tax years in 2019 through 2021 remain subject to potential examination by the taxing authorities.

Earnings per Share — The Company computes earnings per share in accordance with ASC Topic 260 Earnings per Share (“ASC 260”), which requires earnings per share ("EPS") for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method. The two-class method is an allocation of earnings (distributed and undistributed) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common stockholders and other security holders based on their respective participation rights in undistributed earnings.

Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of basic common stock outstanding. The Company’s Series A Convertible Preferred Stock is classified as a participating security in accordance with ASC 260. Net income allocated to the holders of Series A Convertible Preferred Stock will be calculated based on the stockholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis. See Note 3. Earnings Per Share for more information.

Share-Based Payments — The Company follows the provisions of ASC Topic 718 Compensation — Stock Compensation and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan"). This 2015 Plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock. The 2015 Plan permits the grant of options and other share-based awards for up to 5.0 million shares. Provisions have been made to permit the grant of options and other share-based awards for up to 5.0 million shares.

Cost of Revenue — Cost of Revenue consists of the cost of concentrates and or liquid bases, the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound & out-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products, inventory allowance for excess and obsolete products, and certain quality control costs. Raw materials account for the largest portion of the cost of sales. Raw materials include cans, other containers, flavors, ingredients and packaging materials.

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended December 31, 2022, 2021 and 2020 was approximately $26.8 million, $26.9 million and $9.5 million, respectively.

Certain reclassification of prior period balances have been made to conform to current presentation. Please refer to consolidated balance sheets, Consolidated Statement of Cash Flows and Note 11. Accounts Payable and Accrued Expenses

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company has elected the relief provided. Topic 326 is effective for the Company in the first quarter of 2023. Adoption of the new standard is not expected to have a material impact on our consolidated financial statements or disclosures.

Liquidity — These financial statements have been prepared assuming the Company will be able to continue as a going concern. At December 31, 2022, the Company had an accumulated deficit of approximately $238.8 million which includes a net loss available to common stockholders of approximately $198.8 million for year ended December 31, 2022. During the year ended December 31, 2022 the Company’s net cash provided by operating activities totaled approximately $108.2 million. As of December 31, 2021, the Company had an accumulated deficit of $51.5 million which includes a net income available to common stockholders of $3.9 million for year ended December 31, 2021. During the year ended December 31, 2021 the Company’s net cash used by operating activities totaled approximately $96.6 million.

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

3.
EARNINGS PER SHARE

The Company computes earnings per share in accordance with ASC Topic 260 Earnings per Share (“ASC 260”), which requires earnings per share for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method. The two-class method is an allocation of earnings (distributed and undistributed) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common stockholders and other security holders based on their respective participation rights in undistributed earnings.

Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of basic common stock outstanding. The Company’s Series A Convertible Preferred Stock is classified as a participating security in accordance with ASC 260. Net income allocated to the holders of Series A Convertible Preferred Stock consistent of preferred dividends declared and paid during 2022. The Series A Convertible Preferred Stock do not participate in losses, thus no such losses have been allocated to the Series A Convertible Preferred Stock in the periods presented below.

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

	For the years ended December 31,
	2022	2021	2020
Net (loss) income attributed to common stockholders
Net (loss) income	$(187,282)	$3,937	$8,524
Less: dividends paid to Series A convertible preferred stockholders	(11,526)	—	—
Net (loss) income attributed to common stockholders	$(198,808)	$3,937	$8,524
Net (loss) income per common share:
Basic	$(2.63)	$0.05	$0.12
Dilutive	$(2.63)	$0.05	$0.11
Weighted average common stock outstanding:
Basic	75,649	73,781	70,195
Dilutive	75,649	77,689	74,444

For the year ended December 31, 2022, 10.2 million of potentially dilutive securities were excluded from the computation of diluted net loss per share related to common stockholders as their effect was antidilutive.

4.
REVENUE

The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers. The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred, based on the commercial terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Product sales are recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling or marketing expense. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Additionally, for any agreements which are one year or less, the practical expedient under ASC 340-40-25-4 is applied to expense contract acquisition costs when incurred if the amortization period of the contract asset would have otherwise been recognized in one year or less.

Promotional (Billback) Allowance

The Company’s billback allowance programs with its distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, typically ranging from one week to one year. The Company’s billbacks are calculated based on various programs with distributors and retail customers, and accruals are established for the Company’s anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expenses and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined.

Billbacks (variable consideration) recorded as a reduction to net sales, primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following:

•
discounts granted off list prices to support price promotions to end-consumers by retailers;
•
reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products;
•
the Company’s agreed share of fees given to distributors and/or directly to retailers for advertising, in-store marketing and promotional activities;
•
the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers;
•
incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined volume goals;
•
discounted products;
•
contractual fees given to the Company’s distributors related to sales made directly by the Company to certain customers that fall within the distributors’ sales territories; and
•
contractual fees given to distributors for items sold below defined pricing targets.

For the years ended December 31, 2022, 2021, and 2020, promotional allowance included as a reduction of revenue were $158.5 million, $64.2 million, and $28.7 million, respectively.

Information about the Company’s net sales by geographical location for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the years ended
	December 31,	December 31,	December 31,
	2022	2021	2020

North America	$617,457	$273,005	$95,480
Europe	31,054	38,097	33,727
Asia	3,647	2,538	1,093
Other	1,446	632	426
Net sales	$653,604	$314,272	$130,726

All of the Company’s North America revenue is derived from the United States, which is the Company’s country of domicile. Of the Company’s total foreign revenues of approximately $36.1 million, $41.3 million and $35.2 million for the years ended December 31, 2022, 2021, and 2020, respectively, Sweden represented the largest foreign portion of total consolidated revenue of approximately $21.7 million, $26.9 million, and $23.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Agreements with PepsiCo, Inc.

The Company executed multiple agreements with Pepsi on August 1, 2022, including a Distribution Agreement relating to the sale and distribution of certain of the Company’s beverage products in existing channels and distribution methods in the United States, excluding certain existing customer accounts, sales channels, Puerto Rico and the US Virgin Islands (the “Territory”). Under the Distribution Agreement, the Company has granted Pepsi the right to sell and distribute its existing beverage products in existing channels and distribution methods and future beverage products that are added from time to time as licensed products under the Distribution Agreement in defined territories. The Distribution Agreement represents a master service agreement and can be cancelled by either party without cause in the nineteenth year of the term (i.e., 2041), the twenty-ninth year of the term (i.e., 2051) and each ten (10) year period thereafter (i.e., 2061, 2071, etc.) by providing twelve (12) months’ written notice on August 1st of each such year to the other party. Except for a termination by the Company “with cause” or a termination by Pepsi “without cause”, the Company is required to pay the Purchaser certain compensation upon a termination as specified in the Distribution Agreement.

The Company agreed to provide Pepsi a right of first offer in the event the Company intends to (i) manufacture, distribute or sell products in certain additional countries as specified in the Distribution Agreement or (ii) distribute or sell products in any future channels and distribution methods during the term of the Agreement. Additionally, pursuant to the Distribution Agreement, the Company and Pepsi agreed to use commercially reasonable efforts to negotiate and execute with Pepsi a distribution agreement reasonably consistent with the Distribution Agreement for the sale and distribution of the products covered by the Distribution Agreement in Canada, and Pepsi agreed to meet and confer in good faith with the Company regarding the terms and conditions upon which Pepsi may be willing to sell or distribute such products, either directly or through local sub-distributors in certain other additional countries. The Distribution Agreement includes other customary provisions, including non-competition covenants in favor of the Company, representations and warranties, indemnification provisions, insurance provisions and confidentiality provisions.

On August 1, 2022, the Company and Pepsi also executed the Transition Agreement, providing for the Company’s transition of certain existing distribution rights in the Territory to Pepsi. Under the terms of the Transition Agreement, Pepsi would pay the Company up to $250 million in multiple tranches to facilitate the Company’s transition of certain distribution rights to Pepsi. Amounts received from Pepsi were contractually restricted to only be used to pay termination fees due to other distributors; any excess cash received over amounts due to other distributors is to be refunded back to Pepsi. During 2022, the Company received $227.8 million in payments from Pepsi. As of December 31, 2022, the Company had recorded $193.8 million in total termination expenses in Selling and marketing expenses, of which $193.0 million in termination expenses are related to the Pepsi transition.

Accounting for the agreements executed with PepsiCo, Inc.

The Company evaluated the Security Purchase Agreement, Transition Agreement, Distribution Agreement, and other agreements executed with Pepsi on August 1, 2022, as one combined contract since the agreements were executed on the same day, with the same counterparty, in contemplation of one another and contractual terms are defined and referenced across the agreements. These agreements will be referred to as the “Pepsi Arrangement” herein. Management concluded the Pepsi Arrangement was partially in the scope of ASC 606 Revenue from Contracts with Customers (“ASC 606”) and partially in the scopes of ASC 505, Equity (“ASC 505") and ASC 480, Distinguishing liabilities from equity ("ASC 480"). The Company first applied the measurement and classification criteria in ASC 505 and ASC 480 with respect to the Company’s issuance of 1,446,666 shares of Series A Convertible Preferred Stock, as the substance of the issuance of the Series A Convertible Preferred Stock was determined to be a financing transaction. See Note 14. Mezzanine Equity for the Company’s accounting conclusions with respect to the issuance of the Series A Convertible Preferred Stock.

After application of the measurement and classification principles in ASC 505, and ASC 480, the Company accounted for the residual revenue elements of the Pepsi Arrangement under ASC 606. The revenue elements of the Pepsi Arrangement consisted of (i) $227.8 million in payments received from Pepsi under the Transition Agreement and (ii) a $282.5 million implicit payment made to Pepsi by Celsius, representing the excess fair value over issuance proceeds received for the Series A Convertible Preferred Stock.

The $227.8 million upfront payment received from Pepsi was only to be used by Celsius to transition territory rights from terminated distributors to Pepsi; any excess cash received from Pepsi over transition payments made by Celsius to the Company’s terminated distributors was contractually restricted and due back to Pepsi. As of December 31, 2022, the Company has recorded a refund liability of $34.8 million in accounts payable and accrued expenses representing cash refunds due back to Pepsi and recognized the difference of $193.0 million as part of deferred revenues. The deferred revenues will be recognized by Celsius ratably over the twenty-year agreement term. The Company recognized $4.2 million of total deferred revenues in the consolidated statement of separations in the year ended December 31, 2022.

The $282.5 million excess fair value over issuance proceeds of the Series A Convertible Preferred Stock represents an implicit payment made to a customer. The Company concluded that this implicit payment meets the definition of an asset, and has been recorded as a Deferred Other Cost current and non-current, in the Company's consolidated balance sheets. The Company will amortize the asset balance as contra-revenues ratably over a twenty-year period consistent with the term of the Distribution Agreement. The Company recognized contra-revenues of $5.9 million in the consolidated statement of operations and comprehensive (loss) income in the year ended December 31, 2022 related to the upfront payment included in Deferred Other Cost current and non-current. The Company will assess the Deferred Other Cost asset for impairment at each reporting period.

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

The Company recognizes revenue from the agreement over time because the customer simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because of its ongoing efforts in providing the exclusive license rights including providing continuous access, updates and support. Total revenue recognized under the agreement was approximately $2.0 million, $1.6 million, and $0.8 million for the year ended December 31, 2022, 2021, and 2020 which is reflected in the revenues from Asia.

5.
INVENTORIES

Inventories consist of the following at:

	December 31,	December 31,
	2022	2021
Finished goods	$119,229	$123,594
Raw Materials	62,491	70,201
Less: Inventory reserve	(8,431)	(2,573)
Inventories	$173,289	$191,222

6.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total approximately $11.3 million and $13.6 million, at December 31, 2022 and 2021, respectively, and consist mainly of prepaid advances to co-packers related to inventory production, advertising, prepaid insurance, prepaid slotting fees, value added tax payments and deposits on purchases.

7.
NOTE RECEIVABLE

Note receivable consists of the following at:

	December 31,	December 31,
	2022	2021
Note Receivable-current	$2,979	$2,588
Note Receivable-non-current	3,574	7,117
Total Note Receivable	$6,553	$9,705

Effective January 1, 2019, the Company restructured its China distribution efforts by entering into two separate economic agreements as it relates to the commercialization of its Celsius products (i.e., the license and repayment of investment agreement with Qifeng, as described above). See Note 4 for information regarding the license agreement with Qifeng. Under a separate economic agreement, Qifeng will repay the marketing investments made by Celsius into the China market through 2018, over the same five-year period as the license agreement. The repayment, which was formalized via a note receivable from Qifeng (the “Note”), will need to be serviced even if the licensing agreement is cancelled or terminated. The Note is denominated in Chinese-Yuan.

The Note accrues interest at a rate per annum equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. On June 12, 2020, it was agreed to fix the interest rate at 3.21% which reflected the weighted average interest rate for the 5-year period of the Note. Scheduled principal payments plus accrued interest for the Note are due annually on March 31 of each year starting in 2020. For the year ended December 31, 2022, 2021, and 2020, interest income for the Note was approximately $0.2 million, $0.3 million, and $0.4 million respectively.

The Company assesses the note receivable for impairment at each reporting period, by evaluating whether it is probable that the Company will be unable to collect all the contractual principal and interest payments as scheduled in the Note, based on historical experience of Qifeng’s ability to pay, the current economic environment and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At December 31, 2022 and 2021, the Note was not deemed to be impaired. As of December 31, 2022, Qifeng is current on all amounts due under the Note and the license agreement.

As evidence of solvency for the Note, a stock certificate in Celsius Holding's Inc. which amounts to 30.0 thousand of shares owned by an affiliate under common control of Qifeng is being held at a brokerage account. A letter of guarantee was executed with several restrictions regarding their shares. In particular, it was agreed that the stock would not be sold or transferred without the prior written consent from Celsius. There are other restrictions and agreements, which include that a statement of account will be provided to Celsius on a quarterly basis to confirm and validate the existence of the remaining shares. The shares serve as one component of management's consideration when evaluating impairment indicators.

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

Leases are classified as either finance leases or operating leases based on criteria in ASC Topic 842 Leases. The Company’s operating leases are generally comprised of real estate and vehicles, and the Company’s finance leases are generally comprised of vehicles.

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

The future annual minimum lease payments required under the Company’s leases as of December 31, 2022 are as follows:

	Operating	Finance
Future minimum lease payments	Leases	Leases	Total
2023	$698	$76	$774
2024	328	39	367
2025	7	67	74
2026	—	64	64
Total future minimum lease payments	1,033	246	1,279
Less: Amount representing interest	(46)	(14)	(60)
Present value of lease liabilities	987	232	1,219
Less: current portion	(661)	(70)	(731)
Long-term portion	$326	$162	$488

9.
PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	Estimated Useful Life in Years	December 31,	December 31,
		2022	2021
Merchandising equipment - coolers	5-7	$9,885	$3,052
Office equipment	3-7	1,124	891
Vehicles	5	1,257	304
Less: accumulated depreciation		(2,081)	(1,067)
Total		$10,185	$3,180

Depreciation expense amounted to approximately $1.4 million, $0.6 million, and $0.1 million during years ended December 31, 2022, 2021, and 2020, respectively.

10.
GOODWILL AND INTANGIBLES

At December 31, 2022, goodwill consists of approximately $13.7 million resulting from the excess of the consideration paid and the fair value of net tangible and intangible assets acquired from the Func Food acquisition.

Intangible assets consist of acquired customer relationships and brands from the Func Food acquisition. The gross carrying amount and accumulated amortization of intangible assets were as follows as of December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021
Definite-lived intangible assets
Customer relationships	$13,418	$14,248
Less: accumulated amortization	(1,610)	(1,140)
Definite-lived intangible assets, net	$11,808	$13,108

Indefinite-lived intangible assets
Brands	$2,984	$3,193
Less: Impairment	(2,538)	—
Indefinite-lived intangible assets, net	$446	$3,193
Total Intangibles	$12,254	$16,301

Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life. Amortization expense for the years ended December 31, 2022, 2021, and 2020 was approximately $0.5 million, $0.6 million, and $0.6 million, respectively and is reflected in general and administrative expenses. See note 2. Basis of Presentation and Summary of Significant Accounting Policies, for more information regarding our indefinite-lived intangible asset, Brands.

Other fluctuations in the amounts of intangible assets are due to currency translation adjustments.

The following is the future estimated amortization expense related to customer relationships as of December 31, 2022:

Years ending December 31,
2023	$537
2024	537
2025	537
2026	537
2027	537
Thereafter	9,123
$11,808

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31,	December 31,
	2022	2021
Accounts payable	$36,248	$35,820
Due to Pepsi	34,807	—
Accrued freight	8,532	15,872
Accrued expenses	19,081	15,311
Unbilled purchases	8,672	5,439
Total	$107,340	$72,442

12. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at:

	December 31,	December 31,
	2022	2021
Short-term
VAT payable	$198	$—
State Beverage Container Deposit	3,388	976
Total	$3,586	$976

13. RELATED PARTY TRANSACTIONS

Transactions with PepsiCo, Inc.

As further described in Note 14 Mezzanine Equity, on August 1, 2022, the Company issued 1,466,666 shares of non-voting Series A Convertible Preferred stock (“Series A”) to Pepsi. On an as-converted basis the Series A held by Pepsi accounts for approximately 8.5% of the Company’s outstanding Common Stock, both on the date of issuance and as of December 31, 2022. Also, as discussed Note 14, the Securities Purchase Agreement entered into on August 1, 2022 (the "Purchase Agreement”) granted Pepsi the right to designate a nominee for election to the Company’s nine-member board of directors, so long as Pepsi meets certain ownership requirements with respect to the Company’s stock. During the year ended December 31, 2022, a Pepsi executive was nominated by Pepsi and elected to the Company’s board of directors.

Based on Pepsi’s contractual representation rights for a seat on the Company’s Board of Directors, the Company has concluded that Pepsi represents a related party to the Company. As of and for the year ended December 31, 2022, the following transactions were recognized in the Company’s financial statements:

•
Net sales to Pepsi amounted to $142.3 million for the year ended December 31, 2022 and are included in Revenue on the accompanying consolidated statement of operations and comprehensive (loss) income.
•
Accounts receivable due from Pepsi on December 31, 2022, were $31.6 million and are included in Accounts receivable, net on the Company’s consolidated balance sheets.
•
Pepsi paid the Company $227.8 million in cash in 2022 under the Transition Agreement. This amount was restricted and used to pay termination fees owed by the Company to terminated distributors. The Company has recorded deferred revenues of $189.5 million, which is presented net of $4.2 million of revenue recognized at December 31, 2022, and a liability payable due to Pepsi of $34.8 million, representing refund liabilities owed to Pepsi under the Transition Agreement which are included in Accounts payable and accrued expenses on the accompanying consolidated balance sheets as of December 31, 2022. The $34.8 million represents the excess of payments received from Pepsi less amounts paid and expected to be paid to terminated distributors.
•
The issuance of Series A to Pepsi was recorded at fair value, determined to be $832.5 million, on August 1, 2022. Cash proceeds from the issuance of Series A received from Pepsi were $550.0 million. See Note 14 for more information.

•
The Company has recorded a $282.5 million asset as Deferred other costs, representing the excess of the $832.5 million fair value of the Series A Preferred Stock over the issuance proceeds of $550.0 million. Amounts representing the unamortized deferred other costs of $14.1 million and $262.5 million are presented in Deferred other costs-current and Deferred other costs-non-current, respectively, net of $5.9 million of accumulated amortization recognized as an offset to Revenue in the accompanying consolidated statement of operations and comprehensive (loss) income and consolidated balance sheets as of and for the year ended December 31, 2022.

See Notes 1. Organization and Description of Business, 2. Basis of Presentation Significant Accounting Policies, 11. Accounts Payable and Accrued Expenses, and 14. Mezzanine Equity for more information.

Related Party Leases

The Company’s office is rented from a company affiliated with CD Financial, LLC which is controlled by one of our major stockholders. The lease extends until December 2024 with a monthly rent of $37.6 thousand.

14. MEZZANINE EQUITY

Series A Convertible Preferred Stock

As of December 31, 2022, Company has designated and authorized 1,466,666 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $375 per share. The stated value per share may be increased from time-to-time in the event dividends on the Series A are paid-in-kind (“PIK dividends”) pursuant to the Series A Certification of Designation (the “Series A Certificate”). On August 1, 2022, pursuant to the Purchase Agreement, the Company issued 1,466,666 shares of Series A, representing 100% of the authorized Series A shares, to Pepsi for stated cash consideration aggregating $550 million, excluding issuance costs. The Series A was issued concurrently with the execution of Distribution Agreement and the Transition Agreement. The Company determined that the aggregate fair value of the Series A on the issuance date was $832.5 million, or approximately $568 per share. Accordingly, the Series A Convertible Preferred Stock was recorded at that amount, net of issuance costs of $8.0 million, in the Company’s consolidated balance sheets and statement of changes in stockholders’ equity and mezzanine equity.

Mezzanine Classification

The Series A Convertible Preferred Stock is redeemable in the event of a change in control as defined in the Series A Certificate. S99-3A(2) of the SEC's Accounting Series Release No. 268 ("ASR 268") requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268 guidance an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A is not mandatorily redeemable, however, a change in control is not solely in control of the Company, accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in our consolidated balance sheets and statement of changes in stockholders’ equity and mezzanine equity, as of and for the year ending December 31, 2022.

Pursuant to the Purchase Agreement, Pepsi, together with its affiliates, has certain rights and is also subject to various restrictions with respect to the Company’s outstanding common shares on an as-converted basis through purchases of the Company’s Common Stock in the open market and the accumulation of PIK dividends. Additionally, pursuant to the Purchase Agreement, Pepsi has the right to designate one nominee for election to Company’s board of directors, for so long as Pepsi (together with its affiliates) beneficially owns at least 3,666,665 shares of the Company’s outstanding Common Stock on an as-converted basis. In August of 2022, the Company expanded the number of seats from eight to nine in connection with the election of a Pepsi representative to the Company’s board of directors.

Liquidation Preference

The Series A ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s Common Stock, (ii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A, and (iii) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A. The aggregate liquidation preference of the Series A is $550.0 million on December 31, 2022.

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

Dividends

The Series A entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind, or a combination thereof, at the Company’s election. Regular Series A Dividends accrue on each share Series A at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly Regular Series A Dividends, shares of Series A also entitle the holder participate in any dividends paid on the Company’s Common Stock on an as-converted basis. During the year ended December 31, 2022, the Company declared and paid $11.5 million in Regular Series A Dividends, which amounted to $7.86 per share of Series A. There are no cumulative undeclared dividends on the Series A at December 31, 2022. In addition, there were no dividends issued to common stockholders as of the years ended December 31, 2022 and 2021.

Redemption

Pursuant to certain conditions set forth in the Series A Certificate, Series A may be redeemed at a price per share of Series A equal to the sum of (i) the stated value of such share of Series A as of the applicable Redemption Date, plus (ii) without duplication, all accrued and unpaid dividends previously added to the stated value of such share of Series A, and all accrued and unpaid dividends per share of Series A through such Redemption Date (the “Redemption Price”).

Company’s Optional Redemption

At any time from and after the earlier of (i) August 1, 2029, if the ten-day volume weighted average price of the Company’s Common Stock ( the “Ten-Day VWAP”) does not exceed the conversion price on the date immediately prior to the date the Company delivers a redemption notice to the holders, and (ii) the cancellation of the Distribution Agreement by the Company, if the Ten-Day VWAP does not exceed the Conversion Price on the date immediately prior to the date the Company delivers a redemption notice to the holders, the Company shall have the right to redeem all (and not less than all) of the then-outstanding shares of Series A, at the Redemption Price. In the event of a Company optional redemption, the Company shall affect such redemption by paying the entire Redemption Price on or before the date that is thirty days after the delivery of the Company’s redemption notice and by redeeming all the shares of Series A on such date.

Change in Control Redemption

In the event of (i) a sale or transfer, directly or indirectly, of all or substantially all of the assets of the Company in any transaction or series of related transactions (other than sales in the ordinary course of business); or (ii) any merger, consolidation or reorganization of the Company with or into any other entity or entities as a result of which the holders of the Company’s outstanding capital stock (on a fully-diluted basis) immediately prior to the merger, consolidation or reorganization no longer represent at least a majority of the voting power of the surviving or resulting Company or other entity; or (iii) any sale or series of sales, directly or indirectly, beneficially or of record, of shares of the Company’s capital stock by the holders thereof which results in any Person or group of Affiliated Persons owning capital stock holding more than 50% of the voting power of the Company (a “Change in Control”) the Company (or its successor) shall redeem all (and not less than all) of the then-issued and outstanding shares of Series A. Upon such redemption, the Company will pay or deliver, as applicable, to each holder in respect of each share of Series A held by such holder, an amount equal to the greater of (A) cash in an amount equal to the Redemption Price and (B) the amount of cash and/or other assets (including securities) such holder would have received had each share of Series A held by such holder as of the close of business on the business day immediately prior to the effective date of such transaction resulting in a Change of Control, converted into a number of shares of Common Stock equal to the then-applicable Conversion Ratio and participated in such transaction resulting in such Change of Control as a holder of shares of Common Stock (such greater amount, the “Change of Control Redemption Price”). If, in connection with a transaction resulting in a Change of Control, the Company or its successor shall not have sufficient funds legally available under the Nevada law governing distributions to stockholders to redeem all outstanding shares of Series A, then the Company shall (A) redeem, pro rata among the holders, a number of shares of Series A equal to the number of shares of Series A that can be redeemed with the maximum amount legally available for the redemption of such shares of Series A under the Nevada law governing distributions to stockholders, and (B) redeem all remaining shares of Series A not redeemed because of the foregoing limitations at the applicable Change of Control Redemption Price as soon as practicable after the Company (or its successor) is able to make such redemption out of assets legally available for the purchase of such share of Series A. The inability of the Company (or its successor) to make a redemption payment for any reason shall not relieve the Company (or its successor) from its obligation to affect any required redemption when, as and if permitted by applicable law.

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

Conversion

The shares of Series A may be converted into shares of the Company’s Common Stock pursuant to the Series A Certificate either at the option of the Company or subject to an automatic conversion as discussed below. The Series A was issued with a conversion price of $75 which is potentially subject to adjustment pursuant to the Series A Certificate. The Conversion Ratio is calculated as the quotient of (a) the sum of (x) the stated value of such share of

Series A as of the applicable conversion date, plus (y) of all accrued and unpaid dividends previously added to the stated value of such share of Series A, and without duplication, all accrued and unpaid dividends per share of Series A through the applicable conversion date; divided by (b) the conversion Price as of the conversion date. As of December 31, 2022, the conversion ratio of the Series A into common was 1 to 5. At December 31, 2022, 7,333,330 shares of the Company’s Common Stock are issuable upon conversion of the Series A Convertible Preferred Stock.

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
•
Any date from and after August 1, 2028, on which (x) the Company’s products meet a market share requirement during a specified period (as defined in the Distribution Agreement) and (y) the Ten-Day VWAP immediately prior to such date exceeds the Conversion Price of such share as of such date. In the case of an automatic conversion, each share of Series A then outstanding shall be converted into the number of shares of Common Stock equal to the Conversion Ratio of such share in effect as of the automatic conversion date. The occurrence of an Automatic Conversion Event will terminate any right of the holder to receive a redemption at their request even if such request has already been submitted, provided that the Series A shares have not already been redeemed.

As of December 31, 2022, the Series A is not probable of becoming redeemable as the most likely method of settlement is through conversion which is likely to occur before the holder right to request redemption becomes exercisable.

Other Accounting Matters

The Company has adopted Accounting Standards Update 2020-06 (“ASU 2020-06”), effective January 1, 2022. The provisions of ASU 2020-06 prohibit the recognition of a beneficial conversion feature (“BCF”) on preferred shares issued after the adoption of the ASU. The Company adopted ASU 2020-06d for the Preferred Series A for the year ended December 31, 2022.

FASB ASC 815 generally requires an analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. We performed an evaluation and determined the Series A and the host instrument is more akin to equity. The Company identified certain embedded redemption and conversion features which it evaluated for bifurcation and determined no bifurcation of these embedded or conversion features was required.

15. STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to incentive stock plan exercises

During the year ended December 31, 2022, the Company issued an aggregate of approximately 1.5 million shares of its common stock pursuant to the exercise of stock options granted under the 2015 Plan. The Company received aggregate proceeds of $3.7 million for approximately 1.0 million options exercised for cash, with the balance of the options having been exercised on a "cashless” basis.

During the year ended December 31, 2021, the Company issued an aggregate of approximately 1.5 million shares of its common stock pursuant to the exercise of stock options granted under the 2015 Plan and 2006 Incentive Plan (collectively, the "Stock Incentive Plans"). The Company received aggregate proceeds of $3.7 million for approximately 1.0 million options exercised for cash, with the balance of the grants having been exercised on a “cashless” basis.

During the year ended December 31, 2020, the Company issued an aggregate of approximately 1.9 million shares of its common stock pursuant to the exercise of stock options granted under the Company’s Stock Incentive Plans. The Company received aggregate proceeds of $4.1 million for approximately 1.3 million options exercised for cash, with the balance of the options having been exercised on a "cashless” basis.

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

The Company engaged a third-party valuation provider to assist in determining the fair value of the 1,466,666 shares of Series A Convertible Preferred Stock issued on August 1, 2022. The Series A Convertible Preferred Stock is classified in mezzanine equity, see Note 14, Mezzanine Equity, and the valuation of the Series A Convertible Preferred Stock represents a non-recurring fair value measurement. We used a Monte Carlo simulation model to determine the fair value of the Series A Convertible Preferred Stock on August 1, 2022. The Monte Carlo simulation utilized multiple input variables to determine the value of the Series A Convertible Preferred Stock including a volatility rate of 45%, risk free interest rate of 2.69%, 5.0% dividend rate, the closing price of the Company’s common stock on the issuance date of $98.87, a debt discount rate of 12.5% and a discount for lack of marketability attributed to the registration period of the underlying stock. The selected historical volatility was based on Celsius and a certain peer group. The risk-free interest rate was based on the US STRIPS Rate with a corresponding term as of issuance date. The 5.0% dividend rate is consistent with the provisions of the Series A Convertible Preferred Stock and with the Company’s past payments made in cash. The debt discount rate was based on estimated credit analysis and corresponding market yields as of the issuance date. The Company applied a nominal discount for lack of marketability with respect to the assumed registration period of the underlying shares.

The Company used the relief from royalty method model to determine the fair value of the Brand Name during the year ended December 31, 2022. The fundamental concept underlying this method is that in lieu of ownership, the acquirer can obtain comparable rights to use the subject asset via a license from a hypothetical third-party owner. The Relief from Royalty method utilized multiple input variables to determine the value of the Brand Name including forecasted sales, discount rate, and royalty rates. The selected royalty rate was based on comparable brands. The debt discount rate was based on an expected debt and equity rate of return as of September 30, 2022.

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy at December 31, 2022:

	December 31, 2022
	Level 1	Level 2	Level 3
Mezzanine equity:
Series A convertible preferred shares	$—	$824,488	$—
Indefinite-lived intangible assets:
Brands	—	—	446
Total	$—	$824,488	$446

Other than those noted in previous notes, the Company did not have any other non-recurring assets or liabilities measured at fair value at December 31, 2022 and 2021.

17. INCOME TAXES

The domestic and foreign components of the Company's income before provision for income taxes are as follows:

	2022	2021	2020
Domestic	$(151,551)	$(4,176)	$8,111
Foreign	(1,113)	117	529
Income (loss) before provision for income taxes	$(152,664)	$(4,059)	$8,640

The provision (benefit) for income taxes consists of the following:

Current:	2022	2021	2020
Domestic	$10,498	$—	$—
State	2,601	1,523	—
Foreign	—	(38)	116
	$13,099	$1,485	$116

Deferred	2022	2021	2020
Domestic	$18,558	$(7,142)	$—
State and local	4,034	(1,878)	—
Foreign	(1,073)	(461)	—
	21,519	$(9,481)	$—

Income tax expense (benefit)	34,618	(7,996)	116

The reconciliation of the U.S. federal statutory rate to the Company's effective rate on income before provision (benefit) for income taxes is as follows:

	2022	2021	2020
U.S. Statutory federal rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(3.9)%	(12.5)%	4.4%
Tax effect of Pepsi valuation premium	(38.9)%
Permanent differences, including stock-based compensation	—	—	6.7%
Stock based compensation	(0.9)%	50.5%	—
Change in valuation allowance	0.4%	219.8%	(29.8)%
Change in deferred balances	—	(80.6)%	—
Other	(0.4)%	(0.9)%	—
Effective tax rate	(22.7)%	197.2%	2.3%

The Tax Cuts and Jobs Act introduced a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries and a measure to tax certain intercompany payments under the base erosion anti-abuse tax "BEAT" regime. For the years ended December 31, 2022, and 2021, the Company did not generate intercompany transactions that met the BEAT threshold but does have to include GILTI relating to the Company's foreign subsidiaries. The Company elected to account for GILTI as a current period cost.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities consisted of the following:

	December 31, 2022	December 31, 2021

Net operating loss carryforwards	$4,774	$6,685
Charitable contributions	17	17
Fixed assets	(1,158)	(627)
Pepsi valuation premium	(70,637)
Right of use liability	154	134
Right of use asset	(146)	(122)
Distributor termination fees	46,859	—
Uncertain tax position	—	132
Stock-based compensation	5,236	6,190
Inventory allowance	5,423	800
Intangibles	(2,516)	(3,317)
Total deferred tax (liabilities) assets	(11,994)	9,892

Valuation allowance	(3,424)	(4,019)

Net deferred tax (liabilities) assets	(15,418)	5,873

At December 31, 2022, the Company has approximately $2.3 million of Federal net operating loss carryforwards and $8.7 million of state net operating loss carryforwards, which will begin to expire in 2027. The Federal and State NOLs are subject to limitation under Section 382 due to a December 2008 ownership change of greater than 50% over a three-year testing period. The ownership change resulted in approximately $4.5 million of NOLs that will not be realized. The $4.5 million has been removed from the available NOL carryforward and US NOL deferred tax asset. The Company had foreign NOL carryforwards of approximately $21.9 million, some of which will begin to expire in 2023.

The Company considers the earnings of its foreign entities to be permanently reinvested outside the United States based on estimates that future cash generation will be sufficient to meet future domestic cash needs. Accordingly, deferred taxes have not been recorded for the undistributed earnings of the Company's foreign subsidiaries. All other outside basis differences not related to earnings were impractical to account for at this period of time and are currently considered as being permanent in duration.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Through the year ended December 31, 2020, the Company maintained a full valuation allowance on its worldwide net deferred tax assets. During the fourth quarter of 2021, the Company concluded that it is more likely than not that its US deferred tax assets would be realized. This conclusion was based on the US profitability and NOL utilization in 2021 and 2020 as well as future forecasts of US profitability. For the year ended December 31, 2021, the Company released its US valuation allowance for deferred tax assets of approximately $6.0 million. For the year ended December 31, 2022, the Company reported a release of non-U.S. valuation of $0.5 million. The Company continues to maintain a valuation allowance on its foreign net operating losses as it is not more likely than not that the losses in those specific jurisdictions will be realized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2022	2021
Gross unrecognized tax benefit, beginning of period	$1,080	$82
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	998
Reductions due to lapse in statute of limitations and settlements	(378)	—
Gross unrecognized tax benefit, end of period	$702	$1,080

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. To the extent these unrecognized tax benefits are ultimately recognized, approximately $0.7 million will impact the Company's effective tax rate in future periods. Interest and penalties associated with income tax matters are included in the provision for income taxes. As of December 31, 2022, the Company had uncertain tax positions of approximately $0.8 million, inclusive of $0.1 million of interest and penalties.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. Below is a summary of the filing jurisdictions and open tax years:

Open Years
U.S. Federal	2019-2021
U.S State and local	2018-2021
Non-U.S.	2016-2021

18. STOCK-BASED COMPENSATION

The Company adopted the 2006 Incentive Stock Plan on January 18, 2007. This plan was intended to provide incentives to attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock. While the plan terminated 10 years after the adoption date, issued awards have their own schedule of terminations. As such, the Company is no longer granting awards under this plan and there are no unvested awards as of December 31, 2022.

The Company adopted the 2015 Plan on April 30, 2015. The 2015 Plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to awards issued. The 2015 Plan permits the grant of options and shares for up to 5 million shares. In addition, there is a provision in the 2015 Plan for an annual increase to the maximum number of shares authorized under the 2015 Plan, which increase shall be added on the first day of the calendar year beginning January 1, 2016, equal to 15% of the number of shares outstanding as of such date (Note 15). Provisions have been made to permit the grant of options and other share-based awards for up to 5.0 million shares.

For the years ended December 31, 2022, 2021, and 2020, the Company recognized non-cash compensation expense of approximately $20.7 million, $36.5 million, and $6.3 million respectively, (included in General and administrative expense in the accompanying Consolidated Statements of Operations).

Stock Options

The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. The maximum contractual term of the Company's stock options is 10 years. The Company recognizes forfeitures as they occur. There are options to purchase approximately 1.9 million shares that have vested as of December 31, 2022 and 2021.

Under the 2015 Plan, the Company has issued stock options to purchase approximately 2.3 million shares at an average price of $9.66 with a fair value of $213.9 million. No options were issued during the years ended December 31, 2022 and 2021. Upon exercise, shares of new common stock are issued by the Company.

The Company determines the fair value of restricted stock-based awards based on the market price on the date of grant. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances and recognizes forfeitures as they occur. This model uses an exercise price, dividend yields, risk-free interest rate, and expected annual volatility, as inputs.

The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Years ended December 31,
	2022 (1)	2021	2020
Expected volatility	NA	69.2-81.1%	69.2-81.1%
Expected term	NA	4.5-5.0 Years	4.8-5.0 Years
Risk-free interest rate	NA	0.3% - 1.4%	0.2% - 1.4%
Forfeiture Rate	NA	0.0%	0.0%

(1) No stock options were issued during 2022.

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2022 and 2021 and changes during the periods ended on that date is as follows:

		Weighted Average		Aggregate	Weighted
	Shares	Exercise	Grant Date Fair	Intrinsic Value	Average Remaining
	(000’s)	Price	Value	(000’s)	Term (Yrs)
Options
At December 31, 2020	5,198	$4.23		$240,866	6.89
Granted	305	42.37	$30.32
Exercised	(1,460)	3.85	80.58	84,371
Forfeiture and cancelled	(443)	5.01
At December 31, 2021	3,600	$7.47		$241,515	6.37
Granted	—	—
Exercised	(1,273)	$3.67	$80.70	$102,283
Forfeiture and cancelled	(61)	5.46
At December 31, 2022	2,266	$9.66		$213,914	5.43
Exercisable at December 31, 2022	1,928	$6.41		$188,261	5.05

The following table summarizes information about employee stock options outstanding at December 31, 2022:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Average	Average	at	Average	Average
	December 31,	Remaining	Exercise	December 31,	Exercise	Remaining
Range of Exercise Price	2022 (000’s)	Life	Price	2022 (000’s)	Price	Life
$0.34 - $1.05	30	1.44	$0.58	30	$0.58	1.44
$1.97 - $2.95	5	3.01	1.97	5	1.97	3.01
$3.23 - $4.85	1,465	5.38	3.81	1,412	3.80	5.34
$5.59 - $8.38	389	3.51	5.70	331	5.72	2.88
$14.53 - $21.79	61	7.58	14.53	40	14.53	7.58
$21.80 - $32.70	16	7.83	21.80	10	21.80	7.83
$42.64 - $63.96	300	8.01	42.67	100	42.67	8.01
Outstanding options	2,266	5.43	$9.66	1,928	$6.41	5.05

As of December 31, 2022, the Company had approximately $3.4 million of unrecognized pre-tax non-cash compensation expense related to options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 1.0 year.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holders of a restricted stock award are generally entitled after the release to transact and obtain the same rights as rights of a stockholder of the Company, including the right to vote the shares. The holders of unvested restricted stock awards do not have the same rights as stockholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The value of restricted stock awards that vest over time is established by the market price on the date of its grant and generally vests over a period of 3 years. A summary of the Company’s restricted stock activity for the years ended December 31, 2022 and 2021 is presented in the following table:

	For the twelve months ended
	December 31, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	0.3	$14.72	66.2	$28.11
Transfers to restricted stock units	—	—	(45.9)	34.02
Granted	—	—	-	—
Vested	—	—	(18.9)	14.79
Forfeited and cancelled	(0.3)	14.72	(1.1)	14.72
Unvested at end of period	—	$—	0.3	$14.72

There were no shares granted, vested or outstanding during and as of the year ended December 31, 2022.

Restricted Stock Units

Restricted stock units are awards that give the holder the right to receive one share of common stock for each restricted stock unit upon meeting service-based vesting conditions (typically annual vesting in three equal annual installments, with a requirement that the holder remains in the continuous employment of the Company). The holders of unvested units do not have the same rights as stockholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The value of restricted stock units that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock unit activity for the years ended December 31, 2022 and 2021 is presented in the following table:

	For the twelve months ended
	December 31, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares (000's)	Fair Value	Shares (000's)	Fair Value
Unvested at beginning of period	566	$52.66	—	$—
Transfers to restricted stock awards	—	—	46	34.02
Granted	248	74.14	574	54.40
Vested	(205)	54.17	(19)	64.58
Forfeited and cancelled	(70)	61.99	(35)	50.46
Unvested at end of period	539	$60.73	566	$52.66

The total fair value of shares vested during the year ended December 31, 2022, was approximately $11.6 million. Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of December 31, 2022 was approximately $20.3 million and is expected to be expensed over the next 2.0 years.

Performance-based Stock Awards

The Company issues stock-based awards to third-party consultants for providing marketing, sales, and general business development services related to Celsius products, as well as to certain employees as discussed below. The stock-based awards are in the form of restricted stock units with performance vesting conditions (“performance stock units” or “PSUs”). The holders of unvested PSUs do not have the same rights as stockholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. Some of the PSU performance vesting conditions are linked to the consultants obtaining specified incremental earnings for the Company in a given year over the performance vesting period, typically five years and some of the awards are linked to employees of the Company and have specific performance-based metrics to be met in year one and year two of the issuance as discussed below. The fair value of PSUs is based on the market price of the underlying stock on the grant date. The Company recognizes compensation cost for performance stock awards issued to non-employees in the same manner and periods as though cash had been paid for services received.

In the third quarter of 2022, the Human Resources and Compensation Committee of the Board of Directors approved the issuance of PSUs to certain employees which represented restricted stock units with performance-based vesting. The aggregate grant date fair value of $7.5 million included an immediate vesting of 20% of the shares as well as specific performance-based metrics to be met in year one and year two of the issuance. The Company believes the performance-based metrics are probable of being achieved and will recognize expense each tranche of the awards separately according to ASC 718.

A summary of the Company’s PSU activity for the years ended December 31, 2022 and 2021 is presented in the following table:

	For the twelve months ended
	December 31, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares (000's)	Fair Value	Shares (000's)	Fair Value
Unvested at beginning of period	15	$64.65	—	$—
Granted	76	98.28	15	64.65
Vested	(15)	98.28	—	—
Forfeited and cancelled	—	—	—	—
Unvested at end of period	76	$91.48	15	$64.65

Unrecognized compensation expense related to outstanding PSUs issued to employees and non-employee consultants as of December 31, 2022, was approximately $4.3 million and is expected to be expensed over the next 1.6 years.

Modifications

There were certain Board of Directors members and employees whose service was terminated during 2021. In connection with their terminations, the vesting conditions of the previously granted awards were modified to accelerate the vesting of specified un-vested awards pursuant to Board resolutions or severance agreements. Pursuant ASC 718, these were modifications which required re-valuation of un-vested awards to modification date fair value with recognition of compensation expense over the remaining service period. The Company modified awards resulting in approximately $19.3 million in incremental compensation cost during the year ended December 31, 2021.
19. COMMITMENTS AND CONTINGENCIES

Legal

In November of 2020, McGovern Capital, Inc. and Kevin McGovern (collectively “McGovern”) filed a claim in arbitration related to its Representative Agreement with the Company as amended by the first amendment dated August 6, 2016. Pursuant to the Representative Agreement, McGovern is entitled to receive a fee of three percent (3%) of “Net Revenues” received by the Company from sales of the Company’s products in the People’s Republic of China for a period of four years from Initial Commercial Sale (which was September 1, 2017). “Net Revenues” are defined in the Representative Agreement as “the Company’s revenues net of actual discounts applied, credits and returns.” Effective January 1, 2019, the Company restructured its China operations from a distribution arrangement with Qifeng Food Technology (Beijing) Co. Ltd. (“Qifeng”), to a license and royalty arrangement and a loan, pursuant to which Qifeng will market and distribute the Company’s products in China, and the Company will receive an annual royalty payment. The Company intended to pay McGovern its percentage of the annual royalty payment, but McGovern had objected, claiming that McGovern is entitled to be paid commissions on the entire royalty payment and the amount of the loan to Qifeng. During the year ended December 31, 2022, a confidential settlement agreement was signed for an amount included in the consolidated Statements of Operations and Comprehensive Income for year ended December 31, 2022 that is not material to the financial results of the Company.

In March of 2019, Daniel Prescod filed a putative class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, filed on March 19, 2019, (the “Prescod Litigation”). Daniel Prescod asserts that the Company’s use of citric acid in its products while simultaneously claiming “no preservatives” violates California Consumer Legal Remedies Act, California Business and Professions Code Section 17200, et seq., and California Business and Professions Code Section 17500, et seq., because citric acid acts as a preservative. The Company does not use citric acid as a preservative in its products, but rather as a flavoring, and therefore it believes that its “no preservatives” claim is fair and not deceptive. A motion to certify the case as a class action was filed and on August 2, 2021, that motion was granted. No fact discovery was conducted on the merits. On October 12, 2022, the Company and Mr. Prescod notified the courts that an agreement in principle to settle had been reached to resolve the case for an aggregate amount of $7.8 million. The Company and Mr. Prescod submitted the settlement agreement to the court, which entered its preliminary approval on November 23, 2022 and set a final Fairness Hearing for March 31, 2023. As of December 31, 2022, $7.8 million was accrued and included in accounts payable and accrued expenses in the consolidated balance sheets.

On November 23, 2021, a case related to the Prescod Litigation, Amit Heli and Joseph Nina v. Celsius Holdings, Inc. was filed in the United States District Court for the Southern District of New York, Case No. 1:21-cv-09892. The Company answered the complaint on February 11, 2022. Like the Prescod Litigation, the plaintiffs in this case allege that the Company’s use of citric acid in its products while simultaneously claiming “no preservatives” constitutes false advertising and unfair or deceptive trade practices. Unlike the Prescod Litigation, in this case the violations alleged are of New York’s General Business Law. As with the Prescod Litigation, the Company does not use citric acid as a preservative in its products, but rather as a flavoring, and therefore it believes that its “no preservatives” claim is fair and not deceptive. No discovery has been conducted and this matter is still in its initial stages. On October 12, 2022, the Company and Mr. Prescod notified the courts that an agreement in principle to settle had been reached to resolve the Prescod and Heli case for an aggregate amount of $7.8 million. The Company and Mr. Prescod submitted the settlement agreement to the court, which entered its preliminary approval on November 23, 2022 and set a final Fairness Hearing for March 31, 2023 for judicial approval and await final judgment and entry in the coming weeks. As of December 31, 2022, $7.8 million was accrued and included in accounts payable and accrued expenses in the consolidated balance sheets.

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

On March 16, 2022, Christian McCallion filed a class action lawsuit against the Company in the United States District Court for the Southern District of Florida. Plaintiff McCallion asserts that because of the Company's delay in filing its Annual Report on Form 10-K for the year ended December 31, 2021, there was a decline in the market value of the Company’s securities and as a result, class members suffered significant losses and damages. On June 6, 2022 Judge Middlebrooks appointed a lead class plaintiff and the Company filed its Motion to Dismiss on August 5, 2022. As the Company has previously disclosed in its periodic reports filed with the SEC, prior to filing an application for an automatic fifteen (15) day extension of the original filing date, the Company experienced staffing limitations, unanticipated delays and identified material errors in previous filings. The Company does not believe it has committed any federal securities violations or made false and/or misleading statements and/or material omissions as alleged in the complaint. The Company intends to contest the claims vigorously on the merits.

On January 11, 2023, Doreen R. Lampert filed a derivative stockholder complaint against certain of the Company’s directors and a former officer and, nominally, against the Company, in the United Stated District Court of the District of Nevada. Plaintiff Lampert asserts that the same allegations giving rise to the McCallion class action lawsuit also support claims for breach of fiduciary duty against the directors and former officer, among other claims. The deadline to respond to the complaint will be March 21, 2023. The Company does not believe its directors or former officer have breached any fiduciary duties or are otherwise liable under the theories plead in the complaint and the Company intends to contest the claims.

On May 4, 2021, Plaintiffs Strong Arm Productions USA, Inc., Tramar Dillard p/k/a Flo Rida, and D3M Licensing Group, LLC filed a lawsuit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiffs asserted that the Company breached two endorsement and licensing agreements that were entered into between Plaintiffs and the Company in 2014 and 2016. Plaintiffs alleged the Company had reached certain revenue and sales benchmarks set forth in the 2014 agreement that entitled them to receive 750,000 shares of the Company's stock. In addition, Plaintiffs claimed they were entitled to receive unspecified royalties under the 2016 agreement.

A jury trial commenced on this matter on January 10, 2023. On January 18, 2023, the jury rendered a verdict against the Company for $82.6 million in compensatory damages. On February 2, 2023, the Company filed post-trial motions seeking (i) judgment in favor of the Company dismissing the case notwithstanding the verdict based on the plain language of the contracts at issue; (ii) in the alternative, granting a new trial due to the numerous errors at trial; or (iii) in the alternative, reducing the award of damages to $2.1 million, which reflects the Company’s stock price on the date that the jury found the relevant revenue and sales benchmarks at issue were met. The judgment will accrue post-judgement interest at 5.52 percent per year as of February 13, 2023

We believe that the jury verdict is not supported by the facts of the case or applicable law, is the result of significant trial error, and there are strong grounds for appeal. We will seek to overturn the verdict in post-trial motions before the trial court and the Company filed a notice of appeal to the Fourth District Court of Appeal for the State of Florida on February 21, 2023. The appeal is suspended pending disposition of the pending post-trial motions. We intend to vigorously challenge the judgment through all appropriate post-trial motions and appeal processes.

As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We currently estimate a range of possible outcomes between $2.1 million and $82.6 million, and we have accrued a liability as of December 31, 2022 at the lower end of the range, which is the amount we believe is the most likely estimate for a probable loss on this matter. This amount is reflected in Accounts payable and accrued expenses, and General and administrative expenses in our consolidated financial statements as of and for the year ended December 31, 2022. The ultimate loss to the Company of the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

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

As of December 31, 2022 and 2021, we have contingent commitment to third parties of $30.7 million. Our contingent commitments are primarily related to third party suppliers and have arisen through the normal course of business. The contingent commitments may have various terms, and none are individually significant.

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