Form 10-K/A
period 2022-12-31
Celsius Holdings, Inc.
filed 2023-04-19
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 001-38149

CELSIUS HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Nevada	20-2745790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2424 N. Federal Highway, Suite 208, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 276-2239

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value	CELH	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒   NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐   NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend Celsius Holdings, Inc.’s (together with its consolidated subsidiaries, the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2023 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to amend Exhibits 31.2 and 32.2 to reflect that Jarrod Langhans was the Chief Financial Officer at the time of the Original Filing and to correct paragraph 4(c) of the certifications of its Chief Executive Officer filed as Exhibit 31.1 and Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10-K. The corrected certifications are filed as Exhibits 31.1, 31.2 and 32.2 to this Amendment No. 1.

In addition, the Company is including in this Amendment No. 1 a currently dated consents of Ernst & Young LLP and Assurance Dimensions, Inc., its auditors, attached hereto as Exhibit 23.1 and 23.2, and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are providing new currently dated certifications required pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002, which are filed hereto as Exhibits 31.1 and 31.2.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing. This Amendment No. 1 speaks only as of the Original Filing Date, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

On August 1, 2022, the Company and PepsiCo Inc. (“Pepsi”), entered into multiple agreements, including a Securities Purchase Agreement (“Purchase Agreement”), Lock-Up Agreements, Registration Rights Agreement, a distribution agreement (“Distribution Agreement”), and a Channel Transition Agreement (“Transition Agreement”). The Purchase Agreement, Lock-Up Agreements and Registration Rights Agreement pertain to the Company’s issuance of 1,466,666 shares of Series A Convertible Preferred Stock (“Series A” or “Series A Preferred Stock”) in exchange for cash proceeds of $550 million, excluding transaction costs. The Transition Agreement specifies payments to be made by Pepsi to Celsius for transitioning certain existing distribution rights to Pepsi. The Distribution Agreement resulted in Pepsi becoming the Company’s primary distribution supplier for the Company’s products in the United States.

Potential Effects of new COVID-19 Variants on the Company’s Business

The COVID-19 pandemic has presented and continues to present a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the global economy and financial markets. The human and economic consequences of the COVID-19 pandemic as well as the measures taken or that may be taken in the future by governments, businesses (including the Company and our suppliers, distributors, co-packers and other service providers) and the public at large to limit new variants could directly and indirectly impact our business and results of operations, including, without limitation, the following:

●	Decreases in sales of our products in various distribution channels that are affected by COVID-19 variants. A resurgence of COVID-19 variants could cause reinstituted lockdowns and other restrictions, which could further impact customer demand. If COVID-19 variants and related unfavorable economic conditions continued to intensify, the negative impact on our sales, including our new product innovation launches, could be prolonged and may become more severe.

●	Deteriorating economic conditions and continued financial uncertainties in many of our major markets due to the COVID-19 pandemic, such as increased and prolonged unemployment, decreases in per capita income and the level of disposable income, declines in consumer confidence, or economic slowdowns or recessions, could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. In addition, public concern among consumers regarding the risk of contracting COVID-19 may also reduce demand for our products.

●	The closures of, and restrictions on, on-premise retailers and other establishments that sell our products as a result of new COVID-19 variants could adversely impact our sales and results of operations.

●	Our advertising, marketing, promotional, sponsorship and endorsement activities have been, and will continue to be, disrupted by reduced opportunities for such activities due to measures taken to limit the spread of new COVID-19 variants and cancellations of or reduced capacity at sporting events, concerts and other events could result in decreased demand for our products. Our product sampling programs, which are part of our strategy to develop brand awareness, have been, and could be, disrupted by new COVID-19 variants. If we are unable to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic, our sales, market share, volume growth and overall financial results could be negatively affected.

●	Our innovation activities, including our ability to introduce new products in certain markets, have been delayed and/or adversely impacted by the COVID-19 pandemic. If such innovation activities are disrupted delay the launch of new products and/or we are unable to secure sufficient distribution levels for such new products, our business and results of operations could be adversely affected.

●	Some of our suppliers, distributors and co-packers may experience plant closures, production slowdowns and disruptions in operations as a result of the impact of new COVID-19 variants. This could result in a disruption to our operations.

●	We may experience delays in receiving certain raw materials as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of, or congestion at ports, reduced availability of commercial transportation, border restrictions and capacity constraints.

●	Due to increased demand in at-home consumption, the beverage category has experienced some shortages of aluminum cans. However, we have been able to secure adequate supply and have not experienced significant adverse effects on our business, operations and financial condition from such shortage, however we are unable to accurately predict how this might change in the future.

●	Governmental authorities at the U.S. federal, state and/or municipal level and in certain foreign jurisdictions may increase or impose new income taxes, indirect taxes or other taxes or revise interpretations of existing tax rules and regulations as a means of financing the costs of stimulus or may take other measures to protect populations and economies from the impact of the COVID-19 pandemic. Increases in direct and indirect tax rates could affect our net income and increases in consumer taxes could affect our products’ affordability and reduce our sales.

●	We may be required to record significant impairment charges with respect to goodwill or intangible assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic or new COVID-19 variants in the future.

●	The continued financial impact of the COVID-19 pandemic may cause one or more of the financial institutions we do business with to fail or default in their obligations to us or to become insolvent or file for bankruptcy, which could cause us to incur significant losses and negatively impact our results of operations and financial condition.

●	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in negative publicity and the Company becoming a party to litigation claims and/or legal proceedings, which could consume significant financial and managerial resources, result in decreased demand for our products and injury to our reputation.

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

We currently have five functional energy drink lines:

●	CELSIUS® Originals and Vibe our initial product line, is currently offered in various flavors which are carbonated and non-carbonated.

●	CELSIUS HEAT™, introduced in 2018 is a trainer’s grade functional energy drink. CELSIUS HEAT™ is also a dietary supplement that uses the same proprietary thermogenic MetaPlus® formula as CELSIUS®, Originals, which is proven to accelerate metabolism, boost energy and accelerate calorie and fat burn when combined with exercise. CELSIUS HEAT™, which is packed with 2,000mg of L-citrulline and 300mg of caffeine, comes in eight carbonated flavors: Apple Jack’d, Orangesicle, Inferno Punch, Cherry Lime, Blueberry Pomegranate, Strawberry Dragonfruit, Tangerine Grapefruit and Jackfruit.

●	CELSIUS® BCCA+ENERGY, introduced in 2019, is an innovative branched-chain amino acids (BCAA) functional energy drink that fuels muscle recovery. The CELSIUS® BCCA+ENERGY product line was initially launched in the fitness channel.

●	CELSIUS® On-the-Go is a powdered form of the active ingredients in our functional energy drinks in individual On-The-Go packets as well as multiple serving canisters.

●	CELSIUS® Sweetened with Stevia is a natural line extension introduced in 2018, targeting the natural products channel. CELSIUS® Sweetened with Stevia is available in six refreshing flavors: three sparkling - grapefruit, cucumber lime, orange pomegranate and three non-carbonated - pineapple coconut, watermelon berry and strawberries & cream. This product line boasts a clean ingredient panel featuring 100% natural caffeine-from-green-coffee bean extract and Stevia an all-natural sweetener.

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

Func Food Group Oyj, a company incorporated under the laws of Finland (“Func Food”) was acquired in October 2019, as a result we acquired the beverages, protein bars, supplements and superfoods marketed and distributed in Finland, Sweden, and Norway. These products are distributed under the FAST, FitFarm and CocoVi brands and which are owned by Func Food.

Clinical Studies

It is our belief that clinical studies substantiating product claims will become more important as more and more “alternative” beverages are marketed with health claims. CELSIUS® was one of the first functional energy drinks to be launched along with a clinical study. CELSIUS® is also one of very few functional energy drinks that has clinical research on the actual product itself. Some functional energy drink and supplement companies that do mention studies backing their claims are referencing independent studies conducted on one or more of the ingredients in the product. We believe that it is important and will become more important over time, to have studies on the actual product.

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

Customer Concentration

The following table shows the revenue concentration of our customers accounting for more than 10% of revenue, for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Pepsi	22.2%	-	-
Costco	16.7%	12.7%	2.9%
Amazon	8.8%	10.1%	15.1%
All other	52.3%	77.2%	82.0%
Total	100.0%	100.0%	100.0%

The following table shows the accounts receivable concentration accounting for more than 10% of accounts receivables, for the years ended December 31, 2022 and 2021:

	2022	2021
Pepsi	47.6%	-
Amazon	11.8%	22.7%
Publix	1.4%	10.3%
All other	39.2%	67.0%
Total	100.0%	100.0%

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

Risk Factors Relating to Our Business

Our business and results of operations may be adversely affected by new COVID-19 variants

COVID-19 has presented and continues to present a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the global economy and financial markets. The human and economic consequences of new COVID-19 variants as well as the measures taken or that may be taken in the future by governments, businesses (including the Company and our suppliers, distributors, co-packers and other service providers) and the public at large to limit the spread of new COVID-19 variants, may directly and indirectly impact our business and results of operations, including, without limitation, the following:

●	Decreases in sales of our products in various distribution channels that are affected by COVID-19 variants. A resurgence of COVID-19 variants could cause reinstituted lockdowns and other restrictions, which could further impact customer demand. If COVID-19 variants and related unfavorable economic conditions continued to intensify, the negative impact on our sales, including our new product innovation launches, could be prolonged and may become more severe.

●	Deteriorating economic conditions and continued financial uncertainties in many of our major markets due to the COVID-19 pandemic, such as increased and prolonged unemployment, decreases in per capita income and the level of disposable income, declines in consumer confidence, or economic slowdowns or recessions, could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. In addition, public concern among consumers regarding the risk of contracting COVID-19 may also reduce demand for our products.

●	The closures of, and restrictions on, on-premise retailers and other establishments that sell our products as a result of new COVID-19 variants could adversely impact our sales and results of operations.

●	Our advertising, marketing, promotional, sponsorship and endorsement activities have been, and will continue to be, disrupted by reduced opportunities for such activities due to measures taken to limit the spread of new COVID-19 variants and cancellations of/or reduced capacity at sporting events, concerts and other events could result in decreased demand for our products. Our product sampling programs, which are part of our strategy to develop brand awareness, have been, and could be, disrupted by new COVID-19 variants. If we are unable to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic, our sales, market share, volume growth and overall financial results could be negatively affected.

●	Our innovation activities, including our ability to introduce new products in certain markets, have been delayed and/or adversely impacted by the COVID-19 pandemic. If such innovation activities are disrupted, delay the launch of new products and/or we are unable to secure sufficient distribution levels for such new products, our business and results of operations could be adversely affected.

●	Some of our suppliers, distributors and co-packers may experience plant closures, production slowdowns and disruptions in operations as a result of the impact of new COVID-19 variants. This could result in a disruption to our operations.

●	We may experience delays in receiving certain raw materials as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of, or congestion at ports, reduced availability of commercial transportation, border restrictions and capacity constraints.

●	Due to increased demand in at-home consumption, the beverage category has experienced some shortages of aluminum cans. However, we have been able to secure adequate supply and have not experienced significant adverse effects on our business, operations and financial condition from such shortage, however we are unable to accurately predict how this might change in the future.

●	Governmental authorities at the U.S. federal, state and/or municipal level and in certain foreign jurisdictions may increase or impose new income taxes, indirect taxes or other taxes or revise interpretations of existing tax rules and regulations as a means of financing the costs of stimulus or may take other measures to protect populations and economies from the impact of the COVID-19 pandemic. Increases in direct and indirect tax rates could affect our net income and increases in consumer taxes could affect our products’ affordability and reduce our sales.

●	We may be required to record significant impairment charges with respect to goodwill or intangible assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic or new COVID-19 variants in the future.

●	The continued financial impact of new COVID-19 variants may cause one or more of the financial institutions we do business with to fail or default in their obligations to us or to become insolvent or file for bankruptcy, which could cause us to incur significant losses and negatively impact our results of operations and financial condition.

●	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in negative publicity and the Company becoming a party to litigation claims and/or legal proceedings, which could consume significant financial and managerial resources, result in decreased demand for our products and injury to our reputation.

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

Our sales are affected by seasonality.

As is typical in the “alternative” beverage category, our sales are seasonal, albeit with our recent significant growth, we have seen ongoing quarter over quarter growth regardless of the season. Our highest sales volumes generally occur in the second and third quarters, which correspond to the warmer months of the year in our major markets. Consumer demand for our products is also affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our products and could have an adverse effect on our results of operations.

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

As described in Part II, Item 9A — Controls and Procedures, management identified material weaknesses in the Company’s internal control over financial reporting in 2021 and 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is in the process of remediating the material weaknesses. If the Company’s remediation efforts are insufficient or if additional material weaknesses in internal control over financial reporting are discovered or occur in the future, the Company’s consolidated financial statements may contain material misstatements and it could be required to revise or restate its financial results, which could materially and adversely affect the Company’s business, results of operations and financial condition, restrict its ability to access the capital markets, require it to expend significant resources to correct the material weakness, subject it to fines, penalties or judgments, harm its reputation or otherwise cause a decline in investor confidence.

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

Market prices for our common stock may also be influenced by a number of other factors, including:

●	the issuance of new equity securities pursuant to a public or private offering;

●	changes in interest rates;

●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	variations in quarterly operating results;

●	change in financial estimates by securities analysts;

●	the depth and liquidity of the market for our common stock;

●	investor perceptions of CELSIUS® and the functional energy drink and supplement industries generally; and

●	general economic and other national conditions.

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

Executive Summary/Items Affecting Reported Results

The COVID-19 pandemic has presented and continues to present a substantial public health and economic challenge around the world and is affecting our communities and business operations, as well as the global economy and financial markets. The human and economic consequences of the COVID-19 pandemic as well as the measures taken or that may be taken in the future by governments, businesses (including the Company and our suppliers, distributors, co-packers and other service providers) and the public at large to limit new variants could directly and indirectly impact our business and results of operations. See “Part I. Item 1A - Risk Factors.” In spite of the global pandemic, we have worked together with our employees, distributors, co-packers and suppliers around the world to deliver another record year in net sales.

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

Distribution and Supply Chain

In 2022 and 2021, the Company, as well as the international beverage sector, experienced a number of supply chain challenges which adversely impacted our operations in the form of longer transportation lead times as well as increased ingredient and other input costs, including aluminum, shipping and freight, labor, co-packing fees, and secondary packaging materials, which resulted in increased costs of revenues and increased operating costs. The Company has successfully managed through these challenges, none of which, have impacted the Company’s ability to expand its footprint across the U.S.

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

The total increase in revenue from 2021 to 2022 was largely attributable to increases in sales volume, as opposed to increases in product pricing. The primary factors behind the increase in North America’s sales volume were related to continued strong triple-digit growth in traditional distribution channels, combined with an increase in and optimization of our products’ presence in world class retailers. Additionally, the continued expansion of our DSD network and our transition to the Pepsi distribution network in the fourth quarter, resulted in significant growth of our distributor revenues when compared to the prior year period.

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

We believe that cash available from operations, including our cash resources, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable and other assets, purchases of capital assets, and equipment, for the next twelve (12) months, with respect to our current operating plan. Please refer to “Risk Factors” in Part 1, item 1A, for these and other factors that may have a material effect on our operations. Our primary sources of cash included cash from operations, and proceeds from the issuance of Series A convertible preferred shares. These sources of cash are available to fund cash outflows that have both a short and long-term component.

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

Goodwill and Intangible Assets Valuation

We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at least annually or when an interim triggering event occurs that would indicate impairment may have taken place. We evaluate our other definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Judgments and assumptions are required in such impairment evaluations. During the third quarter of 2022, we entered into a long term distribution agreement with Pepsi. The addition of the Pepsi distribution network has shifted the Company’s focus to the US market and as a consequence it was determined that impairment indicators for the Func Foods brands indefinite intangible asset were present. The Company no longer anticipates focusing on the expansion of Func Food branded products and the Company plans to focus on Celsius branded products. As a result of the strategic shift, which the Company considered a triggering event, the Company quantitatively tested the Func Foods brand name for impairment utilizing the relief from royalty method to determine fair value. As a result of the quantitative assessment, the Company recorded an impairment charge of $2.5 million which is presented within General and Administrative expenses on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Our annual impairment evaluation of goodwill involves qualitative aspects, including comparing our single reporting unit’s fair value to its respective carrying value. Some of the qualitative aspects evaluated included macro-economic conditions, industry and market considerations, cost factors regarding our raw materials and operations and overall financial performance of our business.

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

(3)	Exhibits.

Item 16. Form 10-K Summary

None

3.1	Articles of Incorporation of Celsius Holdings, Inc., as amended . (Previously filed as Exhibit 3.1 to the Company’s Form 10-Q dated August 9, 2022 and incorporated herein by reference)

3.2	Celsius Holdings, Inc. Certificate of Designation of Series A Convertible Preferred Stock. (Previously filed as Exhibit 3.1 to the Company’s Form 8-K dated August 3, 2022 and incorporated herein by reference)

3.3	Amended and Restated Bylaws, as amended. (Previously filed as Exhibit 3.2 to the Company’s Form 10-Q dated August 9, 2022 and incorporated herein by reference)

10.1+	Amended 2006 Incentive Stock Plan. (Previously filed as an Exhibit to the Company’s Registration Statement on Form 10 and incorporated herein by reference, Management compensation plan or arrangement)

10.2+	2015 Incentive Stock Plan. (Previously filed as an Exhibit to the Company’s Registration Statement on Form 10 and incorporated herein by reference)

10.3+	Employment Agreement between the Company and John Fieldly dated August 1, 2020. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 4, 2020 and incorporated herein by reference)

10.4+	Employment Agreement between the Company and Jarrod Langhans, effective April 18, 2022. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 18, 2022 and incorporated herein by reference)

10.5	Securities Purchase Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc. (Previously filed as Exhibit 10.1 to the Company’s Form 10-Q dated August 9, 2022 and incorporated herein by reference)

10.6	Form of Lock-Up Agreement. (Previously filed as Exhibit 10.2 to the Company’s Form 10-Q dated August 9, 2022 and incorporated herein by reference)

10.7	Registration Rights Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc. (Previously filed as Exhibit 10.3 to the Company’s Form 10-Q dated August 9, 2022 and incorporated herein by reference)

10.8	Distribution Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc. (Previously filed as Exhibit 10.4 to the Company’s Form 10-Q dated August 9, 2022 and incorporated herein by reference)

10.9	Channel Transition Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc. (Previously filed as Exhibit 10.5 to the Company’s Form 10-Q dated August 9, 2022 and incorporated herein by reference)

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Assurance Dimensions, Inc

31.1*	Section 302 Certification by Chief Executive Officer

31.2*	Section 302 Certification by Chief Financial Officer

32.1*	Section 906 Certification by Chief Executive Officer

32.2*	Section 906 Certification by Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachment)

*	Filed herewith.
+	A management contract or compensatory plan or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 18, 2023	CELSIUS HOLDINGS, INC.

	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal executive officer)

By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ John Fieldly	President, Chief Executive Officer and Director	April 18, 2023
John Fieldly	(Principal executive officer)

/s/ Jarrod Langhans	Chief Financial Officer	April 18, 2023
Jarrod Langhans	(Principal financial and accounting officer)

/s/ Cheryl S. Miller	Director	April 18, 2023
Cheryl S. Miller

/s/ Hal Kravitz	Director	April 18, 2023
Hal Kravitz

/s/ Joyce Russell	Director	April 18, 2023
Joyce Russell

/s/ Damon DeSantis	Director	April 18, 2023
Damon DeSantis

/s/ Nicholas Castaldo	Director	April 18, 2023
Nicholas Castaldo

/s/ Caroline Levy	Director	April 18, 2023
Caroline Levy

/s/ Alexandre Ruberti	Director	April 18, 2023
Alexandre Ruberti

/s/ James Lee	Director	April 18, 2023
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

How We Addressed the Matter in Our Audit

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

/s/ Assurance Dimensions

We have served as the Company’s auditor from 2017 to 2021

Margate, Florida March 10, 2021

Celsius Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except par values)

	December 31, 2022	December 31, 2021
ASSETS

Current assets:
Cash and cash equivalents	$614,159	$16,255
Restricted cash	38,768	-
Accounts receivable-net	63,311	38,741
Note receivable-current	2,979	2,588
Inventories-net	173,289	191,222
Prepaid expenses and other current assets	11,341	13,555
Deferred other costs-current	14,124	-
Total current assets	$917,971	$262,361

Note receivable	3,574	7,117
Property and equipment-net	10,185	3,180
Deferred tax asset	501	9,019
Right of use assets-operating leases	972	1,128
Right of use assets-finance leases	208	86
Other long-term assets	263	299
Deferred other costs-non-current	262,462	-
Intangibles	12,254	16,301
Goodwill	13,679	14,527
Total Assets	$1,222,069	$314,018

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$107,340	$72,442
Accrued distributor termination fees	3,986	-
Accrued promotional allowance	35,977	19,037
Lease liability obligation-operating leases	661	512
Lease liability obligation-finance leases	70	157
Deferred revenue-current	9,675	-
Other current liabilities	3,586	976
Total current liabilities	161,295	93,124

Long-term liabilities:
Lease liability obligation-operating leases	326	658
Lease liability obligation-finance leases	162	45
Deferred tax liability	15,919	3,146
Deferred revenue-non-current	179,788	-
Total Liabilities	357,490	96,973

Commitment and contingencies (Note 19)

Mezzanine Equity:
Series A convertible preferred shares, $0.001 par value, 5% cumulative dividends; 1,467 and 0 shares issued and outstanding at December 31, 2022 and December 31,2021, respectively, aggregate liquidation preference of $550,000 and $0 as of December 31, 2022 and December 31, 2021, respectively	824,488	-

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000 shares authorized, 76,382 and 74,909 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	76	75
Additional paid-in capital	280,668	267,846
Accumulated other comprehensive (loss) income	(1,881)	614
Accumulated deficit	(238,772)	(51,490)
Total Stockholders’ Equity	40,091	217,045
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$1,222,069	$314,018

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except per share amounts)

	For the years ended December 31,
	2022	2021	2020
Revenue	$653,604	$314,272	$130,726
Cost of revenue	382,735	186,103	69,752
Gross profit	270,869	128,169	60,974

Selling and marketing expenses	352,767	74,739	34,875
General and administrative expenses	75,903	57,520	18,187
Total operating expense	428,670	132,259	53,062

(Loss) income from operations	(157,801)	(4,090)	7,912

Other Income/(Expense):
Interest income on note receivable	237	315	356
Interest income (expense), net	5,292	(8)	(66)
Interest expense on bonds	-	-	(432)
Amortization of discount on bonds payable	-	-	(576)
Gain on lease cancellations	-	-	152
Foreign exchange (loss) gain	(392)	(276)	1,376
European deferred tax	-	-	(82)
Total other income	5,137	31	728

Net (loss) income before income taxes	(152,664)	(4,059)	8,640

Income tax (expense) benefit	(34,618)	7,996	(116)

Net (loss) income	$(187,282)	$3,937	$8,524

Less: dividends on Series A convertible preferred shares	$(11,526)	$-	$-
Net (loss) income attributed to common stockholders	$(198,808)	$3,937	$8,524

Other comprehensive income:
Foreign currency translation (loss) gain	(2,495)	817	551
Comprehensive (loss) income	$(201,303)	$4,754	$9,075

(Loss) income per share:
Basic	$(2.63)	$0.05	$0.12
Dilutive	$(2.63)	$0.05	$0.11
Weighted average shares outstanding:
Basic	75,649	73,781	70,195
Dilutive	75,649	77,689	74,444

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity

(in thousands)

	Stockholders’ Equity						Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated Other- Comprehensive	Accumulated	Total Stockholders’	Preferred
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Shares	Amount
Balance at December 31, 2019	68,941	$69	$127,553	$(754)	$(63,409)	$63,459	$-	$-

Issuance of common stock from private placement	1,438	1	21,891	-	-	21,892	-	-
Share-based expense	-	-	6,340	-	-	6,340	-	-
Issuance of common stock pursuant to exercise of stock options - Cashless	568	1	(1)	-	-	-	-	-
Issuance of common stock pursuant to exercise of stock options - Cash	1,316	1	4,125	-	-	4,126	-	-
Cash paid for taxes on restricted stock awards	-	-	(115)	-	(542)	(657)	-	-
Foreign currency translation	-	-	-	551	-	551	-	-
Short swing payment	-	-	91	-	-	91	-	-
Net income	-	-	-	-	8,524	8,524	-	-
Balance at December 31, 2020	72,263	72	$159,884	$(203)	$(55,427)	$104,326	-	$-

Issuance of common stock	1,134	1	67,768	-	-	67,769	-	-
Share-based expense	-	-	36,475	-	-	36,475	-	-
Issuance of common stock pursuant to exercise of stock options - Cashless	540	1	-	-	-	1	-	-
Issuance of common stock pursuant to exercise of stock options - Cash	972	1	3,719	-	-	3,720	-	-
Foreign currency translation	-	-	-	817	-	817	-	-
Net income	-	-	-	-	3,937	3,937	-	-
Balance at December 31, 2021	74,909	75	267,846	614	(51,490)	217,045	-	-

Share-based expense	-	-	20,665	-	-	20,665	-	-
Issuance of common stock pursuant to exercise of stock options - Cashless	448	-	-	-	-	-	-	-
Issuance of common stock pursuant to exercise of stock options - Cash	1,025	1	3,683	-	-	3,684	-	-
Issuance of Series A convertible preferred shares - net of issuance costs	-	-	-	-	-	-	1,467	824,488
Dividends paid to Series A convertible preferred shares	-	-	(11,526)		-	(11,526)	-
Foreign currency translation	-	-	-	(2,495)	-	(2,495)	-	-
Net loss	-	-	-	-	(187,282)	(187,282)	-	-
Balance at December 31, 2022	76,382	76	280,668	(1,881)	(238,772)	40,091	1,467	824,488

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(187,282)	$3,937	$8,524
Adjustments to reconcile net (loss) income to net cash (used in)/provided by operating activities:
Depreciation	1,362	550	127
Amortization	555	714	1,484
Impairment of intangible assets	2,379	-	-
Bad debt expense	2,352	1,494	257
Amortization of deferred other costs	5,885	-	-
Inventory excess and obsolescence	6,131	2,355	748
Share-based payment expense	20,665	36,475	6,340
Deferred income taxes	20,244	(9,201)	-
Foreign exchange loss (gain)	483	880	(323)
Gain on lease cancellations	-	(28)	(152)
Changes in operating assets and liabilities:
Accounts receivable-net	(26,369)	(25,249)	(7,469)
Inventory-net	11,802	(175,174)	(3,859)
Prepaid expenses and other current assets	2,214	1,072	(10,457)
Accounts payable and accrued expenses	34,908	51,807	4,743
Accrued promotional allowance	16,940	13,379	3,377
Accrued distributor termination fees	3,986	-	-
Other assets	37	-	-
Other current liabilities	2,610	374	(96)
Change in right of use and lease obligation-net	(183)	29	151
Deferred revenue	189,463	-	-
Net cash provided by (used in) operating activities	108,182	(96,586)	3,395

Cash flows from investing activities:
Proceeds from note receivable	2,592	1,886	1,331
Purchase of property and equipment	(8,264)	(3,150)	(574)
Net cash (used in) provided by in investing activities	(5,672)	(1,264)	757

Cash flows from financing activities:
Payments on bonds payable	-	-	(9,602)
Principal payments on finance lease obligations	(63)	(94)	(280)
Proceeds from exercise of stock options	3,683	3,720	4,127
Cash paid on taxes on restricted stock awards	-	-	(657)
Proceeds from issuance of Series A preferred shares, net of issuance costs	542,018	-	-
Dividends paid on preferred shares	(11,526)	-	-
Net proceeds from collection of section 16b short swing profit	-	-	91
Net proceeds from sale of common stock	-	67,769	21,892
Net cash provided by financing activities	534,112	71,395	15,571

Effect on exchange rate changes on cash and cash equivalents	50	(538)	434
Net increase (decrease) in cash, cash equivalents and restricted cash	636,672	(26,993)	20,157
Cash, cash equivalents and restricted cash at beginning of the period	16,255	43,248	23,091

Cash, cash equivalents and restricted cash at end of the period	$652,927	$16,255	$43,248

Supplemental disclosures:
Cash paid during period for:
Taxes	$14,335	$-	$-
Interest	$-	$7	$448
European Acquisition Adjustment:
Goodwill	$-	$-	$396
Other liabilities	$-	$-	$(396)

The accompanying notes are an integral part of these consolidated financial statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Business — Celsius Holdings, Inc. (the “Company” or “Celsius Holdings”) was incorporated under the laws of the State of Nevada on April 26, 2005. On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Elite FX, Inc., a Florida corporation. Under the terms of the Merger Agreement, Elite FX, Inc. was merged into the Company’s subsidiary, Celsius, Inc. and became a wholly-owned subsidiary of the Company on January 26, 2007. In addition, on March 28, 2007 the Company established Celsius Netshipments, Inc. a Florida corporation as a subsidiary of the Company.

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

On August 1, 2022 (“Effective Date”), the Company and PepsiCo Inc. (“Pepsi”), entered into multiple agreements, including a Securities Purchase Agreement (“Purchase Agreement”), Lock-Up Agreements, Registration Rights Agreement, a distribution agreement (“Distribution Agreement”), and a Channel Transition Agreement (“Transition Agreement”). The Securities Purchase Agreement, Lock-Up Agreements and Registration Rights Agreement pertain to the Company’s issuance of 1,466,666 shares of Series A Convertible Preferred Stock (“Series A” or “Series A Preferred Stock”) in exchange for cash proceeds of $550 million, excluding transaction costs. The Transition Agreement specifies payments to be made by Pepsi to Celsius for transitioning certain existing distribution rights to Pepsi. The Distribution Agreement resulted in Pepsi becoming the Company’s primary distribution supplier for the Company’s products in the United States. See Note 13. Related Party Transactions and Note 14. Mezzanine Equity for more information.

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

Significant Estimates — The preparation of consolidated financial statements and accompanying disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. Significant estimates include the allowance for doubtful accounts, allowance for inventory obsolescence and sales returns, preferred share valuation, the useful lives of property and equipment, impairment of goodwill and intangibles, deferred tax asset valuation allowance, promotional allowance, and valuation of stock-based compensation. Additionally, the business and economic uncertainty resulting from the novel coronavirus (COVID-19) pandemic has made such estimates and assumptions more difficult to calculate. Accordingly, actual results and outcomes could differ from those estimates.

Segment Reporting — Operating segments are defined as components of an enterprise that engage in business activities, have discrete financial information, and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to make decisions about allocating resources and to assess performance. Even though the Company has operations in several geographies, it operates as a single enterprise. The Company’s operations and strategies are centrally designed and executed given that our geographical components are very similar. Our CODM, the CEO, reviews operating results primarily from a consolidated perspective, and makes decisions and allocates resources based on that review. The reason the Company’s CODM focuses on consolidated results in making decisions and allocating resources is because of the significant economic interdependencies between the Company’s geographical operations and the Company’s U.S. entity.

Concentrations of Risk — Substantially all of the Company’s revenue derives from the sale of Celsius ® functional energy drinks and liquid supplements.

Pepsi and the Company signed a distribution agreement on August 1, 2022, resulting in Pepsi acting as the Company’s preferred distributor performing the direct store delivery for a majority of the Company’s U.S. operations.

Revenue of our customers accounting for more than 10%, for the years ended December 31, 2022, 2021 and 2020, are as follows:

	2022	2021	2020
Pepsi	22.2%	-	-
Costco	16.7%	12.7%	2.9%
Amazon	8.8%	10.1%	15.1%
All other	52.3%	77.2%	82.0%
Total	100.0%	100.0%	100.0%

Accounts receivable of our customers accounting for more than 10%, for the years ended December 31, 2022, and 2021, are as follows:

	2022	2021
Pepsi	47.6%	-
Amazon	11.8%	22.7%
Publix	1.4%	10.3%
All other	39.2%	67.0%
Total	100.0%	100.0%

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

Long-lived Asset Geographic Data

The following table contains long-lived asset information which includes property and equipment and lease right of use assets and excludes goodwill and intangibles, where individual countries represent a material portion of the total:

	December 31,	December 31,
	2022	2021
United States	$9,750	$3,043
Sweden	1,251	1,050
Finland	363	301
Other	1	-
Long-lived assets related to foreign operations	1,615	1,351
Total long-lived assets-net	$11,365	$4,394

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

Intangible assets— Intangible assets are comprised of customer relationships and brands acquired in a business combination. The Company amortizes intangible assets with a definitive life over their respective useful lives. The addition of the Pepsi distribution network has shifted the Company’s focus to the US market and as a consequence it was determined that impairment indicators for the Func Foods brands indefinite intangible asset were present. The Company no longer anticipates focusing on the expansion of Func Food branded products and the Company plans to focus on Celsius branded products. As a result of the strategic shift, which the Company considered a triggering event, the Company quantitatively tested the Func Foods brand name for impairment utilizing the relief from royalty method to determine fair value as of September 30, 2022. As a result of the quantitative assessment, the Company recorded an impairment charge of $2.5 million during the year ended December 31, 2022 which is presented within General and Administrative expenses on the Consolidated Statements of Operations.

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

Accrued Distributor Termination Fees — Termination charges related to certain of the Company’s prior distributors are included in selling and marketing expenses upon termination. The Company recognized distributor termination expenses of approximately $193.8 million, $0.6 million, and $0.2 million for the year ended December 31, 2022, 2021, and 2020, respectively. The Company also has a balance of $4.0 million in accrued distributor termination fees related to distributors terminated as a result of the Pepsi agreement as well as payment due back to Pepsi in the amount of $34.8 million as the projected payments to the prior distributors was less than the payment received from Pepsi, which are located within accounts payable and accrued expenses, on the Company’s consolidated balance sheets.

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

Foreign Currency Gain/Losses — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The foreign subsidiaries perform re-measurements of their assets and liabilities denominated in non-functional currencies on a periodic basis and the gain or losses from these adjustments are included in the consolidated statement of operations and comprehensive (loss) income as foreign exchange gains or losses. For the year ended December 31, 2022 exchange losses have amounted to approximately $0.4 million while during the years ended December 31, 2021 and 2020, the Company recognized a foreign currency loss and gain of approximately $0.3 million and $1.4 million, respectively, mainly related to fluctuations in exchange rates. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Other Comprehensive Income. The Company incurred foreign currency translation net loss during the year ended December 31, 2022 of approximately $2.5 million and a net gain of approximately $0.8 million and $0.6 million during the year ended December 31, 2021 and 2020. The Company’s operations in different countries required that it transacts in the following currencies:

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

Earnings per Share — The Company computes earnings per share in accordance with ASC Topic 260 Earnings per Share (“ASC 260”), which requires earnings per share (“EPS”) for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method. The two-class method is an allocation of earnings (distributed and undistributed) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common stockholders and other security holders based on their respective participation rights in undistributed earnings.

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

Share-Based Payments — The Company follows the provisions of ASC Topic 718 Compensation — Stock Compensation and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan”). This 2015 Plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock. The 2015 Plan permits the grant of options and other share-based awards for up to 5.0 million shares. Provisions have been made to permit the grant of options and other share-based awards for up to 5.0 million shares.

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

	For the years ended December 31,
	2022	2021	2020
Net (loss) income attributed to common stockholders
Net (loss) income	$(187,282)	$3,937	$8,524
Less: dividends paid to Series A convertible preferred stockholders	(11,526)	-	-
Net (loss) income attributed to common stockholders	$(198,808)	$3,937	$8,524
Net (loss) income per common share:
Basic	$(2.63)	$0.05	$0.12
Dilutive	$(2.63)	$0.05	$0.11
Weighted average common stock outstanding:
Basic	75,649	73,781	70,195
Dilutive	75,649	77,689	74,444

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

Billbacks (variable consideration) recorded as a reduction to net sales, primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following:

●	discounts granted off list prices to support price promotions to end-consumers by retailers;

●	reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products;

●	the Company’s agreed share of fees given to distributors and/or directly to retailers for advertising, in-store marketing and promotional activities;

●	the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers;

●	incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined volume goals;

●	discounted products;

●	contractual fees given to the Company’s distributors related to sales made directly by the Company to certain customers that fall within the distributors’ sales territories; and

●	contractual fees given to distributors for items sold below defined pricing targets.

For the years ended December 31, 2022, 2021, and 2020, promotional allowance included as a reduction of revenue were $158.5 million, $64.2 million, and $28.7 million, respectively.

Information about the Company’s net sales by geographical location for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
North America	$617,457	$273,005	$95,480
Europe	31,054	38,097	33,727
Asia	3,647	2,538	1,093
Other	1,446	632	426
Net sales	$653,604	$314,272	$130,726

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

The Company evaluated the Security Purchase Agreement, Transition Agreement, Distribution Agreement, and other agreements executed with Pepsi on August 1, 2022, as one combined contract since the agreements were executed on the same day, with the same counterparty, in contemplation of one another and contractual terms are defined and referenced across the agreements. These agreements will be referred to as the “Pepsi Arrangement” herein. Management concluded the Pepsi Arrangement was partially in the scope of ASC 606 Revenue from Contracts with Customers (“ASC 606”) and partially in the scopes of ASC 505, Equity (“ASC 505”) and ASC 480, Distinguishing liabilities from equity (“ASC 480”). The Company first applied the measurement and classification criteria in ASC 505 and ASC 480 with respect to the Company’s issuance of 1,446,666 shares of Series A Convertible Preferred Stock, as the substance of the issuance of the Series A Convertible Preferred Stock was determined to be a financing transaction. See Note 14. Mezzanine Equity for the Company’s accounting conclusions with respect to the issuance of the Series A Convertible Preferred Stock.

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

The $282.5 million excess fair value over issuance proceeds of the Series A Convertible Preferred Stock represents an implicit payment made to a customer. The Company concluded that this implicit payment meets the definition of an asset, and has been recorded as a Deferred Other Cost current and non-current, in the Company’s consolidated balance sheets. The Company will amortize the asset balance as contra-revenues ratably over a twenty-year period consistent with the term of the Distribution Agreement. The Company recognized contra-revenues of $5.9 million in the consolidated statement of operations and comprehensive (loss) income in the year ended December 31, 2022 related to the upfront payment included in Deferred Other Cost current and non-current. The Company will assess the Deferred Other Cost asset for impairment at each reporting period.

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

As evidence of solvency for the Note, a stock certificate in Celsius Holding’s Inc. which amounts to 30.0 thousand of shares owned by an affiliate under common control of Qifeng is being held at a brokerage account. A letter of guarantee was executed with several restrictions regarding their shares. In particular, it was agreed that the stock would not be sold or transferred without the prior written consent from Celsius. There are other restrictions and agreements, which include that a statement of account will be provided to Celsius on a quarterly basis to confirm and validate the existence of the remaining shares. The shares serve as one component of management’s consideration when evaluating impairment indicators.

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

The future annual minimum lease payments required under the Company’s leases as of December 31, 2022 are as follows:

	Operating	Finance
Future minimum lease payments	Leases	Leases	Total
2023	$698	$76	$774
2024	328	39	367
2025	7	67	74
2026	-	64	64
Total future minimum lease payments	1,033	246	1,279
Less: Amount representing interest	(46)	(14)	(60)
Present value of lease liabilities	987	232	1,219
Less: current portion	(661)	(70)	(731)
Long-term portion	$326	$162	$488

9.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	Estimated Useful	December 31,	December 31,
	Life in Years	2022	2021
Merchandising equipment - coolers	5-7	$9,885	$3,052
Office equipment	3-7	1,124	891
Vehicles	5	1,257	304
Less: accumulated depreciation		(2,081)	(1,067)
Total		$10,185	$3,180

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

Intangible assets consist of acquired customer relationships and brands from the Func Food acquisition. The gross carrying amount and accumulated amortization of intangible assets were as follows as of December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021
Definite-lived intangible assets
Customer relationships	$13,418	$14,248
Less: accumulated amortization	(1,610)	(1,140)
Definite-lived intangible assets, net	$11,808	$13,108

Indefinite-lived intangible assets
Brands	$2,984	$3,193
Less: Impairment	(2,538)	-
Indefinite-lived intangible assets, net	$446	$3,193
Total Intangibles	$12,254	$16,301

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

Other fluctuations in the amounts of intangible assets are due to currency translation adjustments.

The following is the future estimated amortization expense related to customer relationships as of December 31, 2022:

Years ending December 31,
2023	$537
2024	537
2025	537
2026	537
2027	537
Thereafter	9,123
Total	$11,808

11.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31,	December 31,
	2022	2021
Accounts payable	$36,248	$35,820
Due to Pepsi	34,807	-
Accrued freight	8,532	15,872
Accrued expenses	19,081	15,311
Unbilled purchases	8,672	5,439
Total	$107,340	$72,442

12.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at:

	December 31,	December 31,
	2022	2021
Short-term
VAT payable	$198	$-
State Beverage Container Deposit	3,388	976
Total	$3,586	$976

13.	RELATED PARTY TRANSACTIONS

Transactions with PepsiCo, Inc.

As further described in Note 14 Mezzanine Equity, on August 1, 2022, the Company issued 1,466,666 shares of non-voting Series A Convertible Preferred stock (“Series A”) to Pepsi. On an as-converted basis the Series A held by Pepsi accounts for approximately 8.5% of the Company’s outstanding Common Stock, both on the date of issuance and as of December 31, 2022. Also, as discussed Note 14, the Securities Purchase Agreement entered into on August 1, 2022 (the “Purchase Agreement”) granted Pepsi the right to designate a nominee for election to the Company’s nine-member board of directors, so long as Pepsi meets certain ownership requirements with respect to the Company’s stock. During the year ended December 31, 2022, a Pepsi executive was nominated by Pepsi and elected to the Company’s board of directors.

Based on Pepsi’s contractual representation rights for a seat on the Company’s Board of Directors, the Company has concluded that Pepsi represents a related party to the Company. As of and for the year ended December 31, 2022, the following transactions were recognized in the Company’s financial statements:

●	Net sales to Pepsi amounted to $142.3 million for the year ended December 31, 2022 and are included in Revenue on the accompanying consolidated statement of operations and comprehensive (loss) income.

●	Accounts receivable due from Pepsi on December 31, 2022, were $31.6 million and are included in Accounts receivable, net on the Company’s consolidated balance sheets.

●	Pepsi paid the Company $227.8 million in cash in 2022 under the Transition Agreement. This amount was restricted and used to pay termination fees owed by the Company to terminated distributors. The Company has recorded deferred revenues of $189.5 million, which is presented net of $4.2 million of revenue recognized at December 31, 2022, and a liability payable due to Pepsi of $34.8 million, representing refund liabilities owed to Pepsi under the Transition Agreement which are included in Accounts payable and accrued expenses on the accompanying consolidated balance sheets as of December 31, 2022. The $34.8 million represents the excess of payments received from Pepsi less amounts paid and expected to be paid to terminated distributors.

●	The issuance of Series A to Pepsi was recorded at fair value, determined to be $832.5 million, on August 1, 2022. Cash proceeds from the issuance of Series A received from Pepsi were $550.0 million. See Note 14 for more information.

●	The Company has recorded a $282.5 million asset as Deferred other costs, representing the excess of the $832.5 million fair value of the Series A Preferred Stock over the issuance proceeds of $550.0 million. Amounts representing the unamortized deferred other costs of $14.1 million and $262.5 million are presented in Deferred other costs-current and Deferred other costs-non-current, respectively, net of $5.9 million of accumulated amortization recognized as an offset to Revenue in the accompanying consolidated statement of operations and comprehensive (loss) income and consolidated balance sheets as of and for the year ended December 31, 2022.

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

Mezzanine Classification

The Series A Convertible Preferred Stock is redeemable in the event of a change in control as defined in the Series A Certificate. S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268 guidance an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A is not mandatorily redeemable, however, a change in control is not solely in control of the Company, accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in our consolidated balance sheets and statement of changes in stockholders’ equity and mezzanine equity, as of and for the year ending December 31, 2022.

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

Company’s Optional Redemption

At any time from and after the earlier of (i) August 1, 2029, if the ten-day volume weighted average price of the Company’s Common Stock (the “Ten-Day VWAP”) does not exceed the conversion price on the date immediately prior to the date the Company delivers a redemption notice to the holders, and (ii) the cancellation of the Distribution Agreement by the Company, if the Ten-Day VWAP does not exceed the Conversion Price on the date immediately prior to the date the Company delivers a redemption notice to the holders, the Company shall have the right to redeem all (and not less than all) of the then-outstanding shares of Series A, at the Redemption Price. In the event of a Company optional redemption, the Company shall affect such redemption by paying the entire Redemption Price on or before the date that is thirty days after the delivery of the Company’s redemption notice and by redeeming all the shares of Series A on such date.

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

In the event of a holder optional redemption, the Redemption Price shall be payable, and the shares of Series A redeemed by the Company, in three equal installments, commencing on August 1, 2029, August 1, 2032, or August 1, 2035, as applicable, and in each case on the fifteenth- and thirtieth-month anniversary thereafter (each a “Redemption Date”). On each Redemption Date for a holder optional redemption, the Company shall redeem, on a pro rata basis in accordance with the number of shares of Series A owned by each holder, that number of outstanding shares of Series A determined by dividing (i) the total number of shares of Series A outstanding immediately prior to such Redemption Date by (ii) the number of remaining Redemption Dates (including the Redemption Date to which such calculation applies). If, on any Redemption Date, Nevada law governing distributions to stockholders or the terms of any indebtedness of the Company to banks and other financial institutions engaged in the business of lending money prevent the Company from redeeming all share of Series A to be redeemed, the Company shall ratably redeem the maximum number of shares that it may redeem consistent with such law, and shall redeem the remaining shares as soon as it may lawfully do so under such law.

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

Automatic Conversion

The Series A will convert automatically into shares of the Company’s Common Stock upon the occurrence of any of the following, each, an “Automatic Conversion Event”:

●	Any date from and after the valid termination of the Distribution Agreement by the Company or Pepsi, if the Ten-Day VWAP immediately preceding such date exceeds the Conversion Price of such share as of such date.

●	Any date from and after August 1, 2028, on which (x) the Company’s products meet a market share requirement during a specified period (as defined in the Distribution Agreement) and (y) the Ten-Day VWAP immediately prior to such date exceeds the Conversion Price of such share as of such date. In the case of an automatic conversion, each share of Series A then outstanding shall be converted into the number of shares of Common Stock equal to the Conversion Ratio of such share in effect as of the automatic conversion date. The occurrence of an Automatic Conversion Event will terminate any right of the holder to receive a redemption at their request even if such request has already been submitted, provided that the Series A shares have not already been redeemed.

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

During the year ended December 31, 2021, the Company issued an aggregate of approximately 1.5 million shares of its common stock pursuant to the exercise of stock options granted under the 2015 Plan and 2006 Incentive Plan (collectively, the “Stock Incentive Plans”). The Company received aggregate proceeds of $3.7 million for approximately 1.0 million options exercised for cash, with the balance of the grants having been exercised on a “cashless” basis.

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

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy at December 31, 2022:

	December 31, 2022
	Level 1	Level 2	Level 3
Mezzanine equity:
Series A convertible preferred shares	$-	$824,488	$-
Indefinite-lived intangible assets:
Brands	-	-	446
Total	$-	$824,488	$446

Other than those noted in previous notes, the Company did not have any other non-recurring assets or liabilities measured at fair value at December 31, 2022 and 2021.

17.	INCOME TAXES

The domestic and foreign components of the Company’s income before provision for income taxes are as follows:

	2022	2021	2020
Domestic	$(151,551)	$(4,176)	$8,111
Foreign	(1,113)	117	529
Income (loss) before provision for income taxes	$(152,664)	$(4,059)	$8,640

The provision (benefit) for income taxes consists of the following:

Current:	2022	2021	2020
Domestic	$10,498	$-	$-
State	2,601	1,523	-
Foreign	-	(38)	116
Current federal, state and local, tax expense	$13,099	$1,485	$116

Deferred	2022	2021	2020
Domestic	$18,558	$(7,142)	$-
State and local	4,034	(1,878)	-
Foreign	(1,073)	(461)	-
Deferred federal, state and local, tax expense	21,519	$(9,481)	$-
Income tax expense (benefit)	34,618	(7,996)	116

The reconciliation of the U.S. federal statutory rate to the Company’s effective rate on income before provision (benefit) for income taxes is as follows:

	2022	2021	2020
U.S. Statutory federal rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(3.9)%	(12.5)%	4.4%
Tax effect of Pepsi valuation premium	(38.9)%
Permanent differences, including stock-based compensation	-	-	6.7%
Stock based compensation	(0.9)%	50.5%	-
Change in valuation allowance	0.4%	219.8%	(29.8)%
Change in deferred balances	-	(80.6)%	-
Other	(0.4)%	(0.9)%	-
Effective tax rate	(22.7)%	197.2%	2.3%

The Tax Cuts and Jobs Act introduced a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under the base erosion anti-abuse tax “BEAT” regime. For the years ended December 31, 2022, and 2021, the Company did not generate intercompany transactions that met the BEAT threshold but does have to include GILTI relating to the Company’s foreign subsidiaries. The Company elected to account for GILTI as a current period cost.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Net operating loss carryforwards	$4,774	$6,685
Charitable contributions	17	17
Fixed assets	(1,158)	(627)
Pepsi valuation premium	(70,637)
Right of use liability	154	134
Right of use asset	(146)	(122)
Distributor termination fees	46,859	-
Uncertain tax position	-	132
Stock-based compensation	5,236	6,190
Inventory allowance	5,423	800
Intangibles	(2,516)	(3,317)
Total deferred tax (liabilities) assets	(11,994)	9,892
Valuation allowance	(3,424)	(4,019)
Net deferred tax (liabilities) assets	(15,418)	5,873

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

The Company considers the earnings of its foreign entities to be permanently reinvested outside the United States based on estimates that future cash generation will be sufficient to meet future domestic cash needs. Accordingly, deferred taxes have not been recorded for the undistributed earnings of the Company’s foreign subsidiaries. All other outside basis differences not related to earnings were impractical to account for at this period of time and are currently considered as being permanent in duration.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2022	2021
Gross unrecognized tax benefit, beginning of period	$1,080	$82
Additions based on tax positions related to the current year	-	-
Additions based on tax positions related to the prior years	-	998
Reductions due to lapse in statute of limitations and settlements	(378)	-
Gross unrecognized tax benefit, end of period	$702	$1,080

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. To the extent these unrecognized tax benefits are ultimately recognized, approximately $0.7 million will impact the Company’s effective tax rate in future periods. Interest and penalties associated with income tax matters are included in the provision for income taxes. As of December 31, 2022, the Company had uncertain tax positions of approximately $0.8 million, inclusive of $0.1 million of interest and penalties.

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

Stock Options

The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. The maximum contractual term of the Company’s stock options is 10 years. The Company recognizes forfeitures as they occur. There are options to purchase approximately 1.9 million shares that have vested as of December 31, 2022 and 2021.

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

The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Years ended December 31,
	2022(1)	2021	2020
Expected volatility	NA	69.2 - 81.1%	69.2 - 81.1%
Expected term	NA	4.5 - 5.0 Years	4.8 - 5.0 Years
Risk-free interest rate	NA	0.3% - 1.4%	0.2% - 1.4%
Forfeiture Rate	NA	0.0%	0.0%

(1)	No stock options were issued during 2022.

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2022 and 2021 and changes during the periods ended on that date is as follows:

		Weighted Average		Aggregate	Weighted
	Shares	Exercise	Grant Date	Intrinsic Value	Average Remaining
	(000’s)	Price	Fair Value	(000’s)	Term (Yrs)
Options
At December 31, 2020	5,198	$4.23		$240,866	6.89
Granted	305	42.37	$30.32
Exercised	(1,460)	3.85	80.58	84,371
Forfeiture and cancelled	(443)	5.01
At December 31, 2021	3,600	$7.47		$241,515	6.37
Granted	-	-
Exercised	(1,273)	$3.67	$80.70	$102,283
Forfeiture and cancelled	(61)	5.46
At December 31, 2022	2,266	$9.66		$213,914	5.43
Exercisable at December 31, 2022	1,928	$6.41		$188,261	5.05

The following table summarizes information about employee stock options outstanding at December 31, 2022:

	Outstanding Options			Vested Options
Range of Exercise Price	Number Outstanding at December 31, 2022 (000’s)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2022 (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.34 - $1.05	30	1.44	$0.58	30	$0.58	1.44
$1.97 - $2.95	5	3.01	1.97	5	1.97	3.01
$3.23 - $4.85	1,465	5.38	3.81	1,412	3.80	5.34
$5.59 - $8.38	389	3.51	5.70	331	5.72	2.88
$14.53 - $21.79	61	7.58	14.53	40	14.53	7.58
$21.80 - $32.70	16	7.83	21.80	10	21.80	7.83
$42.64 - $63.96	300	8.01	42.67	100	42.67	8.01
Outstanding options	2,266	5.43	$9.66	1,928	$6.41	5.05

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

	For the twelve months ended
	December 31, 2022		December 31, 2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	0.3	$14.72	66.2	$28.11
Transfers to restricted stock units	-	-	(45.9)	34.02
Granted	-	-	-	-
Vested	-	-	(18.9)	14.79
Forfeited and cancelled	(0.3)	14.72	(1.1)	14.72
Unvested at end of period	-	$-	0.3	$14.72

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

	For the twelve months ended
	December 31, 2022		December 31, 2021
	Shares (000’s)	Weighted Average Grant Date Fair Value	Shares (000’s)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	566	$52.66	-	$-
Transfers to restricted stock awards	-	-	46	34.02
Granted	248	74.14	574	54.40
Vested	(205)	54.17	(19)	64.58
Forfeited and cancelled	(70)	61.99	(35)	50.46
Unvested at end of period	539	$60.73	566	$52.66

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

A summary of the Company’s PSU activity for the years ended December 31, 2022 and 2021 is presented in the following table:

	For the twelve months ended
	December 31, 2022		December 31, 2021
	Shares (000’s)	Weighted Average Grant Date Fair Value	Shares (000’s)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	15	$64.65	-	$-
Granted	76	98.28	15	64.65
Vested	(15)	98.28	-	-
Forfeited and cancelled	-	-	-	-
Unvested at end of period	76	$91.48	15	$64.65

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

On March 16, 2022, Christian McCallion filed a class action lawsuit against the Company in the United States District Court for the Southern District of Florida. Plaintiff McCallion asserts that because of the Company’s delay in filing its Annual Report on Form 10-K for the year ended December 31, 2021, there was a decline in the market value of the Company’s securities and as a result, class members suffered significant losses and damages. On June 6, 2022 Judge Middlebrooks appointed a lead class plaintiff and the Company filed its Motion to Dismiss on August 5, 2022. As the Company has previously disclosed in its periodic reports filed with the SEC, prior to filing an application for an automatic fifteen (15) day extension of the original filing date, the Company experienced staffing limitations, unanticipated delays and identified material errors in previous filings. The Company does not believe it has committed any federal securities violations or made false and/or misleading statements and/or material omissions as alleged in the complaint. The Company intends to contest the claims vigorously on the merits.

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

On May 4, 2021, Plaintiffs Strong Arm Productions USA, Inc., Tramar Dillard p/k/a Flo Rida, and D3M Licensing Group, LLC filed a lawsuit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiffs asserted that the Company breached two endorsement and licensing agreements that were entered into between Plaintiffs and the Company in 2014 and 2016. Plaintiffs alleged the Company had reached certain revenue and sales benchmarks set forth in the 2014 agreement that entitled them to receive 750,000 shares of the Company’s stock. In addition, Plaintiffs claimed they were entitled to receive unspecified royalties under the 2016 agreement.

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