Form 10-Q
period 2023-03-31
Celsius Holdings, Inc.
filed 2023-05-09
CIK 1341766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 2, 2023 was 76,789,201 shares.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Celsius Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$595,476	$614,159
Restricted cash	38,105	38,768
Accounts receivable-net	172,032	63,311
Note receivable-current	3,587	2,979
Inventories-net	154,280	173,289
Prepaid expenses and other current assets	15,507	11,341
Deferred other costs-current	14,124	14,124
Total current assets	993,111	917,971

Note receivable	—	3,574
Property and equipment-net	12,054	10,185
Deferred tax asset	482	501
Right of use assets-operating leases	931	972
Right of use assets-finance leases	191	208
Other long-term assets	263	263
Deferred other costs-non-current	258,931	262,462
Intangibles	12,359	12,254
Goodwill	13,949	13,679
Total Assets	$1,292,271	$1,222,069

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$107,112	$107,340
Accrued distributor termination fees	1,063	3,986
Accrued promotional allowance	68,225	35,977
Lease liability obligation-operating leases	605	661
Lease liability obligation-finance leases	69	70
Deferred revenue-current	9,563	9,675
Other current liabilities	5,094	3,586
Total current liabilities	191,731	161,295

Long-term liabilities:
Lease liability obligation-operating leases	336	326
Lease liability obligation-finance leases	156	162
Deferred tax liability	19,250	15,919
Deferred revenue-non-current	175,275	179,788
Total Liabilities	386,748	357,490

Commitment and contingencies (Note 19)

Mezzanine Equity:
Series A convertible preferred shares, $0.001 par value, 5% cumulative dividends; 1,467 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively, aggregate liquidation preference of $550,000 as of March 31, 2023 and December 31, 2022, respectively	824,488	824,488

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000 shares authorized, 76,782 and 76,382 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	77	76
Additional paid-in capital	279,872	280,668
Accumulated other comprehensive loss	(1,287)	(1,881)
Accumulated deficit	(197,627)	(238,772)
Total Stockholders’ Equity	81,035	40,091
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$1,292,271	$1,222,069

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenue	$259,939	$133,388
Cost of revenue	146,121	79,494
Gross profit	113,818	53,894
Selling, general and administrative expenses	68,905	43,778

Income from operations	44,913	10,116

Other Income (Expense):

Interest income on note receivable	45	78
Interest income (expense), net	4,924	(2)
Foreign exchange loss	(118)	(162)
Total other income (expense)	4,851	(86)

Net income before income taxes	49,764	10,030

Income tax expense	(8,537)	(3,351)

Net income	$41,227	$6,679

Less: dividends on Series A convertible preferred shares	$(6,781)	$-
Net income attributable to common stockholders	$34,446	$6,679

Other comprehensive income:
Foreign currency translation gain (loss)	594	(491)
Comprehensive income	$35,040	$6,188

Earnings per share:
Basic	$0.41	$0.09
Dilutive	$0.40	$0.09
Weighted average shares outstanding:
Basic	76,673	75,239
Dilutive	78,759	78,289

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity

(In thousands)

(Unaudited)

	Stockholders' Equity
	Common Stock						Mezzanine Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Preferred Shares	Amount
Balance at December 31, 2022	76,382	$76	$280,668	$(1,881)	$(238,772)	$40,091	$1,467	$824,488
Adoption of accounting standard	—	—	—	—	(82)	(82)	—	—
Share-based expense	—	—	5,507	—	—	5,507	—	—
Issuance of common stock pursuant to exercise of stock options and vested restricted stock units - Cashless	251	1	—	—	—	1	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	149	—	478	—	—	478	—	—
Dividends paid to Series A convertible preferred shares	—	—	(6,781)		—	(6,781)	—
Foreign currency translation	—	—	—	594	—	594	—	—
Net income	—	—	—	—	41,227	41,227	—	—
Balance at March 31, 2023	76,782	$77	$279,872	$(1,287)	$(197,627)	$81,035	1,467	$824,488

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity

(In thousands)

(Unaudited)

	Stockholders' Equity
	Common Stock						Mezzanine Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Preferred Shares	Amount
Balance at December 31, 2021	74,909	$75	$267,847	$614	$(51,490)	$217,046	$—	$—
Share-based expense	—	—	4,310	—	—	4,310	—	—
Issuance of common stock pursuant to exercise of stock options - Cashless	248	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	194	—	810	—	—	810	—	—
Foreign currency translation	—	—	—	(491)	—	(491)	—	—
Net income	—	—	—	—	6,679	6,679	—	—
Balance at March 31, 2022	75,351	$75	$272,967	$123	$(44,811)	$228,354	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$41,227	$6,679
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	404	245
Amortization	145	141
Allowance for credit losses	837	455
Amortization of deferred other costs	3,531	—
Inventory excess and obsolescence	1,672	2,596
Share-based payment expense	5,507	4,310
Deferred income taxes	2,873	2,561
Foreign exchange loss	69	85
Changes in operating assets and liabilities:
Accounts receivable-net	(109,639)	(34,420)
Inventory-net	17,338	4,531
Prepaid expenses and other current assets	(4,166)	3,513
Accounts payable and accrued expenses	182	5,552
Accrued promotional allowance	32,248	12,190
Accrued distributor termination fees	(2,923)	—
Other current liabilities	1,508	765
Change in right of use and lease obligation-net	(15)	(78)
Deferred revenue	(4,625)	—
Other assets	(4)	—
Net cash (used in) provided by operating activities	(13,831)	9,125

Cash flows from investing activities:
Proceeds from note receivable	3,233	—
Purchase of property and equipment	(2,253)	(742)
Net cash provided by (used in) investing activities	980	(742)

Cash flows from financing activities:
Principal payments on finance lease obligations	(11)	(20)
Proceeds from exercise of stock options	478	810
Dividends paid on preferred shares	(6,781)	—
Net cash (used in) provided by financing activities	(6,314)	790
Effect on exchange rate changes on cash and cash equivalents	(181)	104
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,346)	9,277
Cash, cash equivalents and restricted cash at beginning of the period	652,927	16,255

Cash, cash equivalents and restricted cash at end of the period	$633,581	$25,532
Supplemental disclosures:
Cash paid during period for:
Taxes	$408	$—
Interest	$—	$2

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

1.
ORGANIZATION AND DESCRIPTION OF BUSINESS

Business —Celsius Holdings, Inc. (the “Company” or “Celsius Holdings”) was incorporated under the laws of the State of Nevada on April 26, 2005. On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Elite FX, Inc., a Florida corporation. Under the terms of the Merger Agreement, Elite FX, Inc. was merged into the Company’s subsidiary, Celsius, Inc. and became a wholly-owned subsidiary of the Company on January 26, 2007. In addition, on March 28, 2007 the Company established Celsius Netshipments, Inc., a Florida corporation, as a subsidiary of the Company.

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

On August 1, 2022, the Company and PepsiCo Inc. ("Pepsi"), entered into multiple agreements, including a Securities Purchase Agreement (“Purchase Agreement”), Lock-Up Agreements, Registration Rights Agreement, a distribution agreement (“Distribution Agreement”), and a Channel Transition Agreement ("Transition Agreement"). The Securities Purchase Agreement, Lock-Up Agreements and Registration Rights Agreement pertain to the Company’s issuance of approximately 1.5 million shares of Series A Convertible Preferred Stock (“Series A” or “Series A Preferred Stock”) in exchange for cash proceeds of $550 million, excluding transaction costs. The Transition Agreement specifies payments to be made by Pepsi to Celsius for transitioning certain existing distribution rights to Pepsi. The Distribution Agreement resulted in Pepsi becoming the Company’s primary distribution supplier for the Company's products in the United States. See Note 13. Related Party Transactions and Note 14. Mezzanine Equity for more information.

In connection with the Distribution Agreement and Transition Agreement, the Company terminated agreements with existing suppliers to transition territory rights to Pepsi. These expenses were recognized by the Company upon delivery of termination notices to the other distributors, in accordance with ASC Topic 420 Exit or Disposal Cost Obligations.

The Company is engaged in the development, marketing, sale and distribution of “functional” calorie-burning energy drinks and liquid supplements under the Celsius® brand name.

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation — The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for any future period or the full year. These unaudited consolidated financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the Amendment No. 1 to the Annual Report on Form 10-K/A (collectively our "2022 Annual Report"). These unaudited consolidated financial statements and the accompanying notes should be read in conjunction with the 2022 Annual Report. The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

Certain prior period amounts have been reclassified to conform with current period presentation in the consolidated financial statements. Accrued promotional allowance was reallocated from within Accounts payable and accrued expenses and is now reflected as a standalone line item in the consolidated balance sheets and consolidated statements of cashflows.

Significant Estimates — The preparation of consolidated financial statements and accompanying disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. Significant estimates include the allowance for current expected credit losses, allowance for inventory obsolescence and sales returns, preferred share valuation, the useful lives of property and equipment, impairment of goodwill and intangibles, deferred tax asset valuation allowance, promotional allowance, and valuation of stock-based compensation. Additionally, the business and economic uncertainty resulting from the novel coronavirus (COVID-19) pandemic has made such estimates and assumptions more difficult to calculate. Accordingly, actual results and outcomes could differ from those estimates.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

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

Concentrations of Risk — Substantially all of the Company’s revenue derives from the sale of Celsius® functional energy drinks and liquid supplements.

Revenue from our customers accounting for more than 10%, for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022
Pepsi	60.2%	—
Costco	12.9%	17.5%
Amazon	8.4%	10.3%
All other	18.5%	72.2%
Total	100.0%	100.0%

Accounts receivable from our customers accounting for more than 10%, for the three months ended March 31, 2023, and the year ended December 31, 2022, are as follows:

	2023	2022
Pepsi	75.6%	47.6%
Amazon	9.3%	11.8%
All other	15.1%	40.6%
Total	100.0%	100.0%

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At March 31, 2023 and December 31, 2022, the Company had approximately $633.1 million and $652.4 million in excess of the Federal Deposit Insurance Corporation limit.

Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. At March 31, 2023 and December 31, 2022, the Company did not have any investments with original maturities of three months or less.

Restricted Cash — The Company received upfront payments from Pepsi during 2022, which are contractually restricted and can only be used to satisfy termination payments due to former distributors or must be repaid to Pepsi. These upfront payments received from Pepsi cannot be used for general operating activities of the Company and have been classified as restricted cash based on the terms of the Transition Agreement. See Note 4. Revenue for more information.

Accounts Receivable and Current Expected Credit Losses — The Company is exposed to potential credit risks associated with its product sales and related accounts receivable, as it generally does not require collateral. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, a review of the current status of customers’ trade accounts receivables, and where available, a review of the financial strength and credit ratings of our larger customers. Customers are pooled based on sharing specific risk factors and the Company reassesses these customer pools on a periodic basis. The receivables allowance, is based on aging of the accounts receivable balances and forward-looking information. The Company uses the probability of default and forward-looking information to assess credit risk and estimates expected credit losses for its note receivable related to Qifeng Food Technology (Beijing) Co. Ltd ("Qifeng"). See Note 7. Note Receivable for more information on Qifeng and the note receivable.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

The Company determines expected credit losses using information such as its customers' credit history, financial condition, industry, credit reports, and current and future economic and market conditions. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies when such events are reasonable and supportable. Historical information is used in addition to reasonable and supportable forecast periods.

Allowance for Expected Credit Losses
Balance as of December 31, 2022	$2,147
Current period change for expected credit losses	(423)
Balance as of March 31, 2023	$1,724

Inventories — Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. At March 31, 2023 and December 31, 2022, there was an inventory allowance for excess and obsolete products of approximately $6.8 million and $8.4 million, respectively. The changes in the allowance are included in cost of revenue.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset, generally ranging from three to seven years.

Impairment of Long-Lived Assets — In accordance with ASC Topic 360, Property, Plant, and Equipment the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset, if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairment charges during the three months ended March 31, 2023 and 2022.

Long-lived Asset Geographic Data — The following table sets forth long-lived asset information, which includes property and equipment and right-of-use assets and excludes goodwill and intangibles, where individual countries represent a significant portion of the total:

	March 31, 2023	December 31, 2022
United States	$11,423	$9,750

Sweden	1,299	1,251
Finland	424	363
Other	30	1
Long-lived assets related to foreign operations	1,753	1,615
Total long-lived assets-net	$13,176	$11,365

Goodwill — The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis as of October 1st, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, and cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. At March 31, 2023 and December 31, 2022, there were no indicators of impairment.

Intangible assets — Intangible assets are comprised of customer relationships and brands acquired in a business combination. The Company amortizes intangible assets with a definitive life over their respective useful lives. Assets with indefinite lives are tested for impairment on an annual basis as of October 1st or more frequently if the Company believes impairment exists. The addition of the Pepsi distribution network shifted the Company's focus to the US market and as a consequence it was determined that impairment indicators for the Func Food Brand's indefinite intangible asset were present. The Company no longer anticipates focusing on the expansion of Func Food branded products, therefore focusing on Celsius branded products. As a result of the strategic shift, the Company recorded an impairment charge in the third quarter of 2022. At March 31, 2023, there were no indicators of impairment.

Revenue Recognition — The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers ("ASC 606"). Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred based on the commercial terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. See Note 4. Revenue for more information.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

Deferred Revenue — The Company receives payments from certain distributors in new territories as reimbursement for contract termination costs paid to the prior distributors in those territories. Amounts received pursuant to these new and/or amended distribution agreements entered into with certain distributors relating to the costs associated with terminating the Company’s prior distributors, are accounted for as deferred revenue and recognized ratably over the anticipated life of the respective new distribution agreements. As of March 31, 2023, the Company had approximately $184.8 million in deferred revenue, of which $175.3 million is classified as deferred revenue-non-current and $9.6 million is classified as deferred revenue which are presented within the consolidated balance sheets and are contract liabilities related to Pepsi which are recognized ratably over the twenty-year agreement. Refer to Note 13. Related Party Transactions for more information.

Accrued distributor termination fees — Termination charges related to certain of the Company’s prior distributors are included in selling and marketing expenses upon termination. Refer to Note 13. Related Party Transactions for more information.

The Company also has accrued distributor termination fees of approximately $1.1 million related to distributors terminated as a result of the Pepsi agreement as well as payment due back to Pepsi in the amount of $37.0 million as the projected payments to the prior distributors was less than the payment received from Pepsi, which are located within accounts payable and accrued expenses, on the Company's consolidated balance sheets. See Note 11. Accounts Payable and Accrued Expenses for more information.

Customer Advances — From time to time the Company requires deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances liability within deferred revenue. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies. The Company had no customer advances as of March 31, 2023 or December 31, 2022, respectively.

Advertising Costs — Advertising costs are expensed as incurred and charged to selling, general and administrative expenses. The Company mainly uses radio, local sampling events, sponsorships, endorsements, and digital advertising. During the three months ended March 31, 2023 and 2022, the Company incurred marketing and advertising expenses of approximately $31.0 million and $14.5 million, respectively.

Research and Development — Research and development costs are charged to selling, general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of approximately $0.3 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively.

Foreign Currency Gain/Loss — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The foreign subsidiaries perform re-measurements of their assets and liabilities denominated in non-functional currencies on a periodic basis and the gain or losses from these adjustments are included in the Statements of Operations as foreign exchange gains or losses. For the three months ended March 31, 2023 exchange losses have amounted to approximately $0.1 million while during the three months ended March 31, 2022, the Company recognized exchange losses of approximately $0.2 million mainly related to fluctuations in exchange rates. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Other Comprehensive Income. The Company incurred foreign currency translation net gain during the three months ended March 31, 2023 of approximately $0.6 million and a net loss of approximately $0.5 million during the three months ended March 31, 2022. The Company's operations in different countries required that it transacts in the following currencies:

Chinese-Yuan

Hong Kong-Hong Kong Dollar

Norwegian-Krone

Swedish-Krona

Finland-Euro

United Kingdom-Pound Sterling

Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, note receivable and accrued expenses approximate fair value due to their relative short-term maturity and market interest rates.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

The Company’s tax returns for tax years in 2020 through 2022 remain subject to potential examination by the taxing authorities.

Earnings per Share —The Company computes earnings per share in accordance with ASC Topic 260 Earnings per Share (“ASC 260”), which requires earnings per share ("EPS") for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method. The two-class method is an allocation of earnings (distributed and undistributed) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common stockholders and other security holders based on their respective participation rights in undistributed earnings. See Note 3. Earnings Per Share for more information.

Share-Based Payments — The Company follows the provisions of ASC Topic 718 Compensation — Stock Compensation and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan"). This 2015 Plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock. The 2015 Plan permits the grant of options and other share-based awards for up to 5 million shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2017. See Note 18. Stock-Based Compensation for more information.

Cost of Revenue — Cost of Revenue consists of the cost of concentrates and or liquid bases, the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound & out-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products, inventory allowance for excess and obsolete products, and certain quality control costs. Raw materials account for the largest portion of the cost of sales. Raw materials include cans, bottles, other containers, flavors, ingredients, and packaging materials.

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

Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for three months ended March 31, 2023 and 2022 was approximately $14.2 million and $3.2 million, respectively.

Recent Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

Effective January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using a modified retrospective approach. ASU 2016-13 replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The guidance requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due. Upon adoption, changes in the allowance were not material for the transition period starting January 1, 2023 through the three months ended March 31, 2023.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

3. EARNINGS PER SHARE

The Company computes earnings per share in accordance with ASC 260, which requires EPS for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method. The two-class method is an allocation of earnings (distributed and undistributed) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders based on their respective participation rights in undistributed earnings.

Basic earnings per common share is computed by dividing income or loss attributable to common stockholders by the weighted average number of shares of basic common stock outstanding. The Company’s Series A Convertible Preferred Stock is classified as a participating security in accordance with ASC 260. Net income allocated to the holders of Series A Convertible Preferred Stock was calculated based on the stockholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

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

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$41,227	$6,679
Less: dividends paid to Series A convertible preferred stockholders	(6,781)	—
Undistributed income	34,446	—
Income allocated to participating shares	(2,934)	—
Net income attributable to common shareholders	$31,512	$6,679

Denominator:
Weighted average basic common shares outstanding	76,673	75,239
Dilutive effect of common shares	2,086	3,050
Weighted average diluted shares outstanding	78,759	78,289

Earnings per share:
Basic	0.41	0.09
Dilutive	0.40	0.09

For the three months ended March 31, 2023 and 2022, 7.3 million and 3.1 million, respectively, of potentially dilutive securities were excluded from the computation of diluted net income per share related to common stockholders as their effect was antidilutive.

4.
REVENUE

The Company recognizes revenue in accordance with ASC 606. Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred based on the commercial terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Product sales are recorded net of variable consideration, such as provisions for returns, discounts and promotional allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling or marketing expense. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives that the Company offers to its customers and their customers. Additionally, for any agreements which are one year or less, the practical expedient under ASC 340-40-25-4 is applied to expense contract acquisition costs when incurred if the amortization period of the contract asset would have otherwise been recognized in one year or less.

Promotional (Billback) Allowance

The Company’s billback allowance programs with its distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described below and are of varying durations, typically ranging from one week to one year. The Company’s billbacks are calculated based on various programs with distributors and retail customers, and accruals are established for the Company’s anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expenses and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined.

Billbacks (variable consideration) recorded as a reduction to net sales primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following:

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

For three months ended March 31, 2023 and 2022, promotional allowance included as a reduction of revenue were $65.5 million and $35.4 million, respectively and accrued promotional allowances were $68.2 million. and $36.0 million as of March 31, 2023 and December 31, 2022, respectively.

Information about the Company’s net sales by geographical location for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three Months Ended March 31,
	2023	2022
North America	$248,552	$123,473
Europe	8,652	8,495
Asia	1,258	966
Other	1,477	454
Net sales	$259,939	$133,388

All of the Company’s North America revenue is derived from the United States, which is the Company’s country of domicile. Total international revenues are approximately $11.4 million and $9.9 million for the three months ended March 31, 2023 and 2022, respectively, driven in large part by the addition of a number of flavor innovations. Sweden represented the largest foreign portion of total consolidated revenue of approximately $5.5 million and $5.8 million for the three months ended March 31, 2023 and 2022, respectively.

Agreements with Pepsi

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

The Company agreed to provide Pepsi a right of first offer in the event the Company intends to (i) manufacture, distribute or sell products in certain additional countries as specified in the Distribution Agreement or (ii) distribute or sell products in any future channels and distribution methods during the term of the Agreement. Additionally, pursuant to the Distribution Agreement, the Company and Pepsi agreed to use commercially reasonable efforts to negotiate and execute with Pepsi a distribution agreement reasonably consistent with the Distribution Agreement for the sale and distribution of the Products in Canada, and Pepsi agreed to meet and confer in good faith with the Company regarding the terms and conditions upon which Pepsi may be willing to sell or distribute the Products, either directly or through local sub-distributors in certain other additional

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

countries. The Distribution Agreement includes other customary provisions, including non-competition covenants in favor of the Company, representations and warranties, indemnification provisions, insurance provisions and confidentiality provisions.

The Company and Pepsi also executed the Transition Agreement, providing for the Company’s transition of certain existing distribution rights in the Territory to Pepsi. Under the terms of the Transition Agreement, Pepsi would pay the Company up to $250 million in multiple tranches to facilitate the Company’s transition of certain distribution rights to Pepsi. Amounts received from Pepsi were contractually restricted to only be used to pay termination fees due to other distributors; any excess cash received over amounts due to other distributors is to be refunded back to Pepsi. The Company received $227.8 million in payments from Pepsi.

Accounting for the agreements executed with Pepsi.

The Company evaluated the Securities Purchase Agreement, Transition Agreement, Distribution Agreement, and other agreements executed with Pepsi on August 1, 2022, as one combined contract since the agreements were executed on the same day, with the same counterparty, in contemplation of one another and contractual terms are defined and referenced across the agreements. These agreements will be referred to as the “Pepsi Arrangement” herein. Management concluded the Pepsi Arrangement was partially in the scope of ASC 606 and partially in the scope of ASC 505, Equity (“ASC 505") and ASC 480, Distinguishing liabilities from equity. The Company first applied the measurement and classification criteria in ASC 505 and ASC 480 with respect to the Company’s issuance of approximately 1.5 million shares of Series A Convertible Preferred Stock, as the substance of the issuance of the Series A Convertible Preferred Stock was determined to be a financing transaction. See Note 14. Mezzanine Equity for more information.

After application of the measurement and classification principles in ASC 505, and ASC 480, the Company accounted for the residual revenue elements of the Pepsi Arrangement under ASC 606. The revenue elements of the Pepsi Arrangement consisted of (i) a $227.8 million upfront payment received from Pepsi under the Transition agreement and (ii) a $282.5 million implicit payment made to Pepsi by Celsius, representing the excess fair value over issuance proceeds received for the Series A Convertible Preferred Stock.

The $227.8 million upfront payment received from Pepsi was only to be used by Celsius to transition territory rights from terminated distributors to Pepsi; any excess cash received from Pepsi over transition payments made by Celsius to the Company’s terminated distributors was contractually restricted and due back to Pepsi. As of March 31, 2023, the Company has recorded a refund liability of $37.0 million representing cash refunds due back to Pepsi and recognized $184.8 million as deferred revenues (a contract liability). As of December 31, 2022, the Company recorded a refund liability of $34.8 million in accounts payable and accrued expenses representing cash refunds due back to Pepsi and recognized the difference of $193.0 million as part of deferred revenues. The deferred revenues will be recognized by Celsius ratably over the twenty-year agreement term. The Company recognized $2.4 million and $4.2 million of deferred revenues in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.

The $282.5 million excess fair value over issuance proceeds of the Series A Convertible Preferred Stock represents an implicit payment made to a customer. The Company concluded that this implicit payment meets the definition of an asset and has been recorded as a Deferred Other Cost current and non-current, in the Company's consolidated balance sheets. The Company will amortize the asset balance as contra-revenues ratably over a twenty-year period consistent with the term of the Distribution Agreement. The Company recognized contra-revenues of $3.5 million in the consolidated statements of operations and comprehensive income in the three months ended March 31, 2023 related to the upfront payment included in Deferred Other Cost current and non-current. The Company will assess the Deferred Other Cost asset for impairment at each reporting period.

For product sales under the Distribution Agreement, the Company will recognize revenues when control of the underlying goods are transferred to Pepsi based on the contractual terms of noncancellable purchase orders issued by Pepsi. The Company’s customary revenue recognition policy as explained above is applied with respect to rebates.

License Agreement

In January 2019, the Company entered into a license and repayment of investment agreement with Qifeng. Under the agreement, Qifeng was granted the exclusive license rights to manufacture, market and commercialize Celsius branded products in China. The term of the agreement is 50 years, with annual royalty fees due from Qifeng after the end of each calendar year. The royalty fees are based on a percentage of Qifeng’s sales of Celsius branded products; however, the fees are fixed for the first five years of the agreement, totaling approximately $6.9 million, and then are subject to annual guaranteed minimums over the remaining term of the agreement.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

The Company recognizes revenue from the agreement over time because Qifeng simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because of its ongoing efforts in providing the exclusive license rights including providing continuous access, updates and support. Total revenue recognized under the agreement was approximately $0.6 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, which is reflected in revenues from Asia.

5.
INVENTORIES

Inventories consist of the following:

	March 31, 2023	December 31, 2022
Finished goods	$110,525	$119,229
Raw Materials	50,558	62,491
Less: Inventory reserve	(6,803)	(8,431)
Inventories	$154,280	$173,289

6.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets total approximately $15.5 million and $11.3 million at March 31, 2023 and December 31, 2022, respectively, consisting mainly of prepaid advances to co-packers related to inventory production, advertising, prepaid insurance, prepaid slotting fees, value added tax payments and deposits on purchases.

7.
NOTE RECEIVABLE

Note receivable consists of the following:

	March 31, 2023	December 31, 2022
Note Receivable-current	$3,587	$2,979
Note Receivable-non-current	—	3,574
Total Note Receivable	$3,587	$6,553

Effective January 1, 2019, the Company restructured its China distribution efforts by entering into two separate economic agreements as it relates to the commercialization of its Celsius products (i.e., the license and repayment of investment agreement with Qifeng, as described above). See Note 4. Revenue, for information regarding the license agreement with Qifeng. Under a separate economic agreement, Qifeng will repay the marketing investments made by Celsius into the China market through 2018, over a five-year period. The repayment, which was formalized via a note receivable from Qifeng (the "Note"), will need to be serviced even if the licensing agreement is cancelled or terminated. The Note is denominated in Chinese-Yuan.

Scheduled principal payments plus accrued interest for the Note are due annually on March 31 of each year starting in 2020. The note receivable is recorded at amortized cost and accrues interest at a rate per annum initially equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. On June 12, 2020, it was agreed to fix the interest rate at 3.21% which reflected the weighted average interest rate for the 5-year period of the Note. For the three months ended March 31, 2023 and 2022, interest income for the Note was approximately $0.1 million and $0.1 million, respectively.

The Company assesses the note receivable for impairment at each reporting period, by evaluating whether it is probable that the Company will be unable to collect all the contractual principal and interest payments as scheduled in the Note, based on historical experience of Qifeng’s ability to pay, the current economic environment, forward-looking information and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At March 31, 2023 and December 31, 2022, the Note was not deemed to be impaired. Payment in-full was received pertaining to the amounts due on March 31, 2023.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

8.
LEASES

The Company’s leasing activities include operating leases for its corporate office space from a related party (see Note 13. Related Party Transactions) and other operating and finance leases of vehicles and office space for the Company’s European operations.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in selling, general and administrative expenses. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the shorter of the useful life of the asset or the lease term, and interest expense is calculated using the effective interest rate method.

The future annual minimum lease payments required under the Company’s operating and finance lease liabilities as of March 31, 2023 are as follows:

	Operating	Finance
Future minimum lease payments	Leases	Leases	Total
2023	$527	$65	$592
2024	376	40	416
2025	54	68	122
2026	31	65	96
2027	—	—	—
Total future minimum lease payments	988	238	1,226
Less: Amount representing interest	(47)	(13)	(60)
Present value of lease liabilities	941	225	1,166
Less: current portion	(605)	(69)	(674)
Long-term portion	$336	$156	$492

9.
PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Life in Years	March 31, 2023	December 31, 2022
Merchandising equipment - coolers	3-7	$11,848	$9,885
Office equipment	3-7	1,158	1,124
Vehicles	5	1,524	1,257
Less: accumulated depreciation		(2,476)	(2,081)
Total		$12,054	$10,185

Depreciation expense amounted to approximately $0.4 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

10.
GOODWILL AND INTANGIBLES

At March 31, 2023 and December 31, 2022, goodwill consists of approximately $13.9 million and $13.7 million, respectively, resulting from the excess of the consideration paid over the fair value of net tangible and intangible assets acquired from the Func Food acquisition.

Intangible assets consist of acquired customer relationships and brands from the Func Food acquisition. The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2023 and December 31, 2022, respectively, were as follows:

	March 31, 2023	December 31, 2022
Definite-lived intangible assets
Customer relationships	$13,683	$13,418
Less: accumulated amortization	(1,779)	(1,610)
Definite-lived intangible assets, net	$11,904	$11,808

Indefinite-lived intangible assets
Brands	$2,984	$2,984
Less: Impairment	(2,529)	(2,538)
Indefinite-lived intangible assets, net	$455	$446
Total Intangibles	$12,359	$12,254

Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life. Amortization expense for the three months ended March 31, 2023 and 2022 was approximately $0.1 million, and $0.1 million, respectively. Amortization expense is reflected in selling, general and administrative expenses. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies, for more information regarding our indefinite-lived intangible asset, Brands.

Other fluctuations in the amounts of goodwill and intangible assets are due to currency translation adjustments.

The following is the future estimated annualized amortization expense related to customer relationships:

2023	$411
2024	547
2025	547
2026	547
2027	547
Thereafter	9,305
Total	$11,904

11.
ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Accounts payable	$16,536	$36,248
Due to Pepsi(1)	37,042	34,807
Accrued freight	1,717	8,532
Accrued expenses	36,443	19,081
Unbilled purchases	15,374	8,672
Total	$107,112	$107,340

(1) See Note 13. Related Party Transactions for more information related to Pepsi.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

12.
OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Short-term
VAT payable	$320	$198
State Beverage Container Deposit	4,774	3,388
Total	$5,094	$3,586

13.
RELATED PARTY TRANSACTIONS

Transactions with Pepsi

As further described in Note 14. Mezzanine Equity, on August 1, 2022, the Company issued approximately 1.5 million shares of non-voting Series A Convertible Preferred stock (“Series A”) to Pepsi. On an as-converted basis the Series A held by Pepsi accounts for approximately 8.5% of the Company’s outstanding Common Stock, on the date of issuance. Also, as discussed in Note 14, the Securities Purchase Agreement entered into on August 1, 2022 (the Purchase Agreement”) granted Pepsi the right to designate a nominee for election to the Company’s nine-member board of directors, so long as Pepsi meets certain ownership requirements with respect to the Company’s stock. During the year ended 2022, a Pepsi executive was nominated by Pepsi and elected to the Company’s board of directors.

Based on Pepsi’s contractual representation rights for a seat on the Company’s Board of Directors, the Company has concluded that Pepsi represents a related party to the Company. The following transactions were recognized in the Company’s financial statements:

•
Net sales to Pepsi amounted to $156.5 million for three months ended March 31, 2023 and are included in revenue on the accompanying consolidated statements of operations and comprehensive income.
•
Estimated promotional allowance related to Pepsi was $32.8 million at March 31, 2023 and is included in accrued promotional allowance in the Company's consolidated balance sheets.
•
Accounts receivable due from Pepsi on March 31, 2023 and December 31, 2022, were $127.9 million and $31.6 million, respectively, and are included in accounts receivable, net on the Company’s consolidated balance sheets.
•
Pepsi paid the Company $227.8 million in cash under the Transition Agreement, during the year ended 2022. This amount was used to pay termination fees owed by the Company to terminated distributors. The Company has recorded deferred revenues of $184.8 million, which is presented net of $2.4 million of revenue recognized at March 31, 2023, and a liability payable, "due to Pepsi" of $37.0 million, and deferred revenues of $189.5 million, net of $4.2 million of revenue recognized at December 31, 2022, and a liability payable due to Pepsi of $34.8 million representing refund liabilities owed to Pepsi under the Transition Agreement which are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022.
•
The issuance of Series A to Pepsi was recorded at fair value, determined to be $832.5 million, on August 1, 2022. Cash proceeds from the issuance of Series A received from Pepsi were $550 million. See Note 14. Mezzanine Equity for more information.
•
The Company recorded a $282.5 million asset as Deferred Other Costs, representing the excess of the $832.5 million fair value of the Series A Preferred Stock over the issuance proceeds of $550 million. Amounts representing the unamortized deferred other costs of $14.1 million and $258.9 million and $14.1 million and $262.5 million are presented in deferred other costs-current and deferred other costs-non-current, respectively, as of March 31, 2023 and December 31, 2022 in the consolidated balance sheets. Accumulated amortization accounted for $9.5 million at March 31, 2023 as an offset of revenue in the consolidated statements of operations and comprehensive income. No accumulated amortization was recognized during the three months ended March 31, 2022 related to the Series A Preferred Stock.

See Notes 1. Organization and Description of Business, 2. Basis of Presentation and Summary of Significant Accounting Policies, 11. Accounts Payable and Accrued Expenses, and 14. Mezzanine Equity for more information.

Related Party Leases

The Company’s office is leased from a company affiliated with CD Financial, LLC which is controlled by one of our major stockholders. The lease extends until December 2024 with a monthly rent of $35 thousand.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

14.
MEZZANINE EQUITY

Series A Convertible Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company has designated and authorized approximately 1.5 million shares of Series A Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $375 per share. The stated value per share may be increased from time-to-time in the event dividends on the Series A are paid-in-kind (“PIK dividends”) pursuant to the Series A Certification of Designation (the “Series A Certificate”). On August 1, 2022, pursuant to the Purchase Agreement, the Company issued approximately 1.5 million shares of Series A, representing 100% of the authorized Series A shares, to Pepsi for stated cash consideration aggregating $550 million, excluding issuance costs. The Series A was issued concurrently with the execution of Distribution Agreement and the Transition Agreement. The Company determined that the aggregate fair value of the Series A on the issuance date was $832.5 million, or approximately $568 per share. Accordingly, the Series A Convertible Preferred Stock was recorded at that amount, net of issuance costs of $8.0 million, in the Company’s consolidated balance sheets and statements of changes in stockholders’ equity and mezzanine equity.

Mezzanine Classification

The Series A Convertible Preferred Stock is redeemable in the event of a change in control as defined in the Series A Certificate. S99-3A(2) of the SEC's Accounting Series Release No. 268 ("ASR 268") requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A is not mandatorily redeemable, however, a change in control is not solely in control of the Company, and accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in our consolidated balance sheets and consolidated statements of changes in stockholders' equity and mezzanine equity as of and for the period ending March 31, 2023 and December 31, 2022. The Series A is not considered mandatorily redeemable.

Pursuant to the Purchase Agreement, Pepsi, together with its affiliates, have certain rights and is also subject to various restrictions with respect to the percentage of the Company’s outstanding common shares on an as-converted basis through purchases of the Company’s Common Stock in the open market and the accumulation of PIK dividends. Additionally, pursuant to the Purchase Agreement, Pepsi has the right to designate one nominee for election to Company’s board of directors, for so long as Pepsi (together with its affiliates) beneficially owns at least approximately 3.7 million shares of the Company’s outstanding Common Stock on an as-converted basis. In August of 2022, the Company expanded the number of seats from eight to nine in connection with the election of a Pepsi representative to the Company’s board of directors.

Liquidation Preference

The Series A ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s Common Stock, (ii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A, and (iii) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A. The aggregate liquidation preference of the Series A is $550 million as of March 31, 2023 and December 31, 2022.

Voting

The Series A confers no voting rights, except as otherwise required by applicable law, and with respect to matters that adversely change the powers, preferences, privileges, rights or restrictions given to the Series A or provided for its benefit, or would result in securities that would be senior to or pari passu with the Series A. As described above, Pepsi does have a contractual right to representation on the Company’s Board of Directors, subject to certain shareholdings thresholds.

Dividends

The Series A entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind, or a combination thereof, at the Company’s election (“Regular Dividends”). Regular Dividends accrue on each share Series A at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly Regular Dividends, shares of Series A also entitle the holder to participate in any dividends paid on the Company’s Common Stock on an as-converted basis. During the quarter ended March 31, 2023, the Company declared and paid $6.8 million in Regular Dividends on the Series A, which amounted to $4.62 per share of Series A. There are no cumulative undeclared dividends on the Series A at March 31, 2023. In addition, there were no dividends issued to common shareholders as of the three months ended March 31, 2023 and 2022.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

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

Holder Right to Request Redemption

On each of August 1, 2029, August 1, 2032, and August 1, 2035, the majority holders shall have the right, upon no less than six months prior written notice to the Company, to request that the Company redeem all (and not less than all) of the then-outstanding shares of Series A, at the Redemption Price.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

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

Conversion

The shares of Series A may be converted into shares of the Company’s Common Stock pursuant to the Series A Certificate either at the option of the Company or subject to an automatic conversion as discussed below. The Series A was issued with a conversion price of $75 which is potentially subject to adjustment pursuant to the Series A Certificate. The Conversion Ratio is calculated as the quotient of (a) the sum of (x) the stated value of such share of Series A as of the applicable conversion date, plus (y) of all accrued and unpaid dividends previously added to the stated value of such share of Series A, and without duplication, all accrued and unpaid dividends per share of Series A through the applicable conversion date; divided by (b) the conversion Price as of the conversion date. As of March 31, 2023, the conversion ratio of the Series A into common was 1 to 5. At March 31, 2023, approximately 7.3 million shares of the Company’s Common Stock are issuable upon conversion of the Series A Convertible Preferred Stock.

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

The Company has adopted Accounting Standards Update 2020-06 (“ASU 2020-06”), effective January 1, 2022. The provisions of ASU 2020-06 prohibit the recognition of a beneficial conversion feature on preferred shares issued after the adoption of the ASU. The Company adopted ASU 2020-06 for the Preferred Series A for the year ended December 31, 2022.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

15.
STOCKHOLDERS’ EQUITY

Issuance of common stock pursuant to exercise of stock options and other awards

During the three months ended March 31, 2023, the Company issued an aggregate of 0.4 million shares of its common stock pursuant to the exercise of stock options granted under the Company’s 2015 Plan. The Company received aggregate proceeds of approximately $0.5 million for 0.1 million options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

During the three months ended March 31, 2022, the Company issued an aggregate of 0.4 million shares of its common stock pursuant to the exercise of stock options granted under the Company's 2015 Plan. The Company received aggregate proceeds of approximately $0.8 million for 0.2 million options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.

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

The Company engaged a third-party valuation firm to assist in determining the fair value of the approximately 1.5 million shares of Series A Convertible Preferred Stock issued on August 1, 2022. The Series A Convertible Preferred Stock is classified in mezzanine equity, see Note 14. Mezzanine Equity for more information. Mezzanine equity and the valuation of the Series A Convertible Preferred Stock represents a non-recurring fair value measurement. We used a Monte Carlo simulation model to determine the fair value of the Series A Convertible Preferred Stock on August 1, 2022. The Monte Carlo simulation utilized multiple input variables to determine the value of the Series A Convertible Preferred Stock including a volatility rate of 45%, risk free interest rate of 2.69%, 5.0% dividend rate, the closing price of the Company’s common stock on the issuance date of $98.87, a debt discount rate of 12.5% and a discount for lack of marketability attributed to the registration period of the underlying stock. The selected historical volatility was based on Celsius and a certain peer group. The risk-free interest rate was based on the US STRIPS Rate with a corresponding term as of issuance date. The 5.0% dividend rate is consistent with the provisions of the Series A Convertible Preferred Stock and with the Company’s past payments made in cash. The debt discount rate was based on estimated credit analysis and corresponding market yields as of the issuance date. The Company applied a nominal discount for lack of marketability with respect to the assumed registration period of the underlying shares.

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3
Mezzanine equity:
Series A convertible preferred shares	$—	$824,488	$—
Total	$—	$824,488	$-

Other than those noted previously, the Company did not have any other assets or liabilities measured at fair value at March 31, 2023 and December 31, 2022.

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

The effective income tax rate for the three months ended March 31, 2023 was 17.2%. The effective income tax rate for the three months ended March 31, 2023 differed from the statutory federal income tax rate of 21.0% primarily due to windfall benefits on stock-based compensation awards, disallowed compensation expense and state income taxes.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

The effective income tax rate was 33.6% for the three months ended March 31, 2022. The effective income tax rate differed from the statutory federal income tax rate of 21% primarily due to the impact of disallowed stock-based compensation expense and state income tax expense.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company recognizes those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the consolidated statements of operations and comprehensive income.

18.
STOCK-BASED COMPENSATION

The Company adopted the 2006 Incentive Stock Plan on January 18, 2007. This plan was intended to provide incentives to attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock. While the plan terminated 10 years after the adoption date, issued awards have their own schedule of terminations. The Company is no longer granting awards under this plan and there are no unvested awards as of March 31, 2023.

The Company adopted the 2015 Plan on April 30, 2015. The 2015 Plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to awards issued. The 2015 Plan permits the grant of options and shares for up to 5 million shares. In addition, there is a provision in the 2015 Plan for an annual increase to the maximum number of shares authorized under the 2015 Plan. The increase shall be added on the first day of the calendar year beginning January 1, 2016, equal to 15% of the number of shares outstanding as of such date. As of March 31, 2023, approximately 6.0 million shares are available for issuance under the 2015 Plan. See Note 15. Stockholders' Equity for more information.

For the three months ended March 31, 2023 and 2022, the Company recognized an expense of approximately $5.5 million and $4.3 million, respectively, of non-cash compensation expense (included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income).

Stock Options

The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. The maximum contractual term of the Company's stock options is 10 years. The Company recognizes forfeitures as they occur. There were options to purchase approximately 1.9 million shares that have vested as of March 31, 2023 and December 31, 2022.

Upon exercise, shares of new common stock are issued by the Company.

No options were issued during the three months ended March 31, 2023 and December 31, 2022.

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

The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	March 31,
	2023 (1)	2022 (1)	2021
Expected volatility	NA	NA	69.18 - 81.11%
Expected term	NA	NA	4.49 - 5.00 Years
Risk-free interest rate	NA	NA	0.32% - 1.39%
Forfeiture Rate	NA	NA	0.0%

(1) No stock options were issued for the three months ended March 31, 2023 and the year ended December 31, 2022.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

A summary of the status of the Company’s outstanding stock options as of March 31, 2023 and changes during the periods ending on that date is as follows:

		Weighted Average		Aggregate	Weighted
	Shares	Exercise	Grant Date Fair	Intrinsic Value	Average Remaining
	(000’s)	Price	Value	(000’s)	Term (Yrs)
Options
At December 31, 2022	2,266	$9.66		$213,914	5.43
Granted
Exercised	(249)	5.11	97.26	22,992
Forfeiture and cancelled	(1)	14.53
At March 31, 2023	2,016	$10.22		$166,829	5.52
Exercisable at March 31, 2023	1,888	$8.42		$159,544	5.37

The following table summarizes information about employee stock options outstanding at March 31, 2023:

	Outstanding Options			Vested Options
Range of Exercise Price	Number Outstanding at March 31, 2023 (000's)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2023 (000's)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.34 - $1.05	30	0.58	$1.19	30	$0.58	1.19
$1.97 - $2.95	5	1.97	2.77	5	1.97	2.77
$3.23 - $4.85	1,389	3.81	5.07	1,389	3.81	5.07
$5.59 - $8.38	214	5.76	5.23	214	5.76	5.23
$14.53 - $21.79	61	14.53	7.34	40	14.53	7.34
$21.80 - $32.70	16	21.80	7.59	10	21.80	7.59
$42.64 - $63.96	301	42.67	7.76	200	42.67	7.76
Outstanding options	2,016	10.22	$5.52	1,888	$8.42	5.37

As of March 31, 2023 and 2022, the Company had approximately $2.4 million and $6.6 million, respectively, of unrecognized pre-tax non-cash compensation expense related to options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 0.7 years.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holders of a restricted stock award are generally entitled after the release to transact and obtain the same rights as the rights of a shareholder of the Company, including the right to vote the shares. The holders of unvested restricted stock awards do not have the same rights as shareholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The value of restricted stock awards that vest over time is established by the market price on the date of its grant.

A summary of the Company’s restricted stock award activity for the three months ended March 31, 2023 and 2022 is presented in the following table:

Three Months Ended
	March 31, 2023		March 31, 2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	—	$—	0.2	$14.72
Transfers to restricted stock units	—	—	—	—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited and cancelled	—	—
Unvested at end of period	—	$—	0.2	$14.72

There were no restricted stock awards granted, vested or outstanding during the three months ended March 31, 2023. Fair value of shares vested during the three months ended March 31, 2023 and 2022 was immaterial.

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

There was no unrecognized compensation expense related to outstanding restricted stock awards for the three months ended March 31, 2023. Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of March 31, 2022 was approximately $0.0 million and was expensed over 0.3 years.

Restricted Stock Units

Restricted stock units are awards that give the holder the right to receive one share of common stock for each restricted stock unit upon meeting service-based vesting conditions (typically annual vesting in three equal annual installments, with a requirement that the holder remains in the continuous employment of the Company). The holders of unvested units do not have the same rights as stockholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The value of restricted stock units that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock unit activity for the three months ended March 31, 2023 and 2022 is presented in the following table:

	Three Months Ended
	March 31, 2023		March 31, 2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares (000's)	Fair Value	Shares (000's)	Fair Value
Unvested at beginning of period	539	$60.73	566	$52.66
Transfers to restricted stock awards	—	—	—	—
Granted	124	103.17	189	74.57
Vested	(157)	57.46	(111)	51.10
Forfeited and cancelled	(31)	63.63	(18)	54.88
Unvested at end of period	475	$72.67	626	$59.50

The total fair value of shares vested during the three months ended March 31, 2023 and 2022 was approximately $16.2 million and $5.6 million, respectively. Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of March 31, 2023 and 2022 was $27.5 million and $29.7 million, respectively, and is expected to be expensed over the next 2.2 years.

Performance-based Stock Awards

The Company issued stock-based awards to third-party consultants for providing marketing, sales, and general business development services related to Celsius products. The stock-based awards are in the form of restricted stock units with performance vesting conditions (“performance stock units” or “PSUs”). The holders of unvested PSUs do not have the same rights as stockholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. Some of the PSU performance vesting conditions are linked to the consultants obtaining specified incremental earnings for the Company in a given year over the performance vesting period (typically five years) and some of the awards are linked to employees of the Company and have specific performance-based metrics to be met in year one and year two of the issuance. The fair value of PSUs is based on the market price of the underlying stock on the grant date. The Company recognizes compensation cost for performance stock awards issued to non-employees in the same manner and periods as though cash had been paid for services received.

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

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

A summary of the Company’s PSU activity for the three months ended March 31, 2023 and 2022 is presented in the following table:

Three Months Ended
	March 31, 2023		March 31, 2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares (000's)	Fair Value	Shares (000's)	Fair Value
Unvested at beginning of period	76	$91.48	15	$64.65
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited and cancelled	—	—	—	—
Unvested at end of period	76	$91.48	15	$64.65

Unrecognized compensation expense related to outstanding PSUs issued to employees and non-employee consultants as of March 31, 2023 and 2022 was approximately $3.2 million and $0.9 million, respectively, and is expected to be expensed over the next 1.4 years.

19.
COMMITMENTS AND CONTINGENCIES

Legal

In March of 2019, Daniel Prescod filed a putative class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, filed on March 19, 2019, (the “Prescod Litigation”). Daniel Prescod asserts that the Company’s use of citric acid in its products while simultaneously claiming “no preservatives” violates California Consumer Legal Remedies Act, California Business and Professions Code Section 17200, et seq., and California Business and Professions Code Section 17500, et seq., because citric acid acts as a preservative. The Company does not use citric acid as a preservative in its products, but rather as a flavoring, and therefore it believes that its “no preservatives” claim is fair and not deceptive. A motion to certify the case as a class action was filed and on August 2, 2021, that motion was granted. No fact discovery was conducted on the merits. On October 12, 2022, the Company and Mr. Prescod notified the court that an agreement in principle to settle had been reached to resolve the case, in connection with the Hezi matter described below.

On November 23, 2021, a case related to the Prescod Litigation, Amit Heli and Joseph Nina v. Celsius Holdings, Inc. was filed in the United States District Court for the Southern District of New York, Case No. 1:21-cv-09892. The Company answered the complaint on February 11, 2022. Like the Prescod Litigation, the plaintiffs in this case allege that the Company’s use of citric acid in its products while simultaneously claiming “no preservatives” constitutes false advertising and unfair or deceptive trade practices. Unlike the Prescod Litigation, in this case the violations alleged are of New York’s General Business Law. As with the Prescod Litigation, the Company does not use citric acid as a preservative in its products, but rather as a flavoring, and therefore it believes that its “no preservatives” claim is fair and not deceptive. On October 12, 2022, the Company and Mr. Prescod notified the courts that an agreement in principle to settle had been reached to resolve the Prescod and Hezi case for an aggregate amount of $7.8 million. The Company and Mr. Prescod submitted the settlement agreement to the court, which entered its preliminary approval on November 23, 2022, and set a final Fairness Hearing for March 31, 2023, for judicial approval. On March 31, 2023, the District Court of the Southern District of New York issued its order granting final approval of the settlement. As of March 31, 2023 and December 31, 2022, $7.8 million was accrued and included in accounts payable and accrued expenses in the consolidated balance sheet. Celsius paid the balance of the $7.8 million to the Settlement Administrator on April 17, 2023.

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

On March 16, 2022, Christian McCallion filed a class action lawsuit against the Company in the United States District Court for the Southern District of Florida. Plaintiff McCallion asserts that because of the Company's delay in filing its Annual Report on Form 10-K for the year ended December 31, 2021, there was a decline in the market value of the Company’s securities and as a result, class members suffered significant losses and damages. On June 6, 2022 Judge Middlebrooks appointed a lead class plaintiff and the Company filed its Motion to Dismiss on August 5, 2022. On March 22, 2023, the motion to dismiss was granted in part and denied in part, and discovery has commenced with anticipated summary judgment motions later this year. As the Company has previously disclosed in its periodic reports filed with the SEC, prior to filing an application for an automatic fifteen (15) day extension of the original filing date, the Company experienced staffing limitations, unanticipated delays and identified material errors in previous filings. The Company does not believe it has committed any federal securities violations or made false and/or misleading statements and/or material omissions as alleged in the complaint. The Company intends to contest the claims vigorously on the merits.

On January 11, 2023, Doreen R. Lampert filed a derivative stockholder complaint against certain of the Company’s directors and a former officer and, nominally, against the Company, in the United Stated District Court of the District of Nevada. Plaintiff Lampert asserts that the same

Celsius Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

(Tabular dollars in thousands, except per share amounts)

allegations giving rise to the McCallion class action lawsuit also support claims for breach of fiduciary duty against the directors and former officer, among other claims. The deadline to respond to the complaint will be April 20, 2023. The parties agreed to stay this action pending the close of discovery in the McCallion matter. The Company does not believe its directors or former officer have breached any fiduciary duties or are otherwise liable under the theories plead in the complaint and the Company intends to contest the claims vigorously on the merits.

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

A jury trial commenced on this matter on January 10, 2023. On January 18, 2023, the jury rendered a verdict against the Company for $82.6 million in compensatory damages. On April 27, 2023, the trial court denied the Company's filed post-trial motions which sought (i) judgment in favor of the Company dismissing the case notwithstanding the verdict based on the plain language of the contracts at issue; (ii) in the alternative, granting a new trial due to the numerous errors at trial; or (iii) in the alternative, reducing the award of damages to $2.1 million, which reflects the Company’s stock price on the date that the jury found the relevant revenue and sales benchmarks at issue were met. The Company filed a notice of appeal to the Fourth District Court of Appeal for the State of Florida on February 21, 2023. The judgment will accrue post-judgement interest at 5.52 percent per year as of February 13, 2023.

We believe that the jury verdict is not supported by the facts of the case or applicable law, is the result of significant trial error, and there are strong grounds for appeal. We filed a notice of appeal to the Fourth District Court of Appeal for the State of Florida on February 21, 2023, which is currently proceeding. We intend to vigorously challenge the judgment through all appropriate appeal processes.

As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We currently estimate a range of possible outcomes between $2.1 million and $82.6 million plus interest, and we have accrued a liability as of March 31, 2023 and December 31, 2022, reflected in accounts payable and accrued expenses in the consolidated balance sheets, at the lower end of the range, which is the amount we believe is the most likely estimate for a probable loss on this matter. The ultimate loss to the Company of the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

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

As of March 31, 2023 and December 31, 2022, we have contingent commitment to third parties of $29.3 million and $30.7 million, respectively. Our guarantees are primarily related to third party suppliers and have arisen through the normal course of business. The contingent commitments may have various terms, and none are individually significant.

Additionally, our business and results of operations may be adversely affected by the business and economic uncertainty resulting from the pandemic and public health crises related to COVID-19, which is affecting the macro-economic environment.

20.
SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date the consolidated financial statements are issued. Except for the matters discussed in Note 19. Commitments and Contingencies, there were no other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to: our ability to successfully make and integrate acquisitions; the impact on our operations from public health crises, including the COVID-19 pandemic; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure.

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

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Revenue

For the three months ended March 31, 2023, revenue was approximately $259.9 million, an increase of $126.6 million or 94.9% from $133.4 million for the three months ended March 31, 2022. The total increase in revenue was largely attributable to increases in sales volume, as opposed to increases in product pricing. This growth was as a result of increased revenues from North America, where first quarter 2023 revenues were $248.6 million, an increase of $125.1 million or 101.3% from the same period in 2022. North America was driven by increases in distribution points and SKUs per location as well as some benefit from increased days inventory outstanding at the mixing centers of its largest distributor.

European revenues for the three months ended March 31, 2023 were $8.7 million, which increased by $0.2 million from the same period in 2022 due to foreign exchange rates and timing of new product launches. Asia revenues (which primarily consist of royalty revenues from our China licensee) contributed an additional $1.3 million, an increase of $0.3 million for the same period in 2022. Other international markets generated approximately $1.5 million in revenues during the three months ended March 31, 2023, an increase from $0.5 million for the same period in 2022.

The following table sets forth the amount of revenues by category and changes therein for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
Revenue Source	2023	2022
Total revenue	$259,939	$133,388

North America revenue	248,552	123,473

Europe revenue	8,652	8,495

Asia revenue	1,258	966

Other revenue	1,477	454

Gross Profit

For the three months ended March 31, 2023, gross profit increased by approximately $59.9 million or 111% to $113.8 million, from approximately $53.9 million for the three months ended March 31, 2022. Gross profit margins reflected an increase to 43.8% for the three months ended March 31, 2023 from 40.4% for the same period in 2022. The increase in gross profit dollars is related to increases in sales volumes, while the increase in gross profit margins is mainly related to our ability to leverage the increased volumes associated with our significant growth as well as a reduced mix of higher cost international cans, offset in part by some additional inventory write-offs and freight expense as we continue to integrate our business into the Pepsi distribution system across the U.S.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2023 were $68.9 million, compared to $43.8 million for the three months ended March 31, 2022, an increase of $25.1 million. Marketing investment activities were increased by $16.5 million for the three months ended March 31, 2023 in comparison to the same period in 2022. Employee costs increased by $3.6 million, as we continued to invest in this area to have the proper infrastructure to support our growth. Administrative expenses amounted to $10.0 million or an increase of $5.5 million, approximately 100%, when compared to the same period in the prior year. This variance is mainly related to an increase in audit costs, legal expenses, insurance costs and office rent. Stock option expense for the three months ended March 31, 2023, was $5.5 million, an increase of $1.2 million from the same period in 2022. The change in stock option expense was mainly attributable to new awards to a growing employee base. Management deems it very important to motivate employees by providing them with ownership in the business in order to promote overperformance which translates into the continued success of our business based on key performance attributes. The remaining increases totaling $1.4 million were related to research and development, depreciation and amortization, and use and excise taxes. Lastly, this was offset by decreased storage and distribution as well as broker costs which accounted for a decrease of $3.0 million when compared to the three months ended March 31, 2022.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2023 and 2022 is mainly related to interest income which is offset by foreign currency exchange.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders for the three months ended March 31, 2023 was $34.4 million or $0.41 per share based on a weighted average of approximately 76.7 million shares outstanding. In comparison, for the three months ended March 31, 2022, the Company had a net income attributable to common stockholders of approximately $6.7 million or $0.09 per share, based on a weighted average of 75.2 million shares outstanding. Diluted earnings per share was $0.40 and $0.09 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had cash of approximately $633.6 million (including restricted cash of $38.1 million) and $652.9 million (including restricted cash of $38.8 million), respectively, and working capital of approximately $801.4 million and $756.7 million, respectively.

We believe that cash available from operations, including our cash resources, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable and other assets, and purchases of capital assets and equipment for the next twelve (12) months with respect to our current operating plan. Please refer to "Risk Factors" in Part 1, Item 1A, in our 2022 Annual Report for these and other factors that may have a material impact on our operations. Our primary sources of cash included cash from operations and proceeds from the issuance of Series A convertible preferred shares. These sources of cash are available to fund cash outflows that have both a short and long-term component.

Purchases of inventories, increases in accounts receivable and other assets, equipment (including coolers), advances for our co-packers, payments of accounts payable, and income taxes payable are expected to remain our principal recurring uses of cash.

Our current operating plan for the next twelve (12) months reflects sufficient financial resources.

Cash flows (used in) provided by operating activities

Cash flows used in operating activities totaled approximately $13.8 million for the three months ended March 31, 2023, which compares to $9.1 million net cash provided by operating activities for the three months ended March 31, 2022. The approximately $22.9 million decrease in cash generation was primarily driven by the timing of cash receipts.

Cash flows provided by (used in) investing activities

Cash flows provided by investing activities totaled approximately $1.0 million for the three months ended March 31, 2023, which compares to cash used in investing activities of $0.7 million for the three months ended March 31, 2022. The increase in the cash provided by investing activities when compared to the 2022 period was primarily due to proceeds on our note receivable, as we received approximately $3.2 million in March 2023. This was offset by an outlay of cash for property and equipment.

Cash flows (used in) provided by financing activities

Cash flows used in financing activities totaled approximately $6.3 million for the three months ended March 31, 2023, which compares to cash provided by financing activities of $0.8 million for the three months ended March 31, 2022. The increase in cash used in financing activities is mainly related to the quarterly Pepsi dividend payment of $6.8 million.

Off Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with US GAAP, which requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies or estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, "Financial Statements and Supplementary Data" (Note 2), included in our 2022 Annual Report for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We identified material weaknesses as of December 31, 2022 in our internal controls over financial reporting, which were not fully remedied as of March 31, 2023. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As a result of these material weaknesses, we concluded that internal controls over the following areas were not effective as of December 31, 2022 and were not fully remedied as of March 31, 2023.

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

Remediation Plan

As of the date of this Quarterly Report on Form 10-Q, management is re-assessing the design of controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including but not limited to (a) improving consistency in change management supported by standard operating procedures to govern the authorization, testing and approval of changes to information technology systems supporting all of the Company’s internal control processes, (b) enhancing design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures and financial reporting controls, (c) continuing to identify and design and implement effective review and approval controls, and (d) implementing appropriate timely review and oversight responsibilities within the accounting and financial reporting functions.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2023, we have been implementing and will aggressively continue to implement changes that are both organizational and process-focused to improve the control environment. We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal controls over financial reporting and information technology general controls which will address the material weaknesses noted as of December 31, 2022. These remedial measures were considered changes to our internal control environment which had a material effect on internal control over financial reporting. We will not be able to conclude whether the material weaknesses have been remediated until the completion of the December 31, 2023 annual report on Form 10-K.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item is incorporated herein by reference to Note 19. Commitments and Contingencies in the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Information about our most recent risk factors is disclosed in Part I, Item 1A “Risk Factors” in our 2022 Annual Report for the year ended December 31, 2022. At March 31, 2023, there have been no material changes to the information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, except as previously disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Articles of Incorporation of Celsius Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 9, 2022).

3.2	Amended and Restated Bylaws of Celsius Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on August 9, 2022).

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer**

32.2	Section 906 Certification of Chief Financial Officer**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline iXBRL and contained in Exhibit 101

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Dated: May 9, 2023	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2023	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)