Form 10-Q
period 2023-06-30
Celsius Holdings, Inc.
filed 2023-08-08
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of July 31, 2023 was 76,891,227 shares.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Celsius Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value) (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$681,054	$614,159
Restricted cash	—	38,768
Accounts receivable-net	197,811	63,311
Note receivable-current, net	3,323	2,979
Inventories-net	152,545	173,289
Prepaid expenses and other current assets	23,398	11,341
Deferred other costs-current	14,124	14,124
Total current assets	1,072,255	917,971

Note receivable-non-current	—	3,574
Property and equipment-net	15,892	10,185
Deferred tax asset	28,373	501
Right of use assets-operating leases	756	972
Right of use assets-finance leases	171	208
Other long-term assets	254	263
Deferred other costs-non-current	255,400	262,462
Intangibles-net	12,211	12,254
Goodwill	13,937	13,679
Total Assets	$1,399,249	$1,222,069

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$94,313	$106,147
Income taxes payable	58,798	1,193
Accrued distributor termination fees	—	3,986
Accrued promotional allowance	98,933	35,977
Lease liability obligation-operating leases	505	661
Lease liability obligation-finance leases	67	70
Deferred revenue-current	9,500	9,675
Other current liabilities	7,109	3,586
Total current liabilities	269,225	161,295

Long-term liabilities:
Lease liability obligation-operating leases	249	326
Lease liability obligation-finance leases	147	162
Deferred tax liability	2,333	15,919
Deferred revenue-non-current	171,745	179,788
Total Liabilities	443,699	357,490

Commitments and contingencies (Note 19)

Mezzanine Equity:
Series A convertible preferred shares, $0.001 par value, 5% cumulative dividends; 1,467 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively, aggregate liquidation preference of $550,000 as of June 30, 2023 and December 31, 2022, respectively	824,488	824,488
Stockholders’ Equity:
Common stock, $0.001 par value; 100,000 shares authorized, 76,884 and 76,382 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	77	76
Additional paid-in capital	278,980	280,668
Accumulated other comprehensive loss	(1,877)	(1,881)
Accumulated deficit	(146,118)	(238,772)
Total Stockholders’ Equity	131,062	40,091
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$1,399,249	$1,222,069
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$325,883	$154,020	$585,822	$287,408
Cost of revenue	166,889	94,701	313,010	174,195
Gross profit	158,994	59,319	272,812	113,213
Selling, general and administrative expenses	94,181	46,889	163,086	90,667

Income from operations	64,813	12,430	109,726	22,546

Other Income (Expense):

Interest income on note receivable	28	55	73	133
Interest income (expense), net	5,545	(3)	10,469	(4)
Foreign exchange loss	(931)	(514)	(1,049)	(676)
Total other income (expense)	4,642	(462)	9,493	(547)

Net income before income taxes	69,455	11,968	119,219	21,999

Income tax expense	(17,946)	(2,810)	(26,483)	(6,161)

Net income	$51,509	$9,158	$92,736	$15,838

Dividends on Series A convertible preferred shares	(6,856)	—	(13,637)	—
Income allocated to participating preferred shares	(3,796)	—	(6,727)	—
Net income attributable to common stockholders	$40,857	$9,158	$72,372	$15,838

Other comprehensive income:
Foreign currency translation (loss) gain, net of income tax	(590)	(2,296)	4	(2,787)
Comprehensive income	$40,267	$6,862	$72,376	$13,051

Earnings per share:
Basic	$0.53	$0.12	$0.94	$0.21
Dilutive	$0.52	$0.12	$0.92	$0.20
Weighted average shares outstanding:
Basic	76,845	75,451	76,759	75,472
Dilutive	78,944	78,372	78,859	78,397
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands)
(Unaudited)

	Stockholders' Equity
	Common Stock						Mezzanine Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Preferred Shares	Amount
Balance at December 31, 2022	76,382	$76	$280,668	$(1,881)	$(238,772)	$40,091	1,467	$824,488
Adoption of accounting standard	—	—	—	—	(82)	(82)	—	—
Stock-based compensation expense	—	—	5,507	—	—	5,507	—	—
Issuance of common stock pursuant to exercise of stock options and vested restricted stock units - Cashless	251	1	—	—	—	1	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	149	—	478	—	—	478	—	—
Dividends paid to Series A convertible preferred shares	—	—	(6,781)		—	(6,781)	—
Foreign currency translation	—	—	—	594	—	594	—	—
Net income	—	—	—	—	41,227	41,227	—	—
Balance at March 31, 2023	76,782	$77	$279,872	$(1,287)	$(197,627)	$81,035	1,467	$824,488
Stock-based compensation expense	—	—	5,735	—	—	5,735	—	—
Issuance of common stock pursuant to exercise of stock options and vested restricted stock units - Cashless	63	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	39	—	229	—	—	229	—	—
Dividends paid to Series A convertible preferred shares	—	—	(6,856)	—	—	(6,856)	—	—
Foreign currency translation	—	—	—	(590)	—	(590)	—	—
Net income	—	—	—	—	51,509	51,509	—	—
Balance at June 30, 2023	76,884	$77	$278,980	$(1,877)	$(146,118)	$131,062	1,467	$824,488
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands)
(Unaudited)

	Stockholders' Equity
	Common Stock						Mezzanine Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Preferred Shares	Amount
Balance at December 31, 2021	74,909	$75	$267,847	$614	$(51,490)	$217,046	—	$—
Stock-based compensation expense	—	—	4,310	—	—	4,310	—	—
Issuance of common stock pursuant to exercise of stock options - Cashless	248	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	194	—	810	—	—	810	—	—
Foreign currency translation	—	—	—	(491)	—	(491)	—	—
Net income	—	—	—	—	6,679	6,679	—	—
Balance at March 31, 2022	75,351	$75	$272,967	$123	$(44,811)	$228,354	—	$—
Stock-based compensation expense	—	—	4,207	—	—	4,207	—	—
Issuance of common stock pursuant to exercise of stock options - Cashless	99	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	172	1	449	—	—	450	—	—
Foreign currency translation	—	—	—	(2,296)	—	(2,296)	—	—
Net income	—	—	—	—	9,158	9,158	—	—
Balance at June 30, 2022	75,622	$76	$277,623	$(2,173)	$(35,653)	$239,873	—	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For The Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$92,736	$15,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	953	556
Amortization	294	275
Allowance for credit losses	1,088	466
Amortization of deferred other costs	7,062	—
Inventory excess and obsolescence	(3,888)	331
Loss on disposal of property and equipment	191	—
Stock-based compensation expense	11,242	8,517
Deferred income taxes-net	(41,044)	1,072
Foreign exchange loss	206	602
Changes in operating assets and liabilities:
Accounts receivable-net	(135,600)	(27,920)
Inventories-net	24,632	28,753
Prepaid expenses and other current assets	(12,058)	1,257
Accounts payable and accrued expenses	(12,491)	(7,176)
Income taxes payable	57,605	—
Accrued promotional allowance	62,995	17,512
Accrued distributor termination fees	(3,986)	—
Other current liabilities	3,523	1,820
Change in right of use and lease obligation-net	(38)	(95)
Deferred revenue	(8,219)	—
Other long-term liabilities	—	488
Other assets	8	—
Net cash provided by operating activities	45,211	42,296

Cash flows from investing activities:
Collections from note receivable	3,233	2,592
Purchase of property and equipment	(6,810)	(2,456)
Net cash (used in) provided by investing activities	(3,577)	136

Cash flows from financing activities:
Principal payments on finance lease obligations	(22)	(37)
Proceeds from exercise of stock options	707	1,260
Dividends paid on preferred shares	(13,637)	—
Net cash (used in) provided by financing activities	(12,952)	1,223
Effect of exchange rate changes on cash and cash equivalents	(555)	121
Net increase in cash and cash equivalents	28,127	43,776
Cash and cash equivalents at beginning of the period	652,927	16,255

Cash and cash equivalents at end of the period	$681,054	$60,031
Supplemental disclosures:
Cash paid for:
Taxes	$10,033	$2,100
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
1.ORGANIZATION AND DESCRIPTION OF BUSINESS
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
In connection with the Distribution Agreement and Transition Agreement, the Company terminated agreements with existing suppliers to transition territory rights to Pepsi. These expenses were recognized by the Company upon delivery of termination notices to the other distributors, in accordance with ASC Topic 420 Exit or Disposal Cost Obligations. As of the six months ended June 30, 2023, projected payments less the payments received were refunded. See Note 13. Related Party Transactions for more information.
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation — The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for any future period or the full year. These unaudited consolidated financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the Amendment No. 1 to the Annual Report on Form 10-K/A (collectively the "2022 Annual Report"). These unaudited consolidated financial statements and the accompanying notes should be read in conjunction with the 2022 Annual Report. The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Certain prior period amounts have been reclassified to conform with current period presentation in the consolidated financial statements and notes thereto. Accrued promotional allowance and income tax payable were reallocated from within Accounts payable and accrued expenses and are now reflected as standalone line items in the consolidated balance sheets and consolidated statements of cash flows, respectively.
Significant Estimates — The preparation of consolidated financial statements and accompanying disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. Significant estimates include the allowance for current expected credit losses, allowance for inventory obsolescence and sales returns, the useful lives of property and equipment, impairment of goodwill and intangibles, deferred taxes and related valuation allowance, promotional allowance, and valuation of stock-based compensation.
Segment Reporting — Operating segments are defined as components of an enterprise that engage in business activities, have discrete financial information, and whose operating results are regularly reviewed by the chief operating decision maker ("CODM") to make decisions about allocating resources and to assess performance. Even though the Company has operations

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
in several geographies, it operates as a single enterprise. The Company's operations and strategies are centrally designed and executed given that the geographical components are very similar. The CODM (the Chief Executive Officer) reviews operating results primarily from a consolidated perspective, and makes decisions and allocates resources based on that review. The reason the Company's CODM focuses on consolidated results in making decisions and allocating resources is because of the significant economic interdependencies between the Company's geographical operations and the Company’s U.S. entity.
Concentrations of Risk — Substantially all of the Company’s revenue is derived from the sale of Celsius® functional energy drinks and liquid supplements.
Revenue from customers accounting for more than 10% of total revenue for the three and six months ended June 30, 2023 and 2022 are as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022
Pepsi	56.7%	—%	58.3%	—%
Costco	13.0%	15.9%	12.9%	16.6%
All others	30.3%	84.1%	28.8%	83.4%
Total	100.0%	100.0%	100.0%	100.0%
Accounts receivable from customers accounting for more than 10% of total accounts receivable for the six months ended June 30, 2023 and the year ended December 31, 2022 are as follows:

	2023	2022
Pepsi	68.4%	47.6%
Amazon	10.7%	11.8%
All others	20.9%	40.6%
Total	100.0%	100.0%
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and note receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit. At June 30, 2023 and December 31, 2022, the Company had approximately $680.6 million and $652.4 million in excess of the Federal Deposit Insurance Corporation limit.
Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2023 and December 31, 2022, the Company did not have any investments with original maturities of three months or less.
Restricted Cash — The Company received upfront payments from Pepsi during 2022, which were contractually restricted and could only be used to satisfy termination payments due to former distributors or must be repaid to Pepsi. These upfront payments received from Pepsi could not be used for general operating activities of the Company and were classified as restricted cash based on the terms of the Transition Agreement. See Note 4. Revenue for more information. At June 30, 2023, the Company did not have restricted cash. At December 31, 2022, the Company had $38.8 million of restricted cash.
Accounts Receivable and Current Expected Credit Losses — The Company is exposed to potential credit risks associated with its product sales and related accounts receivable, as it generally does not require collateral. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, a review of the current status of customers’ trade accounts receivables, and where available, a review of the financial strength and credit ratings of larger customers. Customers are pooled based on sharing specific risk factors and the Company reassesses these customer pools on a periodic basis. The receivables allowance is based on aging of the accounts receivable balances and forward-looking information. The Company uses the probability of default and forward-looking information to assess credit risk and estimate expected credit losses for its note receivable related to Qifeng Food Technology (Beijing) Co. Ltd ("Qifeng"). See Note 7. Note Receivable for more information on Qifeng and the note receivable.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
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

Allowance for Expected Credit Losses
Balance as of December 31, 2022	$2,147
Current period change for expected credit losses	(118)
Balance as of June 30, 2023	$2,029
Inventories — Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. At June 30, 2023 and December 31, 2022, there was an inventory allowance for excess and obsolete products of approximately $4.5 million and $8.4 million, respectively. The changes in the allowance are included in cost of revenue.
Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset, generally ranging from three to seven years.
Impairment of Long-Lived Assets — In accordance with ASC Topic 360, Property, Plant, and Equipment the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset, if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairment charges during the six months ended June 30, 2023 and 2022.
Long-Lived Asset Geographic Data — The following table sets forth long-lived asset information, which includes property and equipment-net, right-of-use assets, and definite-lived intangibles and excludes goodwill and indefinite-lived intangibles, where individual countries represent a significant portion of the total:

	June 30, 2023	December 31, 2022
United States	$15,042	$9,750

Finland	12,165	12,171
Sweden	1,338	1,251
Other	29	1
Long-lived assets related to foreign operations	13,532	13,423
Total long-lived assets-net	$28,574	$23,173
Goodwill — The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis as of October 1st, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, and cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. At June 30, 2023 and December 31, 2022, there were no indicators of impairment.
Intangible Assets — Intangible assets are comprised of customer relationships and brands acquired in a business combination. In accordance with ASC Topic 350, Intangibles - Goodwill, and Other, the Company amortizes intangible assets with a definitive life over their respective useful lives. The Company tests intangible long-lived assets for impairment when events suggest that the carrying amount may not be recoverable. The test involves comparing the asset's carrying amount to its estimated undiscounted future cash flows. If the carrying amount exceeds these cash flows, an impairment loss, equal to the difference between the carrying amount and the fair value, is recognized. Assets with indefinite lives are tested for impairment

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
on an annual basis as of October 1st or more frequently if the Company believes impairment exists. At June 30, 2023, there were no indicators of impairment.
Revenue Recognition — The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers ("ASC 606"). Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred based on the commercial terms of the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. See Note 4. Revenue for more information.
Deferred Revenue — The Company receives payments from certain distributors in new territories as reimbursement for contract termination costs paid to the prior distributors in those territories. Amounts received pursuant to these new and/or amended distribution agreements entered into with certain distributors relating to the costs associated with terminating the Company’s prior distributors, are accounted for as deferred revenue and recognized ratably over the anticipated life of the respective new distribution agreements. As of June 30, 2023, the Company had approximately $181.2 million in deferred revenue, of which $171.7 million is classified as deferred revenue-non-current and $9.5 million is classified as deferred revenue-current in the consolidated balance sheets and are contract liabilities related to Pepsi which are recognized ratably over the twenty-year agreement. Refer to Note 13. Related Party Transactions for more information.
Accrued Distributor Termination Fees — Termination charges related to certain of the Company’s prior distributors are included in selling and marketing expenses upon termination. The Company did not have any accrued distributor termination fees as of June 30, 2023. Refer to Note 13. Related Party Transactions for more information.
Customer Advances — From time to time the Company requires deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances liability within deferred revenue. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies. The Company had no customer advances as of June 30, 2023 or December 31, 2022, respectively.
Advertising Costs — Advertising costs are expensed as incurred and charged to selling, general and administrative expenses. The Company mainly uses radio, local sampling events, sponsorships, endorsements, and digital advertising. The Company incurred marketing and advertising expenses of approximately $36.5 million and $14.8 million, respectively, during the three months ended June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022, the Company incurred marketing and advertising expenses of approximately $67.5 million and $29.3 million, respectively.
Research and Development — Research and development costs are charged to selling, general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test productions of beverages. The Company incurred expenses of approximately $0.2 million and $0.1 million, respectively, during the three months ended June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022, the Company incurred research and development expenses of approximately $0.5 million and $0.2 million, respectively.
Foreign Currency Gain/Loss — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The foreign subsidiaries perform re-measurements of their assets and liabilities denominated in non-functional currencies on a periodic basis and the gain or losses from these adjustments related to fluctuations in foreign exchange rates versus the U.S. dollar are included in the Statements of Operations as foreign exchange gains or losses. For the three months ended June 30, 2023 exchange loss was approximately $0.9 million versus foreign exchange loss of approximately $0.5 million during the three months ended June 30, 2022. For the six months ended June 30, 2023, the foreign exchange loss was approximately $1.0 million versus approximately $0.7 million during the six months ended June 30, 2022.
Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in Other Comprehensive Income, net of tax. The Company incurred a foreign currency translation net loss during the three months ended June 30, 2023 of approximately $0.6 million and a net loss of approximately $2.3 million during the three months ended June 30, 2022. The Company incurred foreign currency translation net gains of less than $0.1 million during the six months ended June 30, 2023 and a net loss of approximately $2.8 million during the six months ended June 30, 2022. The Company's primary operations in different countries required that it transacts in the following currencies:
Chinese-Yuan
Hong Kong-Hong Kong Dollar
Norwegian-Krone
Swedish-Krona

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
Finland-Euro
United Kingdom-Pound Sterling
Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, note receivable and accrued expenses approximate fair value due to their relative short-term maturity and market interest rates.
Income Taxes — The Company accounts for income taxes pursuant to the provisions of ASC Topic 740-10, Accounting for Income Taxes ("ASC 740-10"), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more-likely-than-not that the net deferred asset will not be realized. The Company follows the provisions of the ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.
Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
The Company affirms a tax position as effectively settled upon the completion of an examination by a taxing authority, irrespective of whether the position has been legally extinguished, as per ASC 740-10-25 Definition of Settlement. By doing so, the Company ensures the recognition of previously unrecognized tax benefits. This policy allows the Company to record the full amount of tax benefit related to each tax position, even in cases where, based solely on its technical merits, the tax position is not seen as more-likely-than-not to be sustained and the statute of limitations remains open.
The Company’s tax returns for tax years in 2020 through 2022 remain subject to potential examination by the taxing authorities.
Earnings per Share — The Company computes earnings per share in accordance with ASC Topic 260 Earnings per Share (“ASC 260”), which requires earnings per share ("EPS") for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method. The two-class method is an allocation of earnings (distributed and undistributed) between the holders of common stock and a company’s participating preferred stockholders. Under the two-class method, earnings for the reporting period are allocated between common stockholders and other security holders based on their respective participation rights in undistributed earnings. See Note 3. Earnings per Share for more information.
Stock-Based Compensation — The Company follows the provisions of ASC Topic 718 Compensation — Stock Compensation and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the stock-based compensation. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan"). This 2015 Plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock. The 2015 Plan permits the grant of options and other stock-based awards for up to 5 million shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan, with the shares to be added on the first day of each calendar year, beginning on January 1, 2016. See Note 18. Stock-Based Compensation for more information.
Cost of Revenue — Cost of Revenue consists of the cost of concentrates and or liquid bases, the costs of raw materials utilized in the manufacturing of products, co-packing fees, repacking fees, in-bound & out-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacturing of the Company’s finished products, inventory allowance for excess and obsolete products, and certain quality control costs. Raw materials account for the largest portion of the cost of revenue. Raw materials include cans, bottles, other containers, flavors, ingredients, and packaging materials.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
Operating Expenses — Operating expenses include selling expenses such as warehousing expenses after manufacturing, as well as expenses for advertising, samplings and in-store demonstrations, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also includes costs such as payroll costs, travel costs, professional service fees (including legal fees), depreciation and other general and administrative costs. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of revenue. Freight expense on goods shipped for the three months ended June 30, 2023 and 2022 was approximately $14.9 million and $8.5 million, respectively. Freight expense on goods shipped for the six months ended June 30, 2023 and 2022 was approximately $29.1 million and $11.4 million, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
Recent Accounting Pronouncements
The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.
Effective January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL"), using a modified retrospective approach. ASU 2016-13 replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The guidance requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due. Upon adoption, changes in the allowance were not material.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
3.EARNINGS PER SHARE
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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$51,509	$9,158	$92,736	$15,838
Less: dividends paid to Series A convertible preferred stockholders	(6,856)	—	(13,637)	—
Undistributed income	44,653	9,158	79,099	15,838
Income allocated to participating preferred shares	(3,796)	—	(6,727)	—
Net income attributable to common stockholders	$40,857	$9,158	$72,372	$15,838

Denominator:
Weighted average basic common shares outstanding	76,845	75,451	76,759	75,472
Dilutive effect of common shares	2,099	2,921	2,100	2,925
Weighted average diluted shares outstanding	78,944	78,372	78,859	78,397

Earnings per share:
Basic	$0.53	$0.12	$0.94	$0.21
Dilutive	$0.52	$0.12	$0.92	$0.20
For the three and six months ended June 30, 2023, 7.3 million of potentially dilutive securities were excluded from the computation of diluted net income per share related to common stockholders as their effect was antidilutive.
4.REVENUE
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
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
Billbacks (variable consideration) recorded as a reduction to net sales primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following:
•discounts granted off list prices to support price promotions to end-consumers by retailers;
•reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products;
•the Company’s agreed share of fees given to distributors and/or directly to retailers for advertising, in-store marketing and promotional activities;
•the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers;
•incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined volume goals;
•discounted products;
•contractual fees given to the Company’s distributors related to sales made directly by the Company to certain customers that fall within the distributors’ sales territories; and
•contractual fees given to distributors for items sold below defined pricing targets.
For the three months ended June 30, 2023 and 2022, promotional allowance included as a reduction of revenue were $86.4 million and $37.9 million, respectively. For the six months ended June 30, 2023 and 2022, promotional allowance included as a reduction of revenue were $151.9 million and $73.2 million, respectively.
Accrued promotional allowances were $98.9 million and $36.0 million as of June 30, 2023 and December 31, 2022, respectively.
Information about the Company’s net sales by geographical location for the three and six months ended June 30, 2023 and 2022 is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022
North America	$310,815	$145,409	$559,367	$268,882
Europe	11,909	7,280	20,561	15,775
Asia-Pacific	1,606	883	2,864	1,849
Other	1,553	448	3,030	902
Net sales	$325,883	$154,020	$585,822	$287,408
All of the Company’s North America revenue is derived from the United States, which is the Company’s country of domicile.
Sweden represented the largest foreign portion of total consolidated revenue of approximately $7.9 million and $5.1 million for the three months ended June 30, 2023 and 2022, respectively.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
Sweden represented the largest foreign portion of total consolidated revenue of approximately $13.4 million and $10.8 million for the six months ended June 30, 2023 and 2022, respectively.
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
After application of the measurement and classification principles in ASC 505, and ASC 480, the Company accounted for the residual revenue elements of the Pepsi Arrangement under ASC 606. The revenue elements of the Pepsi Arrangement consisted of (i) a $227.8 million upfront payment under the Transition agreement and (ii) a $282.5 million implicit payment made to Pepsi by Celsius, representing the excess fair value over issuance proceeds received for the Series A Convertible Preferred Stock. See Note 13 . Related Party Transactions for more information on the upfront payment and implicit payment related to the excess in fair value over issuance proceeds.
The $282.5 million excess fair value over issuance proceeds of the Series A Convertible Preferred Stock represents an implicit payment made to a customer. The Company concluded that this implicit payment meets the definition of an asset and has been recorded as a deferred other cost in the consolidated balance sheets, with a portion included as current representing current year amortization in the Company's consolidated balance sheets. The Company will amortize the asset balance as contra-revenues ratably over a twenty-year period consistent with the term of the Distribution Agreement. The Company will assess the deferred other cost asset for impairment at each reporting period.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
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
The Company recognizes revenue from the agreement over time because Qifeng simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because of its ongoing efforts in providing the exclusive license rights including providing continuous access, updates and support. Total revenue recognized under the agreement was approximately $0.5 million and $0.5 million, respectively, for the three months ended June 30, 2023 and 2022, and approximately $1.1 million and $1.0 million, respectively, for the six months ended June 30, 2023 and 2022, which is reflected in revenues from Asia-Pacific.
5.INVENTORIES
Inventories, net consist of the following:

	June 30, 2023	December 31, 2022
Finished goods	$95,766	$119,229
Raw materials	61,322	62,491
Less: Inventory reserve	(4,543)	(8,431)
Inventories-net	$152,545	$173,289
6.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets total approximately $23.4 million and $11.3 million at June 30, 2023 and December 31, 2022, respectively, consisting mainly of prepaid advances to co-packers related to inventory production, advertising, prepaid insurance, prepaid slotting fees, value added tax payments and deposits on purchases.
7.NOTE RECEIVABLE
Note receivable consists of the following:

	June 30, 2023	December 31, 2022
Note receivable-current	$3,392	$2,979
Current period change for expected credit losses(1)	(69)	—
Note receivable-non-current	—	3,574
Total	$3,323	$6,553
(1) Upon adoption of CECL in Q1 2023, the Company recorded a reserve for estimated expected credit losses associated with the note receivable.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
Effective January 1, 2019, the Company restructured its China distribution efforts by entering into two separate economic agreements as it relates to the commercialization of its Celsius products (i.e., the license and repayment of investment agreement with Qifeng). See Note 4. Revenue for information regarding the license agreement with Qifeng. Under a separate economic agreement, Qifeng will repay the marketing investments made by Celsius into the China market through 2018, over a five-year period. The repayment, which was formalized via a note receivable from Qifeng (the "Note"), will need to be serviced even if the licensing agreement is cancelled or terminated. The Note is denominated in Chinese-Yuan.
Scheduled principal payments plus accrued interest for the Note are due annually on March 31 of each year starting in 2020. The note receivable is recorded at amortized cost and accrues interest at a rate per annum initially equal to the weighted average of 5% of the outstanding principal up to $5 million and 2% of the outstanding principal above $5 million. On June 12, 2020, it was agreed to fix the interest rate at 3.21% which reflected the weighted average interest rate for the 5-year period of the Note. For the three months ended June 30, 2023 and 2022, interest income was immaterial and $0.1 million, respectively. For the six months ended June 30, 2023 and 2022, interest income was approximately $0.1 million and $0.1 million, respectively.
The Company assesses the note receivable for impairment at each reporting period, by evaluating whether it is probable that the Company will be unable to collect all the contractual principal and interest payments as scheduled in the Note, based on historical experience of Qifeng’s ability to pay, the current economic environment, forward-looking information and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At June 30, 2023 and December 31, 2022, the Note was not deemed to be impaired. Payment in-full was received pertaining to the amounts due on March 31, 2023.
As evidence of solvency for the Note, a stock certificate in Celsius Holdings Inc. which amounts to 30,000 shares owned by an affiliate under common control of Qifeng is being held at a brokerage account. A letter of guarantee was executed with several restrictions regarding their shares. In particular, it was agreed that the stock would not be sold or transferred without the prior written consent from Celsius Holdings, Inc. There are other restrictions and agreements, which include that a statement of account will be provided to Celsius on a quarterly basis to confirm and validate the existence of the remaining shares. The shares serve as one component of management's consideration when evaluating impairment indicators.
8.LEASES
The Company’s leasing activities include operating leases for its corporate office space from a related party (see Note 13. Related Party Transactions) and other operating and finance leases of vehicles and office space for the Company’s European operations.
The future annual minimum lease payments required under the Company’s operating and finance lease liabilities as of June 30, 2023 are as follows:

Future minimum lease payments	Operating Leases	Finance Leases	Total
2023	$334	$52	$386
2024	369	40	409
2025	54	68	122
2026	31	65	96
2027	—	—	—
Total future minimum lease payments	788	225	1,013
Less: Amount representing interest	(34)	(11)	(60)
Present value of lease liabilities	754	214	953
Less: current portion	(505)	(67)	(674)
Long-term portion	$249	$147	$279

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
9.PROPERTY AND EQUIPMENT
Property and equipment-net consists of the following:

	Estimated Useful Life in Years	June 30, 2023	December 31, 2022
Merchandising equipment - coolers	3-7	$14,962	$9,885
Office equipment	3-7	1,286	1,124
Vehicles	5	2,596	1,257
Less: accumulated depreciation		(2,952)	(2,081)
Total		$15,892	$10,185
Depreciation expense amounted to approximately $0.6 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense amounted to approximately $1.0 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.
10.GOODWILL AND INTANGIBLES
At June 30, 2023 and December 31, 2022, goodwill consists of approximately $13.9 million and $13.7 million, respectively, resulting from the excess of the consideration paid over the fair value of net tangible and intangible assets acquired from the Func Food acquisition.
Intangible assets consist of acquired customer relationships and brands from the Func Food acquisition. The carrying amount and accumulated amortization of intangible assets as of June 30, 2023 and December 31, 2022, respectively, were as follows:

	June 30, 2023	December 31, 2022
Definite-lived intangible assets
Customer relationships	$13,670	$13,418
Less: accumulated amortization	(1,914)	(1,610)
Definite-lived intangible assets, net	$11,756	$11,808

Indefinite-lived intangible assets
Brands	$446	$2,984
Less: impairment	—	(2,576)
Effect of exchange rate changes	9	38
Indefinite-lived intangible assets, net	$455	$446
Intangibles-net	$12,211	$12,254
Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life. Amortization expense for the three months ended June 30, 2023 and 2022 was approximately $0.1 million, and $0.1 million, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was approximately $0.3 million, and $0.3 million, respectively. Amortization expense is reflected in selling, general and administrative expenses. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies, for more information regarding the indefinite-lived intangible asset, Brands.
Other fluctuations in the amounts of goodwill and intangible assets are due to currency translation adjustments.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
The following is the future estimated annualized amortization expense related to customer relationships:

2023	$273
2024	547
2025	547
2026	547
2027	547
Thereafter	9,295
Total	$11,756
11.ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Accounts payable	$26,039	$36,248
Due to Pepsi(1)	—	34,807
Accrued freight	4,472	8,532
Accrued expenses	31,514	7,425
Accrued legal	12,403	10,463
Unbilled purchases	19,885	8,672
Total	$94,313	$106,147
(1) See Note 13. Related Party Transactions for more information related to Pepsi.
12.OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
VAT payable	$591	$198
State Beverage Container Deposit	6,518	3,388
Total	$7,109	$3,586
13.RELATED PARTY TRANSACTIONS
Transactions with Pepsi
As further described in Note 14. Mezzanine Equity, on August 1, 2022, the Company issued approximately 1.5 million shares of non-voting Series A to Pepsi. On an as-converted basis, the Series A held by Pepsi accounted for approximately 8.5% of the Company’s outstanding common stock on the date of issuance. Also, as discussed in Note 14, the Purchase Agreement entered into on August 1, 2022 granted Pepsi the right to designate a nominee for election to the Company’s nine-member board of directors, so long as Pepsi meets certain ownership requirements with respect to the Company’s stock. During the year ended 2022, a Pepsi executive was nominated by Pepsi and elected to the Company’s board of directors.
Based on Pepsi’s contractual representation rights for a seat on the Company’s Board of Directors, the Company concluded that Pepsi represents a related party to the Company. The following transactions were recognized in the Company’s financial statements:
•Net sales to Pepsi amounted to $184.9 million and $341.4 million, respectively, for the three and six months ended June 30, 2023 and are included in revenue on the accompanying consolidated statements of operations and comprehensive income.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
•Estimated promotional allowance related to Pepsi was $49.5 million at June 30, 2023 and is included in accrued promotional allowance in the Company's consolidated balance sheets.
•Accounts receivable due from Pepsi on June 30, 2023 and December 31, 2022, were $138.0 million and $31.6 million, respectively, and are included in accounts receivable, net on the Company’s consolidated balance sheets.
•Pepsi paid the Company $227.8 million in cash under the Transition Agreement during the year ended 2022. This amount was used to pay termination fees owed by the Company to terminated distributors; any excess cash received from Pepsi was contractually restricted and due back to Pepsi. The Company recorded deferred revenues (a contract liability) of $181.2 million, which is presented net of $2.3 million and $4.7 million, respectively, of revenue recognized in the consolidated statements of operations for the three and six months ended June 30, 2023. The Company recorded deferred revenues of $189.5 million, net of $4.2 million of revenue recognized as of December 31, 2022. The deferred revenues will be recognized by Celsius ratably over the twenty-year agreement term.
•Amounts due to Pepsi of $34.8 million as of December 31, 2022, representing refund liabilities owed to Pepsi under the Transition Agreement, were recorded to accounts payable and accrued expenses on the accompanying consolidated balance sheets. As of June 30, 2023, payments due to Pepsi were fully refunded, and the Company did not have a refund liability.
•The issuance of Series A to Pepsi was recorded at fair value, determined to be $832.5 million, on August 1, 2022. Cash proceeds from the issuance of Series A received from Pepsi were $550 million. See Note 14. Mezzanine Equity for more information.
•The Company recorded a $282.5 million asset as deferred other costs in the consolidated balance sheets, representing the excess of the $832.5 million fair value of the Series A Preferred Stock over the issuance proceeds of $550 million. As of June 30, 2023 amounts representing the unamortized deferred other costs of $14.1 million and $255.4 million, respectively, are presented in deferred other costs-current and deferred other costs-non-current in the consolidated balance sheets. As of December 31, 2022 amounts representing the unamortized deferred other costs of $14.1 million and $262.5 million, respectively, are presented in deferred other costs-current and deferred other costs-non-current in the consolidated balance sheets. Amortization for the three and six months ended June 30, 2023, was $3.6 million and $7.1 million, respectively. This was recorded as an offset of revenue in the consolidated statements of operations and comprehensive income.
See Notes 1. Organization and Description of Business, 2. Basis of Presentation and Summary of Significant Accounting Policies, 4. Revenue, 11. Accounts Payable and Accrued Expenses, and 14. Mezzanine Equity for more information.
Related Party Lease
The Company’s office is leased from a company affiliated with CD Financial, LLC which is controlled by a major stockholder. The lease extends until December 2024 with a monthly rent of $35 thousand.
Additionally, on May 17, 2023, the Company and CD Financial, LLC entered into an amendment to the lease that expands the leased space, commencing July 1, 2023. The expansion space extends until December 2024 with a monthly rent of $8 thousand.
14.MEZZANINE EQUITY
Series A Convertible Preferred Stock
As of June 30, 2023 and December 31, 2022, the Company designated and authorized approximately 1.5 million shares of Series A Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $375 per share. The stated value per share may be increased from time to time in the event dividends on the Series A are paid-in-kind (“PIK Dividends”) pursuant to the Series A Certification of Designation (the “Series A Certificate”). On August 1, 2022, pursuant to the Purchase Agreement, the Company issued approximately 1.5 million shares of Series A, representing 100% of the authorized Series A shares, to Pepsi for stated cash consideration aggregating $550 million, excluding issuance costs. The Series A was issued concurrently with the execution of the Distribution Agreement and the Transition Agreement. The Company determined that the aggregate fair value of the Series A on the issuance date was $832.5 million, or approximately $568 per share. Accordingly, the Series A Convertible Preferred Stock was recorded at that amount, net of issuance costs of $8.0 million, in the Company’s consolidated balance sheets.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
Mezzanine Classification
The Series A Convertible Preferred Stock is redeemable in the event of a change in control as defined in the Series A Certificate. S99-3A(2) of the SEC's Accounting Series Release No. 268 ("ASR 268") requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A is not mandatorily redeemable, however, a change in control is not solely in control of the Company, and accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in the consolidated balance sheets and consolidated statements of changes in stockholders' equity and mezzanine equity as of and for the periods ending June 30, 2023 and December 31, 2022, respectively. The Series A is not considered mandatorily redeemable.
Pursuant to the Purchase Agreement, Pepsi, together with its affiliates, has certain rights and is also subject to various restrictions with respect to the percentage of the Company’s outstanding common shares on an as-converted basis through purchases of the Company’s common stock in the open market and the accumulation of PIK Dividends. Additionally, pursuant to the Purchase Agreement, Pepsi has the right to designate one nominee for election to Company’s board of directors, so long as Pepsi (together with its affiliates) beneficially owns at least approximately 3.7 million shares of the Company’s outstanding common stock on an as-converted basis. In August 2022, the Company expanded the number of seats from eight to nine in connection with the election of a Pepsi representative to the Company’s board of directors.
Liquidation Preference
The Series A ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s common stock, (ii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A, and (iii) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A. The aggregate liquidation preference of the Series A is $550 million as of June 30, 2023 and December 31, 2022.
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
Dividends
The Series A entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind, or a combination thereof, at the Company’s election (“Regular Dividends”). Regular Dividends accrue on each share of Series A at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly Regular Dividends, shares of Series A also entitle the holder to participate in any dividends paid on the Company’s common stock on an as-converted basis. The Company declared and paid $6.9 million and $13.6 million in Regular Dividends on the Series A, which amounted to $4.67 and $9.30, respectively, per share of Series A for the three and six months ended June 30, 2023. There were no cumulative undeclared dividends on the Series A at June 30, 2023. In addition, there were no dividends issued to common shareholders as of the six months ended June 30, 2023 and 2022.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
Company’s Optional Redemption
At any time from and after the earlier of (i) August 1, 2029, if the ten-day volume weighted average price of the Company’s common stock (the “Ten-Day VWAP”) does not exceed the conversion price on the date immediately prior to the date the Company delivers a redemption notice to the holders, and (ii) the cancellation of the Distribution Agreement by the Company. The Company shall have the right to redeem all (and not less than all) of the then-outstanding shares of Series A at the Redemption Price. In the event of the Company's optional redemption, the Company shall affect such redemption by paying the entire Redemption Price on or before the date that is thirty days after the delivery of the Company’s redemption notice and by redeeming all the shares of Series A on such date.
Change in Control Redemption
In the event of (i) a sale or transfer, directly or indirectly, of all or substantially all of the assets of the Company in any transaction or series of related transactions (other than sales in the ordinary course of business); or (ii) any merger, consolidation or reorganization of the Company with or into any other entity or entities as a result of which the holders of the Company’s outstanding capital stock (on a fully-diluted basis) immediately prior to the merger, consolidation or reorganization no longer represent at least a majority of the voting power of the surviving or resulting Company or other entity; or (iii) any sale or series of sales, directly or indirectly, beneficially or of record, of shares of the Company’s capital stock by the holders thereof which results in any person or group of affiliated persons owning capital stock holding more than 50% of the voting power of the Company (a “Change in Control”), the Company (or its successor) shall redeem all (and not less than all) of the then-issued and outstanding shares of Series A. Upon such redemption, the Company will pay or deliver, as applicable, to each holder in respect of each share of Series A held by such holder, an amount equal to the greater of (A) cash in an amount equal to the Redemption Price, or (B) the amount of cash and/or other assets (including securities) such holder would have received had each share of Series A held by such holder as of the close of business on the business day immediately prior to the effective date of such transaction resulting in a Change of Control, converted into a number of shares of common stock equal to the then-applicable conversion ratio and participated in such transaction resulting in such Change of Control as a holder of shares of common stock (such greater amount, the “Change of Control Redemption Price”). If, in connection with a transaction resulting in a Change of Control, the Company or its successor shall not have sufficient funds legally available under the Nevada law governing distributions to stockholders to redeem all outstanding shares of Series A, then the Company shall (A) redeem, pro rata among the holders, a number of shares of Series A equal to the number of shares of Series A that can be redeemed with the maximum amount legally available for the redemption of such shares of Series A under the Nevada law governing distributions to stockholders, and (B) redeem all remaining shares of Series A not redeemed because of the foregoing limitations at the applicable Change of Control Redemption Price as soon as practicable after the Company (or its successor) is able to make such redemption out of assets legally available for the purchase of such share of Series A. The inability of the Company (or its successor) to make a redemption payment for any reason shall not relieve the Company (or its successor) from its obligation to affect any required redemption when, as and if permitted by applicable law.
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
June 30, 2023
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
Conversion
The shares of Series A may be converted into shares of the Company’s common stock pursuant to the Series A Certificate either at the option of the Company or subject to an automatic conversion as discussed below. The Series A was issued with a conversion price of $75 which is potentially subject to adjustment pursuant to the Series A Certificate. The conversion ratio is calculated as the quotient of (a) the sum of (x) the stated value of such share of Series A as of the applicable conversion date, plus (y) of all accrued and unpaid dividends previously added to the stated value of such share of Series A, and without duplication, all accrued and unpaid dividends per share of Series A through the applicable conversion date; divided by (b) the conversion price as of the conversion date. As of June 30, 2023, the conversion ratio of the Series A into common was 1 to 5. At June 30, 2023, approximately 7.3 million shares of the Company’s common stock are issuable upon conversion of the Series A Convertible Preferred Stock.
Company Optional Conversion
At any time from and after August 1, 2029, provided the Ten-Day VWAP immediately prior to the date the Company delivers a conversion notice to the holders of Series A exceeds the Conversion Price, the Company may elect to convert all, but not less than all, of the outstanding shares of Series A into shares of the Company’s common stock.
As of June 30, 2023, the Series A was not probable of becoming redeemable as the most likely method of settlement is through conversion which is likely to occur before the holder's right to request redemption becomes exercisable.
Automatic Conversion
The Series A will convert automatically into shares of the Company’s common stock upon the occurrence of any of the following, each an “Automatic Conversion Event”:
•Any date from and after the valid termination of the Distribution Agreement by the Company or Pepsi, if the Ten-Day VWAP immediately preceding such date exceeds the Conversion Price of such share as of such date.
•Any date from and after August 1, 2028, on which (x) the Company’s products meet a market share requirement during a specified period (as defined in the Distribution Agreement) and (y) the Ten-Day VWAP immediately prior to such date exceeds the conversion price of such share as of such date. In the case of an automatic conversion, each share of Series A then outstanding shall be converted into the number of shares of common stock equal to the conversion ratio of such share in effect as of the automatic conversion date. The occurrence of an Automatic Conversion Event will terminate any right of the holder to receive a redemption at their request even if such request has already been submitted, provided that the Series A shares have not already been redeemed
Other Accounting Matters
The Company has adopted Accounting Standards Update 2020-06 (“ASU 2020-06”), effective January 1, 2022. The provisions of ASU 2020-06 prohibit the recognition of a beneficial conversion feature on preferred shares issued after the adoption of the ASU. The Company adopted ASU 2020-06 for the Preferred Series A for the year ended December 31, 2022.
FASB ASC 815 generally requires an analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The Company performed an evaluation and determined the Series A and the host instrument is more akin to equity. The Company identified certain embedded redemption and conversion features which it evaluated for bifurcation and determined no bifurcation of these embedded or conversion features was required.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
15.STOCKHOLDERS’ EQUITY
Issuance of common stock pursuant to exercise of stock options and other awards
During the six months ended June 30, 2023, the Company issued an aggregate of 0.5 million shares of its common stock pursuant to the exercise grants under the Company’s 2015 Plan. The Company received aggregate proceeds of approximately $0.7 million for 0.2 million options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.
During the six months ended June 30, 2022, the Company issued an aggregate of 0.7 million shares of its common stock pursuant to the exercise grants under the Company's 2015 Plan. The Company received aggregate proceeds of approximately $1.3 million for 0.4 million options exercised for cash, with the balance of the options having been exercised on a “cashless” basis.
16.FAIR VALUE MEASUREMENTS
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
The Company engaged a third-party valuation firm to assist in determining the fair value of the approximately 1.5 million shares of Series A Convertible Preferred Stock issued on August 1, 2022. The Series A Convertible Preferred Stock is classified in mezzanine equity, see Note 14. Mezzanine Equity for more information. Mezzanine equity and the valuation of the Series A Convertible Preferred Stock represents a non-recurring fair value measurement. The Company used a Monte Carlo simulation model to determine the fair value of the Series A Convertible Preferred Stock on August 1, 2022. The Monte Carlo simulation utilized multiple input variables to determine the value of the Series A Convertible Preferred Stock including a volatility rate of 45%, risk free interest rate of 2.69%, 5.0% dividend rate, the closing price of the Company’s common stock on the issuance date of $98.87, a debt discount rate of 12.5% and a discount for lack of marketability attributed to the registration period of the underlying stock. The selected historical volatility was based on Celsius and a certain peer group. The risk-free interest rate was based on the US STRIPS Rate with a corresponding term as of issuance date. The 5.0% dividend rate is consistent with the provisions of the Series A Convertible Preferred Stock and with the Company’s past payments made in cash. The debt discount rate was based on estimated credit analysis and corresponding market yields as of the issuance date. The Company applied a nominal discount for lack of marketability with respect to the assumed registration period of the underlying shares.
The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy:

	June 30, 2023
	Level 1	Level 2	Level 3
Mezzanine equity:
Series A convertible preferred shares	$—	$824,488	$—
Total	$—	$824,488	$—
Other than those noted previously, the Company did not have any other assets or liabilities measured at fair value at June 30, 2023 and December 31, 2022.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
17.INCOME TAXES
In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, and state and local income taxes.
The effective income tax rate for the three months ended June 30, 2023 was 25.8%, and differed from the statutory federal income tax rate of 21.0% primarily due to disallowed stock-based compensation expense and state income taxes. The effective income tax rate for the six months ended June 30, 2023 was 22.2%, and differed from the statutory federal income tax rate of 21.0% primarily due to windfall benefits on stock-based compensation awards, disallowed stock-based compensation expense, and state income taxes.
The effective income tax rate for the three months ended June 30, 2022 was 23.5%, and differed from the statutory federal income tax rate of 21.0% primarily due to the impact of disallowed stock-based compensation expense, state income tax expense, and the release of certain state income tax reserves. The effective income tax rate for the six months ended June 30, 2022 was 28.0%, and differed from the statutory federal income tax rate of 21.0% primarily due to the impact of disallowed stock-based compensation expense, state income tax expense, and the release of certain state income tax reserves.
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
18.STOCK-BASED COMPENSATION
The Company adopted the 2006 Incentive Stock Plan on January 18, 2007. This plan was intended to provide incentives to attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock. While the plan terminated 10 years after the adoption date, issued awards have their own schedule of terminations. The Company is no longer granting awards under this plan and there are no unvested awards as of June 30, 2023.
The Company adopted the 2015 Plan on April 30, 2015. The 2015 Plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to awards issued. The 2015 Plan permits the grant of options and shares for up to 5 million shares. In addition, there is a provision in the 2015 Plan for an annual increase to the maximum number of shares authorized under the 2015 Plan. The increase shall be added on the first day of the calendar year beginning January 1, 2016, equal to 15% of the number of shares outstanding as of such date. As of June 30, 2023, approximately 5.9 million shares are available for issuance under the 2015 Plan. See Note 15 Stockholders' Equity for more information.
For the three months ended June 30, 2023 and 2022, the Company recognized an expense of approximately $5.7 million and $4.2 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized an expense of approximately $11.2 million and $8.5 million, respectively, of non-cash compensation expense (included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income).
Stock Options
The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. The maximum contractual term of the Company's stock options is 10 years. The Company recognizes forfeitures as they occur. There were options to purchase approximately 1.9 million shares that have vested as of June 30, 2023 and December 31, 2022.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances and recognizes forfeitures as they occur.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	2023(1)	2022(1)	2021
Expected volatility	NA	NA	69.18 - 81.11%
Expected term	NA	NA	4.49 - 5.00 Years
Risk-free interest rate	NA	NA	0.32% - 1.39%
Forfeiture Rate	NA	NA	0.0%
(1) No stock options were issued for the six months ended June 30, 2023 and the year ended December 31, 2022.
A summary of the status of the Company’s outstanding stock options as of June 30, 2023 and changes during the six months ending on that date is as follows:

		Weighted Average		Aggregate Intrinsic Value (000’s)	Weighted Average Remaining Term (Yrs)
	Shares (000’s)	Exercise Price	Grant Date Fair Value
At December 31, 2022	2,266	$9.66		$213,914	5.43
Granted
Exercised	(290)	5.20	102.03	28,070
Forfeiture and cancelled	(1)	18.17
At June 30, 2023	1,975	$10.31		$274,461	4.68
Exercisable at June 30, 2023	1,850	$8.47		$260,268	4.49
The following table summarizes information about employee stock options outstanding at June 30, 2023:

	Outstanding Options			Vested Options
Range of Exercise Price	Number Outstanding at June 30, 2023 (000's)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2023 (000's)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.34 - $1.05	30	0.94	$0.58	30	$0.58	0.94
$1.97 - $2.96	5	2.52	1.97	5	1.97	2.52
$3.23 - $4.85	1,377	4.01	3.81	1,378	3.81	4.01
$5.59 - $8.39	188	4.76	5.78	189	5.78	4.76
$14.53 - $21.80	60	7.09	14.53	40	14.53	7.09
$21.80 - $32.70	14	7.17	21.80	8	21.80	7.04
$42.64 - $63.96	301	7.51	42.67	200	42.67	7.51
Outstanding options	1,975	4.68	$10.31	1,850	$8.47	4.49
As of June 30, 2023 and 2022, the Company had approximately $1.6 million and $5.5 million, respectively, of unrecognized pre-tax non-cash compensation expense related to options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 0.5 years.
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
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
that vest over time is established by the market price on the date of its grant. The Company determines the fair value of restricted stock-based awards based on the market price on the date of grant.
A summary of the Company’s restricted stock award activity for the six months ended June 30, 2023 and 2022 is presented in the following table:

Six Months Ended
	June 30, 2023		June 30, 2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—	0.2	$14.72
Transfers to restricted stock units	—	—	—	—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited and cancelled	—	—	(0.2)	$14.72
Unvested at end of period	—	$—	—	$—
There were no restricted stock awards granted, vested or outstanding during the six months ended June 30, 2023. Fair value of shares vested during the six months ended June 30, 2023 and 2022 was immaterial.
There was no unrecognized compensation expense related to outstanding restricted stock awards to employees and directors for the six months ended June 30, 2023 and 2022.
Restricted Stock Units
Restricted stock units are awards that give the holder the right to receive one share of common stock for each restricted stock unit upon meeting service-based vesting conditions (typically annual vesting in three equal annual installments, with a requirement that the holder remains in the continuous employment of the Company). The Company determines the fair value of restricted stock-based awards based on the market price on the date of grant. The holders of unvested units do not have the same rights as stockholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The value of restricted stock units that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock unit activity for the six months ended June 30, 2023 and 2022 is presented in the following table:

	Six Months Ended
	June 30, 2023		June 30, 2022
	Shares (000's)	Weighted Average Grant Date Fair Value	Shares (000's)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	539	$60.73	566	$52.66
Transfers to restricted stock awards	—	—	—	—
Granted	136	103.19	202	73.33
Vested	(196)	57.30	(145)	51.08
Forfeited and cancelled	(42)	67.72	(42)	61.17
Unvested at end of period	437	$74.79	581	$59.62
The total fair value of shares vested during the six months ended June 30, 2023 and 2022 was approximately $20.5 million and $7.4 million, respectively. Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of June 30, 2023 and 2022 was $24.0 million and $25.8 million, respectively, and is expected to be expensed over the next 2.0 years.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
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
In the third quarter of 2022, the Human Resources and Compensation Committee of the Board of Directors approved the issuance of PSUs to certain employees which represented restricted share units with performance-based vesting. The aggregate grant date fair value of $7.5 million included an immediate vesting of 20% of the shares as well as specific performance-based metrics to be met in year one and year two of the issuance. The Company believes the performance-based metrics are probable of being achieved and will recognize expense for each tranche of the awards separately using the accelerated attribution method according to ASC 718.
A summary of the Company’s PSU activity for the six months ended June 30, 2023 and 2022 is presented in the following table:

Six Months Ended
	June 30, 2023		June 30, 2022
	Shares (000's)	Weighted Average Grant Date Fair Value	Shares (000's)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	76	$91.48	15	$64.65
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited and cancelled	—	—	—	—
Unvested at end of period	76	$91.48	15	$64.65
Unrecognized compensation expense related to outstanding PSUs issued to employees and non-employee consultants as of June 30, 2023 and 2022 was approximately $2.1 million and $0.8 million, respectively, and is expected to be expensed over the next 1.1 years.
19.COMMITMENTS AND CONTINGENCIES
Legal
On January 8, 2021, the Company received a letter from the SEC Division of Enforcement seeking the production of documents in connection with a non-public fact-finding inquiry by the SEC to determine whether violations of the federal securities laws had occurred. The Company has subsequently, received subpoenas for the production of documents in connection with this matter. The investigation and requests from the SEC do not represent that the SEC has concluded that the Company or anyone else has violated the federal securities laws. The Company has cooperated and will continue to cooperate with the SEC staff in its investigation and requests. At this time, however, the Company cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on the Company's results of operations.

On March 16, 2022, a class action lawsuit was filed against the Company in the United States District Court for the Southern District of Florida. Plaintiffs asserted the Company's delay in filing its Annual Report on Form 10-K for the year ended December 31, 2021, caused a decline in the market value of the Company’s securities and as a result, class members suffered significant losses and damages. On June 6, 2022, Judge Middlebrooks appointed a lead class plaintiff and the Company filed its motion to dismiss on August 5, 2022. On March 22, 2023, the motion to dismiss was granted in part and denied in part, and discovery has commenced with anticipated summary judgment motions later this year. As the Company has previously disclosed in its periodic reports filed with the SEC, prior to filing an application for an automatic 15 day extension of the

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
original filing date, the Company experienced staffing limitations, unanticipated delays and identified material errors in previous filings. The Company does not believe it has committed any federal securities violations or made false and/or misleading statements and/or material omissions as alleged in the complaint and had strong defenses. However, to avoid the uncertainty of litigation, the Company decided to settle the lawsuit and reached a nationwide class settlement in principle with the plaintiffs on July 17, 2023 for $7.9 million. The full amount of the settlement has been accrued as of June 30, 2023, within accounts payable and accrued expenses, in the consolidated balance sheets.

On January 11, 2023, Doreen R. Lampert filed a derivative stockholder complaint against certain of the Company’s directors and a former officer and, nominally, against the Company, in the United States District Court of the District of Nevada. Plaintiff Lampert asserts that the same allegations giving rise to the class action lawsuit discussed in the preceding paragraph also supported claims for breach of fiduciary duty against the directors and former officer, among other claims. The deadline to respond to the complaint was to be April 20, 2023. The parties agreed to stay this action pending the close of discovery in the class action lawsuit. On May 19, 2023, a similar derivative stockholder complaint was filed in the United States District Court for the District of Florida, with substantially similar allegations to the derivative action filed in Nevada. The parties agreed to stay this action pending the close of discovery in the class action lawsuit. On July 10, 2023, another similar derivative stockholder complaint was filed in the Clark County District Court, State of Nevada, with substantially similar allegations to the derivative action filed in Nevada, and on July 12, 2023, a fourth similar derivative stockholder complaint was filed in the United States District Court for the District of Florida, with substantially similar allegations to the derivative action filed in Nevada. On July 17, 2023, the Company, along with the plaintiffs of the case being held in the United States District Court for the Southern District of Florida, informed the court that they had reached a tentative agreement to resolve the action on a class-wide basis. The preliminary agreement entails a one-time cash payment of $7.9 million in return for dismissing all allegations leveled against the defendants. However, this agreement is still contingent on final documentation, judicial endorsement, and the fulfillment of other conditions.

On May 4, 2021, Plaintiffs Strong Arm Productions USA, Inc., Tramar Dillard p/k/a Flo Rida, and D3M Licensing Group, LLC filed a lawsuit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiffs asserted that the Company breached two endorsement and licensing agreements that were entered into, between Plaintiffs and the Company in 2014 and 2016. Plaintiffs alleged the Company had reached certain revenue and sales benchmarks set forth in the 2014 agreement that entitled them to receive 750,000 shares of the Company's common stock. In addition, Plaintiffs claimed they were entitled to receive unspecified royalties under the 2016 agreement.

A jury trial commenced on this matter on January 10, 2023. On January 18, 2023, the jury rendered a verdict against the Company for $82.6 million in compensatory damages. On April 27, 2023, the court denied the Company’s post-trial motions which sought (i) judgment in favor of the Company dismissing the case notwithstanding the verdict based on the plain language of the contracts at issue; (ii) in the alternative, granting a new trial due to the numerous errors at trial; or (iii) in the alternative, reducing the award of damages to $2.1 million, which reflects the Company’s stock price on the date that the jury found the relevant revenue and sales benchmarks at issue were met. The judgment will accrue post-judgement interest at 5.52% per year commencing February 13, 2023.

The Company believes that the jury verdict is not supported by the facts of the case or applicable law, is the result of significant trial error, and there are strong grounds for appeal. The Company filed a notice of appeal to the Fourth District Court of Appeal for the State of Florida on February 21, 2023, which is currently proceeding. The Company intends to vigorously challenge the judgment through the appeal processes.

As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable. The Company has taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. The Company currently estimates a range of possible outcomes between $2.1 million and $82.6 million plus interest, and the Company has accrued a liability as of June 30, 2023 and December 31, 2022, reflected in accounts payable and accrued expenses in the consolidated balance sheets, at the low end of the range. The ultimate loss to the Company of the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

In addition to the foregoing, from time to time, the Company may become party to litigation or other legal proceedings that is considered to be a part of the ordinary course of business.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(Tabular dollars in thousands, except per share amounts)
Commitments
The Company has entered into distribution agreements with liquidated damages in case the Company cancels the distribution agreements without cause. Cause has been defined in various ways. If management makes the decision to terminate an agreement without cause, an estimate of expected damages is accrued, and an expense is recorded within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income during the period in which termination was initiated.
As of June 30, 2023 and December 31, 2022, the Company had contingent commitments to third parties of $75.4 million and $30.7 million, respectively. The Company's guarantees are primarily related to third party suppliers and have arisen through the normal course of business. The contingent commitments may have various terms, and none are individually significant.
The Company had contractual obligations aggregating approximately $3.9 million at June 30, 2023, which related primarily to sponsorships and other marketing activities.
20.SUBSEQUENT EVENTS
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
When used in this report, unless otherwise indicated, the terms “the Company,” “Celsius,” “we,” “us,” and “our” refer to Celsius Holdings, Inc. and its subsidiaries.
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
Our forward-looking statements may include, but are not limited to, statements about:
•our expectations relating to expansion into additional geographic markets and product lines;
•our expectations relating to revenue, operating costs and profitability;
•our expectations regarding our strategy and investments;
•our expectations regarding our business, including market opportunity, consumer demand and our competitive advantage;
•our expectations regarding supply chains and distribution networks;
•the impact of future and existing food and drug laws and regulations on our business;
•our expectations regarding cost and availability of materials and ingredients;
•our expectations regarding our future growth prospects and our ability manage our growth and hire capable personnel to support our growth;
•expected competition from the functional energy drink and supplement industries and other sources;
•our expectations relating to marketing and advertising expense;
•the timing of our receipt and recognition of revenues and other payments;
•our expectations about our trademarks and trade secrets;
•general economic and business conditions in particular industries, markets or geographic regions, as well the potential for a significant economic slowdown, stagflation or economic recession;
•political unrest and military actions in foreign countries, particularly the armed conflict in Ukraine, as well as the impact on world markets and energy supplies resulting therefrom;
•our critical accounting policies and related estimates or changes in accounting practices;
•our liquidity and capital needs;
•political, legislative, regulatory and legal challenges;
•the merits or potential impact of any lawsuits filed against us or disputes we may be party to; and
•other statements regarding our future operations, financial condition, prospects and business strategies.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to: our ability to successfully make and integrate acquisitions; the impact on our operations from public health crises, and the performance, reliability and availability of our e-commerce platform and underlying network infrastructure.
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

Our flagship asset, Celsius, is a fitness supplement drink which with exercise, accelerates metabolism and burns calories and body fat while providing energy. This product line comes in two versions, a ready-to-drink supplement format and an on-the-go powder form. We also offer a Celsius Heat and a Branch Chain Amino Acids line, catered to both pre and post-workout consumer needs. Our products are currently offered in major retail channels in the US including conventional grocery, natural, convenience, fitness, mass market, vitamin specialty and e-commerce.
An integral part of our value proposition is our focus on the functional energy drink and liquid supplement category, ensuring our products have clear and proven benefits. This is why we invest in research and development from the start and utilize our proprietary MetaPlus formulation in our portfolio, a blend of ginger root, guarana seed extract, chromium, vitamins, and green tea extract.
Results of Operations
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Revenue
For the three months ended June 30, 2023, revenue was approximately $325.9 million, an increase of $171.9 million or 112% from $154.0 million for the three months ended June 30, 2022. The total increase in revenue was largely driven by continued gains in distribution points and Club Channel growth. This growth was the result of increased revenues from North America, where second quarter 2023 revenues were $310.8 million, an increase of $165.4 million or 114% from the same period in 2022. North America was driven by increases in distribution points and increased sales and marketing investments.
European revenues for the three months ended June 30, 2023 were $11.9 million, which increased by $4.6 million or 64% from the same period in 2022 due to timing of new product launches. Asia-Pacific revenues (which primarily consist of royalty revenues from our China licensee) contributed an additional $1.6 million, an increase of $0.7 million or 82% for the same period in 2022. Other international markets generated approximately $1.6 million in revenues during the three months ended June 30, 2023, an increase from $0.4 million for the same period in 2022.
The following table sets forth the amount of revenues by category and changes therein for the three months ended June 30, 2023 and 2022:

	For The Three Months Ended June 30,
Revenue Source	2023	2022
Total revenue	$325,883	$154,020

North America revenue	$310,815	$145,409

Europe revenue	$11,909	$7,280

Asia-Pacific revenue	$1,606	$883

Other revenue	$1,553	$448
Gross Profit
For the three months ended June 30, 2023, gross profit increased by approximately $99.7 million or 168% to $159.0 million, from approximately $59.3 million for the three months ended June 30, 2022. Gross profit margins reflected an increase to 49% for the three months ended June 30, 2023 from 39% for the same period in 2022. Gross profit improvements are attributed to lower package and raw material cost, reduced product waste/scrap, and improved inbound and outbound freight efficiencies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2023 were $94.2 million, compared to $46.9 million for the three months ended June 30, 2022, an increase of $47.3 million or 101%. Marketing investment activities were increased by $21.7 million for the three months ended June 30, 2023 in comparison to the same period in 2022. Storage and distribution costs increased by $3.0 million compared to the same period in 2022 as our sales volume continues to grow organically. Employee costs increased by $1.8 million as we continued to invest in this area to have the proper infrastructure to support our growth. Administrative expenses amounted to $21.8 million, or an increase of $15.0 million when compared to the same period in the prior year. This variance is mainly related to an increase in audit costs, legal expenses, accrual of legal settlements, insurance costs and office rent. Stock-based compensation for the three months ended June 30, 2022, was $5.7 million, an increase of $1.5 million from the same period in 2022. The change in stock-based compensation was mainly attributable to new awards to our growing employee base. Management deems it very important to motivate employees by providing them with ownership in the business in order to promote over-performance, which translates into the continued success of our business based on key performance attributes. The remaining increases totaling $4.3 million were related to depreciation and amortization, research and development, use and excise taxes, and other selling expenses.
Other Income (Expense)
Total other income (expense) for the three months ended June 30, 2023 and 2022 is mainly related to interest income on cash and cash equivalents and foreign currency exchange loss.
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders for the three months ended June 30, 2023 was $40.9 million or $0.53 per share based on a weighted average of approximately 76.8 million shares outstanding. In comparison, for the three months ended June 30, 2022, the Company had a net income attributable to common stockholders of approximately $9.2 million or $0.12 per share, based on a weighted average of 75.5 million shares outstanding. Diluted earnings per share was $0.52 and $0.12, respectively, for the three months ended June 30, 2023 and 2022.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
Revenue
For the six months ended June 30, 2023, revenue was approximately $585.8 million, an increase of $298.4 million or 104% from $287.4 million for the six months ended June 30, 2022. The total increase in revenue was largely driven by continued gains in distribution points and Club Channel growth. This growth was the result of increased revenues from North America, where 2023 revenues were $559.4 million, an increase of $290.5 million or 108% from the same period in 2022. North America was driven by increases in distribution points and increased sales and marketing investments.
European revenues for the six months ended June 30, 2023 were $20.6 million, which increased by $4.8 million or 30% from the same period in 2022 due to timing of new product launches. Asia-Pacific revenues (which primarily consist of royalty revenues from our China licensee) contributed an additional $2.9 million, an increase of $1.0 million or 55% for the same period in 2022. Other international markets generated approximately $3.0 million in revenues during the six months ended June 30, 2023, an increase from $0.9 million for the same period in 2022.
The following table sets forth the amount of revenues by category and changes therein for the six months ended June 30, 2023 and 2022:

	For The Six Months Ended June 30,
Revenue Source	2023	2022
Total revenue	$585,822	$287,408

North America revenue	559,367	268,882

Europe revenue	20,561	15,775

Asia-Pacific revenue	2,864	1,849

Other revenue	3,030	902
Gross Profit
For the six months ended June 30, 2023, gross profit increased by approximately $159.6 million or 141% to $272.8 million, from approximately $113.2 million for the six months ended June 30, 2022. Gross profit margins reflected an increase to 47% for the six months ended June 30, 2023 from 39% for the same period in 2022. Gross profit improvements are attributed to lower package and raw material cost, reduced product waste/scrap, and improved inbound and outbound freight efficiencies for the quarter ended June 30,2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2023 were $163.1 million, compared to $90.7 million for the six months ended June 30, 2022, an increase of $72.4 million. Marketing investment activities increased by $38.2 million for the six months ended June 30, 2023 in comparison to the same period in 2022. Employee costs increased by $5.4 million, as we continued to invest in this area to have the proper infrastructure to support our growth. Administrative expenses amounted to $32.4 million or an increase of $21.0 million, approximately 184%, when compared to the same period in the prior year. This variance is mainly related to an increase in audit costs, legal expenses, insurance costs and office rent. Stock-based compensation for the six months ended June 30, 2023, was $11.2 million, an increase of $2.7 million from the same period in 2022. The change in stock-based compensation was mainly attributable to new awards to our growing employee base. Management deems it very important to motivate employees by providing them with ownership in the business in order to promote over-performance, which translates into the continued success of our business based on key performance attributes. The remaining increases totaling $5.1 million were related to depreciation and amortization, research and development, use and excise taxes, and other selling expenses.
Other Income (Expense)
Total other income (expense) for the six months ended June 30, 2023 and 2022 is mainly related to interest income on cash and cash equivalents and foreign currency exchange loss.
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders for the six months ended June 30, 2023 was $72.4 million or $0.94 per share based on a weighted average of approximately 76.8 million shares outstanding. In comparison, for the six months ended June 30, 2022, the Company had a net income attributable to common stockholders of approximately $15.8 million or $0.21 per share, based on a weighted average of 75.5 million shares outstanding. Diluted earnings per share was $0.92 and $0.20, respectively, for the six months ended June 30, 2023 and 2022.
Liquidity and Capital Resources
As of June 30, 2023 and December 31, 2022, we had cash of approximately $681.1 million and $652.9 million (including restricted cash of $38.8 million at December 31, 2022), respectively, and working capital of approximately $803.0 million and $756.7 million, respectively.
We believe that cash available from operations, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable and other assets, and purchases of capital assets and equipment for the next twelve (12) months with respect to our current operating plan. Please refer to "Risk Factors" in Part 1, Item 1A, in our 2022 Annual Report for these and other factors that may have a material impact on our operations. Our primary sources of cash included cash from operations and proceeds from the issuance of Series A convertible preferred shares. These sources of cash are available to fund cash outflows that have both a short and long-term component.
Purchases of inventories, and other assets, property and equipment (including coolers), advances for our co-packers, payments of accounts payable, and income taxes payable are expected to remain our principal recurring uses of cash.
Our current operating plan for the next twelve (12) months reflects sufficient financial resources.
Cash flows provided by operating activities
Cash flows provided by operating activities totaled approximately $45.2 million for the six months ended June 30, 2023, which compares to $42.3 million net cash provided by operating activities for the six months ended June 30, 2022. The approximately $2.9 million increase in cash generation was primarily driven by our improved operating results and offset by the timing of cash receipts.
Cash flows (used in) provided by investing activities
Cash flows used in investing activities totaled approximately $3.6 million for the six months ended June 30, 2023, which compares to cash provided by investing activities of $0.1 million for the six months ended June 30, 2022. The decrease in the cash provided by investing activities when compared to the 2022 period was primarily due to increased cash expenditures for property and equipment in the current year.

Cash flows (used in) provided by financing activities
Cash flows used in financing activities totaled approximately $13.0 million for the six months ended June 30, 2023, which compares to cash provided by financing activities of $1.2 million for the six months ended June 30, 2022. The decrease in the cash provided by financing activities was mainly due to the quarterly Pepsi dividend payments of $13.6 million in the 2023 period versus zero in the 2022 period.
Off Balance Sheet Arrangements
As of June 30, 2023 and December 31, 2022, we had no off balance sheet arrangements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies or estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, "Financial Statements and Supplementary Data" (Note 2), included in our 2022 Annual Report for the fiscal year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in commodity and other input prices affecting the costs of our raw materials (including, but not limited to, increases in the costs of the price of aluminum cans, sucralose and other sweeteners, as well as other raw materials contained within our products). We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. We are also subject to market risks with respect to the cost of commodities and other inputs because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.
We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and generally do not hedge against fluctuations in commodity prices.
Item 4. Controls and Procedures.
Management’s Report on Disclosure Controls and Procedures
Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our Chief Executive Officer and our Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and our Chief Financial Officer are evaluating whether our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
We identified material weaknesses as of December 31, 2022 in our internal controls over financial reporting, which were not fully remedied as of June 30, 2023. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As a result of these material weaknesses, we concluded that internal controls over the following areas were not effective as of December 31, 2022 and were not fully remedied as of June 30, 2023.
a)Management did not design effective information technology general controls (ITGCs) relating to appropriate segregation of duties over program change management for certain applications impacting the Company’s business processes that are relevant to the Company’s internal control over financial reporting; and
b)Management did not design and implement components of the COSO Framework to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to the identification, design, implementation, and monitoring of sufficient business process controls related to the Company’s financial statement accounts to ascertain whether the components of internal control are present and functioning effectively.
Remediation Plan
As of the date of this Quarterly Report on Form 10-Q, management is reassessing the design of controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including but not limited to (a) improving consistency in change management supported by standard operating procedures to govern the authorization, testing and approval of changes to information technology systems supporting all of the Company’s internal control processes, (b) enhancing design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures and financial reporting controls, (c) continuing to identify, design and implement effective review and approval controls, and (d) implementing appropriate timely review and oversight responsibilities within the accounting and financial reporting functions.
Changes in Internal Controls Over Financial Reporting
During the six months ended June 30, 2023, we have been implementing and will aggressively continue to implement changes that are both organizational and process-focused to improve the control environment. We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal controls over financial reporting and information technology general controls which will address the material weaknesses noted as of December 31, 2022. These remedial measures were considered changes to our internal control environment which had a material effect on internal control over financial reporting. We will not be able to conclude whether the material weaknesses have been remediated until the completion of the December 31, 2023 annual report on Form 10-K.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated herein by reference to Note 19. Commitments and Contingencies in the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Information about our most recent risk factors is disclosed in Part I, Item 1A “Risk Factors” in our 2022 Annual Report for the year ended December 31, 2022. At June 30, 2023, there have been no material changes to the information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None, except as previously disclosed in filings with the SEC.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended June 30, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits.

3.1	Articles of Incorporation of Celsius Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 9, 2022)

3.2	Amended and Restated Bylaws of Celsius Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on August 9, 2022)

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer**

32.2	Section 906 Certification of Chief Financial Officer**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline iXBRL and contained in Exhibit 101
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Date: August 8, 2023	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)