Form 10-Q
period 2023-09-30
Celsius Holdings, Inc.
filed 2023-11-07
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 31, 2023 was 77,225,007 shares.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Celsius Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share amounts) (Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$760,022	$614,159
Restricted cash	—	38,768
Accounts receivable-net	215,243	63,311
Note receivable-current-net	3,309	2,979
Inventories-net	198,704	173,289
Prepaid expenses and other current assets	23,747	11,341
Deferred other costs-current	14,124	14,124
Total current assets	1,215,149	917,971

Note receivable-non-current	—	3,574
Property and equipment-net	21,061	10,185
Deferred tax assets	30,614	501
Right of use assets-operating leases	1,152	972
Right of use assets-finance leases	148	208
Other long-term assets	265	263
Deferred other costs-non-current	251,869	262,462
Intangibles-net	11,772	12,254
Goodwill	13,588	13,679
Total Assets	$1,545,618	$1,222,069

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$121,088	$106,147
Income taxes payable	58,855	1,193
Accrued distributor termination fees	—	3,986
Accrued promotional allowance	136,557	35,977
Lease liability obligation-operating leases	628	661
Lease liability obligation-finance leases	63	70
Deferred revenue-current	9,500	9,675
Other current liabilities	8,826	3,586
Total current liabilities	335,517	161,295

Long-term liabilities:
Lease liability obligation-operating leases	512	326
Lease liability obligation-finance leases	135	162
Deferred tax liability	2,249	15,919
Deferred revenue-non-current	169,370	179,788
Total Liabilities	507,783	357,490

Commitments and contingencies (Note 19)

Mezzanine Equity:
Series A convertible preferred shares, $0.001 par value, 5% cumulative dividends; 1,466,666 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively, aggregate liquidation preference of $550,000 as of September 30, 2023 and December 31, 2022, respectively	824,488	824,488
Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 77,225,007 and 76,382,441 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	77	76
Additional paid-in capital	277,980	280,668
Accumulated other comprehensive loss	(2,541)	(1,881)
Accumulated deficit	(62,169)	(238,772)
Total Stockholders’ Equity	213,347	40,091
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$1,545,618	$1,222,069
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$384,757	$188,233	$970,579	$475,640
Cost of revenue	190,675	109,583	503,685	283,778
Gross profit	194,082	78,650	466,894	191,862
Selling, general and administrative expenses	96,385	226,249	259,471	316,917

Income (loss) from operations	97,697	(147,599)	207,423	(125,055)

Other income (expense):

Interest income on note receivable	28	53	101	186
Interest income, net	7,197	1,396	17,666	1,393
Foreign exchange loss	(177)	(254)	(1,226)	(930)
Total other income	7,048	1,195	16,541	649

Net income (loss) before income taxes	104,745	(146,404)	223,964	(124,406)

Income tax expense	(20,796)	(35,492)	(47,279)	(41,653)

Net income (loss)	$83,949	$(181,896)	$176,685	$(166,059)

Dividends on Series A convertible preferred shares	(6,875)	(4,596)	(20,512)	(4,596)
Income allocated to participating preferred shares	(6,540)	—	(13,263)	—
Net income (loss) attributable to common stockholders	$70,534	$(186,492)	$142,910	$(170,655)

Other comprehensive income (loss):
Foreign currency translation loss, net of income tax	(664)	(2,038)	(660)	(4,813)
Comprehensive income (loss)	$69,870	$(188,530)	$142,250	$(175,468)

Earnings per share:
Basic	$0.92	$(2.46)	$1.86	$(2.26)
Diluted	$0.89	$(2.46)	$1.81	$(2.26)
Weighted average shares outstanding:
Basic	77,002	75,796	76,841	75,625
Diluted	79,091	75,796	78,962	75,625
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands)
(Unaudited)

	Stockholders' Equity
	Common Stock						Mezzanine Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Preferred Shares	Amount
Balance at December 31, 2022	76,382	$76	$280,668	$(1,881)	$(238,772)	$40,091	1,467	$824,488
Adoption of accounting standard	—	—	—	—	(82)	(82)	—	—
Stock-based compensation expense	—	—	5,507	—	—	5,507	—	—
Issuance of common stock pursuant to exercise of stock options and vested restricted stock units - Cashless	251	1	—	—	—	1	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	149	—	478	—	—	478	—	—
Dividends paid to Series A convertible preferred shares	—	—	(6,781)		—	(6,781)	—
Foreign currency translation	—	—	—	594	—	594	—	—
Net income	—	—	—	—	41,227	41,227	—	—
Balance at March 31, 2023	76,782	$77	$279,872	$(1,287)	$(197,627)	$81,035	1,467	$824,488
Stock-based compensation expense	—	—	5,735	—	—	5,735	—	—
Issuance of common stock pursuant to exercise of stock options and vested restricted stock units - Cashless	63	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	39	—	229	—	—	229	—	—
Dividends paid to Series A convertible preferred shares	—	—	(6,856)	—	—	(6,856)	—	—
Foreign currency translation	—	—	—	(590)	—	(590)	—	—
Net income	—	—	—	—	51,509	51,509	—	—
Balance at June 30, 2023	76,884	$77	$278,980	$(1,877)	$(146,118)	$131,062	1,467	$824,488
Stock-based compensation expense	—	—	4,979	—	—	4,979	—	—
Issuance of common stock pursuant to exercise of stock options and vested restricted stock units - Cashless	47	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	294	—	896	—	—	896	—	—
Dividends paid to Series A convertible preferred shares	—	—	(6,875)	—	—	(6,875)	—	—
Foreign currency translation	—	—	—	(664)	—	(664)	—	—
Net income	—	—	—	—	83,949	83,949	—	—
Balance at September 30, 2023	77,225	$77	$277,980	$(2,541)	$(62,169)	$213,347	1,467	$824,488
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands)
(Unaudited)

	Stockholders' Equity
	Common Stock						Mezzanine Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Preferred Shares	Amount
Balance at December 31, 2021	74,909	$75	$267,847	$614	$(51,490)	$217,046	—	$—
Stock-based compensation expense	—	—	4,310	—	—	4,310	—	—
Issuance of common stock pursuant to exercise of stock options - Cashless	248	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	194	—	810	—	—	810	—	—
Foreign currency translation	—	—	—	(491)	—	(491)	—	—
Net income	—	—	—	—	6,679	6,679	—	—
Balance at March 31, 2022	75,351	$75	$272,967	$123	$(44,811)	$228,354	—	$—
Stock-based compensation expense	—	—	4,207	—	—	4,207	—	—
Issuance of common stock pursuant to exercise of stock options - Cashless	99	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	172	1	449	—	—	450	—	—
Foreign currency translation	—	—	—	(2,296)	—	(2,296)	—	—
Net income	—	—	—	—	9,158	9,158	—	—
Balance at June 30, 2022	75,622	$76	$277,623	$(2,173)	$(35,653)	$239,873	—	$—
Stock-based compensation expense	—	—	6,263	—	—	6,263	—	—
Issuance of common stock pursuant to exercise of stock options - Cashless	58	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options - Cash	536	—	1,843	—	—	1,843	—	—
Issuance of Series A convertible preferred shares - net of issuance costs	—	—	—	—	—	—	1,467	824,488
Dividends paid to Series A convertible preferred shares	—	—	(4,596)	—	—	(4,596)	—	—
Foreign currency translation	—	—	—	(2,038)	—	(2,038)	—	—
Net income (loss)	—	—	—	—	(181,896)	(181,896)	—	—
Balance at September 30, 2022	76,216	$76	$281,133	$(4,211)	$(217,549)	$59,449	1,467	$824,488
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For The Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$176,685	$(166,059)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,676	952
Amortization	445	402
Impairment of intangible assets	—	2,379
Allowance for credit losses	1,880	705
Amortization of deferred other costs	10,593	2,354
Inventory excess and obsolescence	2,677	1,078
Loss on disposal of property and equipment	195	—
Stock-based compensation expense	16,221	14,780
Deferred income taxes-net	(44,303)	31,329
Foreign exchange loss	258	1,007
Changes in operating assets and liabilities:
Accounts receivable-net	(153,271)	(78,967)
Inventories-net	(28,092)	36,211
Prepaid expenses and other current assets	(12,406)	1,459
Accounts payable and accrued expenses	14,652	(3,050)
Income taxes payable	57,662	30,299
Accrued promotional allowance	100,580	24,213
Accrued distributor termination fees	(3,986)	115,551
Other current liabilities	5,239	2,291
Change in right of use and lease obligation-net	(64)	(126)
Deferred revenue	(10,593)	154,103
Other assets	(2)	56
Net cash provided by operating activities	136,046	170,967

Cash flows from investing activities:
Collections from note receivable	3,233	2,592
Purchase of property and equipment	(12,687)	(3,477)
Net cash (used in) investing activities	(9,454)	(885)

Cash flows from financing activities:
Principal payments on finance lease obligations	(33)	(49)
Proceeds from exercise of stock options	1,603	3,104
Proceeds from issuance of Series A preferred shares, net of issuance costs	—	542,018
Dividends paid on preferred shares	(20,512)	(4,596)
Net cash (used in) provided by financing activities	(18,942)	540,477
Effect of exchange rate changes on cash and cash equivalents	(555)	158
Net increase in cash and cash equivalents	107,095	710,717
Cash and cash equivalents at beginning of the period	652,927	16,255

Cash and cash equivalents at end of the period	$760,022	$726,972
Supplemental disclosures:
Cash paid for:
Taxes	$33,049	$591
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
1.ORGANIZATION AND DESCRIPTION OF BUSINESS
Business — Celsius Holdings, Inc. (the “Company,” “Celsius Holdings” or "Celsius") was incorporated under the laws of the State of Nevada on April 26, 2005. On January 24, 2007, the Company entered into a merger agreement and plan of reorganization with Elite FX, Inc., a Florida corporation, pursuant to which, on January 26, 2007, Elite FX, Inc. merged into the Company’s wholly-owned subsidiary, Celsius, Inc., which survived the merger.
The Company is engaged in the development, marketing, sale and distribution of “functional” calorie-burning energy drinks and liquid supplements under the Celsius® brand name.
On August 1, 2022, the Company and PepsiCo Inc. ("Pepsi"), entered into multiple agreements, including a Securities Purchase Agreement (“Purchase Agreement”), Lock-Up Agreements, a Registration Rights Agreement, a Distribution Agreement (“Distribution Agreement”), and a Channel Transition Agreement ("Transition Agreement"). The Purchase Agreement, Lock-Up Agreements and Registration Rights Agreement pertain to the Company’s issuance of approximately 1.5 million shares of the Company's Series A Convertible Preferred Stock (“Series A” or “Series A Convertible Preferred Stock”) in exchange for cash proceeds of $550 million, excluding transaction costs. The Transition Agreement specifies payments to be made by Pepsi to Celsius in exchange for Celsius transitioning certain existing distribution rights to Pepsi. The Distribution Agreement resulted in Pepsi becoming the Company’s primary distribution supplier for the Company's products in the United States. See Note 4. Revenue, Note 13. Related Party Transactions, and Note 14. Mezzanine Equity for more information.
In connection with the Distribution Agreement and Transition Agreement, the Company terminated supply agreements with existing suppliers to transition certain territory rights to Pepsi. These termination expenses were recognized by the Company upon delivery of termination notices to the other distributors, in accordance with ASC Topic 420 Exit or Disposal Cost Obligations. During the nine months ended September 30, 2023, the Company refunded to Pepsi the difference between projected termination payments to distributors and the related payments received from Pepsi, resulting in no refund liability due to Pepsi as of September 30, 2023. See Note 13. Related Party Transactions for more information.
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation — The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and notes required by US GAAP for annual audited consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for any future period or the full year. These unaudited consolidated financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the Amendment No. 1 to the Annual Report on Form 10-K/A, as filed by the Company with the Securities and Exchange Commission (collectively the "2022 Annual Report"). These unaudited consolidated financial statements and the accompanying notes should be read in conjunction with the 2022 Annual Report. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
In 2023, the Company experienced significant growth and scaling of its business as a result of the Distribution Agreement with Pepsi discussed in Note 1. Organization and Description of Business. This growth is evident in the number of locations that product is available, the SKUs available per location, and improved placement within each location. The expansion of availability of the Company's products has improved the success rate of promotional activities. During the quarter ended September 30, 2023, the Company received updated information related to promotional activity during the first half of 2023, including final invoicing for the prior periods, and evaluated this data in conjunction with recent trends and activity which resulted in a change in the accounting estimate of the accrued promotional allowance for certain customers. This update resulted in a reduction to the accrual in the consolidated balance sheets and an increase to revenue in the consolidated statements of operations and comprehensive income (loss) for the current period. This increase was offset by various promotional-related adjustments from different customers, aside from the customers that triggered the change in estimate.
This change in accounting estimate increased net income by $9.5 million for the three months ended September 30, 2023. This translates to $0.11 per basic and diluted shares, respectively, for the three months ended September 30, 2023. The change in accounting estimate has been applied prospectively. Refer to Note 4. Revenue for more information on the promotional allowance.
Segment Reporting — Operating segments are defined as components of an enterprise that engage in business activities, maintain discrete financial information, and undergo regular review by the chief operating decision maker ("CODM"), who in this case, is the Chief Executive Officer. This review is performed to assess performance and allocate resources.
Despite the Company's presence in several geographical regions, it operates as a single entity. The Company's operations and strategies are centrally designed and executed due to the substantial similarities among the geographical components. The CODM evaluates operating results and allocates resources primarily on a consolidated basis due to the significant economic interdependencies between the Company's geographical operations. As a result, the Company reports as a single operating segment.
Concentrations of Risk — Substantially all of the Company’s revenue is derived from the sale of Celsius® functional energy drinks and liquid supplements.
Revenue from customers accounting for more than 10% of total revenue for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022
Pepsi	64.6%	31.2%	60.8%	12.4%
Costco	8.9%	12.9%	11.4%	15.1%
All others	26.5%	55.9%	27.8%	72.5%
Total	100.0%	100.0%	100.0%	100.0%
Accounts receivable from customers accounting for more than 10% of total accounts receivable for the nine months ended September 30, 2023 and the year ended December 31, 2022 were as follows:

	2023	2022
Pepsi	73.2%	47.6%
Amazon	7.5%	11.8%
All others	19.3%	40.6%
Total	100.0%	100.0%
Financial instruments that potentially subject the Company to concentrations of credit risk primarily include cash and cash equivalents, accounts receivable and note receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") limit. At September 30, 2023 and December 31, 2022, the Company had approximately $759.5 million and $652.4 million in excess of the FDIC limit.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. At September 30, 2023 and December 31, 2022, the Company did not have any investments with original maturities of three months or greater.
Restricted Cash — During 2022, the Company received upfront payments from Pepsi. These payments were contractually restricted to satisfy termination payments due to former distributors. Any unused payments were repaid to Pepsi during the nine months ended September 30, 2023. These upfront payments received from Pepsi could not be used for the Company's general operating activities and were classified as restricted cash based on the terms of the Transition Agreement. See Note 4. Revenue for more information. At September 30, 2023, the Company did not have any restricted cash. At December 31, 2022, the Company had $38.8 million of restricted cash.
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
The Company determines expected credit losses using information such as its customers' credit history, financial condition, industry, credit reports, and current and future economic and market conditions. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies when such events are reasonable and supportable. Historical information is used in addition to reasonable and supportable forecast periods, where applicable.

Allowance for Expected Credit Losses
Balance as of December 31, 2022	$2,147
Current period change for expected credit losses	642
Balance as of September 30, 2023	$2,789
Inventories — Inventories are valued at the lower of cost or net realizable value, with costs approximating those determined under the first-in, first-out method. At September 30, 2023 and December 31, 2022, there was an inventory allowance for excess and obsolete products of approximately $3.9 million and $8.4 million, respectively. Changes in the allowance are included in cost of revenue.
Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset, generally ranging from three to seven years.
Impairment of Long-Lived Assets — In accordance with ASC Topic 360, Property, Plant, and Equipment the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairment charges during the nine months ended September 30, 2023. For the nine months ended September 30, 2022, the Company recorded an impairment charge related to the Func Foods brand name. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies - Intangible Assets and Note 10. Goodwill and Intangibles for more information.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
Long-Lived Asset Geographic Data — The following table sets forth long-lived asset information, which includes property and equipment-net, right-of-use assets, and definite-lived intangibles-net and excludes goodwill and indefinite-lived intangibles, where individual countries represent a significant portion of the total:

	September 30, 2023	December 31, 2022
United States	$19,854	$9,750

Finland	11,748	12,171
Sweden	2,058	1,251
Other	29	1
Long-lived assets related to foreign operations	13,835	13,423
Total long-lived assets-net	$33,689	$23,173
Goodwill — The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis as of October 1st, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, and cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. At September 30, 2023 and December 31, 2022, there were no indicators of goodwill impairment.
Intangible Assets — Intangible assets are comprised of customer relationships and brands acquired in a business combination. In accordance with ASC Topic 350, Intangibles - Goodwill, and Other, the Company amortizes intangible assets with a definitive life over their respective useful lives. The Company tests intangible long-lived assets for impairment when events suggest that the carrying amount may not be recoverable. The test involves comparing the asset's carrying amount to its estimated undiscounted future cash flows. If the carrying amount exceeds these cash flows, an impairment loss, equal to the difference between the carrying amount and the fair value, is recognized. Assets with indefinite lives are tested for impairment on an annual basis as of October 1st or more frequently if the Company believes that impairment indicators exist.
The addition of the Pepsi distribution network in the prior year shifted the Company's focus to the U.S. market, and as a result it was determined that impairment indicators for the Func Foods Brands indefinite intangible asset were present. The Company doesn't anticipate focusing on the expansion of Func Food branded products and the Company plans to focus on Celsius branded products. As a result of the strategic shift, which the Company considered a triggering event, the Company quantitatively tested the Func Foods brand name for impairment utilizing the relief from royalty method to determine its fair value. As a result of the quantitative assessment, the Company recorded an impairment charge of $2.4 million during the three months ended September 30, 2022, which is presented within selling, general and administrative expenses. At September 30, 2023, there were no further indicators of intangible asset impairment.
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
Deferred Revenue — The Company receives payments from certain distributors in new territories as reimbursement for contract termination costs paid to the prior distributors in those territories. Amounts received pursuant to these new or amended distribution agreements entered into with certain distributors relating to the costs associated with terminating the Company’s prior distributors are accounted for as deferred revenue and recognized ratably over the anticipated life of the respective new or amended distribution agreements.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
As of September 30, 2023, the Company had approximately $178.9 million in deferred revenue, of which $169.4 million is classified as deferred revenue-non-current and $9.5 million is classified as deferred revenue-current, and as of December 31, 2022, the Company had approximately $189.5 million in deferred revenue, of which $179.8 million is classified as deferred revenue-non-current and $9.7 million is classified as deferred revenue-current in the consolidated balance sheets and are contract liabilities related to Pepsi which are recognized ratably over the twenty-year agreement with Pepsi. Refer to Note 13. Related Party Transactions for more information.
Accrued Distributor Termination Fees — Termination charges related to certain of the Company’s prior distributors are included in selling, general and administrative expenses upon termination. The Company recognized distributor termination expenses of approximately $193.8 million for the year ended December 31, 2022. The Company did not have any accrued distributor termination fees as of September 30, 2023. Refer to Note 13. Related Party Transactions for more information.
Customer Advances — From time to time the Company requires deposits in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances liability within deferred revenue. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies. The Company had no customer advances as of September 30, 2023 or December 31, 2022.
Advertising Costs — Advertising costs are expensed as incurred and charged to selling, general and administrative expenses. The Company mainly uses radio, local sampling events, sponsorships, endorsements, and digital advertising, including social media. The Company incurred marketing and advertising expenses of approximately $46.7 million and $25.8 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred marketing and advertising expenses of approximately $114.2 million and $55.0 million, respectively.
Research and Development — Research and development costs are charged to selling, general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test production of beverages. The Company incurred expenses of approximately $0.5 million and $0.1 million, for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred research and development expenses of approximately $1.0 million and $0.3 million, respectively.
Foreign Currency Gain/Loss — Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates.
The foreign subsidiaries perform remeasurements of their assets and liabilities denominated in non-functional currencies on a periodic basis and the gain or losses from these adjustments related to fluctuations in foreign exchange rates versus the U.S. dollar are included in the consolidated statement of operations and comprehensive income (loss) as foreign exchange gains or losses. For the three months ended September 30, 2023 exchange loss was approximately $0.2 million versus foreign exchange loss of approximately $0.3 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the foreign exchange loss was approximately $1.2 million versus foreign exchange loss of approximately $0.9 million for the nine months ended September 30, 2022.
Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances of long-term investment nature, are included in other comprehensive income (loss), net of tax. The Company incurred a foreign currency translation net loss during the three months ended September 30, 2023 of approximately $0.7 million and a net loss of approximately $2.0 million for the three months ended September 30, 2022. The Company incurred foreign currency translation net loss of approximately $0.7 million for the nine months ended September 30, 2023 and a net loss of approximately $4.8 million for the nine months ended September 30, 2022. The Company's primary operations in different countries required that it transacts in the following currencies:
China - Yuan,
Hong Kong - Hong Kong Dollar,
Norway - Krone,
Sweden - Krona,
Finland - Euro, and
United Kingdom - Pound Sterling
Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, note receivable and accrued expenses approximate fair value due to their relative short-term maturity and market interest rates.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
Income Taxes — The Company accounts for income taxes pursuant to the provisions of ASC Topic 740-10, Accounting for Income Taxes ("ASC 740-10"). This approach requires, among other things, an asset and liability approach to calculating deferred income taxes, recognizing deferred tax assets and liabilities for expected future tax consequences stemming from temporary differences between asset and liability carrying amounts and their tax bases.
A valuation allowance is established to offset any net deferred tax assets for which management believes it is more-likely-than-not that the net deferred asset will not be realized.
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
On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan"). The 2015 Plan is intended to attract, retain and motivate highly competent individuals in various roles within the Company, as well as independent contractors providing consulting or advisory services. The 2015 Plan permits the grant of options and other stock-based awards for up to 5 million shares. In addition, there is a provision for an annual increase of 15% to the shares included under the plan. This increase occurs on the first day of each calendar year as a way to account for the Company's growth strategies. See Note 18. Stock-Based Compensation for more information.
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
Operating Expenses — Operating expenses include selling expenses such as warehousing expenses after manufacturing, as well as expenses for advertising, samplings and in-store demonstrations, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Additionally, operating expenses include costs such as payroll costs, travel costs, professional service fees (including legal fees), depreciation and other general and administrative costs. These expenses are included in selling, general and administrative expenses.
Shipping and Handling Costs — Shipping and handling costs for freight expense on goods shipped are included in cost of revenue. Freight expense on goods shipped for the three months ended September 30, 2023 and 2022 was approximately $16.1 million and $14.6 million, respectively. Freight expense on goods shipped for the nine months ended September 30, 2023 and 2022 was approximately $45.2 million and $26.3 million, respectively. These expenses are included in selling, general and administrative expenses.
Recent Accounting Pronouncements
The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.
Effective January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL"), using a modified retrospective approach. ASU 2016-13 replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The guidance requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due. Upon adoption of the ASU on January 1, 2023, the cumulative effect was recorded directly to accumulated deficit. The amounts recorded were not material.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
3.EARNINGS PER SHARE
Basic earnings per common share is computed by dividing income or loss attributable to common stockholders by the weighted average number of shares of basic common stock outstanding. The Company’s Series A Convertible Preferred Stock is classified as a participating security in accordance with ASC 260. Net income allocated to the holders of Series A Convertible Preferred Stock is based on the Series A stockholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis.
For purposes of determining diluted earnings per common share, basic earnings per common share was adjusted to include the effect of potential dilutive common shares outstanding. These potential dilutive shares include unvested restricted stock and performance-based stock units. The more dilutive of the two-class method or the treasury stock method is used for this adjustment. Additionally, Series A Convertible Preferred Stock is included using the if-converted method.
Under the two-class method, net income is reallocated to common stock, the Series A Convertible Preferred Stock, and all dilutive securities based on the contractual participating rights of the respective securities to share in the current earnings as if all of the earnings for the period had been distributed.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$83,949	$(181,896)	$176,685	$(166,059)
Less: dividends paid to Series A convertible preferred stockholders	(6,875)	(4,596)	(20,512)	(4,596)
Undistributed income (loss)	77,074	(186,492)	156,173	(170,655)
Income allocated to participating preferred shares	(6,540)	—	(13,263)	—
Net income (loss) attributable to common stockholders	$70,534	$(186,492)	$142,910	$(170,655)

Denominator:
Weighted average basic common shares outstanding	77,002	75,796	76,841	75,625
Dilutive effect of common shares	2,089	—	2,121	—
Weighted average diluted common shares outstanding	79,091	75,796	78,962	75,625

Earnings per share:
Basic	$0.92	$(2.46)	$1.86	$(2.26)
Dilutive	$0.89	$(2.46)	$1.81	$(2.26)
For both the three and nine months ended September 30, 2023, 7.3 million potentially dilutive securities were excluded from the computation of diluted earnings per share related to common stockholders, as their effect was antidilutive.
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
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
Promotional (Billback) Allowance
The Company’s billback allowance programs with its distributors or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described below and are of varying durations, typically ranging from one week to one year. The Company’s billbacks are calculated based on various programs with distributors and retail customers, and accruals are established for the Company’s anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expenses and actual expenses for promotional and other allowance are recognized in earnings in the period such differences are determined.
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
For the three months ended September 30, 2023 and 2022, promotional allowance included as a reduction of revenue were $88.6 million and $43.9 million, respectively. For the nine months ended September 30, 2023 and 2022, promotional allowance included as a reduction of revenue were $240.6 million and $117.2 million, respectively.
Accrued promotional allowances were $136.6 million and $36.0 million as of September 30, 2023 and December 31, 2022, respectively.
Information about the Company’s net sales by geographical location for the three and nine months ended September 30, 2023 and 2022 is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022
North America	$371,178	$179,541	$930,545	$448,141
Europe	11,038	7,546	31,599	23,540
Asia-Pacific	1,247	964	4,111	2,857
Other	1,294	182	4,324	1,102
Net sales	$384,757	$188,233	$970,579	$475,640
All of the Company’s North America revenue is derived from the United States, which is the Company’s country of domicile.
Sweden represented the largest foreign portion of total consolidated revenue accounting for approximately $7.4 million and $5.3 million for the three months ended September 30, 2023 and 2022, respectively.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
Sweden represented the largest foreign portion of total consolidated revenue accounting for approximately $20.8 million and $16.2 million for the nine months ended September 30, 2023 and 2022, respectively.
Agreements with Pepsi
The Company executed multiple agreements with Pepsi on August 1, 2022, including a Distribution Agreement relating to the sale and distribution of certain of the Company’s beverage products in existing channels and distribution methods in the United States, excluding certain existing customer accounts, sales channels, Puerto Rico and the U.S. Virgin Islands (the “Territory”). Under the Distribution Agreement, the Company has granted Pepsi the right to sell and distribute its existing beverage products in existing channels and distribution methods and future beverage products that are added from time to time as licensed products under the Distribution Agreement (collectively, the "Products") in defined territories. The Distribution Agreement represents a master service agreement and can be cancelled by either party without cause in the nineteenth year of the term (i.e., 2041), the twenty-ninth year of the term (i.e., 2051) and each 10 year period thereafter (i.e., 2061, 2071, etc.) by providing 12 months’ written notice to the other party on August 1st of any such year. Except for a termination by the Company “with cause” or a termination by Pepsi “without cause,” the Company is required to pay Pepsi certain compensation upon a termination as specified in the Distribution Agreement.
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
The Company and Pepsi also executed the Transition Agreement, providing for the Company’s transition of certain existing distribution rights in the Territory to Pepsi. Under the terms of the Transition Agreement, Pepsi agreed to pay the Company up to $250 million in multiple tranches to facilitate the Company’s transition of certain distribution rights to Pepsi. Amounts received from Pepsi were contractually restricted to only be used to pay termination fees due to other distributors; any excess cash received over amounts due to other distributors is to be refunded back to Pepsi.
Accounting for the Agreements Executed with Pepsi.
The Company evaluated the Securities Purchase Agreement, Transition Agreement, Distribution Agreement, and other agreements executed with Pepsi on August 1, 2022, as one combined contract because the agreements were executed on the same day, with the same counterparty, in contemplation of one another and contractual terms are defined and referenced across the agreements. These agreements are referred to collectively as the “Pepsi Arrangement”. Management concluded that the Pepsi Arrangement was partially in the scope of ASC 606 and partially in the scope of ASC 505, Equity (“ASC 505") and ASC 480, Distinguishing liabilities from equity ("ASC 480"). The Company first applied the measurement and classification criteria in ASC 505 and ASC 480 with respect to the Company’s issuance of approximately 1.5 million shares of Series A Convertible Preferred Stock, as the substance of the issuance of the Series A Convertible Preferred Stock was determined to be a financing transaction. See Note 14. Mezzanine Equity for more information.
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
The $282.5 million excess fair value over issuance proceeds of the Series A Convertible Preferred Stock represented an implicit payment made to a customer. The Company concluded that this implicit payment met the definition of an asset and has recorded such implicit payment as a deferred other cost in the consolidated balance sheets, with a portion included as current representing current year amortization in the Company's consolidated balance sheets. The Company will amortize the asset balance as contra-revenues ratably over a twenty-year period consistent with the term of the Distribution Agreement. The Company assesses the deferred other cost asset for impairment at each reporting period.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
For product sales under the Distribution Agreement, the Company recognizes revenues when control of the underlying goods are transferred to Pepsi based on the contractual terms of noncancellable purchase orders issued by Pepsi. The Company’s customary revenue recognition policy as described above is applied with respect to billbacks.
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
Under the agreement, the Company granted Qifeng exclusive license rights and provides ongoing support in product development, brand promotion and technical expertise. The ongoing support is integral to the exclusive license rights and, as such, both of these represent a combined, single performance obligation. The transaction price consists of the guaranteed minimums and the variable royalty fees, all of which are allocated to the single performance obligation.
The Company recognizes revenue from the agreement over time because Qifeng simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because of its ongoing efforts in providing the exclusive license rights including providing continuous access, updates and support. Total revenue recognized under this agreement was approximately $0.5 million, for each of the three months ended September 30, 2023 and 2022, and approximately $1.6 million and $1.5 million, for the nine months ended September 30, 2023 and 2022, respectively, which is reflected in revenues from Asia-Pacific.
5.INVENTORIES
Inventories-net consists of the following:

	September 30, 2023	December 31, 2022
Finished goods	$143,418	$119,229
Raw materials	59,220	62,491
Less: Inventory reserve	(3,934)	(8,431)
Inventories-net	$198,704	$173,289
6.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets totaled approximately $23.7 million and $11.3 million at September 30, 2023 and December 31, 2022, respectively, consisting mainly of prepaid advances to co-packers related to inventory production, advertising, prepaid insurance, prepaid slotting fees, value added tax payments and deposits on purchases.
7.NOTE RECEIVABLE
Note receivable, net consists of the following:

	September 30, 2023	December 31, 2022
Note receivable-current	$3,377	$2,979
Current period change for expected credit losses(1)	(68)	—
Note receivable-non-current	—	3,574
Total	$3,309	$6,553
(1) Upon adoption of CECL on January 1, 2023, the Company recorded a reserve for estimated expected credit losses associated with the note receivable.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
Effective January 1, 2019, the Company restructured its China distribution efforts by entering into two separate economic agreements as they relate to the commercialization of Celsius products (i.e., the license agreement and repayment of investment agreement with Qifeng). See Note 4. Revenue for information regarding the license agreement with Qifeng. Under a separate economic agreement, Qifeng has agreed to repay the marketing investments made by Celsius into the China market through 2018, over a five-year period. The repayment, which was formalized via a note receivable from Qifeng (the "Note"), will need to be serviced even if the licensing agreement is cancelled or terminated. The Note is denominated in Chinese Yuan.
The Note requires annual principal payments due on March 31 of each year, with the final payment scheduled for 2024. The note receivable is recorded at amortized cost. Interest income generated from the Note has been immaterial.
The Company assesses the note receivable for impairment at each reporting period. This evaluation considers the probability that the Company will collect all scheduled contractual principal and interest payments, based on historical experience of Qifeng’s ability to pay, the current economic environment, forward-looking information, and other factors. If the Note is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows under the Note, discounted at the Note’s effective interest rate. At September 30, 2023 and December 31, 2022, the Note was not deemed to be impaired outside of the allowance for expected credit losses. Payment in-full was received for the amounts due on March 31, 2023.
8.LEASES
The Company’s leasing activities include operating leases for its corporate office space from a related party (see Note 13. Related Party Transactions) and other operating and finance leases of vehicles and office space for the Company’s European operations.
The future annual minimum lease payments required under the Company’s operating and finance lease liabilities as of September 30, 2023 are as follows:

Future minimum lease payments	Operating Leases	Finance Leases	Total
2023	$221	$39	$260
2024	598	39	637
2025	233	66	299
2026	160	63	223
2027	—	—	—
Total future minimum lease payments	1,212	207	1,419
Less: Amount representing interest	(72)	(9)	(81)
Present value of lease liabilities	1,140	198	1,338
Less: current portion	(628)	(63)	(691)
Long-term portion	$512	$135	$647
9.PROPERTY AND EQUIPMENT
Property and equipment-net consists of the following:

	Estimated Useful Life in Years	September 30, 2023	December 31, 2022
Merchandising equipment - coolers	3-7	$18,703	$9,885
Office equipment	3-7	1,399	1,124
Vehicles	5	4,617	1,257
Less: accumulated depreciation		(3,658)	(2,081)
Total		$21,061	$10,185

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
Depreciation expense amounted to approximately $0.7 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense amounted to approximately $1.7 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.
10.GOODWILL AND INTANGIBLES
At September 30, 2023 and December 31, 2022, goodwill consisted of approximately $13.6 million and $13.7 million, respectively.
The carrying amount and accumulated amortization of intangible assets as of September 30, 2023 and December 31, 2022, respectively, were as follows:

	September 30, 2023	December 31, 2022
Definite-lived intangible assets
Customer relationships	$13,328	$13,418
Less: accumulated amortization	(1,999)	(1,610)
Definite-lived intangible assets, net	$11,329	$11,808

Indefinite-lived intangible assets
Brands	$446	$2,984
Less: impairment	—	(2,576)
Effect of exchange rate changes	(3)	38
Indefinite-lived intangible assets, net	$443	$446
Intangibles-net	$11,772	$12,254
Customer relationships are amortized over an estimated useful life of 25 years and brands have an indefinite life. Amortization expense for each of the three months ended September 30, 2023 and 2022 was approximately $0.1 million. Amortization expense for each of the nine months ended September 30, 2023 and 2022 was approximately $0.4 million. Amortization expense is reflected in selling, general and administrative expenses. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for more information regarding the indefinite-lived intangible asset, brands.
The following is the future estimated annualized amortization expense related to customer relationships:

2023	$133
2024	533
2025	533
2026	533
2027	533
Thereafter	9,064
Total	$11,329

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
11.ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Accounts payable	$28,146	$36,248
Due to Pepsi(1)	—	34,807
Accrued freight	4,110	8,532
Accrued expenses	34,777	7,425
Accrued legal	5,197	10,463
Unbilled purchases	48,858	8,672
Total	$121,088	$106,147
(1) See Note 13. Related Party Transactions for more information related to Pepsi amounts fully refunded.
12.OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
VAT payable	$322	$198
State Beverage Container Deposit	8,504	3,388
Total	$8,826	$3,586
13.RELATED PARTY TRANSACTIONS
Transactions with Pepsi
As further described in Note 14. Mezzanine Equity, on August 1, 2022, the Company issued approximately 1.5 million shares non-voting Series A to Pepsi. The shares accounted for approximately 8.5% of the Company’s outstanding common stock on the date of issuance, on an as-converted method. The Purchase Agreement granted Pepsi the right to designate a nominee for election to the Company’s nine-member board of directors, provided Pepsi meets certain ownership requirements. During the year ended 2022, a Pepsi executive was nominated by Pepsi and elected to the Company’s board of directors.
Based on Pepsi’s contractual representation rights for a seat on the Company’s Board of Directors, the Company concluded that Pepsi represents a related party to the Company. The following transactions were recognized in the Company’s financial statements:
•Net sales to Pepsi amounted to $248.6 million and $590.0 million, respectively, for the three and nine months ended September 30, 2023 and $58.8 million for each of the three and nine months ended September 30, 2022, and are included in revenue.
•Estimated accrued promotional allowance related to Pepsi was $82.5 million and $13.9 million at September 30, 2023 and December 31, 2022, respectively, and is included in accrued promotional allowance in the Company's consolidated balance sheets.
•During the three and nine months ended September 30, 2023, the Company purchased company-branded coolers from Grayhawk Leasing, LLC ("Grayhawk"), a wholly-owned subsidiary of Pepsi, amounting to $3.3 million and $7.5 million, respectively. The Company did not transact with Grayhawk during the three and nine months ended September 30, 2022.
•Accounts receivable due from Pepsi on September 30, 2023 and December 31, 2022, were $160.9 million and $31.6 million, respectively, and are included in accounts receivable, net on the Company’s consolidated balance sheets.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
•Pepsi paid the Company $227.8 million in cash under the Transition Agreement during the year ended December 31, 2022. This amount was used for settling termination fees with former distributors; any excess cash was contractually restricted and due back to Pepsi. As of September 30, 2023, the Company recorded deferred revenues (a contract liability) of $178.9 million, net of the $2.4 million and $7.1 million, for the three and nine months ended September 30, 2023, respectively, in the consolidated statements of operations. As of December 31, 2022, the Company recorded deferred revenues of $189.5 million, net of $4.2 million of revenue recognized. The deferred revenues will be recognized by Celsius ratably over the twenty-year agreement term.
•Amounts due to Pepsi of $34.8 million as of December 31, 2022, representing refund liabilities owed to Pepsi under the Transition Agreement, were recorded to accounts payable and accrued expenses on the accompanying consolidated balance sheets. As of September 30, 2023, payments due to Pepsi had been fully refunded, and the Company did not have a refund liability.
•The Company issued Series A Convertible Preferred Stock with a fair value of $832.5 million for an issuance price of $550 million on August 1, 2022. The excess of the fair value over the issuance proceeds, amounting to $282.5 million, has been recorded as deferred other costs in the accompanying consolidated balance sheets. See Note 14. Mezzanine Equity for more information. As of September 30, 2023 unamortized deferred other costs of $14.1 million and $251.9 million, were recorded in deferred other costs-current and deferred other costs-non-current, respectively in the consolidated balance sheets. As of December 31, 2022 unamortized deferred other costs of $14.1 million and $262.5 million were recorded as deferred other costs-current and deferred other costs-non-current, respectively in the consolidated balance sheets. Amortization of deferred other costs for the three and nine months ended September 30, 2023, was $3.5 million and $10.6 million, respectively. This was recorded as an offset to revenue.
See Notes 1. Organization and Description of Business, 2. Basis of Presentation and Summary of Significant Accounting Policies, 4. Revenue, 11. Accounts Payable and Accrued Expenses, and 14. Mezzanine Equity for more information.
Related Party Lease
The Company’s office is leased from a company affiliated with CD Financial, LLC. The lease extends until December 2024 with a monthly rent of $35 thousand.
Additionally, on May 17, 2023, the Company and CD Financial, LLC entered into an amendment to the lease that expanded the leased space, effective on July 1, 2023. The expansion space extends until December 2024 with a monthly rent of $8 thousand.
14.MEZZANINE EQUITY
Series A Convertible Preferred Stock
As of September 30, 2023 and December 31, 2022, the Company had designated and authorized approximately 1.5 million shares of Series A Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $375 per share. The stated value per share may be increased from time to time in the event dividends on the Series A are paid-in-kind (“PIK Dividends”) pursuant to the Series A Certification of Designation (the “Series A Certificate”). On August 1, 2022, pursuant to the Purchase Agreement, the Company issued all of the authorized shares of Series A, to Pepsi for $550 million, excluding issuance costs. This issuance of the Series A was executed in accordance with the Distribution Agreement and the Transition Agreement. The Company determined that the fair value of the Series A on the issuance date was $832.5 million, or approximately $568 per share. The Series A Convertible Preferred Stock was recorded at fair value, net of issuance costs of $8.0 million, in the Company’s consolidated balance sheets.
Mezzanine Classification
The Series A Convertible Preferred Stock is redeemable in the event of a change in control as defined in the Series A Certificate. According to the SEC's Accounting Series Release No. 268 ("ASR 268"), preferred securities must be classified outside of permanent equity if they are redeemable for cash or other assets. This includes redemption (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) due to an event not solely controlled by the issuer.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
The Series A is not considered mandatorily redeemable because its redemption is contingent upon a change in control, an event not solely controlled by the Company. In compliance with ASR 268, the Company classified the Series A as mezzanine equity in the consolidated balance sheets and statements of changes in stockholders' equity for the periods ended September 30, 2023 and December 31, 2022, respectively.
Pursuant to the Purchase Agreement, Pepsi, together with its affiliates, have certain rights and restrictions with respect to their percentage ownership of the Company’s outstanding common shares on an as-converted basis, which includes both open-market purchases and the accumulation of PIK Dividends. Additionally, the Purchase Agreement grants Pepsi the right to designate one nominee for election to the Company’s board of directors, so long as Pepsi (together with its affiliates) beneficially owns at least approximately 3.7 million shares of the Company’s outstanding common stock on an as-converted basis. In August 2022, the Company expanded the number of seats from eight to nine in connection with the election of a Pepsi representative to the Company’s board of directors.
Liquidation Preference
The Series A ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s common stock, (ii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A, and (iii) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A. The aggregate liquidation preference of the Series A was $550 million as of both September 30, 2023 and December 31, 2022.
Voting
The Series A confers no voting rights, except as otherwise required by applicable law, and with respect to matters that adversely change the powers, preferences, privileges, rights or restrictions given to the Series A or provided for its benefit, or would result in securities that would be senior to or pari passu with the Series A. As described above, Pepsi has a contractual right to representation on the Company’s Board of Directors, subject to certain shareholding thresholds.
Dividends
The Series A entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind, or a combination thereof, at the Company’s election (“Regular Dividends”). Regular Dividends accrue on each share of Series A at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly Regular Dividends, shares of Series A also entitle the holder to participate in any dividends paid on the Company’s common stock on an as-converted basis. The Company declared and paid $6.9 million and $20.5 million in Regular Dividends on the Series A, which amounted to $4.69 and $13.98 per share of Series A for the three and nine months ended September 30, 2023, respectively. There were no cumulative undeclared dividends on the Series A at September 30, 2023. In addition, there were no dividends issued to common shareholders for either the nine months ended September 30, 2023 or 2022.
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
Company’s Optional Redemption
At any time from and after the earlier of (i) August 1, 2029, if the ten-day volume weighted average price of the Company’s common stock (the “Ten-Day VWAP”) does not exceed the conversion price on the date immediately prior to the date the Company delivers a redemption notice to the holders, and (ii) the cancellation of the Distribution Agreement by the Company, the Company has the right to redeem all (and not less than all) of the then-outstanding shares of Series A at the Redemption Price. In the event of the Company's optional redemption, the Company shall affect such redemption by paying the entire Redemption Price on or before the date that is thirty days after the delivery of the Company’s redemption notice and by redeeming all the shares of Series A on such date.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
Change in Control Redemption
In the event of a change in control, as defined by the following scenarios, the Company (or its successor) shall redeem all (and not less than all) of the then-issued and outstanding shares of Series A: (i) a sale or transfer, directly or indirectly, of all or substantially all of the assets of the Company in any transaction or series of related transactions (other than sales in the ordinary course of business); (ii) any merger, consolidation or reorganization of the Company with or into any other entity or entities as a result of which the holders of the Company’s outstanding capital stock (on a fully-diluted basis) immediately prior to the merger, consolidation or reorganization no longer represent at least a majority of the voting power of the surviving or resulting Company or other entity; or (iii) any sale or series of sales, directly or indirectly, beneficially or of record, of shares of the Company’s capital stock by the holders thereof which results in any person or group of affiliated persons owning capital stock holding more than 50% of the Company's voting power.
Upon a change in control and redemption, each Series A holder will receive, an amount equal to the greater of (A) the Redemption Price in cash, and (B) the cash and/or other assets (including securities) such holder would have received if each share of Series A were converted into a number of shares of common stock equal to the then-applicable conversion ratio and participated in such transaction resulting in such change of control as of the close of business on the business day immediately prior to the effective date of such transaction.
If the Company or its successor shall not have sufficient funds legally available under the Nevada law governing distributions to stockholders to redeem all outstanding shares of Series A, then the Company shall (A) redeem, pro rata among the holders, a number of shares of Series A equal to the number of shares of Series A that can be redeemed with the maximum amount legally available for the redemption, and (B) redeem all remaining shares of Series A not redeemed because of the foregoing limitations at the applicable change of control redemption price as soon as practicable after the Company (or its successor) is able to make such redemption out of assets legally available for the purchase of such shares of Series A. The inability of the Company (or its successor) to make a redemption payment for any reason shall not relieve the Company (or its successor) from its obligation to affect any required redemption when, as and if permitted by applicable law.
Holder Right to Request Redemption
On each of August 1, 2029, August 1, 2032, and August 1, 2035, the majority holders of the Series A have the right, upon no less than six months prior written notice to the Company, to request that the Company redeem all (and not less than all) of the then-outstanding shares of Series A, at the Redemption Price.
In the event of a holder-optional redemption, the Redemption Price will be payable, and the Company shall redeem the shares in three equal installments. These installments would commence on August 1, 2029, August 1, 2032, or August 1, 2035, as applicable, and in each case on the fifteenth- and thirtieth-month anniversary thereafter. On each redemption date for a holder-optional redemption, the Company will redeem shares of Series A on a pro rata basis according to the number of shares owned by each holder. The number of outstanding shares will be determined by dividing (i) the total number of Series A shares outstanding immediately prior to such redemption date by (ii) the number of remaining redemption dates (including the redemption date to which such calculation applies).
If, on any redemption date, legal constraints under the Nevada law governing distributions to stockholders or the terms of any indebtedness of the Company to financial institutions prevents the Company from redeeming all shares of Series A, the Company will ratably redeem the maximum number of shares that it may legally redeem, and will redeem the remaining shares as soon as it may lawfully do so.
Should any shares of Series A scheduled for redemption on a redemption date remain unredeemed for any reason on such redemption date, the following will occur: from the redemption date to the fifteen-month anniversary of such redemption date, the dividend rate with respect to such unredeemed share will automatically increase to 8% per annum. From such fifteenth-month anniversary to the thirtieth-month anniversary of such redemption date, the dividend rate with respect to such unredeemed share will automatically increase to 10% per annum. After such thirtieth-month anniversary of such redemption date, the dividend rate with respect to any such unredeemed share will automatically increase to 12% per annum, in each case until such share is duly redeemed or converted.
Conversion
The shares of Series A may be converted into shares of the Company’s common stock pursuant to the Series A Certificate either at the option of the Company or subject to an automatic conversion as discussed below. The Series A was issued with a conversion price of $75 which is potentially subject to adjustment pursuant to the Series A Certificate. The conversion ratio is

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
calculated as the quotient of (a) the sum of (x) the stated value of such share of Series A as of the applicable conversion date, plus (y) all accrued and unpaid dividends previously added to the stated value of such share of Series A, and without duplication, all accrued and unpaid dividends per share of Series A through the applicable conversion date; divided by (b) the conversion price as of the conversion date. As of September 30, 2023, the conversion ratio of the Series A into common was 1 to 5. At September 30, 2023, approximately 7.3 million shares of the Company’s common stock are issuable upon conversion of the Series A Convertible Preferred Stock.
As of September 30, 2023, the Series A was not probable of becoming redeemable, as the most likely method of settlement is through conversion which is likely to occur before the holder's right to request redemption becomes exercisable.
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
•Any date from and after August 1, 2028, on which (x) the Company’s products meet a market share requirement during a specified period (as defined in the Distribution Agreement) and (y) the Ten-Day VWAP immediately prior to such date exceeds the conversion price of such share as of such date. In the case of an Automatic Conversion Event, each share of Series A then outstanding shall be converted into the number of shares of common stock equal to the conversion ratio of such share in effect as of the automatic conversion date. The occurrence of an Automatic Conversion Event will terminate any right of the holder to receive a redemption at their request even if such request has already been submitted, provided that the Series A shares have not already been redeemed.
Other Accounting Matters
The Company has adopted Accounting Standards Update 2020-06 (“ASU 2020-06”), effective January 1, 2022. The provisions of ASU 2020-06 prohibit the recognition of a beneficial conversion feature on preferred shares issued after the adoption of the ASU. The Company adopted ASU 2020-06 for the Series A for the year ended December 31, 2022.
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
15.STOCKHOLDERS’ EQUITY
Issuance of common stock pursuant to exercise of stock options and other awards
During the nine months ended September 30, 2023, the Company issued an aggregate of 0.8 million shares of its common stock under the 2015 Plan. The Company received aggregate proceeds of approximately $1.6 million for 0.5 million options exercised for cash, with the remaining balance of the options having been exercised on a “cashless” basis.
During the nine months ended September 30, 2022, the Company issued an aggregate of 1.3 million shares of its common stock under the 2015 Plan. The Company received aggregate proceeds of approximately $3.1 million for 0.9 million options exercised for cash, with the remaining balance of the options having been exercised on a “cashless” basis.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
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
The Company engaged a third-party valuation firm to assist in determining the fair value of the approximately 1.5 million shares of Series A Convertible Preferred Stock issued on August 1, 2022. The Series A Convertible Preferred Stock is classified in mezzanine equity, see Note 14. Mezzanine Equity for more information. The valuation of the Series A Convertible Preferred Stock represents a non-recurring fair value measurement. The Company used a Monte Carlo simulation model to determine the fair value of the Series A Convertible Preferred Stock on August 1, 2022. The Monte Carlo simulation utilized multiple level 2 input variables to determine the value of the Series A Convertible Preferred Stock including a volatility rate of 45%, risk free interest rate of 2.69%, 5.0% dividend rate, the closing price of the Company’s common stock on the issuance date of $98.87, a debt discount rate of 12.5% and a discount for lack of marketability attributed to the registration period of the underlying stock. The selected historical volatility was based on Celsius and a certain peer group. The risk-free interest rate was based on the U.S. STRIPS Rate with a corresponding term as of issuance date. The 5.0% dividend rate is consistent with the provisions of the Series A Convertible Preferred Stock and with the Company’s past payments or such dividends made in cash. The debt discount rate was based on estimated credit analysis and corresponding market yields as of the issuance date. The Company applied a nominal discount for lack of marketability with respect to the assumed registration period of the underlying shares.
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
The effective income tax rate for the three months ended September 30, 2023 was 19.9% and differed from the statutory federal income tax rate of 21.0% primarily due to net benefits on stock-based compensation awards, disallowed stock-based compensation expense and state income taxes.
The effective income tax rate for the nine months ended September 30, 2023 was 21.1% and differed from the statutory federal income tax rate of 21.0% primarily due to windfall benefits on stock-based compensation awards, disallowed stock-based compensation expense and state income taxes.
The effective income tax rate for the three and nine months ended September 30, 2022, was (24.2%) and (33.5%), respectively. Both rates differed from the statutory federal income tax rate of 21.0% primarily due to the tax impact of the $282.5 million Series A Convertible Preferred Stock fair value adjustment. This adjustment is recorded as Deferred Other Costs in the consolidated balance sheets and will be amortized over twenty years for book purposes. As this expense is non-deductible for tax purposes, the Company recorded a $71.4 million deferred tax liability in the third quarter of 2022 as a discrete item of deferred tax expense. Additional factors impacting the effective income tax rates included disallowed stock-based compensation expense and state and local income taxes. For the nine-month period, the rate was further affected by the release of certain state income tax reserves. The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.
The Company’s tax returns for tax years 2020 through 2022 remain subject to potential examination by the taxing authorities.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
18.STOCK-BASED COMPENSATION
The Company adopted the 2006 Incentive Stock Plan on January 18, 2007. This plan was intended to provide incentives to attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock. While the plan terminated 10 years after the adoption date, certain awards issued under such plan have not yet been terminated. The Company is no longer granting awards under this plan and there are no unvested awards as of September 30, 2023.
The Company adopted the 2015 Plan on April 30, 2015. The 2015 Plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to awards issued. The 2015 Plan permits the grant of options and shares for up to 5 million shares. In addition, there is a provision in the 2015 Plan for an annual increase to the maximum number of shares authorized under the 2015 Plan. The increase shall be added on the first day of the calendar year beginning January 1, 2016, equal to 15% of the number of shares outstanding as of such date. As of September 30, 2023, approximately 5.9 million shares were available for issuance under the 2015 Plan. See Note 15 Stockholders' Equity for more information.
For the three months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of approximately $5.0 million and $6.3 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of approximately $16.2 million and $14.8 million, respectively. Stock-based compensation expense is included in selling, general and administrative expense.
Stock Options
The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. The maximum contractual term of the Company's stock options is 10 years. The Company recognizes forfeitures as they occur. There were options to purchase approximately 1.6 million and 1.9 million shares that have vested as of September 30, 2023 and December 31, 2022, respectively. No stock options were issued for the nine months ended September 30, 2023 and the year ended December 31, 2022.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances and recognizes forfeitures as they occur.
A summary of the status of the Company’s outstanding stock options as of September 30, 2023 and changes during the nine months ending on that date is as follows:

		Weighted Average		Aggregate Intrinsic Value (000’s)	Weighted Average Remaining Term (Yrs)
	Shares (000’s)	Exercise Price	Grant Date Fair Value
At December 31, 2022	2,266	$9.66		$213,914	5.43
Exercised	(585)	4.72	138.76	78,598
Forfeiture and cancelled	(16)	24.49
At September 30, 2023	1,665	$11.44		$266,770	4.73
Exercisable at September 30, 2023	1,560	$9.40		$253,031	4.56

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
The following table summarizes information about employee stock options outstanding at September 30, 2023:

	Outstanding Options			Vested Options
Range of Exercise Price	Number Outstanding at September 30, 2023 (000's)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2023 (000's)	Weighted Average Exercise Price	Weighted Average Remaining Life
$1.05 - $1.97	15	1.69	$1.36	15	$1.36	1.69
$3.23 - $4.85	1,118	4.04	3.89	1,118	3.89	4.04
$5.59 - $8.39	185	4.47	5.79	185	5.79	4.47
$14.53 - $21.80	35	6.84	14.53	35	14.53	6.84
$21.8 - $32.70	13	7.08	21.80	7	21.80	7.08
$42.64 - $63.96	299	7.26	42.67	200	42.67	7.26
Outstanding options	1,665	4.73	$11.44	1,560	$9.40	4.56
As of September 30, 2023, the Company had approximately $0.8 million, of unrecognized pre-tax non-cash compensation expense related to options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 0.3 years.
Restricted Stock Units
Restricted stock units are awards that give the holder the right to receive one share of common stock for each restricted stock unit upon meeting service-based vesting conditions (typically annual vesting in three equal annual installments, with a requirement that the holder remains in the continuous employment of the Company). The Company determines the fair value of restricted stock-based awards based on the market price of the common stock on the date of grant. The holders of unvested units do not have the same rights as stockholders and do not have the right to receive any dividends or right to vote. The value of restricted stock units that vest over time is established by the market price or the date of its grant. A summary of the Company’s restricted stock unit activity for the nine months ended September 30, 2023 and 2022 is presented in the following table:

	Nine Months Ended
	September 30, 2023		September 30, 2022
	Shares (000's)	Weighted Average Grant Date Fair Value	Shares (000's)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	539	$60.73	566	$52.66
Granted	144	105.42	207	81.74
Vested	(206)	58.50	(183)	56.33
Forfeited and cancelled	(64)	72.66	(47)	64.37
Unvested at end of period	413	$94.26	543	$63.93
The total fair value of shares vested during the nine months ended September 30, 2023 and 2022 was approximately $22.1 million and $9.7 million, respectively. Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of September 30, 2023 and 2022 was $20.0 million and $29.3 million, respectively, and is expected to be expensed over the next 1.9 years.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
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
In the third quarter of 2022, the Human Resources and Compensation Committee of the Board of Directors approved the issuance of PSUs to certain employees. The aggregate grant date fair value of $7.5 million included an immediate vesting of 20% of the shares as well as specific performance-based metrics to be met in year one and year two of the issuance. The Company believes the performance-based metrics are probable of being achieved and will recognize expense for each tranche of the awards separately using the accelerated attribution method according to ASC 718.
A summary of the Company’s PSU activity for the nine months ended September 30, 2023 and 2022 is presented in the following table:

	Nine Months Ended
	September 30, 2023		September 30, 2022
	Shares (000's)	Weighted Average Grant Date Fair Value	Shares (000's)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	76	$91.48	15	$64.65
Granted	—	—	76	102.92
Vested	(31)	98.28	(18)	96.47
Forfeited and cancelled	(4)	74.62	—	—
Unvested at end of period	41	$91.36	73	$96.47
Unrecognized compensation expense related to outstanding PSUs issued to employees and non-employee consultants as of September 30, 2023 and 2022 was approximately $1.3 million and $6.8 million, respectively, and is expected to be expensed over the next 0.9 years.
19.COMMITMENTS AND CONTINGENCIES
Legal
On January 8, 2021, the Company received a letter from the SEC Division of Enforcement seeking the production of documents in connection with a non-public, fact-finding inquiry by the SEC to determine whether violations of the federal securities laws had occurred. The Company has subsequently received subpoenas for the production of documents in connection with this matter. The investigation and requests from the SEC do not represent that the SEC has concluded that the Company or anyone else has violated the federal securities laws. The Company has cooperated and will continue to cooperate with the SEC staff in its investigation and requests. At this time, however, the Company cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on the Company's results of operations.
On March 16, 2022, a putative securities class action lawsuit was filed against the Company and certain officers in the U.S. District Court for the Southern District of Florida, styled City of Atlanta Police Officers’ Pension Plan and City of Atlanta Firefighters’ Pension Plan v. Celsius Holdings, Inc., et al. On July 8, 2022, the lead plaintiffs filed an amended complaint alleging violations of the Securities Exchange Act of 1934. The allegations pertain to purported false and misleading statements or omissions made between August 12, 2021, and March 1, 2022, which allegedly affected the Company’s stock prices.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
In response, the Company and the individual defendants filed a motion to dismiss on August 5, 2022, which was partially granted by the Court on March 22, 2023. To mitigate litigation uncertainties, the Company agreed in principle to a nationwide class settlement on July 17, 2023, entailing a one-time cash payment of $7.9 million for a release of all claims related to allegations in the amended complaint, subject to final documentation, judicial endorsement, and other conditions. The $7.9 million was paid on September 7, 2023, and is included in selling, general and administrative expenses for the three and nine months ended September 30, 2023. The final fairness hearing is set for January 31, 2024.
On January 11, 2023, a stockholder derivative complaint (the “Lampert Complaint”) was filed against certain Company directors, a former officer, and nominally against the Company, in the U.S. District Court of the District of Nevada. The complaint alleges (i) breach of fiduciary duty, (ii) unjust enrichment, and (iii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 14, 2023, the Court approved a joint stipulation regarding Stay of Litigation, postponing the defendants' time to respond. Plaintiff Lampert asserts that the same allegations giving rise to the City of Atlanta putative class action lawsuit discussed in the preceding paragraphs also supported claims for breach of fiduciary duty against the directors and former officer, among other claims.
Subsequent similar complaints were filed: the “Hammond Complaint” on May 19, 2023, in the U.S. District Court for the Southern District of Florida; the “Ingrao Complaint” on July 10, 2023, in the Clark County District Court for the State of Nevada; and the “Hepworth Complaint” on July 12, 2023, in the U.S. District Court for the Southern District of Florida. All these complaints make substantially similar allegations to the Lampert Complaint. For each of these complaints, the Court has entered an Order granting, in part, a stay of litigation, postponing the defendants’ time to respond. The foregoing stays are pending resolution of the City of Atlanta putative class action claim described above; however, the court overseeing the Hepworth Complaint and the Hammond complaints has required the parties to file a joint status report no later than December 29, 2023.
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
A jury trial commenced on this matter on January 10, 2023. On January 18, 2023, the jury rendered a verdict against the Company for $82.6 million in compensatory damages. On April 27, 2023, the court denied the Company’s post-trial motions which sought (i) dismissal of the case notwithstanding the verdict based on the plain language of the contracts at issue; (ii) in the alternative, granting a new trial; or (iii) in the alternative, reducing the award of damages to $2.1 million, which reflects the Company’s stock price on the date that the jury found the relevant revenue and sales benchmarks at issue were met. The judgment will accrue post-judgement interest at 5.52% per year commencing February 13, 2023.
The Company believes that the jury verdict is not supported by the facts of the case or applicable law, is the result of significant trial error, and there are strong grounds for appeal. The Company filed a notice of appeal to the Fourth District Court of Appeal for the State of Florida on February 21, 2023, which is currently proceeding. The Company intends to vigorously challenge the judgment through the appeal processes, and filed its initial brief on October 6, 2023.
The Company currently believes that the likelihood that the full amount of the judgment will be affirmed is not probable. The Company has taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. The Company currently estimates a range of possible outcomes between $2.1 million and $82.6 million plus interest, and the Company has accrued a liability as of September 30, 2023 and December 31, 2022, reflected in accounts payable and accrued expenses in the consolidated balance sheets, at the low end of that range. The ultimate amount of the original judgement that the Company may be required to pay could be materially different than the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.
In the ordinary course of business, the Company is from time to time party to various disputes, litigation claims and legal proceedings, including without limitation, those concerning employment matters, intellectual property, false advertising, product liability and breach of contract. The Company vigorously defends all matters in which the Company or its subsidiaries are named, and the Company maintains insurance intended to protect it against adverse judgments, settlements and assessments; however, the Company cannot predict with certainty the adequacy of existing insurance coverage or the outcome of any particular claim. Based on currently available information, the Company does not believe that the ultimate outcome associated with any known ordinary course claims or litigation will have a material adverse effect on the Company's financial condition or results of operations.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(Tabular dollars in thousands, except per share amounts)
Commitments
The Company has entered into distribution agreements that provide for the payment of liquidated damages in the event that the Company terminates the distribution agreements without cause. Cause has been defined in various ways. If management makes the decision to terminate an agreement without cause, an estimate of expected damages is accrued, and an expense is recorded within selling, general and administrative expenses for the period in which termination was initiated.
As of September 30, 2023 and December 31, 2022, the Company had purchase commitments to third parties of $98.1 million and $30.7 million, respectively. The Company's guarantees are primarily related to third party suppliers and have arisen through the normal course of business. The purchase commitments may have various terms, and none are individually significant.
The Company had long term contractual obligations aggregating to approximately $20.8 million at September 30, 2023, which related primarily to sponsorships and other marketing activities.
20.SUBSEQUENT EVENTS
On November 2, 2023, the Company announced that its Board of Directors unanimously approved a three-for-one forward stock split of the Company’s issued and outstanding shares of common stock (the “Forward Stock Split”). The Forward Stock Split will become effective at 11:59 p.m. Eastern Time on November 13, 2023 (the “Effective Time”). At the Effective Time, each shareholder of record will receive two additional newly issued shares of common stock for each share of common stock of the Company held at such time. The par value of each share of common stock will remain unchanged. The common stock is expected to begin trading on a split-adjusted basis at market open of Nasdaq on November 15, 2023. The Company's common stock will continue trading on the Nasdaq Capital Market under the same symbol “CELH” and the CUSIP number will remain unchanged. No adjustments have been made to the historical financial statements, as the forward split has not been completed.
Concurrently with the effectiveness of the Certificate of Change, the number of authorized shares of common stock will increase from 100,000,000 to 300,000,000, which is proportional to the ratio of the Forward Stock Split. Neither the Certificate of Change nor the Forward Stock Split affects any stockholder’s ownership percentage of the common stock, alters the par value of the common stock or modifies any voting rights or other terms of the common stock.
This Forward Stock Split will trigger adjustments to the share-based ratios across various clauses outlined in the Purchase Agreement related to the Company's issuance of Preferred Shares, including those outlined in Note 1. Organization and Description of Business and Note 14. Mezzanine Equity.
The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date the consolidated financial statements are issued. Except for the matters discussed in this section and those discussed in Note 19. Commitments and Contingencies, there were no other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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
•our recently announced Forward Stock Split; and
•other statements regarding our future operations, financial condition, prospects and business strategies.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to: our ability to successfully make and integrate acquisitions; the impact on our operations from public health crises; and the performance, reliability and availability of our e-commerce platform and underlying network infrastructure.
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

Our flagship asset, Celsius, is a fitness supplement drink which, with exercise, accelerates metabolism and burns calories and body fat while providing energy. This product line comes in two versions, a ready-to-drink supplement format and an on-the-go powder form. Our products are currently offered in major retail channels in the US including conventional grocery, natural, convenience, fitness, mass market, vitamin specialty and e-commerce.
An integral part of our value proposition is our focus on the functional energy drink and liquid supplement category, ensuring our products have clear and proven benefits. This is why we invest in research and development from the start and utilize our proprietary MetaPlus formulation in our portfolio, a blend of ginger root, guarana seed extract, chromium, vitamins, and green tea extract.
Results of Operations
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Revenue
For the three months ended September 30, 2023, revenue was approximately $384.8 million, an increase of $196.6 million or 104% from $188.2 million for the three months ended September 30, 2022. The total increase in revenue was largely driven by continued gains in distribution points and Club Channel growth. This growth was the result of increased revenues from North America, where third quarter 2023 revenues were $371.2 million, an increase of $191.6 million or 107% from the same period in 2022. North America was driven by increases in total distribution points, and higher SKUs per location.
European revenues for the three months ended September 30, 2023 were $11.0 million, which increased by $3.5 million or 46% from the same period in 2022. Asia-Pacific revenues (which primarily consist of royalty revenues from our China licensee) contributed an additional $1.2 million, an increase of $0.3 million or 29% for the same period in 2022. Other international markets generated approximately $1.3 million in revenues during the three months ended September 30, 2023, an increase from $0.2 million for the same period in 2022. International revenues increased in large part by successful innovation launches, increased velocity, and increased brand awareness.
The following table sets forth the amount of revenues by geographical location for the three months ended September 30, 2023 and 2022:

	For The Three Months Ended September 30,
Revenue Source	2023	2022
Total revenue	$384,757	$188,233

North America revenue	$371,178	$179,541

Europe revenue	$11,038	$7,546

Asia-Pacific revenue	$1,247	$964

Other revenue	$1,294	$182
Gross Profit
For the three months ended September 30, 2023, gross profit increased by approximately $115.4 million or 147% to $194.1 million, from approximately $78.7 million for the three months ended September 30, 2022. Gross profit margins reflected an increase to 50% for the three months ended September 30, 2023 from 42% for the same period in 2022. Gross profit improvements are attributed to continued savings in packaging and raw material cost, decreased product waste/scrap, improved freight lane efficiency, and benefits from improved leverage across promotional allowances.

Selling, General and Administrative Expenses
For the quarter ended September 30, 2023, Selling, General and Administrative (SG&A) expenses totaled $96.4 million, down 57% or $129.8 million from $226.2 million in the same quarter of 2022. The breakdown of changes within SG&A is comprised of a $149.5 million decrease primarily due to termination fees paid to distributors in 2022, offset by increases to depreciation and amortization, research and development, use and excise taxes, and other selling expenses. The remaining changes include a $21.2 million increase in marketing investments, a $2.2 million increase in storage and distribution costs due to growing organic sales volume, a $3.9 million increase in employee costs reflecting our ongoing investments to support growth, and a $6.3 million, or approximately 56%, decrease in administrative expenses to $11.3 million mainly due to a litigation settlement in the amount of $7.8 million. Stock-based compensation decreased by $1.3 million to $5.0 million, a change driven by forfeited awards. However, this was offset in part by new awards issued to our expanding workforce, which aligns with our strategy to encourage employee ownership and promote exceptional performance, contributing to our continued business success based on key performance attributes.
Other Income
Total other income for the three months ended September 30, 2023 and 2022 is mainly related to interest income on cash and cash equivalents and foreign currency exchange loss.
Net Income (Loss) Attributable to Common Stockholders
Net income attributable to common stockholders for the three months ended September 30, 2023 was $70.5 million, or $0.92 per share based on a weighted average of approximately 77.0 million shares outstanding. In comparison, for the three months ended September 30, 2022, the Company had a net loss attributable to common stockholders of approximately $(186.5) million, or $(2.46) per share based on a weighted average of 75.8 million shares outstanding. Diluted earnings (loss) per share was $0.89 and $(2.46), respectively, for the three months ended September 30, 2023 and 2022.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Revenue
For the nine months ended September 30, 2023, revenue was approximately $970.6 million, an increase of $495.0 million or 104% from $475.6 million for the nine months ended September 30, 2022. The total increase in revenue was largely driven by continued gains in distribution points and Club Channel growth. This growth was the result of increased revenues from North America, where 2023 revenues were $930.5 million, an increase of $482.4 million or 108% from the same period in 2022. North America revenue was driven by continued gains in distribution points and SKUs per location.
European revenues for the nine months ended September 30, 2023 were $31.6 million, which increased by $8.1 million or 34% from the same period in 2022. Asia-Pacific revenues (which primarily consist of royalty revenues from our China licensee) contributed an additional $4.1 million, an increase of $1.3 million or 44% for the same period in 2022. Other international markets generated approximately $4.3 million in revenues during the nine months ended September 30, 2023, an increase from $1.1 million for the same period in 2022.
The following table sets forth the amount of revenues by geographical location for the nine months ended September 30, 2023 and 2022:

	For The Nine Months Ended September 30,
Revenue Source	2023	2022
Total revenue	$970,579	$475,640

North America revenue	930,545	448,141

Europe revenue	31,599	23,540

Asia-Pacific revenue	4,111	2,857

Other revenue	4,324	1,102

Gross Profit
For the nine months ended September 30, 2023, gross profit increased by approximately $275.0 million or 143% to $466.9 million, from approximately $191.9 million for the nine months ended September 30, 2022. Gross profit margins reflected an increase to 48% for the nine months ended September 30, 2023 from 40% for the same period in 2022. Gross profit improvements are attributed to lower packaging and raw material unit cost, decreased product waste/scrap, and improved freight lane efficiency.
Selling, General and Administrative Expenses
For the nine months ended September 30, 2023, SG&A expenses totaled $259.5 million, down from $316.9 million in the same period of 2022, a decrease of $57.4 million. The breakdown of changes within SG&A is comprised of a $141.6 million decrease primarily due to termination fees paid to distributors in 2022, offset by increases to depreciation and amortization, research and development, use and excise taxes, storage and distribution, and other selling expenses. The remaining expenses include a $59.3 million increase in marketing investments, a $9.3 million increase in employee costs reflecting our ongoing investments to support growth, and a $14.1 million, or approximately 33%, increase in administrative expenses to $43.2 million mainly due to higher audit, consulting, insurance, and office rent costs. Stock-based compensation increased by$1.4 million to $16.2 million, driven by new awards to our expanding workforce, in line with our strategy to encourage employee ownership and promote exceptional performance, contributing to our continued business success based on key performance attributes.
Other Income
Total other income for the nine months ended September 30, 2023 and 2022 is mainly related to interest income on cash and cash equivalents and foreign currency exchange loss.
Net Income (Loss) Attributable to Common Stockholders
Net income attributable to common stockholders for the nine months ended September 30, 2023 was $142.9 million or $1.86 per share based on a weighted average of approximately 76.8 million shares outstanding. In comparison, for the nine months ended September 30, 2022, the Company had a net loss attributable to common stockholders of approximately $(170.7) million or $(2.26) per share, based on a weighted average of 75.6 million shares outstanding. Diluted earnings (loss) per share was $1.81 and $(2.26), respectively, for the nine months ended September 30, 2023 and 2022.
Liquidity and Capital Resources
As of September 30, 2023 and December 31, 2022, we had cash of approximately $760.0 million and $652.9 million (including restricted cash of $38.8 million at December 31, 2022), respectively, and working capital of approximately $879.6 million and $756.7 million, respectively.
We believe that cash available from operations will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable and other assets, and purchases of capital assets and equipment for the next twelve (12) months with respect to our current operating plan. Please refer to "Risk Factors" in Part 1, Item 1A, in our 2022 Annual Report for these and other factors that may have a material impact on our operations. Our primary sources of cash included cash from operations and proceeds from the issuance of Series A convertible preferred shares. These sources of cash are available to fund cash outflows that have both a short and long-term component.
Purchases of inventories, other assets, property and equipment (including coolers), advances for our co-packers, payments of accounts payable, and income taxes payable are expected to remain our principal recurring uses of cash.
Our current operating plan for the next twelve (12) months reflects sufficient financial resources.
Cash flows provided by operating activities
Cash flows provided by operating activities totaled approximately $136.0 million for the nine months ended September 30, 2023, which compares to $171.0 million cash provided by operating activities for the nine months ended September 30, 2022. The approximate $35.0 million decrease in cash generation is primarily due to increased working capital spend in 2023 as a result of significant growth and timing benefits associated with the Pepsi distribution and share purchase activities in 2022.
Cash flows (used in) investing activities
Cash flows used in investing activities totaled approximately $9.5 million for the nine months ended September 30, 2023, which compares to cash used in investing activities of $0.9 million for the nine months ended September 30, 2022. The increase in cash used in investing activities when compared to the 2022 period was primarily due to increased cash expenditures for property and equipment in the current year.

Cash flows (used in) provided by financing activities
Cash flows used in financing activities totaled approximately $18.9 million for the nine months ended September 30, 2023, which compares to cash provided by financing activities of $540.5 million for the nine months ended September 30, 2022. The decrease in the cash provided by financing activities was mainly related to the one-time net proceeds of $542.0 million from the issuance of the Series A convertible preferred shares related to Pepsi in the 2022 period as well as three quarters of dividends paid to Pepsi in 2023 versus a partial quarter in 2022.
Off Balance Sheet Arrangements
As of September 30, 2023 and December 31, 2022, we had no off balance sheet arrangements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies or estimates, aside from the change in estimate disclosed in the accompanying footnotes and from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, "Financial Statements and Supplementary Data" (Note 2), included in our 2022 Annual Report for the fiscal year ended December 31, 2022.
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
Item 4. Controls and Procedures.
Management’s Report on Disclosure Controls and Procedures
Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Our Chief Executive Officer and our Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and our Chief Financial Officer evaluated whether our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We identified material weaknesses as of December 31, 2022 in our internal controls over financial reporting, which were not fully remedied as of September 30, 2023. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As a result of these material weaknesses, we concluded that internal controls over the following areas were not effective as of December 31, 2022 and were not fully remedied as of September 30, 2023.
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
Remediation Plan
As of the date of this Quarterly Report on Form 10-Q, management has reassessed the design of controls and modified processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including but not limited to (a) improving consistency in change management supported by standard operating procedures to govern the authorization, testing and approval of changes to information technology systems supporting all of the Company’s internal control processes, (b) enhancing design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures and financial reporting controls, (c) continuing to identify, design and implement effective review and approval controls, and (d) implementing appropriate timely review and oversight responsibilities within the accounting and financial reporting functions.
Changes in Internal Controls Over Financial Reporting
During the nine months ended September 30, 2023, we have been implementing and will aggressively continue to implement changes that are both organizational and process-focused to improve the control environment. We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal controls over financial reporting and ITGCs which will address the material weaknesses noted as of December 31, 2022. These remedial measures were considered changes to our internal control environment which had a material effect on internal control over financial reporting. We will not be able to conclude whether the material weaknesses have been remediated until the completion of our Annual Report on Form 10-K for the year ended December 31, 2023.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated herein by reference to Note 19. Commitments and Contingencies in the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Information about our most recent risk factors is disclosed in Part I, Item 1A “Risk Factors” in our 2022 Annual Report for the year ended December 31, 2022. At September 30, 2023, there have been no material changes to the information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None, except as previously disclosed in filings with the SEC.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended September 30, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits.

3.1	Articles of Incorporation of Celsius Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 9, 2022)

3.2	Amended and Restated Bylaws of Celsius Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on August 9, 2022)

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer**

32.2	Section 906 Certification of Chief Financial Officer**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline iXBRL and contained in Exhibit 101
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Date: November 6, 2023	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)