Form 10-K
period 2023-12-31
Celsius Holdings, Inc.
filed 2024-02-29
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-34611

CELSIUS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2745790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2424 N Federal Highway, Suite 208, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)
(561) 276-2239
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	CELH	Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.7 billion as of June 30, 2023, on the Nasdaq Capital Market. For purposes of the foregoing computation, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.
There were 232,793,007 shares of common stock outstanding as of February 21, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the SEC no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023.

Cautionary Statements Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this "Report") contains forward-looking statements that are based on the current expectations of our Company and management about future events within the meaning of the United States Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are made in reliance of the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Report that are not clearly historical in nature, including statements regarding the strategic investment by and long term partnership with PepsiCo, Inc. ("Pepsi"); anticipated financial performance; management’s plans and objectives for international expansion and future operations globally; the successful development, commercialization, and timing of new products; business prospects; outcomes of regulatory proceedings; market conditions; the current and future market size for existing or new products; any stated or implied outcomes with regards to the foregoing; and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
•Our ability to maintain a strong relationship with Pepsi or any of our other distributors;
•The impact of the consolidation of retailers, wholesalers and distributors in the industry;
•Our ability to maintain strong relationships with co-packers to manufacture our products;
•Our ability to maintain strong relationships with our customers;
•The impact of increases in cost or shortages of raw materials or increases in costs of co-packing;
•Our ability to successfully generate demand through the use of third-parties, including celebrities, social media influencers, and others, may expose us to risk of negative publicity, litigation, and/or regulatory enforcement action;
•Our failure to accurately estimate demand for our products;
•The impact of additional labeling or warning requirements or limitations on the marketing or sale of our products;
•Our ability to successfully expand outside of the United States ("U.S.") and the impact of U.S. and international laws, including export and import controls and other risk exposure;
•Our ability to successfully complete or manage strategic transactions;
•Our ability to protect our brand, trademarks, proprietary rights, and our other intellectual property;
•The impact of internal and external cyber-security threats and breaches;
•Our ability to comply with data privacy and personal data protection laws;
•Our ability to effectively manage future growth;
•The impact of global or regional catastrophic events on our operations and ability to grow;
•The impact of any actions by the U.S. Food and Drug Administration (the "FDA") regarding the manufacture, composition/ingredients, packaging, marketing/labeling, storage, transportation, and/or distribution of our products;
•The impact of any actions by the Federal Trade Commission (the "FTC") on our advertising;
•Our ability to effectively compete in the functional beverage product industry and the strength of such industry;
•The impact of changes in consumer product and shopping preferences;
•The impact of changes in government regulation and our ability to comply with existing regulation concerning energy drinks; and
•Other factors that are described in this Report under the heading “Risk Factors.”
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I, Item 1A. Risk Factors. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this Report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I
Item 1. Business.
When used in this Report, unless otherwise indicated, the terms the "Company,” “Celsius,” “we,” “us” and “our” refer to Celsius Holdings, Inc. and its subsidiaries.
Overview
Celsius is a fast-growing company in the functional energy drink category in the U.S. and internationally. We engage in the development, processing, marketing, sale, and distribution of functional energy drinks to a broad range of consumers. We provide differentiated products that offer clinically proven and innovative formulas meant to positively impact the lives of our consumers. Our brand has also proven to be attractive to a broad range of customers, including fitness enthusiasts.
Our flagship asset, CELSIUS®, is marketed as a fitness drink or supplement which, with exercise, is designed to accelerate metabolism and burn body fat while providing energy. This product line comes in two versions, a ready-to-drink form and an on-the-go powder form. During 2023, we introduced a new CELSIUS® Essentials line, available in 16-ounce cans. Our products are currently offered in major retail channels across the U.S., including conventional grocery, natural, convenience, fitness, mass market, vitamin specialty and e-commerce. Additionally, our products are currently offered in certain Canadian, European, Middle Eastern and Asia-Pacific markets.
During January 2024, we broadened our international expansion through the following arrangements:
•An expansion of our existing relationship with Pepsi to serve as our exclusive distributor in Canada, expanding the area served under the Pepsi distribution agreement established in the U.S. in 2022. Sales in Canada under this arrangement began in December 2023; and
•A new relationship with Suntory Beverage & Food to serve as our exclusive sales and distribution partner in the United Kingdom of Great Britain and Northern Ireland, the Channel Islands, the Isle of Man and the Republic of Ireland. Sales under this arrangement are expected to begin in the early second half of 2024.
We were incorporated in the State of Nevada on April 26, 2005. Our common stock is listed on the Nasdaq Capital Market, and on November 15, 2023, a three-for-one forward stock split of our common stock was made effective for stockholders of record at the close of business on November 13, 2023 (the "Forward Stock Split").
Our Products
We seek to combine nutritional science with mainstream beverages. Our innovative approach involves the use of our proprietary MetaPlus® formulation. This aligns with our aim to offer everyday refreshments by minimizing artificial additives. Unlike many traditional energy drinks or sodas, CELSIUS® products are free from aspartame and high fructose corn syrup and are very low in sodium.
Our product's formulation includes good-for-you ingredients and supplements such as green tea (EGCG), ginger (from the root), calcium, chromium, B vitamins and vitamin C. We use sucralose, a sugar-derived sweetener, found in Splenda®, to sweeten our products, making them low-calorie and an option suitable for consumers monitoring their sugar consumption.
We introduced our first CELSIUS® functional energy drinks to the marketplace in 2005.
We currently offer three functional energy drink lines:
•CELSIUS® Originals and Vibe: Our initial 12 fluid ounce product line, offered in various flavors and carbonated and non-carbonated forms. We tailor these beverages to meet a variety of consumer tastes and preferences.
•CELSIUS ESSENTIALS™: Introduced in 2023, this 16 fluid ounce line is formulated with aminos.
•CELSIUS® On-the-Go Powder: This line features the same ingredients contained in our functional energy drinks in a convenient powder form.
CELSIUS® ready-to drink products are packaged in a distinctive can that uses vivid colors and abstract patterns to create a strong on-shelf impact. The cans are sold in various packaging units and are designed to provide a clean, crisp and more modern look than our competitors' products. In addition to being sugar free, our original U.S. ready-to-drink product line is non-GMO, kosher and vegan certified and soy and gluten free.

Manufacture and Supply of Our Products
Our functional energy drinks, on-the-go powders, and supplements are produced by well-established third-party beverage co-packers. Utilizing these co-packers, strategically located across the U.S., enables us to efficiently produce and distribute our products. We procure most ingredients and all packaging materials, while our co-packers handle assembly and charge us a fee on a per-case basis. The shelf life of CELSIUS® products ranges from 15 to 24 months.
We, or our co-packers, purchase the raw materials used in our products in accordance with our specifications. Most ingredients are sourced from domestic suppliers, with several reliable options available to us for key components. The ingredients in CELSIUS® products include green tea (EGCG), ginger (from the root), caffeine, B vitamins, vitamin C, taurine, guarana, chromium, calcium, glucuronolactone, sucralose, natural flavors and natural colorings.
Packaging materials are sourced from multiple suppliers in the U.S. We believe that our co-packing arrangements and supply sources sufficiently meet our present requirements. Currently, we are not dependent upon any one supplier.
Distribution
Pepsi Distribution Agreement
On August 1, 2022, we entered into a distribution agreement with Pepsi (the "Distribution Agreement") relating to the sale and distribution of certain of the Company’s beverage products in existing channels and distribution methods in the U.S., excluding certain existing customer accounts, sales channels, Puerto Rico and the U.S. Virgin Islands. Under the Distribution Agreement, the Company granted Pepsi the right to sell and distribute its existing beverage products in existing channels and distribution methods, as well as the right to sell and distribute future beverage products that are added from time to time as licensed products under the Distribution Agreement in defined territories. The Distribution Agreement is a master service agreement and can be cancelled without cause by either party in the 19th year of the term (i.e., 2041), the 29th year of the term (i.e., 2051) and in each 10th year thereafter (i.e., 2061, 2071, etc.) by providing twelve months’ written notice on August 1st of the year preceding the year of termination. Except for a termination by the Company “with cause” or a termination by Pepsi “without cause” (each as defined in the Distribution Agreement), the Company is required to pay Pepsi certain compensation upon a termination as specified in the Distribution Agreement.
We agreed to provide Pepsi a right of first offer in the event we intend to (i) manufacture, distribute or sell products in certain additional countries as specified in the Distribution Agreement, or (ii) distribute or sell products in any future channels and distribution methods during the term of the Distribution Agreement. Furthermore, Pepsi agreed to meet and confer in good faith with us regarding the terms and conditions upon which Pepsi might be willing to sell or distribute products, either directly or through local sub-distributors, in certain other additional countries. The Distribution Agreement includes other customary provisions, including non-competition covenants in favor of the Company, representations and warranties, indemnification provisions, insurance provisions and confidentiality provisions. As agreed to with Pepsi, we began shipments to The Pepsi Bottling Group (Canada), ULC ("Pepsi Canada") in the fourth quarter of 2023 and distribution to the Canada market in January 2024. Additionally, under the terms of a channel transition agreement entered into with Pepsi (the "Transition Agreement"), we have been entitled to receive payments from Pepsi in exchange for the transition of certain existing distribution rights to Pepsi. In connection with the Distribution Agreement and Transition Agreement, we terminated supply agreements with existing suppliers to transition certain territory rights to Pepsi. In connection with entering into the foregoing agreements with Pepsi, we issued and sold to Pepsi approximately 1.5 million shares of our Series A Preferred Stock (“Series A” or “Series A Preferred Stock”) in exchange for cash proceeds of $550 million, excluding transaction costs. For additional information about our agreements with Pepsi, see Note 4. Revenue, Note 13. Related Party Transactions, and Note 14. Mezzanine Equity to our consolidated financial statements contained elsewhere in this Report and the Customers section below.
Domestic
In the U.S. and Canada, we sell CELSIUS® products across many retail segments, including supermarkets, convenience stores, drug stores, nutritional stores, food service providers and mass merchants. We also sell to health clubs, gyms, the military and e-commerce websites. In the fourth quarter of 2023, we agreed to, along with Pepsi, expand our reach to Canada and began shipments to Pepsi Canada. Pepsi is our exclusive distributor in Canada under the Distribution Agreement.
We distribute our products domestically through direct-store delivery ("DSD"), distributors and direct sales to retailers.
Additionally, our products are sold online through e-commerce platforms such as Amazon, Instacart, and Walmart.com.
International
We distribute our products in various foreign regions through regional and country-specific distribution partners.

We market our products in the Asia-Pacific market through local distributors in Hong Kong and a license agreement with Qifeng Food Technology (Beijing) Co., Ltd. ("Qifeng"). Our partnership with Qifeng began in 2018 with local production and preliminary distribution of CELSIUS® products in China. In January 2019, we restructured our China distribution strategy, entering into two separate agreements with Qifeng: (i) a license agreement regarding the commercialization of CELSIUS® products, and (ii) an economic agreement regarding the repayment of certain marketing investments made in China.
Under the license agreement, Qifeng was granted the exclusive license rights to manufacture, market and commercialize CELSIUS® brand products in China. As a result, they are currently paying an annual royalty fee totaling $6.9 million combined for the first five years of the agreement term. Following this period, the royalty structure transitions to a volume-based variable fee with a fixed minimum amount continuing thereafter until the license agreement is terminated or canceled. Furthermore, under a separate economic agreement as described above, Qifeng is repaying the marketing investments we made in the China market through 2018. This repayment, formalized as a note receivable, is scheduled to be fully paid by December 31, 2024.
We have recently expanded into the United Kingdom and Ireland. These strategic moves grow our global presence and increases access to the CELSIUS® energy drink brand in these regions. In the United Kingdom, we expect sales to begin in the early second half of 2024. This expansion reflects our commitment to growth and leveraging strong partnerships to enhance our global market reach.
Our international expansion strategy leverages our partnership with Pepsi, capitalizing on their extensive distribution network. We currently utilize this network and plan to continue doing so as we continue to prioritize our future growth.
Customers
Our consumer base primarily consists of distributors, e-commerce retailers, and various brick-and-mortar outlets such as grocery and convenience stores, club stores, and health-focused locations such as gyms and nutrition stores. While a significant portion of our products are sold through third-party distributors, we also engage in direct sales to various consumer-facing retailers. To support and incentivize the distribution, sales and marketing of our products, we rely on and provide various financial incentives. These incentives include but are not limited to, volume-based rebates and promotions, placement fees, listing fees, and other discounts.
In 2023, sales to Pepsi constituted 59.4% of our total net revenue, and receivables from Pepsi represented 69.0% of our total receivables as of December 31, 2023. The loss of Pepsi as a customer could significantly adversely impact our operations, potentially resulting in a material adverse effect on our financial results.
Sales and Marketing
In our sales and marketing approach, we prioritize differentiation, ensuring our brands and products stand out visually and distinctively from other beverages on the shelves of retailers. We continuously review and refresh our products and packaging to maintain uniqueness and appeal. In addition to maximizing product visibility in stores, we focus on developing brand awareness through targeted marketing initiatives, such as sporting events, print, radio, and television advertising, alongside direct sponsorships and endorsements to promote our brands. Additionally, our branded vehicles are deployed at events for product sampling and enhancing consumer engagement.
Seasonality
As is typical in the functional energy drink industry, product sales are seasonal, with the highest sales volumes occurring in the second and third calendar quarters, which correspond to the warmer months of the year in our major markets. Conversely, the first quarter often records our lowest sales figures. Despite these seasonal variations, we have historically maintained consistent quarter-over-quarter growth. Over the course of a full year, seasonal fluctuations have had no material impact on our financial results.
Competition
Our products compete broadly with not only functional energy drinks and supplements, but all categories of non-alcoholic liquid refreshments. The functional energy drink, supplement and liquid refreshment markets are highly competitive, and include international, national, regional and local producers and distributors. Our direct competitors in the functional energy drink market include but are not limited to Monster Beverage Corporation, Red Bull GmbH, The Coca-Cola Company, Pepsi, Keurig Dr Pepper Inc., Nestlé S.A., BlueTriton Brands, Starbucks Corporation, and Congo Brands.
Intellectual Property Rights
We have registered the CELSIUS® and MetaPlus® trademarks, among others, with the U.S. Patent and Trademark Office, as well as a number of trademarks in other countries where our products are distributed and sold. Our trademarks are of considerable value and importance to our business, and we actively maintain and renew these registrations to ensure their continued validity.

To protect the proprietary nature of our MetaPlus® formulation and product formulas, we employ measures such as confidentiality agreements with our contract packers and ingredient suppliers. We maintain these formulas as trade secrets, which we believe is the preferable method of protection, as patenting would require disclosure. Our outsourcing production manager is the only entity, apart from ourselves, that has access to the complete formula.

In addition, we assert copyright ownership of the statements, graphics, and content on our product packaging and marketing materials. We actively pursue legal action against unauthorized use of our trademarks and copyrights. For simplicity, trademarks, service marks, logos, and trade names in this Report may appear without the ® and ™ symbols, but this does not imply a waiver of our rights or those of applicable licensors under the law.
Government Regulation
The production, distribution and sale of our products in the U.S. are subject to numerous federal, state, and local statutes and regulations, including, without limitation the Federal Food, Drug and Cosmetic Act, the Federal Trade Commission Act, and the Occupational Safety and Health Act. Additionally, various environmental statutes and regulations apply to the production, transportation, sale, safety, advertising, labeling, packaging, and ingredients of our products. This includes adhering to data privacy and personal data protections laws and regulations, such as the California Consumer Privacy Act of 2018, in applicable jurisdictions.
We are also subject to various state laws, including California's Proposition 65, which requires that a specific warning appear on any product that contains a component listed by California as having been found to cause cancer or birth defects. While none of our products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether or to what extent, a warning under this law would have an impact on costs or sales of our products.
Internationally, we rely on outsourced manufacturing and distribution channels, which are subject to compliance with the laws and regulations in the foreign countries where our products are sold. Certain international markets, including countries in the European Union, have specific energy drink standards and ingredient restrictions that we closely monitor and with which we must comply.
Compliance with Environmental Laws
The facilities of our co-packers in the U.S. are subject to federal, state and local environmental laws and regulations, including those relating to air emissions, the use of water resources and recycling. Similarly, our operations in other countries are governed by respective environmental laws. Changes in environmental compliance mandates, and any expenditures necessary to comply with such requirements, have not to date had a material adverse effect on our capital expenditures, financial results, competitive position or future growth.
Container Deposits
Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary by jurisdiction. We are required to collect deposits from our customers and to remit such deposits to the respective jurisdictions based upon the number of cans and bottles of certain carbonated and non-carbonated products sold in such states. In many instances, we rely on third party providers and distribution partners to assist with the requirements of these regulations.
Other deposit, recycling or product stewardship proposals have been introduced in certain states and localities and in Congress, and we anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the U.S. and elsewhere.
Human Capital Resources
As of December 31, 2023, the Company employed 765 people including its executive officers, in four different countries. This included 703 employees in the U.S., 57 employees in Europe and 5 employees in Hong Kong.
Employees
We believe people are our most important assets, and we strive to attract and retain high-performing talent. Through comprehensive and competitive compensation and benefits, ongoing employee learning and development, and a focus on health and well-being, we strive to support our employees in all aspects of their lives.

We believe we have a talented, motivated and dedicated team, and work to create an inclusive, safe and supportive environment for all team members.

As of December 31, 2023, none of our employees were represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.

Diversity, Equity and Inclusion
We believe a culture that celebrates diverse talent, individual identity, and different points of view empowers employees to contribute new ideas that support our continued and growing success. Women and racial and ethnic minorities collectively constitute a meaningful part of our overall workforce across all levels of our global organization.
Culture and Engagement
We believe open and honest communication among team members, managers and leaders helps create an open, collaborative work environment in which everyone can contribute, grow and succeed. Team members are encouraged to come to their managers with questions, feedback or concerns. We also encourage regular, live communication across the organization and host quarterly global town halls with our senior leadership.
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
Compensation and Benefits
We believe that compensation should be competitive and equitable and should enable employees to share in the Company’s success. The Company recognizes its people are most likely to thrive when they have the resources necessary to meet their needs and the time and support to succeed in their professional and personal lives. To support this, we offer a wide variety of benefits for our employees around the world and invest in tools and resources designed to support our employees’ individual growth and development.
Our compensation programs are designed to reinforce our growth agenda and talent strategy, as well as to drive a strong connection between the contributions of our employees and their pay. We conduct annual pay equity analyses to help ensure our base pay structures are fair and to identify and address potential issues or disparities by adjusting base pay where appropriate. Also, as permitted by local law, we perform an annual adverse impact analysis on base pay, annual incentives, and long-term incentives to help ensure fairness. We provide compensation packages designed to attract and retain talent while maintaining alignment with the market. We believe the structure of our compensation packages provides the appropriate incentives to attract, retain and motivate our employees.
Our base pay aligns with employee positions, skill levels, experience, and geographic location. Additionally, we provide competitive employee benefits packages, which vary by country and region. These employee benefits packages may include: employee assistance programs, medical and dental insurance, vision insurance, well-being rewards programs, core and supplemental life insurance, long and short-term disability, accident and critical illness insurance, retirement savings plans, prepaid legal services, healthy rewards programs, identity theft assistance, financial courses and advisors, vacation and holiday pay, annual incentive awards, recognition programs, and equity awards for eligible employees.
The Compensation Committee of our Board of Directors (the "Board") provides oversight of our policies and strategies relating to talent, leadership and culture, including diversity, equity and inclusion, as well as the Company’s compensation philosophies and programs. The Compensation Committee also evaluates and approves our compensation plans, policies and programs applicable to our senior executives. In addition, the Compensation Committee oversees succession planning and talent development for our senior executives.
We believe our approach to human capital resources has been instrumental in our growth and has made us a desirable destination for employees.
Available Information and Use of Our Company Website to Disseminate Information
This Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on schedule 14A and all amendments to those reports are made available free of charge through the Company’s website, at www.celsiusholdingsinc.com, as soon as reasonably practicable after such material is electronically filed with, or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, with the SEC. Additionally, the foregoing reports and amendments thereto are available on the SEC's website at www.sec.gov.

We inform our investors and the public of material corporate information through various channels, including SEC filings, press releases, public conference calls, webcasts, and our official corporate website at www.celsiusholdingsinc.com. We have used, and expect to continue to use our website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC's Regulation Fair Disclosure (Reg FD). This information may include, without limitation, updates on our financial performance, significant personnel changes, brand developments, and other pertinent matters. We regard the content posted on our corporate website as potentially material to our investors. Therefore, we encourage our investors, the media, customers, consumers, business partners, and other stakeholders to regularly review the materials we disseminate through these platforms. Periodically, we may modify the list of communication channels for disseminating material information. Any such changes will be communicated and updated on our website. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Report or any other filings we make with the SEC.
Item 1A. Risk Factors.
In addition to the other information contained in this Report, including in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto, you should carefully consider the following risks. The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flows.
Risk Factors Relating to Our Business
We rely on distributors to distribute our products in the DSD sales channel and in international markets. If we are unable to maintain good relationships with our existing distributors, our business will suffer.
We distribute CELSIUS® in the DSD sales channel by entering into agreements with direct-to-store delivery distributors having established sales, marketing and distribution organizations. During August 2022 we entered into an exclusive distribution agreement with Pepsi for certain parts of the U.S., and we extended this relationship during 2023 and 2024 to certain parts of Canada. Also during 2024, we entered into an exclusive distribution agreement with Lucozade Ribena Suntory Limited for the United Kingdom of Great Britain and Northern Ireland, the Channel Islands, the Isle of Man and the Republic of Ireland. We are substantially reliant on each of these multiyear arrangements for our distribution in the respective territories. We anticipate that we will extend these or establish additional distributor arrangements as we continue to expand our operations. These significant distributors are, and certain of our additional distributors may also be, affiliated with and manufacture or distribute other beverage products. In many cases, such products compete directly with our products. The sales and distribution efforts of our distributors are important for our success. If CELSIUS® proves to be less attractive to our distributors or if we fail to attract new or replacement distributors, or our distributors do not market and promote our products with greater or similar focus in preference to the products of our competitors, we may not have any meaningful recourse or be able to replace such distributors in a timely manner, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Consolidation of retailers, wholesalers and distributors in the industry may result in downward pressure on sales prices, and the changing landscape of the retail market, including the rapid growth in e-commerce, could adversely affect our results of operations.
Our industry is being affected by the trend toward consolidation in retail channels, particularly in North America and Europe. Consolidation can cause significant downward pricing pressure and can impose additional costs on us. Retailers may seek lower prices from us, may demand increased marketing or promotional expenditures in support of their businesses, and may be more likely to use their distribution networks to introduce and develop private-label brands, any of which could negatively affect our profitability. As a result of increased consolidation of ownership and purchasing power in the retail industry, large retailers with increased purchasing power may impact our ability to compete in many markets. Consequently, our smaller customers' ability to compete may be impacted adversely, resulting in their inability to pay for our products, which, in turn, would reduce the amount of products we sell. Any inability to successfully manage the potential impact of these commercial changes, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our industry is also being affected by the rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, which may result in a shift away from physical retail operations to digital channels. As we build our e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without suffering a deterioration of our relationships with key customers operating physical retail channels. If we are unable to successfully adapt to the rapidly changing retail landscape, including the rapid growth in digital commerce, our share of sales, volume growth, and overall financial results could be negatively affected. In addition, our success depends in part on our ability to maintain good relationships with key retail customers. The loss of one or more of our key retail customers could have an adverse effect on our business, financial condition, results of operations, and cash flows.

We rely on third-party co-packers to manufacture our products. If we are unable to maintain good relationships with our co-packers or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.
We do not directly manufacture our products, but instead outsource such manufacturing to third-party co-packers. We have created a network model within North America that encompasses the utilization of co-packers and warehousing across each geographical area, as well as alternative warehousing and co-packing capacity, in order to reduce our exposure within each geographical area. These third-party co-packers may not be able to fulfill our demand as it arises or fail to meet our product specifications, could begin to charge rates that make using their services cost inefficient or may simply not be able to or willing to provide their services to us on a timely basis or at all. There could also be food safety concerns or other regulatory compliance issues with our third-party co-packers, which could require them to (temporarily or permanently) cease manufacturing product and/or necessitate destruction of product that they have already manufactured. In the event of any disruption or delay in production of product by our co-packers, whether caused by a rift in our relationship or the inability of our co-packers to manufacture our products as required, we would need to secure the services of alternative co-packers. We may be unable to procure alternative packing facilities at commercially reasonable rates or within a reasonably short time period, and any such transition could be costly. In such case, our business, financial condition, results of operations and cash flows would be adversely affected.
Our customers are material to our success. If we are unable to maintain good relationships with our existing customers, our business could suffer.
Our customers, including distributors, grocery chains, convenience chains, drug stores, nutrition stores, mass merchants, club warehouses and other customers, may decide for any reason or no reason at all to discontinue carrying all or any of our products, which could cause our business to suffer. Such decisions are outside of our control, and may be made based upon any number of reasons, including cost, changing consumer tastes and preferences and the availability of competing products. Such a loss of customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Increases in cost or shortages of raw materials or increases in costs of co-packing could harm our business.
The principal raw materials used in our products are flavors and ingredient blends as well as aluminum cans, the prices of which are subject to fluctuation. We are uncertain whether the prices of any of the foregoing or any other raw materials or ingredients we utilize will rise in the future and whether we will be able to pass any of such increases on to our customers. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. In addition, some of these raw materials, such as our sleek 12 ounce can, are only available from a limited number of suppliers. As alternative sources of supply may not be available, any interruption in the supply of such raw materials could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In the past, our industry has faced shortages of aluminum cans, a key raw material. Such industry-wide shortages of raw materials, including aluminum cans, could from time to time (and often unpredictably) be encountered, which could interfere with or delay production of certain of our products and negatively impact our financial performance.
Our demand generation strategies through use of third-parties, including celebrities, social media influencers, and others may expose us to risk of negative publicity, litigation, and/or regulatory enforcement action, which could impact our future profitability.
We rely on marketing by social media influencers and celebrity spokespersons that represent the Celsius brand to generate demand for our products. The promotion of our brand, products, and services by social media influencers and celebrities is subject to FTC regulations and guidance, including, for example, a requirement to disclose any compensatory arrangements between us and influencers in any reviews or public statements by such influencers about the Company or our products. These social media influencers and celebrities, with whom we maintain relationships, could engage in activities or behaviors or use their platforms to communicate directly with our customers in a manner that violates applicable requirements or reflects poorly on our brand and that behavior may be attributed to us or otherwise adversely affect us. In addition, influencers and celebrities who are associated with us may engage in behavior that is unrelated to us but that causes damage to our brand because of these associations or may make claims against us whether or not based in facts. In 2023 we received an adverse jury verdict in the amount of $82.6 million related to a lawsuit filed by a former influencer, which is currently on appeal. Any such activities or behaviors of the social media influencers or celebrities we engage, litigation with such third-parties, or our failure to adhere to regulatory requirements could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and on our reputation.
We have extensive commercial arrangements with Pepsi and, as a result, significant disagreements with Pepsi or a termination of these arrangements could materially adversely impact our financial position and results of operations.
In 2023, sales to Pepsi constituted 59.4% of our total net revenue, and receivables from Pepsi represented 69.0% of our total receivables as of December 31, 2023. Pepsi is our primary distribution supplier for our products in the U.S. and the exclusive distributor of our products in Canada. As a result, we have reduced our distributor diversification and are dependent on Pepsi's domestic distribution platforms. Given the significant concentration of our supply chain with Pepsi, any significant disagreement or a termination of our arrangement could prevent us from distributing our products and have a material adverse effect on our financial results.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.
We may not correctly estimate demand for our existing products or new products. Our ability to estimate demand for our products relies on various assumptions that may ultimately prove to be incorrect, particularly with regard to new products, and our estimates may be less precise during periods of rapid growth, including in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients, flavors, aluminum cans and other raw materials or packaging materials for our beverage products or experience difficulties with our co-packing arrangements, including production shortages or quality issues, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain ingredients and packaging materials have occurred and could occur, from time to time in the future, resulting in production fluctuations or product shortages. We generally do not use hedging agreements or alternative instruments to manage this risk. Such shortages could interfere with or delay production of certain of our products and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels may be inadequate, and our results of operations may be negatively impacted. If we fail to meet our shipping schedules, we could damage our relationships with distributors or retailers, increase our distribution costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products. If the inventory of our products held by our distributors or retailers is too high, they will not place orders for additional products, which could unfavorably impact our future sales and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of affected products.
Various jurisdictions may adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products as a result of the ingredients we use or allegations that our products cause adverse health effects. If these types of requirements become applicable to one or more of our products, they may inhibit sales of such products. For example, under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer, birth defects or other reproductive harm, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the exposure falls under an established safe harbor level or another exemption is applicable. If we were required to add Proposition 65 warnings on the labels of one or more of our products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets. In addition, we are aware of ongoing efforts in the U.S. and in certain foreign countries to seek governmental review of the energy drink industry, including with respect to advertising claims, health claims, caffeine content, and marketing to individuals under the age of 18. Should we become the target of government review or experience limitations on or additional requirements with respect to the marketing or sale of our products, our business, financial condition, results of operations, and cash flows may be materially, adversely impacted.
Our continued expansion outside of the U.S. exposes us to uncertain conditions and other risks in international markets.
We have sales of products internationally in a variety of markets, and most recently began distribution through third-parties in Canada, the United Kingdom of Great Britain and Northern Ireland, the Channel Islands, the Isle of Man and the Republic of Ireland. As our growth strategy includes continuing the expansion in these and other international markets, if our current efforts are unsuccessful or if we are unable to continue to expand distribution of our products outside the U.S., our growth rate could be adversely affected. Although we do, and we intend to continue to, sell through established distributors in international markets, we have limited or no operating experience in many of such markets, and it may be costly to promote our brands in international markets. We face and will continue to face substantial risks associated with foreign distribution and sale of our products, including economic or political instability in various international markets; fluctuations in foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the U.S., including possible taxes or withholding obligations on any repatriations; and tariffs or trade restrictions. Also, distribution and sale of products outside of the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potentially higher product damage rates if our products are shipped long distances, potentially higher incidence of fraud or corruption, credit risk of distributors and potentially adverse tax consequences. Our products have also been sold without our consent outside of our distribution networks which can expose us to regulatory scrutiny should our product be sold or consumed in markets without proper approvals. These risks could have a significant impact on our ability to distribute and sell our products on a competitive basis in international markets or result in the imposition of fines or lost revenue, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Numerous U.S. and international laws, including export and import controls, affect our ability to compete in international markets.
U.S. export control laws and economic and trade sanctions prohibit the provision of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our products from being shipped or provided to embargoed countries and U.S. sanctions targets, they could be shipped, or provided by our distributors, to those countries and targets despite such precautions. The provision of goods in violation of U.S. export controls or sanctions could have negative consequences for our business, including government investigations, penalties and reputational harm. We must also comply with U.S. import laws.

U.S. laws such as the Foreign Corrupt Practices Act (the “FCPA”) also impact our international activities. We are subject to the FCPA and other laws that prohibit improper payments and offers to foreign officials and political parties for the purpose of obtaining or retaining business. Selling products into international markets, including through distributors, creates the risk of unauthorized payments or offers, for which we may be held responsible. Violations of the FCPA or other applicable anti-corruption and anti-bribery laws may result in severe criminal or civil sanctions, or other liabilities, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Actions taken with respect to tariffs or trade relations between the U.S. and other countries, the products subject to such actions, and actions taken by other countries in retaliation may also have an adverse impact on us. The failure to comply with applicable current or future U.S. import, export control, sanctions and anti-corruption laws, including U.S. Customs regulations, could expose us and our employees to substantial civil or criminal penalties, fines and in extreme cases, incarceration. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or authorizations, or otherwise act in accordance with applicable laws, we may be adversely affected through reputational harm and penalties, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Failure to successfully complete or manage strategic transactions can adversely affect our business.
We regularly review and evaluate potential acquisitions, joint ventures, distribution agreements, divestitures, and other strategic transactions. The success of these transactions, is dependent upon, among other things, our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction, within the anticipated time frame, or at all; and receipt of necessary consents, clearances and approvals. Risks associated with strategic transactions include integrating manufacturing, distribution, sales, accounting, financial reporting and administrative support activities and information technology systems with our company or difficulties separating such personnel, activities and systems in connection with divestitures; operating through new business models or in new categories or territories; motivating, recruiting and retaining executives and key employees; conforming controls (including internal control over financial reporting and disclosure controls and procedures) and policies (including with respect to environmental compliance, health and safety compliance and compliance with anti-bribery laws); retaining existing customers and consumers and attracting new customers and consumers; managing tax costs or inefficiencies; maintaining good relations with divested or refranchised businesses in our supply or sales chain; inability to offset loss of revenue associated with divested brands or businesses; managing the impact of business decisions or other actions or omissions of our joint venture partners that may have different interests than we do; and other unanticipated problems or liabilities, such as contingent liabilities and litigation. Strategic transactions that are not successfully completed or managed effectively, or our failure to effectively manage the risks associated with such transactions, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position.
Our success depends, in large part, on our ability to protect our current and future brands and products and to defend our intellectual property rights. We cannot be sure that trademarks will be issued with respect to any future trademark applications or that our competitors will not challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by us.
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
We believe that our competitors, many of whom are more established, may be able to replicate or reverse engineer our processes, brands, flavors, or our products in a manner that could circumvent our protective safeguards. Therefore, we cannot give you any assurance that our confidential business information will remain proprietary. Any such loss of confidentiality could diminish or eliminate any competitive advantage provided by our proprietary information, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We must continually maintain, protect or upgrade our information technology systems, including protecting us from internal and external cyber-security threats.
Information technology enables us to operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not appropriately allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the exposure of private data, the loss of customers, business disruptions, or the loss of or damage to our intellectual property or brand image through security breaches, including internal and external cyber-security threats. Cyber-security attacks by hackers, criminal groups or nation-state organizations are evolving and include, but are not limited to, malicious software (malware, ransomware and viruses), phishing and social engineering, cyber extortion, attempts to gain unauthorized access to networks, computer systems and data, malicious or negligent actions of employees (including misuse of information they are entitled to access) and other forms of electronic security breaches that could lead to disruptions in business systems, an inability to process customer orders or lost customer orders, unauthorized access, destruction, loss, alteration, falsification, unavailability or release of material confidential or otherwise protected information and corruption of data. Such cyberattacks could result in violations of data protection laws and regulations, damage to the reputation and credibility of the Company, loss of opportunities to acquire or divest of businesses, and loss of ability to commercialize products developed through research and development efforts, any of which could require us to spend significant financial or other resources to remedy, and, therefore, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We rely on relationships with third parties, including suppliers, distributors, co-packers, contractors, cloud data storage and other information technology service providers and other external business partners, for certain functions or for services in support of our operations. These third-party service providers, and partners, with whom we may share data including without limitation, for data hosting, back-office support, and other functions, are subject to similar risks as we are, relating to cyber-security, privacy violations, business interruption, and systems, as well as employee failures. While we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk. These third parties may experience cyber-security incidents that may involve data we share with them or rely on them to provide to us, and the need to coordinate with such third-parties, including with respect to timely notification and access to personnel and information concerning an incident, may complicate our efforts to resolve any issues that arise.
In addition, if our data management systems do not effectively collect, store, process and report relevant data for the operation of our business (whether due to network or equipment malfunction or constraints, software deficiencies, cyber-security attack or human error), our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and the timeliness with which we report our internal and external operating results. There are no assurances that our cyber-security insurance would be adequate in relation to any incurred losses. Moreover, as cyber-security attacks increase in frequency and magnitude, we may be unable to obtain cyber-security insurance in amounts and on terms we view as appropriate for our operations.
If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions or private litigation, which may negatively impact our business and operating results.
We receive, process, transmit and store information relating to certain identified or identifiable individuals (“personal data”), including current and former employees, in the ordinary course of business. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws are subject to change, and new personal data legislation may be enacted in other jurisdictions at any time. In the European Union, the General Data Protection Regulation (the “GDPR”) became effective in May 2018 for all member states. The GDPR includes operational requirements for companies receiving or processing personal data of residents of the European Union different from those that were previously in place and also includes significant penalties for noncompliance. Other examples of certain requirements we face include those with respect to the Health Insurance Portability Act, the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act, the Colorado Privacy Act, and the Virginia Consumer Data Protection Act. Any such legislation can impose onerous and costly requirements on companies. For example, the CCPA provides a private right of action and statutory damages for certain data breaches and imposes operational requirements on companies that process personal data of California residents, including making disclosures to consumers, employees and B2B contacts about data collection, processing and sharing practices and allowing consumers to opt out of certain data sharing with third-parties.

Changes introduced by the GDPR, the CCPA, and such other legislation, as well as other changes to existing personal data protection laws and the introduction of such laws in other jurisdictions, and changes to regulation, industry standards and contractual obligations, subject the Company to, among other things, additional costs and expenses and may require costly changes to our business practices and security systems, policies, procedures and practices. The interpretation and application of these laws and regulations are often uncertain and evolving; as a result, there can be no assurance that our data protection measures will be deemed adequate by a regulator or court. There can be no assurances that our security controls over personal data, training of personnel on data privacy and data security, vendor management processes, and the policies, procedures and practices we implement will prevent the improper processing or breaches of personal data. Data breaches or improper processing, or breaches of personal data in violation of the GDPR, the CCPA or of such other personal data protection or privacy laws and regulations in existence today or in the future, could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), and mandatory corrective action, or result in private litigation against us, which may result in potential loss of revenue, increased costs, liability for monetary damages or fines or criminal prosecution, thereby materially adversely affecting our business, financial condition, results of operations, and cash flows.
If we fail to manage future growth effectively, our business could be materially adversely affected.
We have experienced rapid growth and anticipate such growth may continue. During the year ended December 31, 2023, we grew to 765 employees, and expect to continue expanding our hiring and marketing efforts with no assurance that our business or revenue will continue to grow. This growth may place significant demands on management and our operational infrastructure. As we continue to grow, we must manage such growth effectively by successfully integrating, developing and motivating a large number of new employees, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our products and efficiency of our operations could suffer and we may not be able to execute on our business plan, which could harm our brand, and have a material adverse effect on our business, financial condition, results of operations, and cash flows. Accordingly, we cannot guarantee that we will achieve our planned growth, or that we will continue to sustain such growth or performance.
Global or regional catastrophic events could impact our operations and affect our ability to grow our business.
Because of our increasingly global presence, our business could be affected by unstable political conditions, civil unrest, protests and demonstrations, large-scale terrorist acts, especially those directed against the U.S. or other major industrialized countries where our products are distributed, the outbreak or escalation of armed hostilities, such as the ongoing conflicts in the Ukraine, and the Israel Gaza Strip conflict, major natural disasters and extreme weather conditions, such as hurricanes, wildfires, tornadoes, earthquakes or floods, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic). Such catastrophic events could impact our operations and our supply chain, including the production or distribution of our products. Materials or personnel may need to mobilize to other locations. Our headquarters and a large part of our operations are located in Florida, a state at greater risk of hurricanes. Some of the raw materials we use, including certain sizes of cans, are available from limited suppliers, and a regional catastrophic event impacting such suppliers could adversely impact our operations. In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. If our operations are disrupted or we are unable to grow our business as a result of these factors, our growth rate could decline, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Climate change and natural disasters may affect our business.
There is concern that a gradual increase in global average temperatures due to increased carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changing weather patterns could result in decreased agricultural productivity in certain regions, or outbreaks of diseases or other health issues, which may limit availability or increase the cost of certain ingredients used in our products and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products.
Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods, and outbreaks of diseases (such as the COVID-19 pandemic) or other health issues may affect our operations and the operation of our supply chain, impact the operations of our distributors and unfavorably impact our consumers’ ability to purchase our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. Changes in applicable laws, regulations, standards or practices related to greenhouse gas emissions, packaging and water scarcity, and reporting requirements with respect thereto, as well as initiatives by advocacy groups in favor of certain climate change-related laws, regulations, standards or practices, may result in increased compliance costs, capital expenditures and other financial obligations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. Our third-party co-packers use a number of key ingredients in the manufacture of our products that are derived from agricultural commodities. Increased demand for food products and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns and other factors may limit the availability or increase the cost of such agricultural commodities and could impact the food security of communities around the world. Weather conditions, therefore, may influence consumer demand for certain of our products and otherwise impact our business and operations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may incur material losses as a result of product recalls, regulatory enforcement actions, and/or product liability.
Potential contamination that could cause foodborne illness, the presence of undisclosed major food allergens, and/or other food safety concerns, whether or not caused by our actions, could lead to a voluntary product recall, regulatory enforcement action and/or private litigation. This could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
There are costs associated with undertaking a product recall, which may not be fully covered by our current and/or future insurance policies. If product is recalled and/or inventory of product is destroyed because of a food safety concern, it could also lead to loss of sales due to unavailability of product. Additionally, a recall could decrease future demand for product from existing customers and/or increase difficulty in attracting new customers. If the recall is a result of actions of a third-party co-packer, raw material supplier, or packaging material supplier, it could also result in damage to the relationship with that entity, which could potentially disrupt the supply of product(s) and/or increased costs associated with manufacturing the product(s).
There may also be regulatory action from federal, state, or local agencies if a product is deemed to be adulterated and/or misbranded due to contamination, undisclosed major food allergens, or other food safety issues. It could, for example, result in the issuance of a warning letter or another type of enforcement action from the FDA. There could also be state or federal civil and/or criminal penalties associated with selling an adulterated and/or misbranded food product, even if it was done so inadvertently.
We may also be liable to consumers if the consumption of any of our products causes injury, illness or death. The amount of the insurance we carry is limited, and that insurance is subject to certain exclusions and may or may not be adequate. Accordingly, consumer class action litigation or a significant product liability judgment could cause us to incur material losses.
A product recall, regulatory enforcement action and/or litigation could also cause long term reputational damage to the brand and/or Company, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, product tampering, either on a small or large scale, such as the introduction of foreign material, chemical contaminants or pathogenic organisms into product, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We rely on our management team and other key personnel.
We depend on the skills, experience, relationships, and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals also depends on our ability to recruit, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract and retain additional talented personnel. Any such loss or failure could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In particular, our continued success will depend in part, on our ability to retain the talents and dedication of key employees. Furthermore, we may not be able to locate suitable replacements for any of our key employees who leave or be able to offer employment to potential replacements on reasonable terms, all of which could adversely affect our procurement and distribution processes, sales and marketing activities, and our financial processes, have a material adverse effect on our business, financial condition, results of operations, and cash flows.
If we fail to attract or maintain a highly skilled and diverse workforce, our business could be negatively affected.
Our business requires that we attract, develop, and maintain a highly skilled and diverse workforce. Our employees are highly sought after by our competitors and other companies, and competition for existing and prospective personnel have increased. Our continued ability to compete effectively depends on our ability to attract, retain, develop, and motivate highly skilled personnel for all areas of our organization. Moreover, the broader labor market continues to be impacted by numerous factors, including, but not limited to, wage inflation, labor shortages, increased employee turnover, changes in availability, and a shift toward remote work, which, in turn, has created a shortage of qualified workers, thereby further increasing the competitive landscape of attracting and retaining qualified workers. Consequently, we may not be able to successful attract and maintain a highly skilled and diverse workforce that is necessary to support key capabilities such as e-commerce, social media and digital marketing and advertising, and digital analytics. Changes in immigration laws and policies could also make it more difficult for us to recruit or relocate highly skilled technical, professional, and management personnel to meet our business needs. In addition, the unexpected loss of experienced and highly skilled employees due to an increase in aggressive recruiting for best-in-class talent could deplete our institutional knowledge base and erode our competitiveness. Further, failure to attract, retain, and develop associates from underrepresented communities can damage our business results and our reputation. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The FDA could take issue with the manufacturer, composition/ingredients, packaging, marketing/labeling, storage, transportation, and/or distribution of our products.
The FDA does not pre-approve finished beverage products or the labeling of such products, so it has not approved our product formulations nor has it reviewed or approved any claims we make related to our products. If the FDA or any other governmental authority were to take issue with the claims we make about our products or other aspects of our product labeling, such as components of our facts panel, or require that we change or cease making certain claims or otherwise alter our marketing strategy, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows. If the FDA or any other governmental authority were to take issue with any of the ingredients used in our products or any of the components of the packaging materials for our products this could also have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Any type of federal, state, or local regulatory enforcement action related to the manufacturer, transportation, storage, and/or distribution of our products, whether taken against us or a third-party, such as a co-manufacturer, could also have a material adverse effect on our business, financial condition, results of operations, and cash flows. This could include, for example, enforcement action taken against one of our third-party co-packers for failing to maintain an appropriate FDA registration or comply with applicable current good manufacturing practice (“CGMP”) requirements.
The FTC regulates advertising and may review the truthfulness of and substantiation for any claim we make related to our products.
Our advertising activities are subject to regulation by the FTC under the Federal Trade Commission Act. Any actions or investigations initiated against the Company by governmental authorities or private litigants could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The shifting regulatory environment through the various jurisdictions in which our products are sold necessitates building and maintaining robust systems to achieve and maintain compliance in multiple jurisdictions and increases the possibility that we may violate one or more of the legal requirements. If our operations are found to be in violation of any applicable laws or regulations we may be subject to, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, injunctions, or product withdrawals, recalls or seizures, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict may adversely impact our business operations and financial performance.
U.S. and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the U.S., the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the U.S., have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the U.S., the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. These ongoing conflicts and the resulting geopolitical instability could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risk Factors Relating to Our Industry
We are subject to significant competition by other companies in the functional beverage product industry.
The functional beverage product industry is highly competitive. The principal areas of competition are pricing, packaging, distribution channel penetration, development of new products and flavors and marketing campaigns. Our products compete with a wide range of beverages produced by a relatively large number of manufacturers, many of which have substantially greater financial, marketing and distribution resources and name recognition than we do.

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting-edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers, such as Monster Beverage Corporation, Red Bull GmbH, The Coca-Cola Company, Pepsi, Keurig Dr Pepper Inc., Nestlé S.A., BlueTriton Brands, Starbucks Corporation, and Congo Brands. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants and club warehouses. New competitors continue to emerge, some of which target specific markets of ours as well as the health and wellness space. This may require additional marketing expenditures on our part to remain competitive.
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
Due to competition in the functional beverage product industry, we may encounter difficulties in maintaining our current revenues, market share or position in the functional beverage product industry, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our inability to innovate successfully and to provide new cutting-edge products could adversely affect our business and financial results.
Our ability to compete in the highly competitive functional beverage product industry and to achieve our business growth objectives depends, in part, on our ability to develop new flavors, products and packaging. The success of our innovation, in turn, depends on our ability to identify consumer trends and cater to consumer preferences. If we are not successful in our innovation activities, we could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Changes in consumer product and shopping preferences may reduce demand for some of our products.
The functional beverage product category is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened drinks and the perceived undesirability of artificial ingredients. CELSIUS® has no aspartame or high fructose corn syrup and is very low in sodium. The main CELSIUS® line of products are sweetened with sucralose, a sugar-derived sweetener that is found in Splenda®, which makes these functional beverage products low-calorie. However, consumer preferences may shift away from the trend towards healthier options that we have observed, and as such, there can be no assurance that our current products and product lines will maintain their current levels of demand. There are also changes in demand for different packages, sizes and configurations. This may reduce demand for our functional beverage products, which could reduce our revenues and adversely affect our results of operations.
Consumers are seeking greater variety in their functional beverage products. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative functional beverage products that appeal to consumers. In order to retain and expand our market share, we must continue to develop and introduce different and innovative products and be competitive in the areas of efficacy, taste, quality and price, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Product lifecycles for some functional beverage brands, products or packages may be limited to a few years before consumers’ preferences change. The functional beverage products that we currently market are in varying stages of their product lifecycles, and there can be no assurance that such products will become or remain profitable for us. We may be unable to achieve volume growth through product and packaging initiatives. We may also be unable to penetrate new markets. Additionally, as shopping patterns are being affected by the digital evolution, with consumers embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms, we may be unable to address or anticipate changes in consumer shopping preferences or engage with our consumers on their preferred platforms. If our revenues decline, our business, financial condition, results of operations, and cash flows could be adversely affected.
We derive virtually all of our revenues from functional beverage products, and competitive pressure in the functional beverage product category could adversely affect our business and operating results.
Our focus is on the functional beverage product category, and our business is vulnerable to adverse changes impacting this category and business, which could adversely impact our business and the trading price of our common stock.

Virtually all of our sales are derived from our functional beverage products, including our CELSIUS® Originals and Vibe, CELSIUS® ESSENTIALS, CELSIUS® On-the-Go and CELSIUS® product lines. Any decrease in the sales of our functional beverage products could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the functional beverage category.
The increasing number of competitive products and limited amount of shelf space, including in coolers, in retail stores may adversely impact our ability to gain or maintain our share of sales in the marketplace. In addition, certain actions of our competitors, including unsubstantiated or misleading claims, false advertising claims and tortious interference in our business, as well as competitors selling misbranded products, could impact our sales. Competitive pressures in the functional beverage category as well as competition from the supplement category could impact our revenues, cause price erosion or lower market share, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success and significant marketing and advertising could be needed to achieve and sustain brand recognition.
Due to the highly competitive nature of the global functional beverage product sector, we expect and intend to continue to introduce new products and evolve existing products to better match consumer demand. The success of new and evolved products depends on a number of factors, including timely and successful development and consumer acceptance. Such endeavors may also involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, exposure to additional regulations and reliance on the performance of third-parties, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
If we are unable to successfully manage new product launches, our business and financial results could be adversely affected.
Due to the highly competitive nature of the global functional beverage product sector, we expect and intend to continue to introduce new products and evolve existing products to better match consumer demand. The success of new and evolved products depends on a number of factors, including timely and successful development and consumer acceptance. Such endeavors may also involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, exposure to additional regulations and reliance on the performance of third-parties, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our sales are affected by seasonality.
As is typical in the non-alcoholic beverage category, our sales are seasonal. Our highest sales volumes generally occur in the second and third quarters, which correspond to the warmer months of the year in our major markets. Consumer demand for our products is also affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our products and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Changes in government regulation, or failure to comply with existing regulation concerning energy drinks, could adversely affect our business and financial performance.
The production, marketing and sale of our functional beverage products are subject to the rules and regulations of various federal, state and local regulatory agencies. The marketing and sale of our products internationally is similarly subject to compliance with applicable laws, rules and regulations in those foreign countries where our products are sold. Legislation has been proposed and adopted at the U.S. federal, state and municipal level as well as in certain foreign jurisdictions to restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit the content of caffeine and other ingredients in beverages, require certain product labeling disclosures and warnings, impose excise taxes, limit product size, or impose age restrictions for the sale of energy drinks. There is also a patchwork of state restrictions with respect to food packaging materials.
If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our business, financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and can vary from state-to-state. While we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Public health officials and health advocates remain focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages. There are also public health concerns regarding caffeine and other ingredients present in energy drinks. To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold, individually or in the aggregate, it could result in a reduction in demand for, or availability of, our products, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Product safety and quality concerns, or other negative publicity (whether or not warranted) could damage our brand image and corporate reputation and may cause our business to suffer.
Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of all of our products. We have rigorous product safety and quality standards, which we expect our operations as well as our suppliers to meet. However, despite our strong commitment to product safety and quality, we or our suppliers may not always meet these standards, particularly as we expand our product offerings through innovation or acquisitions into product categories that are beyond our traditional range of functional beverage products. If we or our suppliers fail to comply with applicable product safety and quality standards, or if our functional beverage products taken to the market are or become contaminated or otherwise adulterated by any means, we may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our success also depends on our ability to build and maintain the brand image for our existing products, new products and brand extensions and maintain our corporate reputation (see — “We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success and significant marketing and advertising could be needed to achieve and sustain brand recognition,” above). There can be no assurance that our advertising, marketing and promotional programs and our commitment to product safety and quality, human rights and environmental sustainability will have the desired impact on our products’ brand image and on consumer preferences and demand. Claims regarding product safety, quality or ingredient content issues, our culture and our workforce, our environmental impact and the sustainability of our operations, or allegations of product contamination, even if false or unfounded, could tarnish the image of our brands and may cause consumers to choose other products. Consumer demand for our products could diminish significantly if we, our employees, distributors, suppliers or business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, discriminatory, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of our customers, or the use of customer data. Furthermore, our brand image or perceived product quality could be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries (in each case whether involving our products or those of our competitors) and proposed or new legislation affecting our industry. Negative postings or comments on social media or networking websites about the Company or any one of our brands, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of our brands or the Company. Business incidents, whether isolated or recurring and whether originating from us, our co-packers, distributors, suppliers or business partners, that erode consumer trust can significantly reduce brand value or potentially trigger boycotts of our products and can have a negative impact on consumer demand for our products as well as our reputation and financial results. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation.
In addition, from time to time, there are public policy endeavors that are either directly related to our products and packaging or to our business. These public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships could subject us to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations we sponsor or support. Likewise, campaigns by activists connecting us, or our supply chain, with human and workplace rights, environmental or animal rights issues could adversely impact our corporate image and reputation. Allegations, even if untrue, that we are not respecting the human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; adverse publicity surrounding obesity and health concerns related to our products, our environmental impact and the sustainability of our operations, labor relations, our culture and our workforce or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers, and a material adverse effect on our business, financial condition, results of operations, and cash flows.
Failure by suppliers or third-party co-packers to comply with applicable laws and regulations, or with specifications and other requirements for our products, may adversely impact our business.
We rely on our raw material suppliers and third-party co-packers for compliance with applicable legal and regulatory requirements. If our raw material suppliers or third-party co-packers fail to comply with applicable federal, state, and local requirements it could materially adversely impact our business. For example, failure of our third-party co-packers to comply with applicable CGMP requirements could necessitate a product recall, cause us to be subject to regulatory enforcement action, or lead to private litigation against us.
We also rely on our third-party co-packers to provide us with products that comply with our specifications and other applicable requirements. If they fail to do so, or if our raw material suppliers fail to supply us with material that complies with applicable specifications, it could lead to supply chain disruptions, damage to our reputation, or otherwise materially adversely impact our business. It could also result in the inability of the third-party co-packers to continue to manufacturer product for us or inability of the raw material suppliers to continue to supply product to us, which could result in disruption or increased cost of product. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Litigation could expose us to significant liabilities and reduce demand for our products.
We have been and are a party, from time to time, to various litigation and other legal proceedings, including, but not limited to, intellectual property, false advertising, product liability, and breach of contract claims. Lawsuits have been filed against us claiming that certain statements made in our advertisements or on the labels of our products were false or misleading or otherwise not in compliance with applicable state and/or federal regulatory requirements. Class action lawsuits have been filed against us, alleging that certain claims in our marketing promotional materials amount to false advertising. We do not believe any statements made by us in our promotional materials or set forth on our product labels are false or misleading or otherwise not in compliance with applicable state or federal legal and regulatory requirements, and we have been defending, and will continue to vigorously defend such lawsuits. At times, even if the Company believes that it is acting in compliance with the applicable laws and regulations, management may choose to settle claims in order to avoid lengthy litigation and associated expenses and/or disruptions to its business.
Any of the foregoing matters or other litigation, the threat thereof, or unfavorable media attention arising from pending or threatened litigation could consume significant financial and managerial resources and result in diminished operational efficiency of the Company, significant monetary awards against us, an injunction barring the sale of any of our products and injury to our reputation. Our failure to successfully defend or settle any litigation or legal proceedings could result in liabilities that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
If we fail to remediate our existing material weaknesses or do not maintain an effective internal control environment as well as adequate control procedures over our financial reporting, investor confidence may be adversely affected thereby affecting the value of our stock price.
We are required to maintain proper internal control over our financial reporting and adequate controls related to our disclosures. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. If we fail to maintain adequate controls, our business, the results of operations, financial condition or the value of our stock may be adversely impacted.
As described in Part II, Item 9A. Controls and Procedures, management identified material weaknesses in the Company’s internal control over financial reporting ("ICFR") in 2021, 2022 and 2023. A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We reported that a material weakness in ICFR continues to exist as of December 31, 2023, as a result of the ineffective design of certain controls.
The Company is in the process of remediating the material weakness, but there can be no assurances that those efforts will be successful. If the Company’s remediation efforts are insufficient or if additional material weaknesses in ICFR are discovered or occur in the future, or if the Company fails to establish and maintain an effective control environment or ICFR, the Company’s consolidated financial statements may contain material misstatements and it could be required to revise or restate its financial results, which could materially and adversely affect the Company’s business, results of operations and financial condition, restrict its ability to access the capital markets, require it to expend significant resources to correct the material weakness, subject it to fines, penalties or judgments, harm its reputation or otherwise cause a decline in investor confidence, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We currently face an investigation from the SEC, the timeline for which and the results of which are currently unknown.
On January 8, 2021, we received a letter from the SEC Division of Enforcement seeking the production of documents in connection with a non-public fact-finding inquiry by the SEC to determine whether violations of the federal securities laws have occurred. We have subsequently received subpoenas for the production of documents in connection with this matter. The investigation and requests from the SEC do not represent that the SEC has concluded that the Company or anyone else has violated the federal securities laws. We have cooperated and will continue to cooperate with the SEC staff in its investigation and requests. At this time, however, we cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations.
We may also be subject to further or other examinations, investigations, proceedings and orders by the SEC or other regulators. Any such further or other actions could be expensive, damaging to our brand, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Strikes or work stoppages or labor unrest can cause our business to suffer.
Some employees of our third-party business partners that are involved in the manufacturing, production, or distribution of our products are covered by collective bargaining agreements, and other such employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions may occur if the third parties that are involved in the manufacturing, production and distribution of our products are unable to renew, or enter into new, collective bargaining agreements on satisfactory terms, which, in turn, can impair the manufacturing and distribution of our products, interrupt product supply, lead to a loss of sales, increase our costs, or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risk Factors Related to Financial Risks
Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.
We are subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, we are subject to audits for multiple tax years in various jurisdictions at once.
Our 2020 through 2022 U.S. federal income tax returns are subject to examination by the IRS. Our state and local income tax returns are subject to examination for the 2019 through 2022 tax years.
At any given time, events may occur which change our expectation about how any such tax audits will be resolved and thus, there could be significant variability in our quarterly or annual tax rates, because these events may change our plans for uncertain tax positions.
Changes in U.S. tax laws as a result of any legislation proposed by U.S. Congress could adversely affect our provision for income taxes, resulting in an adverse impact on our financial condition or results of operations. In addition, changes in the manner in which U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our financial condition or results of operations. For example, the Organization for Economic Cooperation and Development (“OECD”) has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (“BEPS”) project. These changes, to the extent adopted, may increase tax uncertainty, result in higher compliance costs and adversely affect our provision for income taxes, results of operations or cash flow. In connection with the OECD’s BEPS project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may be required in the future to record a significant charge to earnings if our goodwill or intangible assets become impaired.
Under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), we are required to review our goodwill and indefinite-lived intangible assets for impairment annually, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. Factors potentially affecting our estimated fair values, used in comparison with carrying values, include but are not limited to, declining or slower than anticipated growth rates for certain of our existing products, a decline in stock price and market capitalization, reduced operating cash flows, changes in the business climate or competitive environment, and slower growth rates in our industry. An impairment charge, if required, would decrease the carrying value to that of our estimated fair value, on our consolidated balance sheet and impact earnings.
Finite-lived assets are reviewed for impairment whenever events or changes in circumstances suggest that their carrying value may not be fully recoverable and are subject to amortization over their useful lives.
We may be required in the future to record a significant charge to earnings during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2023, our goodwill totaled approximately $14.2 million and net intangible assets totaled approximately $12.1 million.
Fluctuations in foreign currency exchange rates may adversely affect our operating results.
We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar and we expect that such risk exposure will increase as we continue to expand our international operations. As a result, our reported earnings may be affected by changes in foreign currency exchange rates. For the years ended December 31, 2023, 2022 and 2021, net foreign currency translation gain (loss) resulted in a gain of $1.2 million, a loss of $2.5 million and a gain of $0.8 million, respectively.

Potential changes in accounting standards or practices or taxation may adversely affect our financial results.
We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after-tax income. Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers or indirect taxes on beverages generally or energy drinks in particular) could affect our products’ affordability and reduce our sales.
Uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our industry, business and results of operations.
Global economic uncertainties, including highly inflationary economies and foreign currency exchange rates, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, or that they would be sustainable, or that they would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets or the impact they may have on our customers or business, as our expansion outside of the U.S. has increased our exposure to any developments or crises in African, Asian, European and other international markets. Unfavorable economic conditions and financial uncertainties in our major international markets and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our investments are subject to risks which may cause losses and affect the liquidity of these investments.
On December 31, 2023, we had $756.0 million in cash and cash equivalents. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have a material adverse effect on our future results of operations, liquidity and financial condition.
Risk Factors Related to our Common Stock
The market price and trading volume of our common stock has been, and may continue to be, volatile and could decline significantly.
Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions such as inflation, estimates and projections by the investment community and public comments by other parties as well as many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses or net income. We may be unable to achieve analysts’ net revenue or earnings forecasts, which are based on their own projected revenues, sales volumes and sales mix of many product types or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any such projected levels or mix of product sales, revenues, gross margins, operating profits or net income. As a result, our stock price is subject to significant volatility, and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2023, the high of our stock price was $68.42 and the low was $27.21, adjusted for the Forward Stock Split, that occurred within the year.
Our Board has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate control. We have outstanding shares of preferred stock with rights and preferences superior to those of our common stock.
Our Articles of Incorporation allows our Board to issue shares of preferred stock without any vote or further action by our stockholders. Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

On August 1, 2022, the Company filed a Series A Certificate with the Secretary of the State of Nevada (the “Series A Certificate”). The Series A Certificate authorizes 1,466,666 shares of Series A Preferred Stock, all of which were issued and sold to Pepsi, and were initially convertible at the rate of five shares of the Company’s common stock, par value $0.001 per share, for each share of Series A Preferred Stock (now fifteen shares of the Company's common stock for each share of Series A Preferred Stock in connection with the Forward Stock Split). The Series A Preferred Stock ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s common stock, (ii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A Preferred Stock, and (iii) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A Preferred Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company (but excluding any change of control), each holder of Series A Preferred Stock will be entitled to receive an amount per share of Series A Preferred Stock equal to the Liquidation Preference, as defined in the Series A Certificate. Holders of shares of Series A Preferred Stock will be entitled to cumulative dividends, which will be payable quarterly in arrears either in cash, in-kind, or a combination thereof. Dividends will accrue on each share of Series A Preferred Stock at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly regular dividends, such shares of Series A Preferred Stock are entitled to participate in dividends paid to holders of common stock.
Certain of our affiliated stockholders can exert significant influence on the Company’s corporate affairs.
Certain of our affiliated stockholders own approximately 23% of our issued and outstanding common stock. Accordingly, they will be able to effectively influence the election of directors, as well as all other matters requiring stockholder approval. The interests of such stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other directors and other business decisions.
We do not expect to pay cash dividends on our common stock in the foreseeable future.
We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends on our common stock directly depends upon our future earnings, capital requirements, financial requirements and other factors that our Board will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
The Company has established a cybersecurity risk management program, designed to identify, assess, mitigate, and manage cybersecurity risks, incidents and threats that could potentially impact our business operations. Our internal cybersecurity committee (the "Cybersecurity Committee"), which includes our Chief Financial Officer and key representatives from the Finance, Information Technology ("IT"), and Legal departments, direct our cybersecurity efforts. The Cybersecurity Committee is primarily responsible for monitoring our cybersecurity risk management program, establishing and updating materiality thresholds for reporting cybersecurity incidents and determining whether specific incidents meet established disclosure criteria. The Cybersecurity Committee's role is focused on evaluating incidents against these thresholds to ensure that significant cyber risks are appropriately managed, addressed and if required, disclosed in line with our overarching cybersecurity strategy and policies. The Company has also established a Cybersecurity Incident Assessment and Reporting Policy (the "Cyber Incident Policy").
Our Vice President of IT is tasked with continuous monitoring of our systems and networks for potential cybersecurity threats. The IT department monitors for incidents that meet our established materiality thresholds, which encompass items such as cost, potential impact on operations, and reputational risks, and escalates incidents within our organization for further assessment and responsive action by the Cybersecurity Committee.
The Cyber Incident Policy sets forth a process to report cybersecurity incidents that is intended to enable a rapid organizational response to mitigate risks and also to ensure compliance with our public reporting obligations. This process includes incident identification, reporting channels to report any cybersecurity incidents, reporting procedures with respect to information to be included in any incident report, provision for confidentiality of information reported, the initiation of a response process to any reported incident, communication of a reported incident to the Cybersecurity Committee and other stakeholders, and ongoing training and awareness of employees.

In addition to our internal reviews we may from time to time engage external cybersecurity firms to assist with investigations and external cybersecurity experts to evaluate our processes, including conducting penetration tests, to report on our cybersecurity infrastructure and processes to our senior management and to the Enterprise Risk and Audit Committee (the "Audit Committee") of our Board. Our Cyber Incident Policy also establishes procedures for engaging law enforcement should the need arise and defines certain parameters with respect to drafting initial incident reports, technical assessment reports, and financial impact reports for review by the Cybersecurity Committee, management, the Audit Committee, and the full Board, as appropriate.
Our Cybersecurity Committee also reviews cybersecurity incidents affecting our third party service providers as necessary. Upon being notified of an incident having occurred at a third party, our Vice President of IT or a designated point of contact will promptly contact the third party to understand the details and scope of the event. An initial report outlining the nature of the incident, affected systems, and preliminary impact assessment will be provided to the Cybersecurity Committee which will convene to review the matter. Regular communication is to be maintained with the third party with updates provided to the Cybersecurity Committee to enable appropriate steps to be taken and timely public reporting if needed.
Cybersecurity Governance and Oversight

The governance of our cybersecurity risks involves active and informed participation from our management team, our Audit Committee, and our Board. The Audit Committee, which receives regular updates from the Cybersecurity Committee, maintains oversight of our cybersecurity strategies and risks and will consider such updates as part of the Company’s overall risk management program. This oversight includes briefings on the nature of the risks we face, the steps we are taking to mitigate these risks, and any significant cybersecurity incidents that have occurred. In addition, our Vice President of IT will provide reports and updates to the Audit Committee and to the full Board as the need arises. All Board members may attend the meetings of the Audit Committee during which cybersecurity is discussed and will be included in any tabletop exercises as they are planned.
We have not experienced a cybersecurity incident that had a material impact on our business strategy, results of operations, or financial condition. We continue to monitor potential cybersecurity threats and incorporate findings into our risk management strategies.
Item 2. Properties.
Domestic Properties
We lease our principal executive offices located at 2424 North Federal Highway, Boca Raton, Florida 33431. The spaces we lease within this building have varying terms and extensions with the longest extension running through June 2027. Our aggregate lease cost within this building is $44 thousand per month. As our operations continue to expand, we may acquire additional office space as necessary at our existing facilities or elsewhere. Additionally, we lease a warehouse in Boca Raton, Florida primarily for storing marketing apparel. The monthly cost is approximately $11 thousand and extends through the end of 2028.
We do not own any real property in the U.S., including office spaces, warehouses or other facilities.
International Properties
We also lease office spaces in Europe for an aggregate monthly cost of approximately $12 thousand. These leases have different terms and extend through 2027.
Item 3. Legal Proceedings.
We are subject to various claims and lawsuits in the ordinary course of business, which can include, among other matters, contractual disputes with our marketing and other partners, claims that the we infringed on the intellectual property of others, commercial general liability claims, automobile liability claims, labor law and employment claims, and potential class actions. We are also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, we receive numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of our activities.
Additional information in response to this Item is included in Note 19. Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated by reference into Part I of this Report. Our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements are filed as part of this Report under Item 15. Exhibits and Financial Statement Schedules and are set forth beginning on page F-1 immediately following the signature pages of this Report.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
Principal Market
Our common stock is listed on the Nasdaq Capital Market under the symbol “CELH.” As of February 21, 2024, there were 35 holders of record of our common stock. The holders of record as of such date do not include stockholders whose shares were held by banks, brokers and other financial institutions.
Common Stock Split
On November 1, 2023, the Board approved the Forward Stock Split. The split became effective on November 13, 2023 and our common stock began trading on a split-adjusted basis on November 15, 2023. Concurrently with the effectiveness of the split, the number of authorized shares of common stock increased from 100 million to 300 million, which is proportional to the ratio of the split. Neither the split nor the increase in authorized shares affected any stockholder's ownership percentage of our common stock, altered the par value of our common stock or modified any voting rights or other terms of the common stock. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the consolidated financial statements contained in this Report for more information on the Forward Stock Split.
Dividends
Pepsi
On August 1, 2022, we issued 1,466,666 shares of our Series A Preferred Stock to Pepsi, which entitles Pepsi to cumulative dividends, payable quarterly in arrears either in cash, in-kind, or a combination thereof, at our election (“Regular Series A Dividends”). Regular Series A Dividends accrue on each share of Series A Preferred Stock at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly Regular Series A Dividends, shares of Series A Preferred Stock also entitle the holder of such shares to participate in any dividends paid on the Company’s common stock on an as-converted basis. During the year ended December 31, 2023, the Board declared and paid $27.5 million in Regular Series A Dividends, which equaled $18.72 per share of Series A Preferred Stock. There were no cumulative undeclared dividends on the Series A Preferred Stock at December 31, 2023.
With the exception of the Regular Series A Dividends, we have never declared or paid cash dividends. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. Any future payment of cash dividends depends upon our future earnings, capital requirements, financial requirements and other factors that the Board deems appropriate. Currently, the Company expects to use its net income to invest in the Company's business and operations.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the three months ended December 31, 2023.

Stock Performance Graph
The information contained in this section shall not be deemed “soliciting material” or to be “filed” with the SEC or incorporated by reference in future filings with the SEC, or otherwise subject to the liabilities under Section 18 of the Exchange Act, except to the extent we specifically incorporate it by reference into such filing. The following information provides a five-year comparison of the cumulative total stockholder return on our common stock from December 31, 2018 through December 31, 2023 to the returns of: (i) the Standard & Poor's (“S&P”) 500 Index; and (ii) a self-selected peer group. The graph is not, and is not intended to be indicative of future performance of our Common Stock.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$5,000
$4,500
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$-
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
CELSIUS HOLDINGS, INC
S&P 500 Index
Peer Group

*The graph assumes $100 was invested on December 31, 2018, including reinvestment of dividends. The Company’s self-selected peer group is comprised of: Monster Beverage Corporation, The Coca-Cola Company, Pepsi, Keurig Dr Pepper Inc., and Starbucks Corporation. Cumulative total returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Report. This Report contains forward-looking statements within the meaning of the PSLRA Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, about our expectations, beliefs, plans and intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. Readers can identify forward-looking statements by the fact that these statements do not relate to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied through forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. Please refer to Item 1A "Risk Factors” for a detailed discussion of these uncertainties and risks. Forward-looking statements reflect our views as of the date they are made. Except as required by law, we are not obligated to revise or publicly release any updates to these forward-looking statements. This includes not updating the statements to reflect events or circumstances occurring after they were made, or to address any differences between anticipated and actual results. We intend for all forward-looking statements to be subject to the safe harbor provisions of PSLRA.

The Management's Discussion and Analysis section aims to help the reader understand the Company's financial status and operational performance, guiding readers through our current business landscape and operational environment. Our analysis includes the results of operations and financial condition for the years ended December 31, 2023 and 2022 and year-over-year comparisons between 2023 and 2022. For a detailed discussion of our results of operations and financial condition for the year ended December 31, 2022 and year-over-year comparisons between 2022 and 2021, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2022.
Our Business
Executive-Level Overview
CELSIUS® is a fitness drink designed to enhance metabolism and burn body fat when paired with exercise, while also providing an energy boost. This product is available in two convenient forms: ready-to-drink and an on-the-go portable powder form. Additionally, we have introduced our Celsius Essentials line, featuring 16-ounce cans enriched with aminos. Our product range is widely available across the U.S. in various retail outlets, including grocery stores, natural product stores, convenience stores, fitness centers, mass retailers, vitamin specialty stores, and through online e-commerce platforms. Moreover, our products have also made their way into select markets in Europe, the Middle East and the Asia-Pacific region as we continue to expand our global presence.
We develop, process, market, sell, and distribute Celsius, Celsius Essentials and Celsius On-The-Go Powder to customers and consumers across the U.S. and in certain territories in Canada, Europe, the Middle East and Asia-Pacific. Our operational model strategically relies on co-packers for the manufacture and supply of our products, enabling us to leverage specialized expertise and scale production efficiently. This approach allows us to maintain flexibility in responding to market demands and to focus our resources on innovation, marketing, and expanding our distribution channels. We continually assess and work to optimize our supply chain to ensure quality, consistency and timely delivery to our customers.
On August 1, 2022, we entered into a long-term Distribution Agreement with Pepsi, making them our primary distributor in the U.S. and leveraging the right of first offer to facilitate our expansion into Canada. This agreement also helps to enable potential future international markets and new distribution channels with Pepsi. In connection with our relationship with Pepsi, we terminated certain previous distributor agreements and shifted certain distribution rights to Pepsi. Through our Transition Agreement with Pepsi, we received specific payments for transferring certain existing distribution rights to them.
Company and Industry-Wide Factors
Energy Drink Market Trends - The energy drink industry is experiencing significant growth, driven by increasing consumer demand for functional beverages that offer benefits beyond the larger carbonated soft drink market such as various health benefits, energy boosts, or other fitness-related benefits. This trend is supported by a shift towards healthier lifestyles and a growing preference for more natural ingredients and increased lower-calorie options.
Consumer Behavior Changes - There's a rising trend of consumers seeking products that align with personal wellness and fitness goals. Our product range caters to this demand, particularly among health-conscious consumers and fitness enthusiasts.
Technological Advancements and Digital Trends - The integration of technology in marketing and sales strategies is becoming increasingly important to our business. Leveraging digital marketing channels, e-commerce platforms, and data analytics are essential for reaching and understanding modern consumers. Adapting to these technological trends is vital for staying competitive and meeting evolving consumer expectations.
Pepsi Partnership - In August 2022, the Company issued approximately 1.5 million shares of non-voting Series A Preferred Stock to Pepsi for an aggregate purchase price of $550 million, and concurrently entered into the Distribution Agreement and Transition Agreement.
This partnership capitalizes on Pepsi's robust distribution channels to expand our reach into key market segments, including supermarkets, convenience stores, health clubs, and other retail outlets. The alliance enhances our market penetration and brand visibility, contributing to our long-term growth strategy. Additionally, this collaboration aligns with our mission to innovate and deliver high-quality products to a broader consumer base. Looking forward, we anticipate that this strategic alignment with Pepsi will not only continue to strengthen our distribution capabilities but also open up new opportunities for product development and market expansion. Our reliance on Pepsi’s distribution expertise forms a cornerstone of our strategy to enhance accessibility and presence in diverse retail environments, further solidifying our position in the competitive energy drink market. In the U.S., we utilize Pepsi's distribution network to supply supermarkets, convenience stores, health clubs and other merchants where our products are sold to consumers. For more information refer to Item 1. Business, and Note 14. Mezzanine Equity to our consolidated financial statements contained elsewhere in this Report.

Key Drivers of our Financial Success and Market Presence - Much of our financial success is dependent on our ability to market and connect with a diverse consumer base, including wellness-focused consumers, fitness enthusiasts and consumers looking for more functionality in their beverage consumption. We believe that our strategic marketing initiatives, aimed at different demographic and lifestyle segments, contribute to revenue growth and market share expansion. We continuously adapt our marketing mix to align with changing consumer preferences, leveraging digital and social media channels for broader reach and engagement. Furthermore, our focus on product innovation is designed to meet the evolving demands of health-conscious consumers, while maintaining appeal to a general consumer base seeking quality and convenience, thereby enhancing our competitive position and financial performance. Our approach is to create a brand experience that is both inclusive and appealing to a wide range of consumers, fostering loyalty and driving sustainable growth. We believe that our multifaceted approach is crucial for driving enduring revenue growth and maintaining a strong market presence in the energy drink industry.
Our Business Risks
Our management has identified certain material opportunities, challenges and risks in the energy drink industry and the Company.
Brand Reputation and Consumer Trust Risks - Our success relies on maintaining a strong brand reputation and consumer trust. In the fast-paced consumer goods industry, public perception can shift rapidly due to various factors, including product quality issues, negative publicity, social media trends, and changing consumer preferences. A tarnished brand image, whether through real or perceived issues, can result in decreased customer loyalty, reduced sales, and ultimately, a negative impact on our financial performance.
To mitigate these risks, we are committed to maintaining high standards in product quality, engaging in responsible marketing practices, and actively managing public relations. We monitor consumer feedback continuously and respond swiftly to any concerns. Our management team is equipped to handle potential public relations challenges proactively to safeguard our brand image. However, despite these efforts, there is always a risk of unforeseen events that could harm our brand reputation.
Reliance on Key Partnership with Pepsi
Our business operations and financial health are significantly influenced by our strategic partnership with Pepsi, which plays a critical role not only in the distribution of our products but also in generating a substantial portion of our sales and accounts receivable. While this partnership has been instrumental in expanding our market reach and accelerating revenue growth, it also presents concentration risk. For more information, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements.
The substantial portion of our sales attributed to Pepsi underscores our reliance on their distribution network. Any disruption in Pepsi's operations, shifts in their strategic focus, reduction in service levels or support for our products, or changes in the terms of our partnership could directly impact our sales performance and revenue streams. This dependency also extends to accounts receivable, where a significant portion of our receivables is tied to Pepsi. Delays or defaults in these receivables could adversely affect our cash flow and financial planning. Although there is concentration risk with Pepsi as our partner, Pepsi is a premier public company across both consumer goods as well as beverages and has a strong balance sheet, thereby insulating us from some of the potential exposures that would exist with a smaller, less established partner.
To address these risks, we are continuously engaged in strengthening our relationship with Pepsi, ensuring alignment in business strategies and operational goals. We actively monitor and manage our accounts receivable associated with Pepsi to maintain healthy cash flow. Additionally, we are exploring diversification strategies to reduce our reliance on a single partner. This includes seeking opportunities to expand our distribution channels and customer base, both domestically and internationally, to create a more balanced and resilient sales portfolio.
We recognize the critical importance of Pepsi to our current business model and are committed to an ongoing evaluation of this relationship. Our management team is focused on maintaining a balanced approach to our partnership, ensuring that it continues to support our growth objectives while actively managing the associated risks. We believe that by diversifying our market presence and continually assessing the partnership dynamics, we can sustainably grow our business and mitigate potential financial risks. In addition, we expect that continued growth and innovation, which increases our brand relevance within the energy drink category, will assist us in continuing to be an important component of the Pepsi energy drink portfolio.
Market Competition Risks
The energy drink industry is characterized by intense competition, involving a diverse array of competitors with varying market strategies and product offerings. This includes well-established companies with strong brand recognition, as well as emerging entities that may introduce innovative approaches or specialized products. The entry of new or strengthening of competitors, especially those introducing innovative products or employing aggressive pricing strategies, can significantly impact our market share and profitability. Additionally, continuing shifts in consumer preferences towards healthier alternatives or different beverage categories could intensify competition.

To address these challenges, we continuously innovate our product line, leveraging consumer insights through various channels, including customer feedback and social media trends, to ensure an understanding of our market and refine our marketing strategies. We also monitor the competitive landscape to anticipate and react to changes in competitor strategies, as the dynamic nature of our market means that we must constantly adapt to maintain our competitive edge. Changes in the competitive landscape could materially impact our results of operations and market position.
Market Expansion Risks
Our strategic growth plan includes expanding into new geographic markets and launching new product lines. These initiatives are key to increasing our market share and driving revenue growth. However, they also introduce inherent risks that could impact our business operations and financial health.
Successfully entering and thriving in new markets is contingent upon our understanding and adaptation to local consumer preferences, which may vary significantly from those in our current markets. A failure to accurately gauge these preferences could result in reduced product acceptance and lower sales in these regions.
Moreover, each new market presents unique regulatory challenges. Navigating varying regulatory landscapes and ensuring compliance is crucial. Non-compliance or changes in regulatory frameworks could lead to legal ramifications, increased operational costs, and potential delays in market entry.
Furthermore, as we venture into new territories, we encounter competition not only from well-established local brands but also from other global entities. This heightened competition can affect our market positioning, influence our pricing strategies, and ultimately impact our profitability in these new markets.
To mitigate these risks, we engage in market analysis to gain insights into local consumer trends and preferences. Collaborating closely with regulatory consultants, we aim to ensure full compliance with all regional legal and regulatory requirements. Additionally, we formulate and implement competitive strategies tailored to effectively contend with local and global competitors in these new markets.
Global Minimum Tax
Jurisdictions globally have implemented laws and policies from the Organization for Economic Co-operation and Development's (the "OECD") project to counteract base erosion and profit shifting. The OECD, representing the G20 and other nations, is advancing an initiative to redistribute taxing rights on multinational enterprises' profits to countries where their goods and services are sold.
The OECD's framework implements a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar Two"), with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025. We do not expect to be subject to the Pillar Two rules until calendar year 2025 at the earliest. As of now, we do not expect Pillar Two to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.
Results of Operations
Year ended December 31, 2023 compared to year ended December 31, 2022
Revenue
For the year ended December 31, 2023, revenue was approximately $1,318.0 million, an increase of $664.4 million or 102% from $653.6 million for the year ended December 31, 2022. This growth was primarily the result of increased revenues from North America, where 2023 revenues were $1,263.3 million, an increase of $645.9 million or 105% from 2022. North America was driven by continued gains in distribution points and SKUs per location.
European revenues for 2023 were approximately $43.7 million, which increased by $12.7 million or 41% from 2022. Asia-Pacific revenues contributed an additional $4.8 million, an increase of $1.1 million or 30% from 2022. Other international markets, including Puerto Rico, generated approximately $6.2 million in revenue during 2023, an increase from $1.4 million in 2022.

The following table sets forth the amount of revenues by geographical location for the years ended December 31, 2023 and December 31, 2022:

(in thousands)	Years Ended December 31,
Revenue Source	2023	2022
Total revenue	$1,318,014	$653,604

North America revenue	1,263,341	617,457

Europe revenue	43,722	31,054

Asia-Pacific revenue	4,755	3,647

Other revenue	6,196	1,446
Gross Profit
For the year ended December 31, 2023, gross profit increased by $362.2 million or 134% to $633.1 million from $270.9 million for the year ended December 31, 2022. Gross profit margins increased to 48.0% for the year ended December 31, 2023 from 41.4% for the year ended December 31, 2022. Gross profit improvements were attributed to efficiencies in raw material sourcing, and product waste reduction.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2023 were $366.8 million, a decrease of $61.9 million or 14% from $428.7 million for the year ended December 31, 2022. The breakdown of changes within SG&A was comprised of a $181.0 million decrease primarily due to termination fees paid to distributors in 2022, offset by increases to depreciation and amortization, research and development, use and excise taxes, and other selling expenses. The remaining expenses included a $75.0 million increase in marketing investments, a $12.1 million increase in storage and distribution due to growing organic sales volume, a $13.4 million increase in employee costs reflecting our ongoing investments to support growth, and a $18.0 million, or approximately 45%, increase in administrative expenses to $57.9 million primarily due to higher audit, legal, consulting, insurance, and office rent costs. Stock-based compensation increased by $0.6 million to $21.2 million, driven by new awards to our expanding workforce, which is in line with our strategy to encourage employee ownership and promote exceptional performance, contributing to our continued business success based on key performance attributes.
Other Income (Expense)
Total net other income for the year ended December 31, 2023 was $25.4 million, which reflects an increase of $20.3 million versus $5.1 million for the year ended December 31, 2022. The increase is primarily attributable to interest income earned on cash held in our money market accounts.
Net Income (Loss) Attributable to Common Stockholders
Net income attributable to common stockholders for the year ended December 31, 2023 was $182.0 million, representing basic earnings per share of $0.79 based on a basic weighted average of 230.8 million shares outstanding. In comparison, for the year ended December 31, 2022 the Company had a net loss attributable to common stockholders of $(198.8) million, representing a basic loss per share of $(0.88) based on a weighted average of 226.9 million shares outstanding. Diluted earnings (loss) per share was $0.77 and $(0.88) for the years ended December 31, 2023 and December 31, 2022, respectively.
Liquidity and Capital Resources
General
As of December 31, 2023, we had cash and cash equivalents of approximately $756.0 million and working capital of $928.3 million.

Our primary sources of liquidity are cash flows from operations and our existing cash balances, which includes $542.0 million of net proceeds received from our issuance of Series A Preferred Stock to Pepsi in 2022. We believe that cash available from operations, including our cash resources, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable and other assets, and purchases of capital assets and equipment for the next twelve months and beyond. Our current cash resources available to fund cash outflows are sufficient for both our short and long-term cash needs.
Purchases of inventories, increases in accounts receivable and other assets, equipment purchases (including coolers), advances to certain of our co-packers and distributors, and payments of accounts payable and income taxes are expected to remain our principal recurring uses of cash and material cash requirements.
Cash flows for the years ended December 31, 2023 and 2022
Cash flows provided by (used in) operating activities
Cash flows provided by operating activities totaled $141.2 million for 2023, which compares to $108.2 million net cash provided by operating activities for the year ended December 31, 2022. The $33.0 million increase in operating cash generated can be attributed to significant operational growth and the timing of cash receipts, which were favorably influenced by increased sales associated with the Pepsi agreements. Additionally, our increased usage of various assets and liabilities aligned with our elevated operational figures. In contrast, operating cash flows in 2022 were largely impacted by deferred revenue, which increased $189.5 million from 2021, related to termination fees associated with the Pepsi agreements.
Cash flows (used in) investing activities
Cash flows used in investing activities totaled $14.2 million for 2023 compared to cash used in investing activities of $5.7 million for the year ended December 31, 2022. The change in cash used in investing activities was primarily due to increased purchases of property and equipment in the current year, with purchases of approximately $17.4 million versus $8.3 million for the years ended December 31, 2023 and December 31, 2022, respectively. Property and equipment purchases were partially offset by collections from our note receivable received from our China licensee of approximately $3.2 million and $2.6 million for the years ended December 31, 2023 and December 31, 2022, respectively.
Cash flows (used in) provided by financing activities
Cash flows used in financing activities totaled $25.2 million for 2023, representing a $559.3 million decrease from the $534.1 million cash provided by financing activities in 2022. The decrease is primarily due to net proceeds received of $542.0 million in 2022 from the issuance of Series A Preferred Stock related to Pepsi. In 2023, the Company used cash to pay dividends to the Series A Preferred Stock totaling $27.5 million versus $11.5 million in 2022.
Off Balance Sheet Arrangements
As of December 31, 2023 and 2022, we had no off balance sheet arrangements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we are required to make judgments and estimates that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates are based on historical experience, current trends and various other assumptions we believe to be reasonable under the circumstances. It is important to note that these critical accounting estimates are essential in fairly portraying our financial condition and results, and involve complex, subjective judgements. We continually review the underlying factors used in our estimates, including reviewing the significant accounting policies impacting the estimates, to ensure compliance with U.S. GAAP. However, due to the inherently uncertain nature of estimates, and the dependence on a number of underlying variables and a range of possible outcomes, actual results may be materially different. We have identified the accounting estimates below as critical to understanding and evaluating the financial results reported in our consolidated financial statements.
The following accounting policies and estimates should be read in conjunction with the descriptions of our significant accounting policies and recent accounting pronouncements, contained in Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements set forth elsewhere in this Report.

Revenue Recognition - Promotional (Billbacks) Allowance
The Company’s promotional allowance programs with its distributors or retailers are executed through separate agreements in the ordinary course of business. These agreements provide for one or more arrangements that are of varying durations. The Company’s billbacks are calculated based on various programs with distributors and retail customers, and accruals are established for the Company’s anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs. Differences between such estimated expenses and actual expenses for promotional and other allowance are recognized in earnings in the period such differences are determined.
The Company conducts regular reviews of promotional activities and related financial data, including final invoicing for previous periods. Such reviews are essential for ensuring the accuracy of accounting estimates related to accrued promotional allowances for our customers.
Promotional allowance (variable consideration) recorded as a reduction to revenue, primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following:
•discounts from list prices to support price promotions to end-consumers by retailers;
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
For more information on our promotional allowance policies, including changes to the estimate, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 4. Revenue to our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Pricing and Market Risks
In the normal course of our business, our financial position and supply chain are routinely subject to a variety of risks, notably those related to commodity pricing. The production of our products and transportation are heavily reliant on commodities such as aluminum, sucralose, caffeine, vitamins, and energy sources. Customarily, we purchase the raw materials and these costs expose us to price volatility and fluctuations. Currently, ongoing global events, including conflicts and inflationary pressures, as well as adverse weather conditions and supply chain disruptions, can significantly influence these costs and their availability. To mitigate supply chain risks, we typically purchase raw materials from multiple sources and utilize multiple co-packers for manufacturing and third-party service providers for transportation. For a number of raw materials, we are able to establish pricing on an annual basis. In relation to manufacturing, we typically have multiple co-packers across each geographical area thereby allowing us to have redundancy if a manufacturer were to have operational challenges in a specific region or to utilize as our business grows. In addition, we typically hold sufficient inventory in order to offset short-term market disruptions, helping ensure continuous production and supply.
Our competitive environment limits our ability to offset rising costs through higher product pricing. Despite this, we believe that the risk from cost fluctuations is currently immaterial. To stabilize aluminum costs, we enter into agreements with 12-month durations, effectively reducing short-term volatility. Other raw material prices such as flavors and ingredients may experience fluctuations over varying periods, dependent on factors such as, market trends, contractual terms, and strategic decisions. We mitigate the risk of increasing costs by either renegotiating prices with current suppliers or seeking one of our alternative vendors offering favorable terms. Our reliance on price locking as a primary cost management strategy negates the need for hedging in our financial risk management approach.
Interest Rate Risk
Our financial assets subject to interest rate fluctuations were cash and cash equivalents of $756.0 million as of December 31, 2023. These balances are held in interest-bearing accounts, and changes in interest rates would directly affect our interest income.

Currently, we have no debt other than trade payables incurred in the ordinary course of business; therefore, we have no debt-related interest expense that could be impacted by fluctuating interest rates. This absence of debt underscores our stable financial position and reduces our exposure to interest rate risk, which primarily affects our interest income.
Foreign Currency Exchange Risk
We operate internationally, leading to exposure to foreign currency exchange risk. While the functional currency of our foreign subsidiaries is their local currency, their net assets are translated into U.S. dollars using current exchange rates. We periodically remeasure the assets and liabilities denominated in non-functional currencies and the gain or loss from these adjustments are included in the consolidated statements of operations and comprehensive income (loss). Translation gains and losses that arise from translating net assets from functional currency to U.S. dollars, and gains and losses on long-term intercompany balances, are recorded to other comprehensive income (loss), net of income tax. For a detailed discussion of our foreign currency gains, losses, and translation adjustments, including the impact on our financial results, please refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies, of our consolidated financial statements.
A substantial majority of our operations and investment activities are transacted in the U.S., limiting our exposure to foreign currency exchange risk. While at present, our foreign currency exchange risk is not considered material to our overall financial position, accounting for approximately 0.1% of our revenue in 2023, and approximately 0.4% of our 2022 revenue, we continuously monitor and assess our exposure to currency fluctuations and the potential impact to our financial position and results of operations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 commences on page F-1, immediately following the signature page to this Report, and is incorporated by reference in this Item 8.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
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
Our President and Chief Executive Officer, as well as our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date because of the material weakness in internal control over financial reporting described below.
Notwithstanding the foregoing conclusion, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP and the rules and regulations promulgated by the SEC.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our President and Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the “COSO Framework”).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Prior Year Material Weaknesses
As of December 31, 2022, we identified the following material weaknesses in internal controls:
•Management did not design effective information technology general controls (ITGCs) relating to appropriate segregation of duties over program change management for certain applications impacting the Company's business processes that are relevant to the Company's internal control over financial reporting; and
•Management did not design and implement components of the COSO Framework to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to the identification, design, implementation, and monitoring of sufficient business process controls related to the Company's financial statement accounts to ascertain whether the components of internal control are present and functioning effectively.
Throughout 2023, we devoted substantial resources and effort to remediating the material weaknesses identified above.
As it relates to the material weakness related to our ITGCs in the prior year, we concluded that such material weakness was remediated during 2023. We updated our change management process to correct the segregation of duties issue, and we implemented changes to our change management process to ensure that the process is consistently applied and supported by standard operating procedures to govern the authorization, testing and approval of changes to the information technology systems that support the Company’s internal control processes. Additionally, we implemented changes associated with the design, implementation, and monitoring of ITGCs in the area of program change management for systems supporting the Company’s internal control processes to ensure that ITGCs are designed and operating effectively.
As it relates to the material weakness related to the design and implementation of components of the COSO Framework, during 2023, we undertook a rigorous process to enhance our control environment, including the expansion of formal accounting and IT policies and procedures and financial reporting controls. Additionally, we undertook a process during the first half of 2023 to design and implement effective review and approval controls, as well as implement appropriate timely review and oversight responsibilities within the accounting and financial reporting functions. As a result of our enhancement to our overall internal control over financial reporting environment and based on the results of our testing, we concluded that the material weakness related to the design and implementation of the components of the COSO Framework related to control environment, information and communication, and monitoring activities was remediated during 2023, with the exception of accounting for revenue recognition, promotional allowances, and inventories, for which the material weakness was not fully remediated.
Current Year Material Weakness
We concluded that a material weakness in internal control over financial reporting continues to exist as of December 31, 2023 with respect to the following processes as the result of the ineffective design and operation of business process level controls: (i) accounting for revenue recognition, (ii) accounting for promotional allowances, and (iii) accounting for inventories.
As a result of the material weakness described above, the Company’s management concluded that, as of December 31, 2023, our internal control over financial reporting was ineffective.

Attestation Report of the Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, which also audited our consolidated financial statements included in this Report, issued an adverse report on the effectiveness of our internal control over financial reporting as of December 31, 2023.
Remediation Plan
As of the date of this Report, management is reassessing the design of controls and modifying its processes to remediate the control deficiencies that led to the material weakness, including but not limited to placing increased emphasis on appropriately designing and implementing effective business process level controls. This material weakness cannot be considered remediated until the applicable controls are designed and operating effectively for a sufficient period of time, as supported by management’s testing results.
Changes in Internal Controls Over Financial Reporting
Except for the remediation of certain aspects of the prior year material weaknesses in internal controls over financial reporting described above, there have been no other changes in our internal controls over financial reporting that occurred during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the quarter ended December 31, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, nor did the Company adopt or terminate a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except to the extent included below, the information required by this item will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 (the "2024 Proxy Statement”) and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)The following documents are filed as part of this Report:
(1)Financial Statements. The following consolidated financial statements and the report of our independent registered public accounting firm are filed as Item 8. Financial Statements and Supplementary Data of this Report:
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
(2)Financial Statement Schedules.
All financial statement schedules called for under Regulation S-X are omitted because the information is not required under the related instructions or the required information is shown in the financial statements or notes thereto, or included elsewhere in this Report.
(3)Exhibits.
See Index to Exhibits.
Index to Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1*	Composite Articles of Incorporation of Celsius Holdings, Inc.

3.2	Amended and Restated Bylaws, as amended	10-Q	3.2	8/9/2022

4.1*	Description of Capital Stock

10.1†	Amended 2006 Incentive Stock Plan	10-12G	10.3	7/22/2016

10.2†	2015 Incentive Stock Plan	10-12G	10.4	7/22/2016

10.3†*	First Amendment to 2015 Incentive Stock Plan dated October 29, 2020

10.4†*	Form of Restricted Stock Unit Award Grant Agreement

10.5†*	Form of Performance Stock Unit Award Grant Agreement

10.6†*	Employment Agreement between the Company and John Fieldly effective January 1, 2024

10.7†	Employment Agreement between the Company and Jarrod Langhans effective January 1, 2024	8-K	10.1	2/2/2024

10.8	Securities Purchase Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc.	10-Q	10.1	8/9/2022

10.9	Form of Lock-Up Agreement	10-Q	10.2	8/9/2022

10.10	Registration Rights Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc.	10-Q	10.3	8/9/2022

10.11	Distribution Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc.	10-Q	10.4	8/9/2022

10.12	Channel Transition Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc.	10-Q	10.5	8/9/2022

21.1*	Subsidiaries of Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Section 302 Certification by Chief Executive Officer

31.2*	Section 302 Certification by Chief Financial Officer

32.1**	Section 906 Certification by Chief Executive Officer

32.2**	Section 906 Certification by Chief Financial Officer

97.1†*	Celsius Holdings, Inc. Mandatory Recovery of Compensation Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachment)
__________________________________________________
*Filed herewith.
** Furnished herewith.
†    Management contract or compensatory plan arrangement.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Date: February 28, 2024	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2024	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ John Fieldly	President, Chief Executive Officer and Director (Principal executive officer)	February 28, 2024
John Fieldly

/s/ Jarrod Langhans	Chief Financial Officer (Principal financial and accounting officer)	February 28, 2024
Jarrod Langhans

/s/ Cheryl S. Miller	Director	February 28, 2024
Cheryl S. Miller

/s/ Hal Kravitz	Director	February 28, 2024
Hal Kravitz

/s/ Joyce Russell	Director	February 28, 2024
Joyce Russell

/s/ Damon DeSantis	Director	February 28, 2024
Damon DeSantis

/s/ Nicholas Castaldo	Director	February 28, 2024
Nicholas Castaldo

/s/ Caroline Levy	Director	February 28, 2024
Caroline Levy

/s/ Alexandre Ruberti	Director	February 28, 2024
Alexandre Ruberti

/s/ James Lee	Director	February 28, 2024
James Lee

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Celsius Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Celsius Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Celsius Holdings, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the Company's internal control over financial reporting as the result of the ineffective design and operation of business process level controls within the following processes: (i) accounting for revenue recognition, (ii) accounting for promotional allowances, and (iii) accounting for inventories.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and mezzanine equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 28, 2024, which expressed an unqualified opinion thereon.
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
Boca Raton, Florida
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Celsius Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Celsius Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an adverse opinion thereon.
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

Accrued Promotional Allowances
Description of the Matter
As more fully described in Notes 2, 4, and 13 of the consolidated financial statements, the Company’s promotional allowance programs are calculated based on various programs and terms of its contractual arrangements with its distributors and retail customers, and accruals are established at the time of the initial product sale for the Company’s anticipated liabilities. These accruals are based on agreed-upon terms with customers and in certain instances require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels to determine the accrual. The estimated promotional expenditures are recorded as a reduction to revenue in the period the underlying sale occurs to customers. Total promotional expenditures included as a reduction to revenue were $315.2 million for the year ended December 31, 2023, and accrued promotional allowances were $99.8 million at December 31, 2023.

We identified accrued promotional allowances as a critical audit matter because of the extent and subjective nature of management judgment required with respect to estimating consumer participation and/or distributor and retail customer performance levels and future promotional claims in determining the accrual for promotional allowances not yet invoiced by customers at year end.

How We Addressed the Matter in Our Audit
To test the accrued promotional allowances, our audit procedures included, among others, evaluating management’s judgments regarding estimating the promotional allowances not yet invoiced by its customers as of December 31, 2023. We assessed the reasonableness of management’s estimates of the accrued promotional allowances for a sample of customers by developing an expectation of the amount, primarily based on contractual terms in agreements with customers and the historical promotional expenditure amounts per case or as a percentage of sales, and we compared our expectation to management’s recorded estimate. We performed inquiries of the Company’s sales and marketing personnel to corroborate our understanding of new and existing promotional programs that may alter the relationship between gross billings and promotional allowances, as such programs are considered by management when estimating future promotional claims. In addition, we tested the accuracy and completeness of the underlying data used in management’s estimation calculations. We also evaluated management’s ability to estimate promotional allowances by comparing the actual invoices for promotional allowances subsequently paid to management’s original estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Boca Raton, Florida
February 28, 2024

Celsius Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$755,981	$614,159
Restricted cash	—	38,768
Accounts receivable-net	183,703	63,311
Note receivable-current-net	2,318	2,979
Inventories-net	229,275	173,289
Prepaid expenses and other current assets	19,503	11,341
Deferred other costs-current	14,124	14,124
Total current assets	$1,204,904	$917,971

Note receivable-non-current	—	3,574
Property and equipment-net	24,868	10,185
Deferred tax assets	29,518	501
Right of use assets-operating leases	1,957	972
Right of use assets-finance leases	208	208
Other long-term assets	291	263
Deferred other costs-non-current	248,338	262,462
Intangibles-net	12,139	12,254
Goodwill	14,173	13,679
Total Assets	$1,536,396	$1,222,069

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,840	$36,248
Accrued expenses	62,120	69,899
Income taxes payable	50,424	1,193
Accrued distributor termination fees	—	3,986
Accrued promotional allowance	99,787	35,977
Lease liability obligation-operating leases	980	661
Lease liability obligation-finance leases	59	70
Deferred revenue-current	9,513	9,675
Other current liabilities	10,890	3,586
Total current liabilities	276,613	161,295

Lease liability obligation-operating leases	955	326
Lease liability obligation-finance leases	193	162
Deferred tax liability	2,880	15,919
Deferred revenue-non-current	167,227	179,788
Total Liabilities	447,868	357,490

Commitment and contingencies (Note 19)

Mezzanine Equity:
Series A convertible preferred stock, $0.001 par value, 5% cumulative dividends; 1,466,666 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively, aggregate liquidation preference of $550,000 as of December 31, 2023 and December 31, 2022, respectively	824,488	824,488
Stockholders’ Equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 231,787,482 and 229,146,788 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively(1)	77	76
Additional paid-in capital	276,717	280,668
Accumulated other comprehensive loss	(701)	(1,881)
Accumulated deficit	(12,053)	(238,772)
Total Stockholders’ Equity	264,040	40,091
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$1,536,396	$1,222,069
(1) Forward Stock Split - The accompanying consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the three-for-one stock split. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for more information.

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	For the years ended December 31,
	2023	2022	2021
Revenue	$1,318,014	$653,604	$314,272
Cost of revenue	684,875	382,735	186,103
Gross profit	633,139	270,869	128,169
Selling, general and administrative expenses	366,773	428,670	132,259

Income (loss) from operations	266,366	(157,801)	(4,090)

Other income (expense):

Interest income (expense), net	26,501	5,292	(8)
Interest income on note receivable	128	237	315
Foreign exchange loss	(1,246)	(392)	(276)
Total other income	25,383	5,137	31

Net income (loss) before income taxes	291,749	(152,664)	(4,059)

Income tax (expense) benefit	(64,948)	(34,618)	7,996

Net income (loss)	$226,801	$(187,282)	$3,937

Dividends on Series A convertible preferred shares	(27,462)	(11,526)	—
Income allocated to participating preferred shares	(17,348)	—	—
Net income (loss) attributable to common stockholders	$181,991	$(198,808)	$3,937

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income tax	1,180	(2,495)	817
Comprehensive income (loss)	$183,171	$(201,303)	$4,754

Earnings per share:
Basic	$0.79	$(0.88)	$0.02
Diluted	$0.77	$(0.88)	$0.02
Weighted average shares outstanding(1):
Basic	230,784	226,947	221,343
Diluted	236,964	226,947	233,067
(1) Forward Stock Split - The accompanying consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the three-for-one stock split. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for more information.

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(in thousands)

	Stockholders’ Equity
	Common Stock						Mezzanine Equity
	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Preferred Stock	Amount
Balance at December 31, 2020	216,789	$72	$159,884	$(203)	$(55,427)	$104,326	—	$—
Issuance of common stock from private placement	3,402	1	67,768	—	—	67,769	—	—
Stock-based compensation	—	—	36,475	—	—	36,475	—	—
Stock option exercises, RSUs and PSUs converted	4,536	2	3,719	—	—	3,721	—	—
Foreign currency translation	—	—	—	817	—	817	—	—
Net income	—	—	—	—	3,937	3,937	—	—
Balance at December 31, 2021	224,727	$75	$267,846	$614	$(51,490)	$217,045	—	$—
Stock-based compensation	—	—	20,665	—	—	20,665	—	—
Stock option exercises, RSUs and PSUs converted	4,420	1	3,683	—	—	3,684	—	—
Issuance of Series A convertible preferred stock - net of issuance costs	—	—	—	—	—	—	1,467	824,488
Dividends paid to Series A convertible preferred stock	—	—	(11,526)	—	—	(11,526)	—	—
Foreign currency translation	—	—	—	(2,495)	—	(2,495)	—	—
Net income (loss)	—	—	—	—	(187,282)	(187,282)	—	—
Balance at December 31, 2022	229,147	$76	$280,668	$(1,881)	$(238,772)	$40,091	1,467	$824,488
Adoption of accounting standard	—	—	—	—	(82)	(82)	—	—
Stock-based compensation	—	—	21,226	—	—	21,226	—	—
Stock option exercises, RSUs and PSUs converted	2,640	1	2,285	—	—	2,286	—	—
Dividends paid to Series A convertible preferred stock	—	—	(27,462)	—	—	(27,462)	—	—
Foreign currency translation	—	—	—	1,180	—	1,180	—	—
Net income	—	—	—	—	226,801	226,801	—	—
Balance at December 31, 2023	231,787	$77	$276,717	$(701)	$(12,053)	$264,040	1,467	$824,488
(1) Forward Stock Split - The accompanying consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the three-for-one stock split. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for more information.
The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For The Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$226,801	$(187,282)	$3,937
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,226	1,917	1,264
Impairment of intangible assets	—	2,379	—
Allowance for credit losses	2,128	2,352	1,494
Amortization of deferred other costs	14,124	5,885	—
Inventory excess and obsolescence	7,312	6,131	2,355
Loss on disposal of property and equipment	198	—	—
Stock-based compensation expense	21,226	20,665	36,475
Deferred income taxes-net	(42,055)	20,244	(9,201)
Foreign exchange loss	1,246	483	880
Gain on lease cancellations	—	—	(28)
Changes in operating assets and liabilities:
Accounts receivable-net	(121,558)	(26,369)	(25,249)
Inventories-net	(63,299)	11,802	(175,174)
Prepaid expenses and other current assets	(7,980)	2,214	1,072
Accounts payable	5,249	428	23,966
Accrued expenses	(8,025)	34,644	26,484
Income taxes payable	48,102	(164)	1,357
Accrued promotional allowance	63,810	16,940	13,379
Accrued distributor termination fees	(3,739)	3,986	—
Other current liabilities	7,305	2,610	374
Change in right of use and lease obligation-net	(102)	(183)	29
Deferred revenue	(12,723)	189,463	—
Other assets	(28)	37	—
Net cash provided by (used in) operating activities	141,218	108,182	(96,586)

Cash flows from investing activities:
Collections from note receivable	3,233	2,592	1,886
Purchase of property and equipment	(17,433)	(8,264)	(3,150)
Net cash (used in) investing activities	(14,200)	(5,672)	(1,264)

Cash flows from financing activities:
Principal payments on finance lease obligations	(44)	(63)	(94)
Proceeds from exercise of stock options	2,285	3,683	3,720
Proceeds from issuance of Series A preferred shares, net of issuance costs	—	542,018	—
Dividends paid on preferred shares	(27,462)	(11,526)	—
Net proceeds from sale of common stock	—	—	67,769
Net cash (used in) provided by financing activities	(25,221)	534,112	71,395

Effect on exchange rate changes on cash and cash equivalents	1,257	50	(538)
Net increase (decrease) in cash, cash equivalents and restricted cash	103,054	636,672	(26,993)
Cash, cash equivalents and restricted cash at beginning of the period	652,927	16,255	43,248

Cash, cash equivalents and restricted cash at end of the period	$755,981	$652,927	$16,255

Supplemental disclosures:
Cash paid during period for:
Taxes	$56,748	$14,335	$—
Interest	$—	$—	$7

The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Business — Celsius Holdings, Inc. (the “Company,” “Celsius Holdings” or "Celsius") was incorporated under the laws of the State of Nevada on April 26, 2005.
Celsius is a fast-growing company in the functional energy drink category in the United States ("U.S.") and internationally. The Company engages in the development, processing, marketing, sale, and distribution of functional energy drinks to a broad range of consumers. Celsius provides differentiated products that offer clinically proven and innovative formulas meant to positively impact the lives of its consumers. The Company's brand has also proven to be attractive to a broad range of customers, including fitness enthusiasts.
The Company's flagship asset, CELSIUS®, is marketed as a fitness drink or supplement which, with exercise, is designed to accelerate metabolism and burn body fat while providing energy. This product line comes in two versions, a ready-to-drink form and an on-the-go powder form. The Company also offers a new CELSIUS® Essentials line, available in 16-ounce cans. Celsius products are currently offered in major retail channels across the U.S., including conventional grocery, natural, convenience, fitness, mass market, vitamin specialty and e-commerce. Additionally, the Company's products are currently offered in certain Canadian, European, Middle Eastern and Asia-Pacific markets.
Agreements with PepsiCo Inc.
On August 1, 2022, the Company entered into multiple agreements with PepsiCo Inc. (“Pepsi”), including a long-term agreement that resulted in Pepsi becoming the primary distribution supplier for Celsius products in the U.S. (the "Distribution Agreement"). Under this agreement, the Company granted Pepsi a right of first offer in the event the Company intends to manufacture, distribute or sell products in certain additional countries or channels during the term of the agreement. Additionally, under the terms of a channel transition agreement entered into (the “Transition Agreement”), the Company received payments from Pepsi in exchange for the transition of certain existing distribution rights to Pepsi. In connection with the Distribution Agreement and Transition Agreement, the Company terminated supply agreements with existing suppliers to transition certain territory rights to Pepsi.
In connection with entering into the foregoing agreements, the Company issued and sold to Pepsi approximately 1.5 million shares of the Company's Series A Preferred Stock (“Series A” or “Series A Preferred Stock”) in exchange for cash proceeds of $550 million, excluding transaction costs. For additional information regarding the Company's agreements with Pepsi, see Note 4. Revenue, Note 13. Related Party Transactions, and Note 14. Mezzanine Equity.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in accordance with U.S. GAAP.
Certain prior period amounts have been reclassified to conform with the current period's presentation in the consolidated financial statements and notes thereto. Accounts payable, Accrued expenses, and Income taxes payable were reallocated from within Accounts payable and accrued expenses and are now reflected as standalone financial statement line items in the consolidated balance sheets and consolidated statements of cash flows, respectively. The Company is also now presenting Selling and marketing expenses and General and administrative expenses together as one combined financial statement line item titled Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Common Stock Split — On November 15, 2023 the Company effected a three-for-one stock split to shareholders of record on November 13, 2023 (the "Forward Stock Split"). For clarity and consistency in financial reporting, all shares, restricted stock units, performance stock units, stock options, and per-share amounts presented in the consolidated financial statements and related notes have been retrospectively adjusted to account for the effects of the stock split for all periods presented.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
Significant Estimates — The preparation of consolidated financial statements and accompanying disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. Significant estimates include the allowance for current expected credit losses, allowance for inventory obsolescence and sales returns, the useful lives of property and equipment, impairment of goodwill and intangibles, deferred taxes and related valuation allowance, promotional allowance, and valuation of stock-based compensation.
Segment Reporting — Operating segments are defined as components of an enterprise that engage in business activities, maintain discrete financial information, and undergo regular review by the chief operating decision maker (the “CODM”) who in this case, is the Chief Executive Officer. This review is performed to assess performance and allocate resources.
Despite the Company's presence in several geographical regions, it operates as a single entity. The Company's operations and strategies are centrally designed and executed due to the substantial similarities among the geographical components. The CODM evaluates operating results and allocates resources primarily on a consolidated basis due to the significant economic interdependencies between the Company's geographical operations. As a result, the Company is managed as a single operating segment and has a single reportable segment.
Concentrations of Risk — Substantially all of the Company’s revenue is derived from the sale of Celsius® functional energy drinks and liquid supplements.
Revenue from customers accounting for more than 10% of total revenue for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Pepsi	59.4%	22.2%	—
Costco	12.0%	16.7%	12.7%
Amazon	7.6%	8.8%	10.1%
All others	21.0%	52.3%	77.2%
Total	100.0%	100.0%	100.0%
Accounts receivable from customers accounting for more than 10% of total accounts receivable at December 31, 2023 and 2022 were as follows:

	2023	2022
Pepsi	69.0%	47.6%
Amazon	5.9%	11.8%
All others	25.1%	40.6%
Total	100.0%	100.0%
Financial instruments that potentially subject the Company to concentrations of credit risk primarily include cash and cash equivalents, accounts receivable and a note receivable. The Company ensures cash and cash equivalents are held with reputable financial institutions to mitigate this risk. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") limit. At December 31, 2023 and 2022, the Company had approximately $755.5 million and $652.4 million, respectively, in excess of the FDIC limit.
Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2023 and 2022, the Company did not hold any instruments with original maturities exceeding three months.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
Restricted Cash — During 2022, the Company received upfront payments from Pepsi which were contractually restricted to satisfy termination payments due to former distributors. Any unused payments were repaid to Pepsi during the year ended December 31, 2023. These upfront payments received from Pepsi could not be used for the Company's general operating activities and were therefore classified as restricted cash based on the terms of the Transition Agreement. See Note 4. Revenue for more information. At December 31, 2023, the Company did not have any restricted cash. At December 31, 2022, the Company had $38.8 million of restricted cash.
Accounts Receivable and Current Expected Credit Losses — The Company is exposed to potential credit risks associated with its product sales and related accounts receivable, as it generally does not require collateral from its customers. The Company’s expected loss allowance methodology for accounts receivable is determined using historical collection experience, current and future economic and market conditions, a review of the current status of customers’ trade accounts receivables, and where available, a review of the financial condition and credit ratings of larger customers, including credit reports. Customers are pooled based on having specific risk factors in common, and the Company reassesses these customer pools on a periodic basis. The receivables allowance is based on aging of the accounts receivable balances and estimated credit loss percentages. The Company uses the probability of default and forward-looking information to assess credit risk and estimate expected credit losses for its note receivable related to Qifeng Food Technology (Beijing) Co. Ltd ("Qifeng"). See Note 7. Note Receivable for more information on Qifeng and the note receivable.
Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies when such events are reasonable and supportable. Historical information is used in addition to reasonable and supportable forecast periods, where applicable.

Allowance for Expected Credit Losses
Balance as of December 31, 2022	$2,147
Adoption of accounting standard	(82)
Current period change for expected credit losses	1,072
Balance as of December 31, 2023	$3,137
Inventories — Inventories are valued at the lower of cost or net realizable value, with costs approximating those determined under the first-in, first-out method. As of December 31, 2023 and December 31, 2022, the inventory allowance for excess and obsolete products was approximately $4.2 million and $8.4 million, respectively. Changes in the allowance are included in cost of revenue.
Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset, generally ranging from three to seven years.
Long-Lived Assets — In accordance with ASC Topic 360, Property, Plant, and Equipment the Company reviews the carrying value of long-lived assets, which includes property and equipment-net, right-of-use assets, and definite-lived intangibles-net, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized for a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairment charges related to long-lived assets for the year ended December 31, 2023.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
Long-Lived Asset Geographic Data
The following table sets forth long-lived asset information, which includes property and equipment-net, right-of-use assets, and definite-lived intangibles-net and excludes goodwill and indefinite-lived intangibles, where individual countries represent a significant portion of the total:

	December 31, 2023	December 31, 2022
North America	$24,316	$9,750

Finland	12,153	12,171
Sweden	2,212	1,251
Other	29	1
Long-lived assets related to foreign operations	14,394	13,423
Total long-lived assets-net	$38,710	$23,173
Goodwill and Intangible Assets — Indefinite-lived intangible assets and goodwill are not amortized but instead, are measured for impairment at least annually, on October 1st, or when events indicate that an impairment exists. In the qualitative assessment, the Company determines whether, given various qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic conditions, industry conditions, cost factors regarding raw materials and operations, legal and regulatory environments, historical financial performance and significant changes in the brand. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.
In the quantitative assessment for goodwill, the Company calculates the fair value of the respective reporting unit. The estimated fair values of indefinite lived intangible assets and goodwill are determined using discounted cash flows, which requires an analysis of various estimates including future cash flows, annual sales growth rates, and discount rates, based on market data available at the time. Changes in the factors used in the fair value estimates could have a significant impact on the fair values of the reporting unit and indefinite-lived intangible assets. At December 31, 2023 and December 31, 2022, there were no indicators of goodwill impairment. See Note 10. Goodwill and Intangibles for more information.
The addition of the Pepsi distribution network in 2022 shifted the Company’s primary focus to the U.S. market, and as a result it was determined that impairment indicators for the Func Foods Brands indefinite intangible asset were present. The Company does not anticipate focusing on the expansion of Func Food branded products and the Company plans to focus on Celsius branded products. As a result of the strategic shift, which the Company considered a triggering event, the Company quantitatively tested the Func Foods brand name for impairment utilizing the relief from royalty method to determine its fair value. As a result of the quantitative assessment, the Company recorded an impairment charge of $2.4 million for the year ended December 31, 2022 which is presented within selling, general and administrative expenses. At December 31, 2023, there were no further indicators of intangible asset impairment.
Revenue Recognition — The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers ("ASC 606"). Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred based on the commercial terms of the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. For agreements with terms one year or less, the practical expedient under ASC 340-40-25-4 is applied to expense contract acquisition costs when incurred if the amortization period of the contract asset would have otherwise been recognized in one year or less. See Note 4. Revenue for more information.
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
Distributor Termination Fees — For the year ended December 31, 2023, termination fees related to termination charges associated with certain prior distributors were immaterial. However, the Company incurred approximately $193.8 million in such expenses for the year ended December 31, 2022. These costs were included in selling, general and administrative expenses upon termination of the distributor agreements.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
Customer Advances — From time to time the Company may require deposits from customers in advance of delivery of products and/or production runs. Such amounts are initially recorded as customer advances liability within deferred revenue. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies. The Company had no customer advances as of December 31, 2023 or December 31, 2022.
Advertising Costs — Advertising costs are expensed as incurred and charged to selling, general and administrative expenses. The Company mainly uses targeted marketing initiatives, such as sporting events, print, radio, and television advertising, alongside direct sponsorships and endorsements. The Company incurred advertising expenses of approximately $160.0 million, $85.1 million and $36.7 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
Research and Development — Research and development costs are charged to selling, general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test production of beverages. The Company incurred expenses of approximately $1.7 million, $0.4 million and $1.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Foreign Currency Gain/Loss — Foreign subsidiaries’ functional currency is the local currency of operations. The net assets of foreign operations are translated into U.S. dollars using current exchange rates.
The foreign subsidiaries perform remeasurements of their assets and liabilities denominated in non-functional currencies on a periodic basis and the gain or loss from these adjustments related to the fluctuations in foreign exchange rates versus the U.S. dollar are included in the consolidated statements of operations and comprehensive income (loss) as foreign exchange gain (loss). For the years ended December 31, 2023, 2022 and 2021, the Company recognized net foreign exchange losses of approximately $1.2 million, $0.4 million, and $0.3 million, respectively.
Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in other comprehensive income (loss) as foreign currency translation gain (loss), net of income tax. The Company experienced a foreign currency translation net gain of approximately $1.2 million for the year ended December 31, 2023 and a net loss of $2.5 million for the year ended December 31, 2022. For the year ended December 31, 2021, there was a net gain of approximately $0.8 million. The Company’s operations in different countries requires that it transacts in the following currencies:
China - Yuan,
Hong Kong - Hong Kong Dollar,
Norway - Krone,
Sweden - Krona,
Finland - Euro,
United Kingdom - Pound Sterling, and
Canada - Canadian Dollar
Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, note receivable and accrued expenses approximate fair value due to their relative short-term maturity and market interest rates.
Income Taxes — The Company accounts for income taxes pursuant to the provisions of ASC Topic 740-10, Accounting for Income Taxes. This approach requires, among other things, an asset and liability approach to calculating deferred income taxes, and recognizing deferred tax assets and liabilities for expected future tax consequences stemming from temporary differences between asset and liability carrying amounts and their tax bases.
A valuation allowance is established to offset any net deferred tax assets for which management believes it is more-likely-than-not that the net deferred asset will not be realized.
The Company's 2020 through 2022 U.S. federal income tax returns are subject to examination by the IRS. The Company's state income tax returns are subject to examination for the 2019 through 2022 tax years.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
Earnings per Share — The Company computes earnings per share ("EPS") in accordance with ASC Topic 260 Earnings per Share ("ASC 260"), which requires that basic earnings per common share are computed by dividing income or loss available to common stockholders by the weighted average number of shares of basic common stock outstanding. It also requires that companies with different classes of stock (common stock and participating preferred stock) to calculate EPS using the two-class method. The two-class method is an allocation of earnings (distributed and undistributed) between the holders of common stock and a company’s participating preferred stockholders. Under the two-class method, earnings for the reporting period are allocated between common stockholders and other security holders based on their respective participation rights in undistributed earnings. See Note 3. Earnings per Share for more information.
The Company also computes diluted EPS, which accounts for the potential impact of dilutive securities on EPS. Dilutive EPS includes the effect of all potential dilutive common shares that were outstanding during the period. Such dilutive securities include RSUs, options, and convertible preferred shares. For the computation of diluted EPS, the numerator remains unchanged from basic EPS, but the denominator is adjusted to also include the weighted average of any additional shares that would have been outstanding if dilutive potential common shares had been issued.
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
Cost of Revenue — Cost of Revenue consists of the costs of raw materials, which includes concentrates and or liquid bases, co-packing fees, repacking fees, freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacturing of the Company’s finished products, inventory allowance for excess and obsolete products, and certain quality control costs. Raw materials account for the largest portion of the cost of revenue. Raw materials include cans, other containers, flavors, ingredients and packaging materials.
Selling, General and Administrative Expenses — Selling, general and administrative expenses include various operating expenses such as warehousing costs after manufacturing, expenses for advertising, samplings and in-store demonstrations, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Selling, general and administrative expenses also include costs such as payroll costs, travel costs, professional service fees (including legal fees), depreciation and other selling, general and administrative costs.
Shipping and Handling Costs — Shipping and handling costs for freight charges on goods shipped are included in cost of revenue. Freight expense on goods shipped for the years ended December 31, 2023, 2022 and 2021 were approximately $58.7 million, $26.8 million and $26.9 million, respectively.
Recently Adopted Accounting Pronouncements
The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.
Effective January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL"), using a modified retrospective approach. ASU 2016-13 replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The guidance requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due. Upon adoption of the ASU on January 1, 2023, the cumulative effect was recorded directly to accumulated deficit. The amount recorded was not material to our financial position or results of operations.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the "FASB") introduced ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances Segment Reporting (Topic 280) disclosures. This update mandates detailed disclosures on key segment expenses and other items, including segment profit or loss measures. It also requires that companies with a single reportable segment provide comprehensive Topic 280 disclosures. The effective date is for fiscal years beginning after December 15, 2023, and interim periods in fiscal years after December 15, 2024, with retrospective application to all periods presented. The Company is currently evaluating the impact of ASU 2023-07 on its financial statements and related disclosures.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, introducing changes to income tax disclosures, primarily relating to effective tax rates and cash paid for taxes. This ASU requires companies to provide an annual rate reconciliation in both dollar figures and percentages, and changes the way annual income taxes paid are disclosed by all entities, necessitating a breakdown by federal, state, and foreign jurisdictions. The standard is effective for public business entities for fiscal years beginning after December 15, 2024. Prospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.
3.    EARNINGS PER SHARE
The Company’s Series A Preferred Stock is classified as a participating security in accordance with ASC 260. Net income allocated to the holders of Series A Preferred Stock is based on the Series A stockholders' proportionate share of weighted average shares of common stock outstanding on an if-converted basis.
For purposes of determining diluted earnings per common share, basic earnings per common share was adjusted to include the effect of potential dilutive common shares outstanding. These potential dilutive shares include unvested restricted stock and performance-based stock units. The more dilutive of the two-class method or the treasury method is used for this adjustment. Additionally, Series A Preferred Stock is included using the if-converted method.
Under the two-class method, net income is reallocated to common stock, the Series A Preferred Stock, and all dilutive securities based on the contractual participating rights of the respective securities to share in the current earnings as if all of the earnings for the period had been distributed.

	For the years ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$226,801	$(187,282)	$3,937
Convertible preferred stock dividends	(27,462)	(11,526)	—
Allocation of earnings to participating securities	(17,348)	—	—
Net income (loss) attributable to common stockholders	$181,991	$(198,808)	$3,937

Effect of dilutive securities:
Allocation of earnings to participating securities	$17,348	$—	$—
Reallocation of earnings to participating securities	(16,934)	—	—
Numerator for Diluted EPS - Income (loss) available to common stockholders after assumed conversions	$182,405	$(198,808)	$3,937

Denominator:
Weighted average basic common shares outstanding	230,784	226,947	221,343
Dilutive effect of common shares	6,180	—	11,724
Weighted average diluted common shares outstanding	236,964	226,947	233,067

Earnings per share:
Basic	$0.79	$(0.88)	$0.02
Diluted	$0.77	$(0.88)	$0.02
For the years ended December 31, 2023 and 2022, approximately 22.0 million and 30.6 million potentially dilutive securities were excluded from the computation of diluted earnings per share related to common stockholders, as their effect was antidilutive. No potentially dilutive securities were antidilutive or were excluded from the computation for the year ended December 31, 2021.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
4.    REVENUE
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. The primary performance obligation is the promise to sell finished products to customers, including distributors/co-packers, wholesalers, and retailers. Product sales occur once control or title is transferred based on the commercial terms of its agreements with such customers and traditionally do not allow for a right of return. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Product sales are recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling or marketing expense. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in incentives the Company offers to its customers and their customers.
Information about the Company’s revenues by geographical location for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
North America	$1,263,341	$617,457	$273,005
Europe	43,722	31,054	38,097
Asia-Pacific	4,755	3,647	2,538
Other	6,196	1,446	632
Net sales	$1,318,014	$653,604	$314,272

Primarily all of the Company’s North American revenue was derived from the U.S., which is the Company’s country of domicile.
Revenue from Sweden represented the largest foreign portion of total consolidated revenue accounting for approximately $29.3 million, $21.7 million, and $26.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Promotional (Billback) Allowances
The Company’s promotional allowance programs with its distributors or retailers are executed through separate agreements in the ordinary course of business. These agreements provide for one or more of the arrangements described above and are of varying durations. The Company’s billbacks are calculated based on various programs with distributors and retail customers, and accruals are established for the Company’s anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expenses and actual expenses for promotional and other allowance are recognized in the period such differences are determined.
Promotional allowance (variable consideration) recorded as a reduction to revenue, primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following:
•discounts from list prices to support price promotions to end-consumers by retailers;
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
For the years ended December 31, 2023, 2022, and 2021, promotional allowances included as a reduction of revenue were $315.2 million, $158.5 million, and $64.2 million, respectively.
Accrued promotional allowances were $99.8 million and $36.0 million as of December 31, 2023 and 2022, respectively.
Agreements with Pepsi
The Company executed multiple agreements with Pepsi on August 1, 2022, including a Distribution Agreement relating to the sale and distribution of certain of the Company’s beverage products in existing channels and distribution methods in the U.S., excluding certain existing customer accounts, sales channels, Puerto Rico and the U.S. Virgin Islands (collectively the “Territory”). Under the Distribution Agreement, the Company granted Pepsi the right to sell and distribute its existing beverage products in existing channels and distribution methods and future beverage products that are added from time to time as licensed products under the Distribution Agreement in defined territories. The Distribution Agreement represents a master service agreement and can be cancelled by either party without cause in the nineteenth year of the term (i.e., 2041), the twenty-ninth year of the term (i.e., 2051) and in each 10th year thereafter (i.e., 2061, 2071, etc.) by providing twelve months’ written notice to the other party on August 1st of the year preceding the year of termination. Except for a termination by the Company “with cause” or a termination by Pepsi “without cause” (each as defined in the Distribution Agreement), the Company is required to pay Pepsi certain compensation upon a termination as specified in the Distribution Agreement.
The Company agreed to provide Pepsi a right of first offer in the event the Company intends to (i) manufacture, distribute or sell products in certain additional countries as specified in the Distribution Agreement or (ii) distribute or sell products in any future channels and distribution methods during the term of the Distribution Agreement. Pepsi agreed to meet and confer in good faith with the Company regarding the terms and conditions upon which Pepsi may be willing to sell or distribute the product, either directly or through local sub-distributors in certain other additional countries. The Distribution Agreement includes other customary provisions, including non-competition covenants in favor of the Company, representations and warranties, indemnification provisions, insurance provisions and confidentiality provisions. In the fourth quarter of 2023 under the terms of the Distribution Agreement, the Company and Pepsi agreed to extend distribution to the Canadian market. Following this agreement, the Company began order fulfillment, with Pepsi serving as the exclusive distributor. Distribution operations began in January of 2024.
On August 1, 2022, the Company and Pepsi also executed the Transition Agreement, providing for the Company’s transition of certain existing distribution rights in the Territory to Pepsi. Under the terms of the Transition Agreement, Pepsi agreed to pay the Company up to $250 million in multiple tranches to facilitate the Company’s transition of certain distribution rights to Pepsi. Amounts received from Pepsi were contractually restricted to only be used to pay termination fees due to other distributors; any excess cash received over amounts due to other distributors is to be refunded back to Pepsi, and all amounts were refunded to Pepsi as of December 31, 2023.
Accounting for the agreements Executed with Pepsi
The Company evaluated the securities purchase agreement, pursuant to which the Company issued and sold to Pepsi Series A Preferred Stock (the "Purchase Agreement"), the Transition Agreement, the Distribution Agreement, and other agreements executed with Pepsi on August 1, 2022, as one combined contract because the agreements were executed on the same day, with the same counterparty, in contemplation of one another, and contractual terms are defined and referenced across the agreements. These agreements are referred to collectively as the Pepsi Arrangement. Management concluded that the Pepsi Arrangement was partially in the scope of ASC 606 and partially in the scopes of ASC 505, Equity ("ASC 505”) and ASC 480, Distinguishing liabilities from equity ("ASC 480"). The Company first applied the measurement and classification criteria in ASC 505 and ASC 480 with respect to the Company’s issuance of approximately 1.5 million shares of Series A Preferred Stock, as the substance of the issuance of the Series A Preferred Stock was determined to be a financing transaction. See Note 14. Mezzanine Equity for more information.
After application of the measurement and classification principles in ASC 505, and ASC 480, the Company accounted for the residual revenue elements of the Pepsi Arrangement under ASC 606. The revenue elements of the Pepsi Arrangement consisted of (i) $227.8 million in payments received from Pepsi under the Transition Agreement and (ii) a $282.5 million implicit payment made to Pepsi by Celsius, representing the excess fair value over issuance proceeds received for the Series A Preferred Stock. See Note 13. Related Party Transactions for more information on the upfront payment and implicit payment related to the excess in fair value over issuance proceeds.
The $282.5 million excess fair value over issuance proceeds of the Series A Preferred Stock represented an implicit payment made to a customer. The Company concluded that this implicit payment met the definition of an asset and recorded such implicit payment as a deferred other cost in the Company’s consolidated balance sheets, with a portion included as current. The Company will amortize the asset balance as a reduction of revenues (contra-revenues) ratably over a twenty-year period consistent with the term of the Distribution Agreement. The Company assesses the deferred other cost asset for impairment at each reporting period.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
For product sales under the Distribution Agreement, the Company recognizes revenues when control of the underlying goods are transferred to Pepsi based on the contractual terms of noncancellable purchase orders issued by Pepsi. The Company's customary revenue recognition policy as described above is applied with respect to billbacks.
License Agreement
In January 2019, the Company entered into a license and repayment of an investment agreement with Qifeng. Under the agreement, Qifeng was granted the exclusive license rights to manufacture, market and commercialize Celsius branded products in China. The term of the agreement is 50 years, with annual royalty fees due from Qifeng after the end of each calendar year. The royalty fees are based on a percentage of Qifeng’s sales of Celsius branded products; however, the fees are fixed for the first five years of the agreement, totaling approximately $6.9 million combined, and then are subject to annual guaranteed minimums over the remaining term of the agreement.
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
The Company recognizes revenue from the agreement over time because Qifeng simultaneously receives and consumes the benefits from the services. The Company uses the passage of time to measure progress towards satisfying its performance obligation because of its ongoing efforts in providing the exclusive license rights including providing continuous access, updates and support, to product development, brand promotion and technical expertise. Total revenue recognized under the agreement was approximately $2.2 million, $2.0 million, and $1.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, which is reflected in the revenues from Asia-Pacific.
5.    INVENTORIES
Inventories-net consists of the following:

	December 31, 2023	December 31, 2022
Finished goods	$184,434	$119,229
Raw materials	49,022	62,491
Less: Inventory reserve	(4,181)	(8,431)
Inventories-net	$229,275	$173,289
6.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets totaled approximately $19.5 million and $11.3 million, at December 31, 2023 and 2022, respectively, consisting mainly of prepaid advances to co-packers related to inventory production, advertising, prepaid insurance, prepaid slotting fees, value added tax payments and deposits on purchases.
7.    NOTE RECEIVABLE
Note receivable-net consists of the following:

	December 31, 2023	December 31, 2022
Note receivable-current	$3,471	$2,979
Current period change for expected credit losses(1)	(1,153)	—
Note receivable-non-current	—	3,574
Total	$2,318	$6,553
(1) Upon adoption of CECL on January 1, 2023, the Company recorded a reserve for estimated expected credit losses associated with the note receivable.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
Effective January 1, 2019, the Company restructured its China distribution efforts by entering into two separate economic agreements as they relate to the commercialization of Celsius products (i.e., the Qifeng exclusive license rights and repayment of investment agreement with Qifeng). See Note 4. Revenue for information regarding the license agreement with Qifeng. Under a separate economic agreement, Qifeng agreed to repay the marketing investments made by Celsius into the China market through 2018, over a five-year period. The repayment, which was formalized via a note receivable from Qifeng (the "Note"), will need to be serviced even if the licensing agreement is cancelled or terminated. The Note is denominated in Chinese-Yuan.
The Note requires annual principal payments and interest due on March 31 of each year, with the final payment scheduled for 2024. The final payment date was extended to December 31, 2024. The Note is recorded at amortized cost. Interest income generated from the Note has been immaterial.
The Company assesses the Note for impairment at each reporting period. This evaluation considers the probability that the Company will be unable to collect the scheduled principal and interest payments, based on historical experience of Qifeng's ability to pay, the current economic environment, forward-looking information and other factors. As evidence of solvency for the Note, a stock certificate in Celsius Holdings Inc. which amounts to 60,000 shares owned by an affiliate under common control of Qifeng is being held at a brokerage account. A letter of guarantee was executed with several restrictions regarding their shares. In particular, it was agreed that the stock would not be sold or transferred without the prior written consent from Celsius. There are other restrictions and agreements, which include that a statement of account will be provided to Celsius on a quarterly basis to confirm and validate the existence of the remaining shares.
Under the Company's CECL allowance methodology adopted January 1, 2023, the probability of default is evaluated by considering historical collection experiences, as well as current and future economic and market conditions in quantifying the reserve recorded against the Note. During the year ended December 31, 2022, the Note was not deemed to be impaired under the incurred loss impairment model. Payment in full was received for the amounts due on March 31, 2023.
8.    LEASES
The Company’s leasing activities include operating leases of its corporate office space from a related party (See Note 13. Related Party Transactions) and other operating and finance leases of vehicles and office space for the Company’s European operations.
At the inception of a contract, the Company determines whether it is or contains a lease based on specific criteria, including the use of a distinct identified asset, rights to economic benefits, and control over the asset's use. Consideration in the contract is allocated to lease and non-lease components based on relative stand-alone prices, with separate accounting for each. Leases are classified as either finance or operating leases per ASC Topic 842, with real estate comprising the majority of operating leases, and vehicles under finance leases.
At lease commencement, a lease liability is recorded at the present value of lease payments, using the implicit rate or the Company’s incremental borrowing rate, alongside a corresponding right-of-use ("ROU") asset. This asset includes initial lease payments and excludes incentives, and may be adjusted for options to extend or terminate the lease. Operating lease expenses are recognized on a straight-line basis over the lease term, including any variable payments not part of the initial liability, and these expenses are included in selling, general, and administrative expenses. Finance lease expenses are split between ROU asset amortization, over the shorter of the asset's useful life or lease term, and interest expense calculated using the effective interest rate method.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
The future annual minimum lease payments required under the Company’s leases as of December 31, 2023 were as follows:

Future minimum lease payments	Operating Leases	Finance Leases	Total
2024	$1,075	$67	$1,142
2025	422	84	506
2026	344	118	462
2027	148	—	148
2028	140	—	140
Total future minimum lease payments	2,129	269	2,398
Less: Amount representing interest	(194)	(17)	(211)
Present value of lease liabilities	1,935	252	2,187
Less: current portion	(980)	(59)	(1,039)
Long-term portion	$955	$193	$1,148
9.    PROPERTY AND EQUIPMENT
Property and equipment-net consisted of the following:

	Estimated Useful Life in Years	December 31, 2023	December 31, 2022
Merchandising equipment - coolers	3 - 7	$21,908	$9,885
Office equipment	3 - 7	1,467	1,124
Vehicles	5	6,143	1,257
Less: accumulated depreciation		(4,650)	(2,081)
Total		$24,868	$10,185
Depreciation expense amounted to approximately $2.6 million, $1.4 million and $0.6 million during years ended December 31, 2023, 2022, and 2021, respectively, and is reflected in selling, general and administrative expenses.
10.    GOODWILL AND INTANGIBLES
As of December 31, 2023 and December 31, 2022, goodwill was approximately $14.2 million and $13.7 million, respectively.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
The carrying amount and accumulated amortization of intangible assets as of December 31, 2023 and December 31, 2022, were as follows:

	December 31, 2023	December 31, 2022
Definite-lived intangible assets
Customer relationships	$13,902	$13,418
Less: accumulated amortization	(2,233)	(1,677)
Effect of exchange rate changes	9	67
Definite-lived intangible assets, net	$11,678	$11,808

Indefinite-lived intangible assets
Brands	$446	$2,984
Less: impairment	—	(2,576)
Effect of exchange rate changes	15	38
Indefinite-lived intangible assets, net	$461	$446
Intangibles-net	$12,139	$12,254
Customer relationships are amortized over an estimated useful life of 25 years, while brands have an indefinite life. Amortization expense for the years ended December 31, 2023, 2022, and 2021 was approximately $0.5 million, $0.5 million, and $0.6 million, respectively and is reflected in selling, general and administrative expenses.
Other fluctuations in the amounts of intangible assets are due to currency translation adjustments.
The following was the future estimated amortization expense related to customer relationships as of December 31, 2023:

Years ending December 31,
2024	$556
2025	556
2026	556
2027	556
2028	556
Thereafter	8,898
Total	$11,678

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
11.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES
As of December 31, 2023 and December 31, 2022, accounts payable was approximately $42.8 million and $36.2 million, respectively.
Accrued expenses consisted of the following:

	December 31, 2023	December 31, 2022
Due to Pepsi(1)	$—	$34,807
Accrued freight	2,267	8,532
Accrued marketing	18,252	2,238
Accrued legal	7,633	10,463
Unbilled purchases	11,851	8,672
Other accrued expenses	22,117	5,187
Total	$62,120	$69,899
(1) See Note 13. Related Party Transactions for more information related to Pepsi amounts fully refunded in 2023.
12.    OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
VAT / GST payable	$823	$198
State Beverage Container Deposit	10,067	3,388
Total	$10,890	$3,586
13.    RELATED PARTY TRANSACTIONS
Transactions with Pepsi
As further described in Note 14. Mezzanine Equity, on August 1, 2022, the Company issued approximately 1.5 million shares of non-voting Series A Preferred Stock to Pepsi. The shares accounted for approximately 8.5% of the Company’s outstanding common stock on the date of issuance, on an if-converted method. The Purchase Agreement grants Pepsi the right to designate a nominee for election to the Company’s nine-member Board of Directors (the "Board"), provided Pepsi meets certain ownership requirements. In 2022, a Pepsi executive was designated by Pepsi and elected to the Company’s Board.
Based on Pepsi’s contractual representation rights for a seat on the Company’s Board, the Company concluded that Pepsi is a related party. The following transactions were recognized in the Company’s financial statements:
•Revenue to Pepsi amounted to $782.3 million and $142.3 million for the years ended December 31, 2023 and 2022, respectively, and are included in Revenue.
•Estimated accrued promotional allowance related to Pepsi was $51.8 million and $13.9 million as of December 31, 2023 and 2022, respectively, and is included in Accrued promotional allowance.
•Accounts receivable due from Pepsi on December 31, 2023 and 2022 were $130.4 million and $31.6 million, respectively, and are included in Accounts receivable-net.
•For the year ended December 31, 2023, the Company purchased company-branded coolers from Grayhawk Leasing LLC ("Grayhawk"), a wholly-owned subsidiary of Pepsi, totaling $10.5 million. In 2022, the Company incurred $1.6 million of spend with Grayhawk related to company-branded coolers.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
•Pepsi paid the Company $227.8 million in cash under the Transition Agreement in 2022. This amount was used for settling termination fees with former distributors; any excess cash was contractually restricted and due back to Pepsi, all of which was refunded to Pepsi as of December 31, 2023. The Company had deferred revenues (a contract liability) of $176.7 million as of December 31, 2023, of which $167.2 million was classified as Deferred revenue-non-current and $9.5 million was classified as Deferred revenue-current. This is net of $9.5 million of related revenue recognized in 2023. As of December 31, 2022, the Company had deferred revenues of $189.5 million, of which $179.8 million was classified as Deferred revenue-non-current and $9.7 million was classified as Deferred revenue-current. This is net of $4.2 million of related revenue recognized in 2022. The deferred revenues will continue to be recognized ratably over the twenty-year agreement term.
•Amounts due to Pepsi of $34.8 million as of December 31, 2022, representing refund liabilities owed to Pepsi under the Transition Agreement, were recorded to accrued expenses. As of December 31, 2023, payments due to Pepsi under the Transition Agreement had been fully refunded, and the Company did not have a refund liability.
•The Company issued Series A Preferred Stock with a fair value of $832.5 million for an issuance price of $550.0 million on August 1, 2022. The excess of the fair value over the issuance proceeds, amounting to $282.5 million, was recorded as deferred other costs in the accompanying consolidated balance sheets. See Note 14. Mezzanine Equity for more information. As of December 31, 2023 unamortized deferred other costs of $14.1 million and $248.3 million, were recorded in deferred other costs-current and deferred other costs-non-current, respectively in the consolidated balance sheets. As of December 31, 2022 unamortized deferred other costs of $14.1 million and $262.5 million were recorded as deferred other costs-current and deferred other costs-non-current, respectively in the consolidated balance sheets. Amortization of deferred other costs for the year ended December 31, 2023 and 2022, were $14.1 million and $5.9 million, respectively. This was recorded as an offset to revenue. Costs are amortized over 20 years, which is the life of the agreement.
See Note 1. Organization and Description of Business, Note 2. Basis of Presentation and Summary of Significant Accounting Policies, Note 4. Revenue, Note 11. Accounts Payable and Accrued Expenses, and Note 14. Mezzanine Equity for more information.
Related Party Leases
The Company's office space is leased from a company affiliated with CD Financial, LLC, which is owned by a few of the Company's principal stockholders. The leases extend until June 2027 with a combined monthly rent of $44 thousand.
14.    MEZZANINE EQUITY
Series A Convertible Preferred Stock
As of December 31, 2023 and December 31, 2022, Company has designated and authorized 1,466,666 shares of Series A Preferred Stock with a par value of $0.001 per share and a stated value of $375.00 per share. The stated value per share may be increased from time-to-time in the event dividends on the Series A are paid-in-kind ("PIK dividends”) pursuant to the Series A Certification of Designation (the "Series A Certificate”). On August 1, 2022, pursuant to the Purchase Agreement, the Company issued approximately 1.5 million shares of Series A, representing 100% of the authorized Series A shares, to Pepsi for stated cash consideration aggregating $550.0 million, excluding issuance costs. The Series A was issued concurrently with the execution of Distribution Agreement and the Transition Agreement. The Company determined that the aggregate fair value of the Series A on the issuance date was $832.5 million, or $567.61 per share. Accordingly, the Series A Preferred Stock was recorded at that amount, net of issuance costs of $8.0 million, in the Company’s consolidated balance sheets and statement of changes in stockholders’ equity and mezzanine equity.
Mezzanine Classification
The Series A Preferred Stock is redeemable in the event of a change in control as defined in the Series A Certificate. S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268 an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A is not mandatorily redeemable, however, a change in control is not solely in control of the Company, accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
such in the consolidated balance sheets and statement of changes in stockholders’ equity and mezzanine equity, as of both December 31, 2023 and December 31, 2022.
Pursuant to the Purchase Agreement, Pepsi, together with its affiliates, has certain rights and is also subject to various restrictions with respect to the Company’s outstanding common shares on an as-converted basis through purchases of the Company’s Common Stock in the open market and the accumulation of PIK dividends. Additionally, pursuant to the Purchase Agreement, Pepsi has the right to designate one nominee for election to Company’s Board, for so long as Pepsi (together with its affiliates) beneficially owns at least approximately 11.0 million shares of the Company’s outstanding Common Stock on an as-converted basis. Notwithstanding that the Series A is not currently convertible into common stock, the Purchase Agreement provides that Pepsi is deemed to beneficially own the underlying shares of common stock for purposes of its rights under the Purchase Agreement. In August of 2022, the Company expanded the number of seats from eight to nine in connection with the election of a Pepsi representative to the Company’s Board.
Liquidation Preference
The Series A ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s common stock, (ii) senior to any class or series of capital stock of the Company expressly designated as ranking junior to the Series A, (iii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A, and (iv) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A. The aggregate liquidation preference of the Series A was $550.0 million as of both December 31, 2023 and 2022.
Voting
The Series A confers no voting rights, except as otherwise required by applicable law, and with respect to matters that adversely change the powers, preferences, privileges, rights or restrictions given to the Series A or provided for its benefit, or would result in securities that would be senior to or pari passu with the Series A. As described above, Pepsi has a contractual right to representation on the Company’s Board, subject to certain shareholding thresholds.
Stock Split
As a result of the Forward Stock Split, the conversion ratio for Series A Preferred Stock, initially set at five-for-one, was adjusted to fifteen-to-one. The adjustment maintains the proportional interests of Series A Stockholders post-split. The revised conversion ratio, reflecting the impact of the three-for-one stock split, was made effective on the split's effective date.
Dividends
The Series A entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind, or a combination thereof, at the Company’s election ("Regular Dividends"). Regular Dividends accrue on each share of Series A at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly Regular Dividends, shares of Series A also entitle the holder to participate in any dividends paid on the Company’s common stock on an as-converted basis. The Company declared and paid $27.5 million and $11.5 million in Regular Dividends on the Series A, which amounted to $18.72 and $7.86 per share of Series A for the years ended December 31, 2023 and 2022, respectively. There were no cumulative undeclared dividends on the Series A at December 31, 2023. In addition, there were no dividends issued to common shareholders as of the years ended December 31, 2023 and 2022.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
Conversion
The shares of Series A may be converted into shares of the Company’s common stock pursuant to the Series A Certificate either at the option of the Company or subject to an automatic conversion as discussed below. The Series A was issued with a conversion price of $25 which is potentially subject to adjustment pursuant to the Series A Certificate. The conversion ratio is calculated as the quotient of (a) the sum of (x) the stated value of such share of Series A as of the applicable conversion date, plus (y) all accrued and unpaid dividends previously added to the stated value of such share of Series A, and without duplication, all accrued and unpaid dividends per share of Series A through the applicable conversion date; divided by (b) the conversion price as of the conversion date. As of December 31, 2023, the conversion ratio of the Series A into common was one to fifteen. At December 31, 2023, approximately 22.0 million shares of the Company’s common stock were issuable upon conversion of the Series A Preferred Stock.
As of December 31, 2023, the Series A was not probable of becoming redeemable, as the most likely method of settlement is through conversion which is likely to occur before the holder's right to request redemption becomes exercisable.
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
15.    STOCKHOLDERS’ EQUITY
Issuance of common stock pursuant to exercise of stock options and other awards
During the year ended December 31, 2023, the Company issued an aggregate of 2.6 million shares of common stock and received approximately $2.3 million, under the 2015 Plan Stock Incentive Plan (the "2015 Plan").
During the year ended December 31, 2022, under the 2015 Plan and 2006 Incentive Stock Plan (the "2006 Plan" and, collectively with the 2015 Plan, the “Stock Incentive Plans”), the Company issued approximately 4.4 million shares of its common stock and received approximately $3.7 million.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
During the year ended December 31, 2021, under the Stock Incentive Plans, the Company issued an aggregate of approximately 4.5 million shares of its common stock and received approximately $3.7 million.
June 2021 Public Offering
In June 9, 2021, the Company, and certain selling stockholders, consummated a public offering of 19.6 million shares of common stock, at a price of $20.83 each, less underwriting discounts. This included a 30-day option for underwriters to purchase approximately 2.9 million additional shares, with approximately 2.6 million shares exercised on June 11, 2021. The offering, closed on June 14, 2021, resulting in the Company issuing and selling approximately 3.4 million shares of common stock and the selling stockholders selling 18.8 million shares of common stock, generating net proceeds of approximately $67.8 million for the Company and $375.4 million for selling stockholders. The Company used its proceeds from the offering for general corporate purposes.
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
The Company engaged a third-party valuation firm to assist in determining the fair value of the approximately 1.5 million shares of Series A Preferred Stock issued on August 1, 2022. The Series A Preferred Stock is classified in mezzanine equity, see Note 14. Mezzanine Equity for more information. The valuation of the Series A Preferred Stock represents a non-recurring fair value measurement. The Company used a Monte Carlo simulation model to determine the fair value of the Series A Preferred Stock on August 1, 2022. The Monte Carlo simulation utilized multiple level 2 input variables to determine the value of the Series A Preferred Stock including a volatility rate of 45%, risk free interest rate of 2.69%, 5.0% dividend rate, the closing price of the Company’s common stock on the issuance date of $98.87 (pre-split), a debt discount rate of 12.5% and a discount for lack of marketability attributed to the registration period of the underlying stock. The selected historical volatility was based on Celsius and a certain peer group. The risk-free interest rate was based on the U.S. STRIPS Rate with a corresponding term as of issuance date. The 5.0% dividend rate is consistent with the provisions of the Series A Preferred Stock and with the Company’s past payments or such dividends made in cash. The debt discount rate was based on estimated credit analysis and corresponding market yields as of the issuance date. The Company applied a nominal discount for lack of marketability with respect to the assumed registration period of the underlying shares.
17.    INCOME TAXES
The domestic and foreign components of the Company's income (loss) before provision for income taxes are as follows:

	2023	2022	2021
Domestic	$291,203	$(151,551)	$(4,176)
Foreign	546	(1,113)	117
Net income (loss) before income taxes	$291,749	$(152,664)	$(4,059)
The provision for income tax expense (benefit) consists of the following:

Current:	2023	2022	2021
Domestic	$79,840	$10,498	$—
State and local	27,596	2,601	1,523
Foreign	192	—	(38)
Current federal, state and local, tax expense	$107,628	$13,099	$1,485

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)

Deferred:	2023	2022	2021
Domestic	$(34,535)	$18,558	$(7,142)
State and local	(8,261)	4,034	(1,878)
Foreign	116	(1,073)	(461)
Deferred federal, state and local, tax expense	$(42,680)	$21,519	$(9,481)

Income tax expense (benefit)	$64,948	$34,618	$(7,996)
The reconciliation of the U.S. federal statutory rate to the effective rate on net income (loss) before taxes is as follows:

	2023	2022	2021
U.S. Statutory federal rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.7%	(3.9)%	(12.5)%
Tax effect of Pepsi valuation premium	—%	(38.9)%	—%
Stock based compensation	(3.4)%	(0.9)%	50.5%
Change in valuation allowance	(0.3)%	0.4%	219.8%
Change in deferred balances	0.3%	—%	(80.6)%
Other	(0.1)%	(0.4)%	(0.9)%
Effective tax rate	22.2%	(22.7)%	197.3%
The Tax Cuts and Jobs Act introduced a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under the base erosion anti-abuse tax “BEAT” regime. For the years ended December 31, 2023 and 2022, the Company did not generate intercompany transactions that met the BEAT threshold but does have to include GILTI relating to the Company’s foreign subsidiaries. The Company elected to account for GILTI as a current period cost.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Deferred tax assets and liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Net operating loss carryforwards	$3,441	$4,774
Charitable contributions	—	17
Deferred revenue	45,907	—
Fixed assets	(3,338)	(1,158)
Pepsi valuation premium	(68,250)	(70,637)
Right of use liability	157	154
Right of use asset	(275)	(146)
Distributor termination fees	40,429	46,859
Stock-based compensation	4,892	5,236
Inventory allowance	9,221	5,423
Intangibles	(2,495)	(2,516)
Total deferred tax assets (liabilities)	29,689	(11,994)
Valuation allowance	(2,496)	(3,424)
Net deferred tax assets (liabilities)	$27,193	$(15,418)

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
At December 31, 2023, the Company has approximately $1.9 million of Federal net operating loss carryforwards and $1.9 million of state net operating loss ("NOL") carryforwards, which will begin to expire in 2027. The Federal and State NOLs are subject to limitation under Section 382 due to a December 2008 ownership change of greater than 50% over a three-year testing period. The ownership change resulted in approximately $4.5 million of NOLs that will not be realized. The $4.5 million has been removed from the available NOL carryforward and US NOL deferred tax asset. The Company had foreign NOL carryforwards of approximately $16.7 million, some of which will begin to expire in 2024.
The Company considers the earnings of its foreign entities to be permanently reinvested outside the U.S. based on estimates that future cash generation will be sufficient to meet future domestic cash needs. Accordingly, deferred taxes have not been recorded for the undistributed earnings of the Company’s foreign subsidiaries. All other outside basis differences not related to earnings were impractical to account for at this period of time and are currently considered as being permanent in duration.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Through the year ended December 31, 2020, the Company maintained a full valuation allowance on its worldwide net deferred tax assets. During the fourth quarter of 2021, the Company concluded that it is more likely than not that its U.S. deferred tax assets would be realized. This conclusion was based on the US profitability and NOL utilization in 2020 and 2021 as well as future forecasts of U.S. profitability. During the fourth quarter of 2022, the Company concluded that is more likely than not that is Celsius Europe deferred tax assets would be realized, based on Finland profitability and NOL utilization in 2021 and 2022. For the year ended December 31, 2021, the Company reported a release of its U.S. valuation allowance for deferred tax assets of approximately $6.0 million. For the year ended December 31, 2022, the Company reported a release of non-U.S. valuation of $0.5 million. The Company continues to maintain a valuation allowance on certain of its foreign net operating losses as it is not more likely than not that the losses in those specific jurisdictions will be realized.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2023	2022
Gross unrecognized tax benefit, beginning of period	$702	$1,080
Additions based on tax positions related to the current year	555	—
Additions based on tax positions related to the prior years	—	—
Reductions due to lapse in statute of limitations and settlements	—	(378)
Gross unrecognized tax benefit, end of period	$1,257	$702
The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. To the extent these unrecognized tax benefits are ultimately recognized, approximately $1.3 million will impact the Company’s effective tax rate in future periods. Tax positions will potentially decrease by $0.2 million within the next twelve months. Interest and penalties associated with income tax matters are included in the provision for income taxes. As of December 31, 2023, the Company had uncertain tax positions of approximately $1.3 million, inclusive of $0.1 million of interest and penalties.
The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. Below is a summary of the filing jurisdictions and open tax years:

Open Years
U.S. Federal	2020-2022
U.S State and local	2019-2022
Non-U.S.	2017-2022

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
18.    STOCK-BASED COMPENSATION
On April 30, 2015, the Company adopted the 2015 Plan, with the objective of attracting and retaining highly competent personnel through opportunities to acquire the Company’s common stock.
There are currently 17.7 million shares available for issuance under the 2015 Plan. The 2015 Plan expires in 2025 and the Company intends to seek stockholder approval of a new plan during the 2025 annual meeting of stockholders. For more information on the number of shares issued, refer to Note 15. Stockholders' Equity.
The 2006 Plan, which was adopted on January 18, 2007 and expired in 2017, similarly had the objective of attracting and retaining highly competent employees, directors, and independent consultants through opportunities to acquire the Company’s common stock. No further awards can be granted under the 2006 Plan. As of December 31, 2023, there were no unvested awards under the 2006 plan and certain vested but unexercised awards remained outstanding.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized stock-based compensation expense of approximately $21.2 million, $20.7 million and $36.5 million, respectively, which is included in selling, general and administrative expenses.
Stock Options
The Company used straight-line amortization of compensation expense over the two to three-year requisite service or vesting period of the grant. The maximum contractual term of the Company’s stock options is 10 years.
The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock option awards and warrant issuances and recognize forfeitures as they occur.
A summary of the status of the Company’s outstanding stock options as of December 31, 2023 and changes during the period are as follows:

	Shares (000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s) (1)	Weighted Average Remaining Term (Yrs)

Options
At December 31, 2022	6,798	$3.22	$213,914	5.43
Exercised	(1,818)	$1.69	$81,380
Forfeited and cancelled	(62)	1.65
At December 31, 2023	4,918	$3.81	$249,541	4.45
Exercisable at December 31, 2023	4,620	$3.13	$237,432	4.29
(1) The intrinsic value represents the amount by which the fair value of the Company's common stock exceeds the option exercise price as of December 31, 2023.
The total intrinsic value of the stock options exercised was $102.3 million and $84.4 million in the years ended December 31, 2022 and 2021, respectively. The total number of stock options exercised was 3.8 million and 4.4 million in the years ended December 31, 2022 and 2021, respectively.
There were no stock options granted during the years ended December 31, 2023 or 2022. The number of stock options granted during the year ended December 31, 2021 was 0.9 million with a weighted average fair value on grant date of $10.11.
As of December 31, 2023, unrecognized non-cash compensation expense related to stock options was immaterial.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
same rights as stockholders including but not limited to any dividends which may be declared by the Company, and do not have the right to vote. The value of restricted stock units that vest over time is established by the market price on the date of its grant.
A summary of the Company’s restricted stock unit activity for the year ended December 31, 2023 is presented in the following table:

	Shares (000’s)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,617	$20.24
Granted	468	36.41
Vested	(670)	19.65
Forfeited and cancelled	(197)	24.35
Unvested at end of period	1,218	$26.13
The number of restricted stock units granted during the years ended December 31, 2022 and 2021 was approximately 0.7 million and 1.7 million, respectively. The weighted average grant date fair value of restricted stock units during the years ended December 31, 2022 and 2021 was $24.71 and $18.13, respectively.
The total fair value of shares vested during the years ended December 31, 2023, 2022, and 2021 was approximately $24.9 million, $11.6 million and $1.4 million, respectively. Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of December 31, 2023 was approximately $17.8 million and is expected to be expensed over the next 1.9 years.
Performance-based Stock Awards
In Q3 2022, the Human Resources and Compensation Committee of the Board approved the issuance of approximately 228.0 thousand shares of PSUs to certain employees which represented restricted stock units with performance-based vesting. The aggregate grant date fair value of $7.5 million included an immediate vesting of 20% of the shares as well as specific performance-based metrics to be met in year one and year two of the issuance. The performance criteria for the awards were met during the first year. The Company believes the future attainment of the performance-based metrics to be probable of being achieved. Accordingly, the Company will recognize expense for each tranche of the awards separately in line with ASC 718.
A summary of the Company’s PSU activity for the year ended December 31, 2023 is presented in the following table:

	Shares (000’s)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	228	$30.49
Granted	—	—
Vested	(92)	32.76
Forfeited and cancelled	(13)	24.87
Unvested at end of period	123	$29.43
Unrecognized compensation expense related to outstanding PSUs issued to employees and non-employee consultants as of December 31, 2023, was approximately $0.9 million and is expected to be expensed over the next 0.6 years.
The number of performance-based stock units granted during the years ended December 31, 2022 and 2021 was approximately 228 thousand and 45 thousand, respectively. The weighted average grant date fair value of restricted stock units during the years ended December 31, 2022 and 2021 was $32.76 and $21.55, respectively.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
19.    COMMITMENTS AND CONTINGENCIES
Legal
SEC Inquiry
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
Securities Class Action
On March 16, 2022, a putative securities class action lawsuit was commenced against the Company and certain officers in the U.S. District Court for the Southern District of Florida. On July 8, 2022, the lead plaintiffs filed an amended complaint alleging violations of the Securities Exchange Act of 1934 (the "Exchange Act"). The allegations pertain to purported false and misleading statements or omissions made between August 12, 2021, and March 1, 2022, which allegedly artificially inflated the Company’s stock prices.
In response, the Company and the individual defendants filed a motion to dismiss on August 5, 2022, which was partially granted by the Court on March 22, 2023. On July 17, 2023, the parties notified the court that an agreement in principle had been reached to settle the action on a class-wide basis. The agreement in principle provided for a single cash payment of $7.9 million in exchange for the dismissal with prejudice of all claims asserted against the defendants. The $7.9 million was paid on September 7, 2023, and is included in selling, general and administrative expenses for the year ended December 31, 2023. During the final settlement hearing on January 31, 2024, the court approved the settlement and the case is now closed.
Derivative Actions
On January 11, 2023, certain of the Company's directors and present and former officers were named as defendants in a derivative action complaint filed in the U.S. District Court for the District of Nevada, (the "Lampert Derivative Action"). The Company was named as a nominal defendant. This class action asserts claims for (i) breach of fiduciary duty, (ii) unjust enrichment, and (iii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.

Subsequently, substantially similar derivative action complaints were filed, first on May 19, 2023, certain of the Company's directors and present and former officers were named as defendants in a derivative action filed in the U.S. District Court for the Southern District of Florida, (the "Hammond Derivative Action"). The Company was named a nominal defendant. This class action asserts claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, and (v) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.

Second on July 10, 2023, certain of the Company’s directors and present and former officers were named as defendants in a derivative action filed in the District Court for the Eighth Judicial District in Clark County, Nevada, (the “Ingrao Derivative Action”). The Company was named as a nominal defendant. The Ingrao Derivative Action asserts claims for (i) breach of fiduciary duty, and (ii) unjust enrichment.

Third on July 12, 2023, certain of the Company’s directors and present and former officers were named as defendants in a derivative action filed in the U.S. District Court for the Southern District of Florida (the “Hepworth Derivative Acton”). This class action asserts claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, and (v) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.

The Ingrao Derivative Action remains stayed, following the Court’s entry of an Order, on September 11, 2023, approving the parties’ joint stipulation regarding stay of litigation. The Lampert Derivative Action remains stayed, following the Court's entry of an Order, on April 14, 2023, approving the parties' joint stipulation regarding stay of litigation. The stays in both cases will expire and the parties will update the court in both cases by March 4, 2024. The court overseeing the Hammond Derivative Action and Hepworth Derivative Action lifted its stay and the parties filed a litigation schedule on February 22, 2024.

The derivative actions allege facts that are substantially the same as those alleged in the securities class action.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(Tabular dollars in thousands, except per share amounts)
Strong Arm Productions
On May 4, 2021, Plaintiffs Strong Arm Productions USA, Inc., Tramar Dillard p/k/a Flo Rida, and D3M Licensing Group, LLC filed a lawsuit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiffs asserted that the Company breached two endorsement and licensing agreements that were entered into between Plaintiffs and the Company in 2014 and 2016. Plaintiffs alleged the Company had reached certain revenue and sales benchmarks set forth in the 2014 agreement that entitled them to receive 750 thousand shares of the Company’s stock. In addition, Plaintiffs claimed they were entitled to receive unspecified royalties under the 2016 agreement.
A jury trial commenced on this matter on January 10, 2023. On January 18, 2023, the jury rendered a verdict against the Company for $82.6 million in compensatory damages. On April 27, 2023, the court denied the Company's post-trial motions which sought (i) dismissal of the case notwithstanding the verdict based on the plain language of the contracts at issue; (ii) in the alternative, granting a new trial; or (iii) in the alternative, reducing the award of damages to $2.1 million, which reflects the Company’s stock price on the date that the jury found the relevant revenue and sales benchmarks at issue were met. The judgment will accrue post-judgement interest at 5.52% per year as of February 13, 2023.
The Company believes that the jury verdict is not supported by the facts of the case or applicable law, is the result of significant trial error, and there are strong grounds for appeal. The Company filed a notice of appeal to the Fourth District Court of Appeal for the State of Florida on February 21, 2023, which is currently proceeding. The Company intends to vigorously challenge the judgment and filed its initial brief on October 6, 2023.
The Company believes that the likelihood that the full amount of the judgment will be affirmed is not probable. The Company currently estimates a range of possible outcomes between $2.1 million and $82.6 million plus interest, and has accrued a liability as of December 31, 2023, which is reflected in accrued expenses, in the consolidated balance sheets, at the low end of that range. The ultimate amount of the original judgement that the Company may be required to pay could be materially different than amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.
In addition to the foregoing, from time to time, the Company may become party to litigation or other legal proceedings in the ordinary course of business.
Commitments
The Company has entered into distribution agreements that provide for the payment of liquidated damages in the event that the Company cancels the distribution agreements without cause. Cause has been defined in various ways. If management makes the decision to terminate an agreement without cause, an estimate of expected damages is accrued, and an expense is recorded within selling, general and administrative expenses during the period in which termination was initiated.
As of December 31, 2023 and December 31, 2022, the Company had purchase commitments to third parties of $55.3 million and $30.7 million. These purchase obligations are primarily related to third-party suppliers and have arisen through the normal course of business. The purchase commitments may have various terms, and none are individually significant.
The Company had long term contractual obligations totaling to approximately $34.4 million at December 31, 2023, which related primarily to sponsorships and other marketing activities.
20.    SUBSEQUENT EVENTS
The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date the consolidated financial statements are issued. Except for the matters discussed in Note 19. Commitments and Contingencies, there were no other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.