Form 10-Q
period 2024-03-31
Celsius Holdings, Inc.
filed 2024-05-07
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 30, 2024 was 233,081,303 shares.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Celsius Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$879,498	$755,981
Accounts receivable-net	200,117	183,703
Note receivable-current-net	2,259	2,318
Inventories-net	197,504	229,275
Prepaid expenses and other current assets	21,523	19,503
Deferred other costs-current	14,124	14,124
Total current assets	1,315,025	1,204,904

Property and equipment-net	28,350	24,868
Deferred tax assets	22,437	29,518
Right of use assets-operating leases	1,688	1,957
Right of use assets-finance leases	263	208
Other long-term assets	7,963	291
Deferred other costs-non-current	244,807	248,338
Intangibles-net	11,741	12,139
Goodwill	13,866	14,173
Total Assets	$1,646,140	$1,536,396

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,196	$42,840
Accrued expenses	63,871	62,120
Income taxes payable	58,619	50,424
Accrued promotional allowance	129,201	99,787
Lease liability obligation-operating leases	821	980
Lease liability obligation-finance leases	61	59
Deferred revenue-current	9,513	9,513
Other current liabilities	12,987	10,890
Total current liabilities	315,269	276,613

Lease liability obligation-operating leases	850	955
Lease liability obligation-finance leases	245	193
Deferred tax liability	2,248	2,880
Deferred revenue-non-current	164,849	167,227
Total Liabilities	483,461	447,868

Commitments and contingencies (Note 15)

Mezzanine Equity:
Series A convertible preferred stock, $0.001 par value, 5% cumulative dividends; 1,466,666 shares issued and outstanding at each of March 31, 2024 and December 31, 2023, aggregate liquidation preference of $550,000 as of March 31, 2024 and December 31, 2023	824,488	824,488
Stockholders’ Equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 233,070,146 and 231,787,482 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	78	77
Additional paid-in capital	281,247	276,717
Accumulated other comprehensive loss	(2,055)	(701)
Retained earnings (accumulated deficit)	58,921	(12,053)
Total Stockholders’ Equity	338,191	264,040
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$1,646,140	$1,536,396
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	For The Three Months Ended March 31,
	2024	2023
Revenue	$355,708	$259,939
Cost of revenue	173,501	146,121
Gross profit	182,207	113,818
Selling, general and administrative expenses	99,017	68,905

Income from operations	83,190	44,913

Other income (expense):

Interest income on note receivable	28	45
Interest income, net	9,612	4,924
Foreign exchange loss	(369)	(118)
Total other income	9,271	4,851

Net income before income taxes	92,461	49,764

Income tax expense	(14,650)	(8,537)

Net income	$77,811	$41,227

Dividends on Series A preferred shares	(6,837)	(6,781)
Income allocated to participating preferred shares	(6,128)	(2,934)
Net income attributable to common stockholders	$64,846	$31,512

Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of income tax	(1,354)	594
Comprehensive income	$63,492	$32,106

Earnings per share:
Basic	$0.28	$0.14
Diluted	$0.27	$0.13
Weighted average shares outstanding(1):
Basic	232,780	230,019
Diluted	237,523	236,277
(1) Forward Stock Split - The accompanying consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the three-for-one stock split that became effective on November 13, 2023. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for more information.
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands)
(Unaudited)

	Stockholders' Equity
	Common Stock						Mezzanine Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity	Preferred Stock	Amount
Balance at December 31, 2023	231,787	$77	$276,717	$(701)	$(12,053)	$264,040	1,467	$824,488
Stock-based compensation	—	—	3,563	—	—	3,563	—	—
Stock option exercises, RSUs and PSUs converted to common stock	1,283	1	967	—	—	968	—	—
Dividends paid to Series A preferred stock	—	—	—		(6,837)	(6,837)	—
Foreign currency translation	—	—	—	(1,354)	—	(1,354)	—	—
Net income	—	—	—	—	77,811	77,811	—	—
Balance at March 31, 2024	233,070	$78	$281,247	$(2,055)	$58,921	$338,191	1,467	$824,488
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands)
(Unaudited)

	Stockholders' Equity
	Common Stock						Mezzanine Equity
	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity	Preferred Stock	Amount
Balance at December 31, 2022	229,147	$76	$280,668	$(1,881)	$(238,772)	$40,091	1,467	$824,488
Adoption of accounting standard	—	—	—	—	(82)	(82)	—	—
Stock-based compensation	—	—	5,507	—	—	5,507	—	—
Stock option exercises, RSUs and PSUs converted to common stock	1,200	1	478	—	—	479	—	—
Dividends paid to Series A preferred stock	—	—	(6,781)	—	—	(6,781)	—	—
Foreign currency translation	—	—	—	594	—	594	—	—
Net income	—	—	—	—	41,227	41,227	—	—
Balance at March 31, 2023	230,347	$77	$279,872	$(1,287)	$(197,627)	$81,035	1,467	$824,488
(1) Forward Stock Split - The accompanying consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the three-for-one stock split that became effective on November 13, 2023. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for more information.
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For The Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$77,811	$41,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,229	549
Allowance for expected credit losses	2,250	837
Amortization of deferred other costs	3,531	3,531
Inventory excess and obsolescence	2,386	1,672
Gain on disposal of property and equipment	(8)	—
Stock-based compensation expense	3,563	5,507
Deferred income taxes-net	6,450	2,873
Foreign exchange loss	369	69
Changes in operating assets and liabilities:
Accounts receivable-net	(18,664)	(109,639)
Inventories-net	29,386	17,338
Prepaid expenses and other current assets	(2,076)	(4,166)
Accounts payable	(3,013)	(19,712)
Accrued expenses	1,998	12,643
Income taxes payable	8,250	7,251
Accrued promotional allowance	29,414	32,248
Accrued distributor termination fees	(248)	(2,923)
Other current liabilities	2,094	1,508
Change in right of use and lease obligation-net	(23)	(15)
Deferred revenue	(2,378)	(4,625)
Other assets	(7,672)	(4)
Net cash provided by (used in) operating activities	134,649	(13,831)

Cash flows from investing activities:
Collections from note receivable	—	3,233
Purchase of property and equipment	(4,525)	(2,253)
Net cash (used in) provided by investing activities	(4,525)	980

Cash flows from financing activities:
Principal payments on finance lease obligations	(15)	(11)
Proceeds from exercise of stock options	967	478
Dividends on Series A preferred shares	(6,837)	(6,781)
Net cash used in financing activities	(5,885)	(6,314)
Effect of exchange rate changes on cash and cash equivalents	(722)	(181)
Net increase (decrease) in cash and cash equivalents	123,517	(19,346)
Cash and cash equivalents at beginning of the period	755,981	652,927

Cash and cash equivalents at end of the period	$879,498	$633,581
Supplemental disclosures:
Cash paid for:
Taxes	$320	$408
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
1.ORGANIZATION AND DESCRIPTION OF BUSINESS
Business Overview
Celsius Holdings, Inc. (the “Company,” “Celsius Holdings” or “Celsius”) was incorporated under the laws of the State of Nevada on April 26, 2005.
Celsius is a fast-growing company in the functional energy drink category in the United States (“U.S.”) and internationally. The Company engages in the development, processing, marketing, sale, and distribution of functional energy drinks to a broad range of consumers. Celsius provides differentiated products that offer clinically proven and innovative formulas meant to positively impact the lives of its consumers. The Company's brand has also proven to be attractive to a broad range of customers, including fitness enthusiasts.
The Company's flagship asset, CELSIUS®, is marketed as a premium lifestyle and energy drink formulated to power active lifestyles with ESSENTIAL ENERGYTM. This product line comes in two versions, a ready-to-drink form and an on-the-go powder form. The Company also offers a CELSIUS® Essentials line, available in 16-ounce cans. Celsius products are currently offered in major retail channels across the U.S., including conventional grocery, natural, convenience, fitness, mass market, vitamin specialty and e-commerce. Additionally, the Company's products are currently offered in certain Canadian, European, Middle Eastern and Asia-Pacific markets.
Agreements with PepsiCo Inc.
On August 1, 2022, the Company entered into multiple agreements with PepsiCo Inc. (“Pepsi”), including a long-term agreement that resulted in Pepsi becoming the primary distribution supplier for Celsius products in the U.S. (the “Distribution Agreement”). Under this agreement, the Company granted Pepsi a right of first offer in the event the Company intends to manufacture, distribute or sell products in certain additional countries or channels during the term of the agreement.
In connection with entering into the foregoing agreements, the Company issued and sold to Pepsi approximately 1.5 million shares of the Company's Series A Preferred Stock (“Series A” or “Series A Preferred Stock”) in exchange for cash proceeds of $550 million, excluding transaction costs. For additional information regarding the Company's agreements with Pepsi, see Note 4. Revenue, Note 11. Related Party Transactions, and Note 12. Mezzanine Equity.
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation — The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual audited consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for any future period or the full year. These unaudited consolidated financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed by the Company with the Securities and Exchange Commission (the “2023 Annual Report”). These consolidated financial statements and the accompanying notes should be read in conjunction with the 2023 Annual Report. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in accordance with U.S. GAAP.
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
Common Stock Split — On November 13, 2023, the Company effected a three-for-one stock split to stockholders of record on such date (the "Forward Stock Split"). For clarity and consistency in financial reporting, all shares, restricted stock units, performance stock units, stock options, and per share amounts presented in the accompanying consolidated financial statements and these notes have been retrospectively adjusted to account for the effects of the stock split for all periods presented.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
Significant Estimates — The preparation of consolidated financial statements and accompanying disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. Significant estimates include promotional allowance, the allowance for current expected credit losses, allowance for inventory obsolescence and sales returns, the useful lives of property and equipment, impairment of goodwill and intangibles, deferred taxes and related valuation allowance, and the valuation of stock-based compensation.
Segment Reporting — Operating segments are defined as components of an enterprise that engage in business activities, maintain discrete financial information, and undergo regular review by the chief operating decision maker (the "CODM"), who in this case, is the Chief Executive Officer. This review is performed to assess performance and allocate resources.
Despite the Company's presence in several geographical regions, it operates as a single operating segment. The Company's operations and strategies are centrally designed and executed due to the substantial similarities among the geographical components. The CODM evaluates operating results and allocates resources primarily on a consolidated basis due to the significant economic interdependencies between the Company's geographical operations. As a result, the Company is managed as a single operating segment and has a single reportable segment.
Concentrations of Risk — Substantially all of the Company’s revenue is derived from the sale of Celsius® functional energy drinks and liquid supplements.
Revenue from customers accounting for more than 10% of total revenue for the three months ended March 31, 2024 and 2023 was as follows:

	For The Three Months Ended March 31,
	2024	2023
Pepsi	59.2%	60.2%
Costco	10.2%	12.9%
All others	30.6%	26.9%
Total	100.0%	100.0%
Accounts Receivable — As of March 31, 2024 and December 31, 2023, Pepsi was the only customer with a balance greater than 10% of total accounts receivable as of the end of such periods. The accounts receivable balance due from Pepsi represented 67.9% and 69.0% of total accounts receivable as of March 31, 2024 and December 31, 2023, respectively.
Financial instruments that potentially subject the Company to concentrations of credit risk primarily include cash and cash equivalents, accounts receivable and a note receivable. The Company ensures that its cash and cash equivalents are held with reputable financial institutions to mitigate this risk. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") limit. As of March 31, 2024 and December 31, 2023, the Company had approximately $879.0 million and $755.5 million, respectively, in excess of the FDIC limit.
Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company did not hold any instruments with original maturities exceeding three months.
Restricted Cash — As of March 31, 2024 and December 31, 2023, the Company did not have any restricted cash balances.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
receivable related to Qifeng Food Technology (Beijing) Co. Ltd ("Qifeng"). See Note 7. Note Receivable for more information on Qifeng and the note receivable.
Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies when such events are reasonable and supportable. Historical information is used in addition to reasonable and supportable information for forecast periods, where applicable.

Allowance for Expected Credit Losses
Balance as of December 31, 2023	$3,137
Current period change for expected credit losses	2,215
Balance as of March 31, 2024	$5,352
Inventories — Inventories are valued at the lower of cost or net realizable value, with costs approximating those determined under the first-in, first-out method. As of both March 31, 2024 and December 31, 2023, the inventory allowance for excess and obsolete products was approximately $4.2 million. Changes in the allowance are included in cost of revenue.
Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset, generally ranging from three to seven years.
Long-Lived Assets — In accordance with ASC Topic 360, Property, Plant, and Equipment the Company reviews the carrying value of long-lived assets, which includes property and equipment-net, right-of-use assets, and definite-lived intangible assets-net, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized for a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairment charges related to long-lived assets during the three months ended March 31, 2024 and 2023.
Long-Lived Asset Geographic Data — The following table sets forth long-lived asset information, which includes property and equipment-net, right-of-use assets, and definite-lived intangible assets-net and excludes goodwill and indefinite-lived intangible assets, where individual countries represent a significant portion of the total:

	March 31, 2024	December 31, 2023
North America	$27,543	$24,316

Finland	11,785	12,153
Sweden	2,232	2,212
Other	30	29
Long-lived assets related to foreign operations	14,047	14,394
Total long-lived assets-net	$41,590	$38,710
Revenue Recognition — The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred based on the commercial terms of the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. See Note 4. Revenue for more information.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
Distributor Termination Fees — For the three months ended March 31, 2024, the Company did not incur any termination fees. For the three months ended March 31, 2023, the Company incurred immaterial termination fees related to termination charges associated with certain prior distributors.
Advertising Costs — Advertising costs are expensed as incurred and charged to selling, general and administrative expenses. The Company mainly uses targeted marketing initiatives, such as sporting events, print, radio, and television advertising, alongside direct sponsorships and endorsements. The Company incurred advertising expenses of approximately $46.5 million and $31.0 million for the three months ended March 31, 2024 and 2023, respectively.
Research and Development — Research and development costs are charged to selling, general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test production of beverages. The Company incurred expenses of approximately $0.2 million and $0.3 million, for the three months ended March 31, 2024 and 2023, respectively.
Foreign Currency Gain/Loss — The Company's foreign subsidiaries’ functional currency is the local currency of operations. The net assets of foreign operations are translated into U.S. dollars using current exchange rates.
The Company's foreign subsidiaries perform remeasurements of their assets and liabilities denominated in non-functional currencies on a periodic basis, and the gain or loss from these adjustments related to the fluctuations in foreign exchange rates versus the U.S. dollar are included in the consolidated statements of operations and comprehensive income as foreign exchange gain (loss). For the three months ended March 31, 2024 and 2023, the Company recognized net foreign exchange losses of $0.4 million and $0.1 million, respectively.
Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in other comprehensive (loss) income as foreign currency translation (loss) gain, net of income tax. The Company experienced a foreign currency translation net loss during the three months ended March 31, 2024 of $1.4 million and a net gain of $0.6 million for the three months ended March 31, 2023, respectively.
The Company's operations in different countries required that it primarily transacted in the following currencies:
China - Yuan,
Hong Kong - Hong Kong Dollar,
Sweden - Krona,
Finland - Euro,
United Kingdom - Pound Sterling, and
Canada - Canadian Dollar
Fair Value of Financial Instruments — ASC 820, Fair Value Measurement ("ASC 820") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
The Company's 2020 through 2022 U.S. federal income tax returns are subject to examination by the IRS. The Company's state income tax returns are subject to examination for the 2019 through 2022 tax years.
Earnings per Share — The Company computes earnings per share ("EPS") in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires that basic earnings per share of common stock are computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. It also requires companies with different classes of stock (e.g., common stock and participating preferred stock) to calculate EPS using the two-class method. The two-class method is an allocation of earnings (distributed and undistributed) between the holders of common stock and a company’s participating preferred stockholders. Under the two-class method, earnings for the reporting period are allocated between common stockholders and other security holders based on their respective participation rights in undistributed earnings. See Note 3. Earnings per Share for more information.
The Company also computes diluted EPS, which accounts for the potential impact of dilutive securities on EPS. Dilutive EPS includes the effect of all potential dilutive shares of common stock that were outstanding during the period. Such dilutive securities can include RSUs, PSUs, options, and convertible preferred shares. For the computation of diluted EPS, the numerator remains unchanged from basic EPS, but the denominator is adjusted to include the weighted average number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued.
Stock-Based Compensation — The Company follows the provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC 718") and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. See Note 14. Stock-Based Compensation for more information.
Cost of Revenue — Cost of revenue consists of the costs of raw materials, which includes concentrates and liquid bases, co-packing fees, repacking fees, freight charges, certain internal transfer costs, warehouse expenses incurred prior to the manufacturing of the Company’s finished products, inventory allowance for excess and obsolete products, and certain quality control costs. Raw materials account for the largest portion of the cost of revenue. Raw materials include cans, other containers, flavors, ingredients and packaging materials.
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
Shipping and Handling Costs — Shipping and handling costs for freight charges on goods shipped are included in cost of revenue. Freight expense on goods shipped for the three months ended March 31, 2024 and 2023 was approximately $14.0 million and $14.2 million, respectively.
Other Current Liabilities — Other current liabilities consisted of various state beverage container deposits and VAT/GST payable. As of March 31, 2024 and December 31, 2023 state beverage container deposits payable was $10.9 million and $10.1 million, respectively. As of March 31, 2024 and December 31, 2023 VAT/GST payable was $2.1 million and $0.8 million, respectively.
Recently Adopted Accounting Pronouncements
The Company adopts all applicable new accounting pronouncements as of the specified effective dates.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the "FASB") introduced ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances Segment Reporting (Topic 280) disclosures. This update mandates detailed disclosures on key segment expenses and other items, including segment profit or loss measures. It also requires that companies with a single reportable segment provide comprehensive Topic 280 disclosures. The effective date is for fiscal years beginning after December 15, 2023, and interim periods in fiscal years after December 15, 2024, with retrospective application to all periods presented. The Company is currently evaluating the impact of ASU 2023-07 on its financial statements and related disclosures.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, introducing changes to income tax disclosures, primarily relating to effective tax rates and cash paid for taxes. This ASU requires companies to provide an annual rate reconciliation in both dollar figures and percentages, and changes the way annual income taxes paid are disclosed by all entities, necessitating a breakdown by federal, state, and foreign jurisdictions. The standard is effective for public business entities for fiscal years beginning after December 15, 2024. Prospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.
3.EARNINGS PER SHARE
The Company’s Series A Preferred Stock is classified as a participating security in accordance with ASC 260. Net income allocated to the holders of Series A Preferred Stock is based on the Series A stockholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis.
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

	For The Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$77,811	$41,227
Dividends on Series A preferred shares	(6,837)	(6,781)
Income allocated to participating preferred shares	(6,128)	(2,934)
Net income attributable to common stockholders	$64,846	$31,512

Effect of dilutive securities:
Allocation of earnings to participating securities	$6,128	$2,934
Reallocation of earnings to participating securities	(6,016)	(2,941)
Numerator for Diluted EPS - Income available to common stockholders after assumed conversions	$64,958	$31,505

Denominator:
Weighted average basic common shares outstanding	232,780	230,019
Dilutive effect of common shares	4,743	6,258
Weighted average diluted common shares outstanding	237,523	236,277

Earnings per share:
Basic	$0.28	$0.14
Dilutive	$0.27	$0.13
For both the three months ended March 31, 2024 and March 31, 2023, 22.0 million potentially dilutive securities were excluded from the computation of diluted earnings per share related to common stockholders, as their effect was antidilutive.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
4.REVENUE
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. The primary performance obligation is the promise to sell finished products to customers, including distributors/co-packers, wholesalers, and retailers. Product sales occur once control or title is transferred based on the commercial terms of the applicable agreements with customers, and traditionally such agreements do not allow for a right of return. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Product sales are recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling or marketing expense. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in incentives the Company offers to its customers and their customers.
Information about the Company’s net sales by geographical location for the three months ended March 31, 2024 and 2023 is as follows:

	For The Three Months Ended March 31,
	2024	2023
North America	$339,512	$248,552
Europe	14,142	8,652
Asia-Pacific	675	1,258
Other	1,379	1,477
Net sales	$355,708	$259,939
All of the Company’s North America revenue is derived from the United States and Canada.
Sweden represented the largest foreign portion of total consolidated revenue, accounting for approximately $10.0 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively.
Promotional (Billback) Allowances
The Company’s promotional allowance programs with its distributors or retailers are executed through separate agreements in the ordinary course of business (variable consideration). These agreements provide for one or more of the arrangements described below and are of varying durations. The Company’s billbacks are calculated based on various programs with distributors and retail customers, and accruals are established for the Company’s anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and distributor and retail customer performance levels. Differences between such estimated expenses and actual expenses for promotional and other allowance are recognized in the period such differences are determined.
Promotional allowance recorded as a reduction to revenue, primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following:
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
•discounted products;

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
•contractual fees given to the Company’s distributors related to sales made directly by the Company to certain customers that fall within the distributors’ sales territories; and
•contractual fees given to distributors for items sold below defined pricing targets.
For the three months ended March 31, 2024 and 2023, promotional allowance included as a reduction of revenue was $95.0 million and $65.5 million, respectively.
Accrued promotional allowances were $129.2 million and $99.8 million as of March 31, 2024 and December 31, 2023, respectively.
Agreements with Pepsi
The Company executed multiple agreements with Pepsi on August 1, 2022, including a Distribution Agreement relating to the sale and distribution of certain of the Company’s beverage products in existing channels and distribution methods in the U.S., excluding certain existing customer accounts and sales channels, Puerto Rico and the U.S. Virgin Islands (collectively, the “Territory”). Under the Distribution Agreement, the Company granted Pepsi the right to sell and distribute its existing beverage products in existing channels and distribution methods and future beverage products that are added from time to time as licensed products under the Distribution Agreement in the Territory. The Distribution Agreement represents a master service agreement and can be cancelled by either party without cause in the nineteenth year of the term (i.e., 2041), the twenty-ninth year of the term (i.e., 2051) and in each 10th year thereafter (i.e., 2061, 2071, etc.) by providing 12 months’ written notice to the other party on August 1st of the year preceding the year of termination. Except for a termination by the Company “with cause” or a termination by Pepsi “without cause,” (each as defined in the Distribution Agreement), the Company is required to pay Pepsi certain compensation upon a termination as specified in the Distribution Agreement.
The Company agreed to provide Pepsi a right of first offer in the event the Company intends to (i) manufacture, distribute or sell products in certain additional countries as specified in the Distribution Agreement or (ii) distribute or sell products in any future channels and distribution methods during the term of the Distribution Agreement. Pepsi agreed to meet and confer in good faith with the Company regarding the terms and conditions upon which Pepsi may be willing to sell or distribute the Company's products, either directly or through local sub-distributors in certain other additional countries. The Distribution Agreement includes other customary provisions, including non-competition covenants in favor of the Company, representations and warranties, indemnification provisions, insurance provisions and confidentiality provisions. In the fourth quarter of 2023, under the terms of the Distribution Agreement, the Company and Pepsi agreed to extend distribution to the Canadian market, which commenced in January of 2024 with Pepsi serving as the exclusive distributor.
On August 1, 2022, the Company and Pepsi executed a transition agreement providing for the Company’s transition of certain existing distribution rights in the Territory to Pepsi (the “Transition Agreement”). Under the terms of the Transition Agreement, Pepsi agreed to pay the Company up to $250 million in multiple tranches to facilitate the Company’s transition of certain distribution rights to Pepsi. The Company received $227.8 million of funds from Pepsi that were contractually restricted to be used only to pay termination fees due to other distributors; any excess cash received over amounts due to other distributors was required to be refunded back to Pepsi. During 2023, $38.3 million of such funds were refunded to Pepsi. As of December 31, 2023, there was no refund liability owed to Pepsi.
On March 23, 2024, the Company entered into Amendment No. 1 to the Distribution Agreement with Pepsi, pursuant to which the Company will provide Pepsi with an incentive program designed to incentivize and compensate Pepsi for its continued focus on and actions to support the Company.
License Agreement
In January 2019, the Company entered into a license and repayment of the investment agreement with Qifeng. Under the agreement, Qifeng was granted the exclusive license rights to manufacture, market and commercialize Celsius branded products in China. The term of the agreement is 50 years, with annual royalty fees due from Qifeng after the end of each calendar year. The royalty fees are based on a percentage of Qifeng’s sales of Celsius branded products; however, the fees are fixed for the first five years of the agreement, totaling approximately $6.9 million combined, and then are subject to annual guaranteed minimums over the remaining term of the agreement.
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
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
The Company uses the passage of time to measure progress towards satisfying its performance obligation because of its ongoing efforts in providing the exclusive license rights including providing continuous access, updates and support, to product development, brand promotion and technical expertise.
5.INVENTORIES
Inventories-net consists of the following:

	March 31, 2024	December 31, 2023
Finished goods	$169,088	$184,434
Raw materials	32,632	49,022
Less: Inventory reserve	(4,216)	(4,181)
Inventories-net	$197,504	$229,275
6.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets totaled approximately $21.5 million and $19.5 million as of March 31, 2024 and December 31, 2023, respectively, consisting mainly of prepaid advances to co-packers related to inventory production, advertising, prepaid insurance, prepaid slotting fees, value added tax payments and deposits on purchases.
7.NOTE RECEIVABLE
Note receivable-net consists of the following:

	March 31, 2024	December 31, 2023
Note receivable-current	$3,412	$3,471
Allowance for expected credit losses	(1,153)	(1,153)
Total	$2,259	$2,318
Effective January 1, 2019, the Company restructured its China distribution efforts by entering into two separate economic agreements relating to the commercialization of Celsius products (i.e., the Qifeng exclusive license rights agreement, and the Qifeng repayment of investment agreement). See Note 4. Revenue for information regarding the license agreement with Qifeng.
In addition to the license agreement, Qifeng agreed to repay, over a five-year period, the marketing investments made by Celsius into the China market through 2018. The repayment, which was formalized via a note receivable from Qifeng (the "Note"), will need to be serviced even if the licensing agreement is cancelled or terminated. The Note is denominated in Chinese-Yuan.
The Note requires annual principal payments and interest due on March 31 of each year, with the final payment scheduled for 2024. In February 2024, the Company amended the Note and extended the final payment date to December 31, 2024. The Note is recorded at amortized cost. Interest income generated from the Note has been immaterial.
The Company assesses the Note for impairment at each reporting period. This evaluation considers the probability that the Company will be unable to collect the scheduled principal and interest payments based on historical experience of Qifeng’s ability to pay, the current economic environment, forward-looking information and other factors. As evidence of solvency for the Note, a stock certificate in Celsius Holdings, Inc. which amounts to 60,000 shares owned by an affiliate under common control of Qifeng is being held at a brokerage account. A letter of guarantee was executed with several restrictions regarding their shares. In particular, it was agreed that the stock would not be sold or transferred without the prior written consent from Celsius. There are other restrictions and agreements, which include that a statement of account will be provided to Celsius on a quarterly basis to confirm and validate the existence of the remaining shares.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
8.PROPERTY AND EQUIPMENT
Property and equipment-net consists of the following:

	Estimated Useful Life in Years	March 31, 2024	December 31, 2023
Merchandising equipment - coolers	3-7	$26,110	$21,908
Office equipment	3-7	1,571	1,467
Vehicles	5	6,294	6,143
Less: accumulated depreciation		(5,625)	(4,650)
Total		$28,350	$24,868
Depreciation expense amounted to approximately $1.1 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, and is reflected in selling, general and administrative expenses.
9.GOODWILL AND INTANGIBLES
At March 31, 2024 and December 31, 2023, goodwill was approximately $13.9 million and $14.2 million, respectively.
The carrying amount and accumulated amortization of intangible assets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Definite-lived intangible assets
Customer relationships	$13,600	$13,902
Less: accumulated amortization	(2,312)	(2,233)
Effect of exchange rate changes	1	9
Definite-lived intangible assets-net	$11,289	$11,678

Indefinite-lived intangible assets
Brands	$461	$446
Effect of exchange rate changes	(9)	15
Indefinite-lived intangible assets-net	452	461
Intangibles-net	$11,741	$12,139
Customer relationships are amortized over an estimated useful life of 25 years, while brands have an indefinite life. Amortization expense for the three months ended March 31, 2024 and 2023 was approximately $0.1 million for both periods, respectively, and is included in selling, general and administrative expenses.
Other fluctuations in the amounts of intangible assets are due to currency translation adjustments. As of March 31, 2024 and December 31, 2023, there were no indicators of goodwill or intangible asset impairment.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
The following is the future estimated annualized amortization expense related to customer relationships:

2024	$408
2025	544
2026	544
2027	544
2028	544
Thereafter	8,705
Total	$11,289
10.ACCOUNTS PAYABLE AND ACCRUED EXPENSES
As of March 31, 2024 and December 31, 2023 accounts payable was approximately $40.2 million and $42.8 million, respectively.
Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
Accrued freight	$2,317	$2,267
Accrued marketing	17,781	18,252
Accrued legal	3,767	7,633
Unbilled purchases	15,142	11,851
Other accrued expenses	24,864	22,117
Total	$63,871	$62,120
11.RELATED PARTY TRANSACTIONS
Transactions with Pepsi
As further described in Note 12. Mezzanine Equity, on August 1, 2022, the Company issued approximately 1.5 million shares of non-voting Series A Preferred Stock to Pepsi. The shares accounted for approximately 8.5% of the Company’s outstanding common stock on the date of issuance, on an if-converted method. The purchase agreement pursuant to which Pepsi acquired the Series A Preferred Stock (the "Purchase Agreement") grants Pepsi the right to designate a nominee for election to the Company’s Board of Directors (the "Board"), provided that Pepsi meets certain ownership requirements. In 2022, a Pepsi executive was designated by Pepsi and elected to the Board.
Based on Pepsi’s contractual representation rights for a seat on the Company’s Board, the Company concluded that Pepsi is a related party. The following transactions were recognized in the Company’s financial statements:
•Revenue from Pepsi amounted to $210.5 million and $156.5 million for the three months ended March 31, 2024 and 2023, respectively.
•Estimated accrued promotional allowance related to Pepsi was $75.8 million and $51.8 million at March 31, 2024 and December 31, 2023, respectively.
•Accounts receivable due from Pepsi on March 31, 2024 and December 31, 2023, were $141.3 million and $130.4 million, respectively.
•For the three months ended March 31, 2024 and March 31, 2023, the Company purchased Company-branded coolers from Grayhawk Leasing, LLC, a wholly owned subsidiary of Pepsi, amounting to $3.5 million and $1.5 million, respectively.
•Pepsi provided the Company $227.8 million in cash under the Transition Agreement in 2022. This amount was used for settling termination fees with former distributors; any excess cash was contractually restricted and due back to Pepsi. During 2023, $38.3 million of such funds were refunded to Pepsi. As of December 31, 2023, there was no refund liability owed to Pepsi.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
•The Company had deferred revenues (a contract liability) of approximately $174.3 million as of March 31, 2024, of which $164.8 million was classified as Deferred revenue-non-current, and $9.5 million was classified as Deferred revenue-current. This is net of the $2.4 million of related revenue recognized for the three months ended March 31, 2024. As of December 31, 2023, the Company recorded deferred revenues of approximately $176.7 million, of which $167.2 million was classified as Deferred revenue-non-current, and $9.5 million was classified as Deferred revenue-current. This is net of $9.5 million of revenue recognized in 2023. The deferred revenues will continue to be recognized ratably over the twenty-year agreement term.
•The Company issued Series A Preferred Stock with a fair value of $832.5 million for an issuance price of $550.0 million on August 1, 2022. The excess of the fair value over the issuance proceeds, amounting to $282.5 million, was recorded as deferred other costs in the accompanying consolidated balance sheets. See Note 12. Mezzanine Equity for more information. As of March 31, 2024 unamortized deferred other costs of $14.1 million and $244.8 million, were recorded in deferred other costs-current and deferred other costs-non-current, respectively in the consolidated balance sheets. As of December 31, 2023 unamortized deferred other costs of $14.1 million and $248.3 million were recorded as deferred other costs-current and deferred other costs-non-current, respectively in the consolidated balance sheets. Amortization of deferred other costs for each of the three months ended March 31, 2024 and March 31, 2023 was $3.5 million. This was recorded as an offset to revenue. Costs are amortized over 20 years, which is the life of the agreement.
See Note 1. Organization and Description of Business, Note 2. Basis of Presentation and Summary of Significant Accounting Policies, Note 4. Revenue, Note 10. Accounts Payable and Accrued Expenses, and Note 12. Mezzanine Equity for more information.
Related Party Leases
The Company’s office space is leased from a company affiliated with CD Financial, LLC, which is owned by certain of the Company's principal stockholders. The leases extend until June 2027 with an option to terminate in December 2024 and a combined monthly rent of $48 thousand. The associated lease liability as of March 31, 2024 and December 31, 2023 was $0.4 million and $0.5 million, respectively.
12.MEZZANINE EQUITY
Series A Convertible Preferred Stock
As of March 31, 2024 and December 31, 2023, the Company has designated and authorized 1,466,666 shares of Series A Preferred Stock with a par value of $0.001 per share and a stated value of $375.00 per share. The stated value per share may be increased from time to time in the event dividends on the Series A are paid-in-kind (“PIK dividends”) pursuant to the Series A Certification of Designation (the “Series A Certificate”). On August 1, 2022, pursuant to the Purchase Agreement, the Company issued all of the authorized Series A shares to Pepsi for stated cash consideration aggregating $550 million, excluding issuance costs. The Series A Preferred Stock was issued concurrently with the execution of the Distribution Agreement and the Transition Agreement. The Company determined that the aggregate fair value of the Series A Preferred Stock on the issuance date was $832.5 million, or $567.61 per share. Accordingly, the Series A Preferred Stock was recorded at that amount, net of issuance costs of $8.0 million, in the Company’s consolidated balance sheets, and statement of changes in stockholders’ equity, and mezzanine equity.
Mezzanine Classification
The Series A Preferred Stock is redeemable in the event of a change in control as defined in the Series A Certificate. S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268 an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A is not mandatorily redeemable other than in the event of a change of control, and a change in control is not solely in control of the Company, accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in the consolidated balance sheet and statement of changes in stockholders’ equity and mezzanine equity, as of both March 31, 2024 and December 31, 2023.
Pursuant to the Purchase Agreement, Pepsi, together with its affiliates, has certain rights and is also subject to various restrictions with respect to its ownership of the Company’s outstanding common shares on an as-converted basis, through purchases of the Company’s common stock in the open market and the accumulation of PIK dividends. Additionally, pursuant to the Purchase Agreement, Pepsi has the right to designate one nominee for election to the Board so long as Pepsi (together with its affiliates) beneficially owns at least approximately 11.0 million shares of the Company’s outstanding common stock on an as-converted basis.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
Notwithstanding that the Series A is not currently convertible into common stock, the Purchase Agreement provides that Pepsi is deemed to beneficially own the underlying shares of common stock for purposes of its rights under the Purchase Agreement. In August 2022, the Company expanded the number of Board seats in connection with the election of a Pepsi representative to the Board.
Liquidation Preference
The Series A ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s common stock, (ii) senior to any class or series of capital stock of the Company expressly designated as ranking junior to the Series A, (iii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A, and (iv) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A. The aggregate liquidation preference of the Series A was $550 million as of both March 31, 2024 and December 31, 2023.
Voting
The Series A confers no voting rights, except as otherwise required by applicable law, and with respect to matters that adversely change the powers, preferences, privileges, rights or restrictions given to the Series A or provided for its benefit, or would result in securities that would be senior to or pari passu with the Series A. As described above, Pepsi has a contractual right to representation on the Board, subject to maintaining certain ownership thresholds.
Stock Split
As a result of the Forward Stock Split, the conversion ratio for Series A Preferred Stock, initially set at five-for-one, was adjusted to fifteen-to-one. The adjustment maintains the proportional interests of Series A stockholders post-split. The revised conversion ratio, reflecting the impact of the Forward Stock Split, was made effective on the split's effective date.
Dividends
The Series A entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind, or a combination thereof, at the Company’s election (“Regular Dividends”). Regular Dividends accrue on each share of Series A at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly Regular Dividends, shares of Series A also entitle the holder to participate in any dividends paid on the Company’s common stock on an as-converted basis. The Company declared and paid $6.8 million and $6.8 million in Regular Dividends on the Series A, which amounted to $4.66 and $4.62 per share of Series A for the three months ended March 31, 2024 and 2023, respectively. There were no cumulative undeclared dividends on the Series A at March 31, 2024. In addition, there were no dividends issued to common stockholders for the three months ended March 31, 2024 or 2023.
Redemption
Subject to certain conditions set forth in the Series A Certificate, Series A may be redeemed at a price per share of Series A equal to the sum of (i) the stated value of such share of Series A as of the applicable redemption date, plus (ii) without duplication, all accrued and unpaid dividends previously added to the stated value of such share of Series A, and all accrued and unpaid dividends per share of Series A through such redemption date (the “Redemption Price”).
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
March 31, 2024
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
Conversion
The shares of Series A may be converted into shares of the Company’s common stock pursuant to the Series A Certificate either at the option of the Company or subject to an automatic conversion as discussed below. The Series A was issued with a conversion price of $25 which is potentially subject to adjustment pursuant to the Series A Certificate. The conversion ratio is calculated as the

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
quotient of (a) the sum of (x) the stated value of such share of Series A as of the applicable conversion date, plus (y) all accrued and unpaid dividends previously added to the stated value of such share of Series A, and without duplication, all accrued and unpaid dividends per share of Series A through the applicable conversion date; divided by (b) the conversion price as of the conversion date. As of March 31, 2024, the conversion ratio of the Series A into common was one to fifteen. At March 31, 2024, approximately 22.0 million shares of the Company’s common stock were issuable upon conversion of the Series A Preferred Stock.
As of March 31, 2024, the Series A was not probable of becoming redeemable, as the most likely method of settlement is through conversion which is likely to occur before the holder's right to request redemption becomes exercisable.
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
13.INCOME TAXES
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
The effective income tax rate for the three months ended March 31, 2024 was 15.8% and differed from the statutory federal income tax rate of 21.0% primarily due to net benefits on stock-based compensation awards, disallowed stock-based compensation expense and state income taxes.
The effective income tax rate for the three months ended March 31, 2023 was 17.2% and differed from the statutory federal income tax rate of 21.0% primarily due to windfall benefits on stock-based compensation awards, disallowed stock-based compensation expense and state income taxes.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company’s tax returns for tax years 2020 through 2022 remain subject to potential examination by the taxing authorities.
14.STOCK-BASED COMPENSATION
On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan"), with the objective of attracting and retaining highly competent personnel through opportunities to acquire the Company’s common stock.
There are currently 20.8 million shares available for issuance under the 2015 Plan. The 2015 Plan expires in 2025, and the Company intends to seek stockholder approval of a new plan at the Company's 2025 annual meeting of stockholders.
The 2006 Incentive Stock Plan ("the 2006 Plan"), which was adopted on January 18, 2007 and expired in 2017, similarly had the objective of attracting and retaining highly competent employees, directors, and independent consultants through opportunities to

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
acquire the Company’s common stock. No further awards can be granted under the 2006 Plan. As of March 31, 2024, there were no unvested awards under the 2006 plan and certain vested but unexercised awards remained outstanding.
For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of approximately $3.6 million and $5.5 million, respectively, which is included in selling, general and administrative expenses.
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
A summary of the status of the Company’s outstanding stock options as of March 31, 2024 and changes during the three months ending on that date is as follows:

	Shares (000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)(1)	Weighted Average Remaining Term (Yrs)
At December 31, 2023	4,918	$3.81	$249,541	4.45
Exercised	(767)	1.26	48,750
Forfeiture and cancelled	—	—
At March 31, 2024	4,151	$4.28	$326,444	4.80
Exercisable at March 31, 2024	4,151	$4.28	$326,444	4.80
(1) The intrinsic value represents the amount by which the fair value of the Company's common stock exceeds the option exercise price as of March 31, 2024.
The total intrinsic value of the stock options exercised was $23.0 million during the three months ended March 31, 2023. The total number of stock options exercised was 0.7 million during the three months ended March 31, 2023.
As of March 31, 2024, the Company did not have any unrecognized pre-tax non-cash compensation expense related to options to purchase shares.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
A summary of the Company’s restricted stock unit activity for the three months ended March 31, 2024 and 2023 is presented in the following table:

	Three Months Ended
	March 31, 2024		March 31, 2023
	Shares (000's)	Weighted Average Grant Date Fair Value	Shares (000's)(1)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,218	$26.13	1,617	$20.24
Granted	210	78.51	372	34.39
Vested	(510)	22.89	(471)	19.15
Forfeited and cancelled	(12)	23.23	(93)	21.21
Unvested at end of period	906	$40.30	1,425	$24.22
(1) Retrospectively adjusted for the Forward Stock Split.
The total fair value of shares vested during the three months ended March 31, 2024 and 2023 was approximately $27.8 million and $16.2 million, respectively. Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of March 31, 2024 and 2023 was $31.0 million and $27.5 million, respectively, and is expected to be expensed over the next 2.3 years.
Performance-based Stock Awards
The Company issued stock-based awards to third-party consultants for providing marketing, sales, and general business development services related to Celsius products. The stock-based awards are in the form of restricted stock units with performance vesting conditions (“performance share units” or “PSUs”). The holders of unvested PSUs do not have the same rights as stockholders, including but not limited to any dividends which may be declared by the Company and stockholder voting rights. Some of the PSU performance vesting conditions are linked to the attainment of specified incremental earnings for the Company in a given year over the performance vesting period (typically five years), and some of the awards are linked to employees of the Company and have specific performance-based metrics to be met in year one and year two of the issuance. The fair value of PSUs is based on the market price of the underlying stock on the grant date. The Company recognizes compensation cost for PSUs issued to non-employees in the same manner and periods as though cash had been paid for services received.
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

In March 2024, the Human Resource and Compensation Committee approved PSUs under the 2015 Plan with an aggregate award of approximately 65,000 shares of our common stock for certain Company Officers. Each PSU is initially equivalent in value to one share of Celsius's common stock. The PSUs vest three years from the grant date based on continuous service, with the number of shares earned (50% to 200% of the target award) depending upon the extent to which we achieve certain financial and market performance targets measured over the period from January 1, 2024 through December 31, 2026. About half of the PSUs were valued at $79.27 per PSU based on our common stock price on the grant date as the financial targets are based on our achievement of revenue metrics. We recognize the grant-date fair value of these PSUs, as stock-based compensation expense ratably over the vesting period based on the number of awards expected to vest at each reporting date. The other half of the PSUs were valued at $134.75 per PSU using a Monte Carlo simulation model as the performance target is based on total shareholder return ("TSR") relative to our peer group. This model incorporates assumptions such as the risk-free interest rate based on zero-coupon yields implied by U.S. Treasury issuances, expected volatility derived from historical data of the Company and certain indices. We recognize the grant-date fair value of these awards, as stock-based compensation expense ratably over the vesting period.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
A summary of the Company’s PSU activity for the three months ended March 31, 2024 and 2023 is presented in the following table:

	Three Months Ended
	March 31, 2024		March 31, 2023
	Shares (000's)	Weighted Average Grant Date Fair Value	Shares (000's)(1)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	123	$29.43	228	$30.49
Granted	65	77.31	—	—
Vested	—	—	—	—
Forfeited and cancelled	—	—	—	—
Unvested at end of period	188	$45.60	228	$30.49
(1) Retrospectively adjusted for the Forward Stock Split.
Unrecognized compensation expense related to outstanding PSUs issued to employees and non-employee consultants as of March 31, 2024 and 2023 was approximately $5.5 million and $3.2 million, respectively, and is expected to be expensed over the next 2.7 years.
Issuance of common stock pursuant to exercise of stock options and other awards
During the three months ended March 31, 2024, the Company issued an aggregate of 1.3 million shares of common stock under the 2015 Plan and received aggregate proceeds of approximately $1.0 million.
During the three months ended March 31, 2023, the Company issued an aggregate of 1.2 million shares of its common stock under the 2015 Plan and 2006 Plan and received aggregate proceeds of approximately $0.5 million.
15.COMMITMENTS AND CONTINGENCIES
Legal
SEC Inquiry
On January 8, 2021, the Company received a letter from the SEC Division of Enforcement seeking the production of documents in connection with a non-public, fact-finding inquiry by the SEC to determine whether violations of the federal securities laws had occurred. Subsequent to January 8, 2021, the Company received subpoenas for production of documents in connection with this matter. The investigation and requests from the SEC do not represent that the SEC has concluded that the Company or anyone else has violated the federal securities laws. The Company has cooperated and will continue to cooperate with the SEC staff in its investigation and requests. At this time, however, the Company cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on the Company's results of operations.
Securities Class Action
On March 16, 2022, a putative securities class action lawsuit was commenced against the Company and certain officers in the U.S. District Court for the Southern District of Florida. On July 8, 2022, the lead plaintiffs filed an amended complaint alleging violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The allegations pertain to purported false and misleading statements or omissions made between August 12, 2021, and March 1, 2022, which allegedly artificially inflated the Company’s stock price.
In response, the Company and the individual defendants filed a motion to dismiss on August 5, 2022, which was partially granted by the Court on March 22, 2023. On July 17, 2023, the parties notified the court that an agreement in principle had been reached to settle the action on a class-wide basis. The agreement in principle provided for a single cash payment of $7.9 million in exchange for the dismissal with prejudice of all claims asserted against the defendants. The $7.9 million was paid on September 7, 2023 and is included in selling, general and administrative expenses for the year ended December 31, 2023. During the final settlement hearing on January 31, 2024, the court approved the settlement, and the case is now closed.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
Derivative Actions
On January 11, 2023, certain of the Company’s directors and present and former officers were named as defendants in a derivative action complaint filed in the U.S. District Court for the District of Nevada, (the "Lampert Derivative Action"). The Company was named as a nominal defendant. This action asserts claims based on the same conduct underlying the securities class action described above for (i) breach of fiduciary duty, (ii) unjust enrichment, and (iii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.
Subsequently, substantially similar derivative action complaints were filed, first on May 19, 2023, against the Company, as a nominal defendant, and certain of the Company's directors and present and former officers in a derivative action in the U.S. District Court for the Southern District of Florida, (the "Hammond Derivative Action"). This class action asserts claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, and (v) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.
A second action was filed on July 10, 2023, against the Company, as a nominal defendant, and certain of the Company’s directors and present and former officers in a derivative action in the District Court for the Eighth Judicial District in Clark County, Nevada, (the “Ingrao Derivative Action”). The Ingrao Derivative Action asserts claims for (i) breach of fiduciary duty and (ii) unjust enrichment.
A third action was filed on July 12, 2023 against the Company, as a nominal defendant, and certain of the Company’s directors and present and former officers in a derivative action in the U.S. District Court for the Southern District of Florida (the “Hepworth Derivative Acton”). This class action asserts claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, and (v) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.
The Ingrao Derivative Action remains stayed, following the Court’s entry of an Order, on September 11, 2023, approving the parties’ joint stipulation regarding stay of litigation. The Lampert Derivative Action remains stayed, following the Court's entry of an Order, on April 14, 2023, approving the parties' joint stipulation regarding stay of litigation. On March 11, 2024, the Hammond Derivative Action and the Hepworth Derivative Actions were voluntarily dismissed and, on April 11, 2024, a single complaint containing substantially similar allegations was filed in the U.S. District Court for the District of Nevada, (the "Refiled Derivative Action"). The defendants have not yet been served in the Refiled Derivative Action. The Company believes the various derivative actions are without merit, but the parties are actively negotiating settlement.
The derivative actions allege facts that are substantially the same as those alleged in the securities class action described above.
Strong Arm Productions
On May 4, 2021, Plaintiffs Strong Arm Productions USA, Inc., Tramar Dillard p/k/a Flo Rida, and D3M Licensing Group, LLC filed a lawsuit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiffs asserted that the Company breached two endorsement and licensing agreements that were entered into, between Plaintiffs and the Company in 2014 and 2016. Plaintiffs alleged the Company had reached certain revenue and sales benchmarks set forth in the 2014 agreement that entitled them to receive 750 thousand shares of the Company's common stock. In addition, Plaintiffs claimed they were entitled to receive unspecified royalties under the 2016 agreement.
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
The Company believes that the likelihood that the full amount of the judgment will be affirmed is not probable. The Company currently estimates a range of possible outcomes between $2.1 million and $82.6 million plus interest and has accrued a liability as of March 31, 2024, reflected in accounts payable and accrued expenses in the consolidated balance sheets, at the low end of that

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
(Tabular dollars in thousands, except per share amounts)
range. The ultimate amount of the original judgement that the Company may be required to pay could be materially different than the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.
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
As of March 31, 2024 and December 31, 2023, the Company had purchase commitments to third parties of $73.0 million and $55.3 million, respectively. The Company's purchase obligations are primarily related to third party suppliers and have arisen through the normal course of business. These obligations vary in terms and none are individually significant.
As of March 31, 2024 and December 31, 2023, the Company had long term contractual obligations aggregating to approximately $42.5 million and $34.4 million, respectively, which related primarily to suppliers, sponsorships, and other marketing activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
When used in this Quarterly Report on Form 10-Q (this “Report”), unless otherwise indicated, the terms the “Company,” “Celsius,” “we,” “us” and “our” refer to Celsius Holdings, Inc. and its subsidiaries.
Note Regarding Forward-Looking Statements
This Report contains forward-looking statements that are based on the current expectations of our Company and management about future events within the meaning of the United States Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance of the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Report that are not clearly historical in nature, including statements regarding the strategic investment by and long term partnership with PepsiCo, Inc. (“Pepsi”); anticipated financial performance; management’s plans and objectives for international expansion and future operations globally; the successful development, commercialization, and timing of new products; business prospects; outcomes of regulatory proceedings; market conditions; the current and future market size for existing or new products; any stated or implied outcomes with regards to the foregoing; and other matters are forward-looking. Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
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
•Our ability to successfully expand outside of the United States (“U.S.”) and the impact of U.S. and international laws, including export and import controls and other risk exposure;
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

Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report"). Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this Report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Our Business
Celsius is a fast-growing company in the functional energy drink category in the United States (U.S.) and internationally. We engage in the development, processing, marketing, sale, and distribution of functional energy drinks to a broad range of consumers. We provide differentiated products that offer clinically proven and innovative formulas meant to positively impact the lives of our consumers. Our brand has also proven to be attractive to a broad range of customers, including fitness enthusiasts.
The Company's flagship asset, CELSIUS®, is marketed as a premium lifestyle and energy drink formulated to power active lifestyles with ESSENTIAL ENERGYTM. This product line comes in two versions, a ready-to-drink form and an on-the-go powder form. During 2023, we introduced a new CELSIUS® Essentials line, available in 16-ounce cans. Our products are currently offered in major retail channels across the U.S., including conventional grocery, natural, convenience, fitness, mass market, vitamin specialty and e-commerce. Additionally, our products are currently offered in certain Canadian, European, Middle Eastern, and Asia-Pacific markets.
An integral part of our value proposition is our focus on the functional energy drink and liquid supplement category, ensuring our products have clear and proven benefits. This is why we invest in research and development from the start and utilize our proprietary MetaPlus formulation in our portfolio, a blend of ginger root, guarana seed extract, chromium, vitamins, and green tea extract.
During 2024, we continued to develop our U.S. Pepsi relationship as well as expanding our international presence through the following arrangements:
•In January 2024, we announced Pepsi as our exclusive distributor in Canada, as well as a new relationship established with Lucozade Ribena Suntory Limited ("Suntory Beverage & Food" or "Suntory") to serve as our exclusive sales and distribution partner in the United Kingdom and the Republic of Ireland.
•In March 2024, we entered into a definitive manufacturing, sales, and distribution agreement with Suntory Oceania to expand into the Australia and New Zealand markets. Sales under this arrangement are expected to begin in the fourth quarter of 2024.
•In March 2024, we entered into an incentive program with Pepsi which is intended to better align our businesses as we look to grow and expand our product portfolio across the U.S. The ultimate impact of the incentive program on the Company's revenue and margin will be dependent upon achieving the intended outcomes of the program.
•In April 2024, we entered into a definitive sales and distribution agreement with Suntory France to expand into France. Sales under this arrangement are expected to begin in the fourth quarter of 2024.
We were incorporated in the State of Nevada on April 26, 2005. Our common stock is listed on the Nasdaq Capital Market, and on November 13, 2023, a three-for-one forward stock split of our common stock was made effective for stockholders of record at the close of business on such date.
Results of Operations
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Revenue
For the three months ended March 31, 2024, revenue was approximately $355.7 million, an increase of $95.8 million or 37% from $259.9 million for the three months ended March 31, 2023. This growth was primarily the result of increased revenues from North America (including Canada), from which first quarter 2024 revenues were $339.5 million, an increase of $90.9 million or 37% from the same period in 2023. North America's increase was driven by continued gains in distribution points and SKUs per location, offset in part by inventory movements by our largest distributor, where first quarter 2024 inventory days on hand declined versus the fourth quarter 2023.

European revenues for the three months ended March 31, 2024 were $14.1 million, which increased by $5.5 million or 63% from the same period in 2023. Asia-Pacific revenues contributed an additional $0.7 million, a decrease of $0.6 million or 46% from the same period in 2023. Other international markets, including Puerto Rico, generated approximately $1.4 million in revenue during the three months ended March 31, 2024, a decrease of $0.1 million for the same period in 2023. Overall, international revenues increased due to successful innovation launches in Europe.
The following table sets forth revenues by geographical location:

	For The Three Months Ended March 31,
Revenue Source	2024	2023
Total revenue	$355,708	$259,939

North America revenue	$339,512	$248,552

Europe revenue	$14,142	$8,652

Asia-Pacific revenue	$675	$1,258

Other revenue	$1,379	$1,477
Gross Profit
For the three months ended March 31, 2024, gross profit increased by $68.4 million, or 60%, to $182.2 million, from $113.8 million for the three months ended March 31, 2023. Gross profit margins reflected an increase to 51% for the three months ended March 31, 2024 from 44% for the same period in 2023. Gross profit improvements resulted from decreases in raw and package material unit cost and reduced outbound freight cost as a percentage of sales.
Selling, General and Administrative Expenses
For the quarter ended March 31, 2024, selling, general and administrative ("SG&A") expenses totaled $99.0 million, up 44% or $30.1 million from $68.9 million in the same quarter of 2023.
The breakdown of changes within SG&A primarily consisted of:
•a $14.4 million increase in marketing investments;
•a $4.5 million increase in storage and distribution costs due to growing organic sales volume;
•a $7.6 million increase in employee costs, reflecting our ongoing investments to support growth;
•a $2.7 million increase in other selling expenses as we continue to grow operationally; and
•a $2.8 million increase in general administrative costs primarily due to consulting fees.
Stock-based compensation expense decreased by $1.9 million to $3.6 million, a change driven by certain stock options being fully expensed in the prior period. However, this was partially offset by new awards issued to our expanding workforce, which is in line with our strategy to encourage employee ownership and promote exceptional performance, contributing to our continued business success based on key performance attributes.
Other Income
Other income for the three months ended March 31, 2024 was $9.3 million, which reflects an increase of $4.4 million versus $4.9 million during the three months ended March 31, 2023. The increase was primarily attributable to interest income earned on cash held in our money market accounts, partially offset by foreign exchange rate transaction loss.

Net Income Attributable to Common Stockholders
Net income attributable to common stockholders for the three months ended March 31, 2024 was $64.8 million, representing basic earnings per share of $0.28 based on a basic weighted average of 232.8 million shares outstanding. In comparison, for the three months ended March 31, 2023, net income attributable to common stockholders was $31.5 million, representing basic earnings per share $0.14 based on a basic weighted average of 230.0 million shares outstanding. Diluted earnings per share was $0.27 and $0.13 for the three months ended March 31, 2024 and 2023, respectively.
Liquidity and Capital Resources
General
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $879.5 million and $756.0 million, respectively, and working capital of approximately $999.8 million and $928.3 million, respectively.
Our primary sources of liquidity are cash flows from operations and our existing cash balances. Please refer to Part 1, Item 1A, "Risk Factors" of our 2023 Annual Report for specific risk factors that could have a material impact on our operations. Our current cash resources available to fund cash outflows are sufficient for both our short and long-term cash needs.
Purchases of inventories, increases in accounts receivable and other assets, equipment purchases (including coolers), advances to certain of our co-packers, payments of accounts payable, and income taxes are expected to remain our principal recurring uses of cash and material cash requirements.
Cash flows for the three months ended March 31, 2024 and March 31, 2023
Cash flows provided by (used in) operating activities
Cash flows provided by operating activities totaled $134.6 million for the three months ended March 31, 2024, which compares to $13.8 million cash used in operating activities for the three months ended March 31, 2023. The approximate $148.4 million increase in operating cash generated can be attributed to significant operational growth and the timing of cash receipts, which were favorably influenced by increased sales associated with the Pepsi agreements.
Cash flows (used in) provided by investing activities
Cash flows used in investing activities totaled $4.5 million for the three months ended March 31, 2024, which compares to cash provided by investing activities of $1.0 million for the three months ended March 31, 2023. The increase in cash used in investing activities was primarily due to increased purchases of property and equipment, with purchases of approximately $4.5 million in the current year period versus $2.3 million for the three months ended March 31, 2023. For the three months ended March 31, 2023, property and equipment purchases were partially offset by collections from our note receivable received from our China licensee of approximately $3.2 million.
Cash flows used in financing activities
Cash flows used in financing activities totaled $5.9 million for the three months ended March 31, 2024, which compares to cash used in financing activities of $6.3 million for the three months ended March 31, 2023. The main driver for cash used in financing activities for both periods was cash dividends paid on our outstanding shares of Series A Preferred Stock, all of which is held by Pepsi. This was slightly offset by proceeds received from the exercise of stock options during both periods.
Off Balance Sheet Arrangements
As of March 31, 2024 and December 31, 2023, we had no off balance sheet arrangements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies or estimates from those described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2023 Annual report.

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
There have been no material changes to the information regarding market risk provided in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our 2023 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date because of the material weakness in internal control over financial reporting described below.
Our Chief Executive Officer and our Chief Financial Officer do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. Although our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and our Chief Financial Officer evaluated whether our disclosure controls and procedures were effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
We identified a material weakness as of December 31, 2023 in our internal control over financial reporting, which was not fully remediated as of March 31, 2024. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We concluded that our internal control over financial reporting was not effective as of December 31, 2023 and was not fully remediated as of March 31, 2024 with respect to the following processes as the result of the ineffective design and operation of business process level controls: (i) accounting for revenue recognition, (ii) accounting for promotional allowances, and (iii) accounting for inventories.
As of the date of this Report, management has reassessed the design of controls and modified its processes to remediate the control deficiencies that led to the material weakness, including but not limited to placing increased emphasis on appropriately designing and implementing effective business process level controls. This material weakness cannot be considered remediated until the applicable controls are designed and operating effectively for a sufficient period of time, as supported by management’s testing results.

Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2024, we have been implementing and will aggressively continue to implement changes to improve the control environment with respect to the business process level controls that led to the material weakness in our internal control over financial reporting as of December 31, 2023 discussed above. We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal control over financial reporting and remediate the material weakness noted above. These remedial measures were considered changes to our internal control environment that had a material effect on internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated herein by reference to Note 15. Commitments and Contingencies in the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. During the reporting period covered by this Report, there have been no material changes to our risk factors as set forth in Part I, Item 1A “Risk Factors” in our 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None, except as previously disclosed in filings with the SEC.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the three months ended March 31, 2024, except as set forth below, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K):

Name and Title	Type of Plan	Seller's Adoption Date	Termination Date	Aggregate Number of Securities	Description of Trading Arrangement
John Fieldly, Chief Executive Officer	10b5-1(c)(1) Trading Plan	March 4, 2024	June 5, 2025	251,046	Sale of shares of common stock (vested stock options or other awards)
Jarrod Langhans, Chief Financial Officer	10b5-1(c)(1) Trading Plan	March 11, 2024	June 11, 2025	20,000	Sale of shares of common stock (vested stock options or other awards)

Item 6. Exhibits.
Index to Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Composite Articles of Incorporation of Celsius Holdings, Inc.	10-K	3.1	2/29/2024

3.2	Amended and Restated Bylaws, as amended	10-Q	3.2	8/9/2022

10.1	Amendment No. 1 to Distribution Agreement with PepsiCo, Inc., dated March 23, 2024	8-K	10.1	3/26/2024

10.2†	Employment Agreement between the Company and John Fieldly effective January 1, 2024	10-K	10.6	2/29/2024

10.3†	Employment Agreement between the Company and Jarrod Langhans effective January 1, 2024	8-K	10.1	2/2/2024

10.4†*	Employment Offer Letter, dated April 12, 2021, between the Company and Paul Storey

10.5†*	Employment Offer Letter, dated October 9, 2020, between the Company and Tony Guilfoyle

10.6†*	Amendment to Employment Offer Letter, dated February 1, 2023, between the Company and Tony Guilfoyle

10.7†*	Employment Offer Letter, dated October 6, 2015, between the Company and Toby David

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline iXBRL and contained in Exhibit 101
*Filed herewith
**Furnished herewith
†    Management contract or compensatory plan arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Date: May 6, 2024	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2024	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)