Form 10-Q
period 2024-06-30
Celsius Holdings, Inc.
filed 2024-08-06
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of July 30, 2024, the registrant had 233,067,644 shares of its common stock, $0.001 par value per share, outstanding.

2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Celsius Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$903,210	$755,981
Accounts receivable-net	262,920	183,703
Note receivable-current-net	1,166	2,318
Inventories-net	180,669	229,275
Deferred other costs-current	14,124	14,124
Prepaid expenses and other current assets	22,900	19,503
Total current assets	1,384,989	1,204,904

Property and equipment-net	36,282	24,868
Deferred tax assets	22,727	29,518
Right of use assets-operating leases	1,507	1,957
Right of use assets-finance leases	233	208
Deferred other costs-non-current	241,276	248,338
Intangibles-net	11,491	12,139
Goodwill	13,730	14,173
Other long-term assets	6,653	291
Total Assets	$1,718,888	$1,536,396

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,423	$42,840
Accrued expenses	79,633	62,120
Income taxes payable	5,374	50,424
Accrued promotional allowance	156,479	99,787
Lease liability obligation-operating leases-current	729	980
Lease liability obligation-finance leases	61	59
Deferred revenue-current	9,513	9,513
Other current liabilities	13,772	10,890
Total current liabilities	312,984	276,613

Lease liability obligation-operating leases-non-current	762	955
Lease liability obligation-finance leases-non-current	228	193
Deferred tax liabilities	2,201	2,880
Deferred revenue-non-current	162,471	167,227
Total Liabilities	478,646	447,868

Commitments and contingencies (Note 15)

Mezzanine Equity:
Series A convertible preferred stock, $0.001 par value per share, 5% cumulative dividends; 1,466,666 shares issued and outstanding at each of June 30, 2024 and December 31, 2023, aggregate liquidation preference of $550,000 as of both June 30, 2024 and December 31, 2023	824,488	824,488
Stockholders’ Equity:
Common stock, $0.001 par value per share; 300,000,000 shares authorized, 233,344,377 and 231,787,482 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	78	77
Additional paid-in capital	286,173	276,717
Accumulated other comprehensive loss	(2,363)	(701)
Retained earnings (accumulated deficit)	131,866	(12,053)
Total Stockholders’ Equity	415,754	264,040
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$1,718,888	$1,536,396
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$401,977	$325,883	$757,685	$585,822
Cost of revenue	192,879	166,889	366,380	313,010
Gross profit	209,098	158,994	391,305	272,812
Selling, general and administrative expenses	114,850	94,181	213,867	163,086
Income from operations	94,248	64,813	177,438	109,726

Other income (expense):
Interest income on note receivable	—	28	28	73
Interest income, net	10,647	5,545	20,259	10,469
Foreign exchange loss	(264)	(931)	(633)	(1,049)
Total other income	10,383	4,642	19,654	9,493

Net income before provision for income taxes	104,631	69,455	197,092	119,219

Provision for income taxes	(24,848)	(17,946)	(39,498)	(26,483)
Net income	$79,783	$51,509	$157,594	$92,736

Dividends on Series A convertible preferred stock	(6,838)	(6,856)	(13,675)	(13,637)
Income allocated to participating preferred stock	(6,289)	(3,890)	(12,417)	(6,898)
Net income attributable to common stockholders	$66,656	$40,763	$131,502	$72,201

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income tax	(308)	(590)	(1,662)	4
Comprehensive income	$66,348	$40,173	$129,840	$72,205

Earnings per share(1):
Basic	$0.29	$0.18	$0.56	$0.31
Diluted	$0.28	$0.17	$0.55	$0.31
Weighted average shares outstanding(1):
Basic	233,197	230,535	232,979	230,277
Diluted	237,595	236,832	237,569	236,577
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
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands)
(Unaudited)

	Stockholders' Equity
	Common Stock						Mezzanine Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Preferred Stock	Amount
Balance at December 31, 2023	231,787	$77	$276,717	$(701)	$(12,053)	$264,040	1,467	$824,488
Stock-based compensation	—	—	3,563	—	—	3,563	—	—
Stock option exercises, RSUs and PSUs converted to common stock	1,283	1	967	—	—	968	—	—
Dividends paid on Series A convertible preferred stock ($4.66 per share)	—	—	—	—	(6,837)	(6,837)	—	—
Foreign currency translation	—	—	—	(1,354)	—	(1,354)	—	—
Net income	—	—	—	—	77,811	77,811	—	—
Balance at March 31, 2024	233,070	$78	$281,247	$(2,055)	$58,921	$338,191	1,467	$824,488
Stock-based compensation	—	—	4,746	—	—	4,746	—	—
Stock option exercises, RSUs and PSUs converted to common stock	274	—	180	—	—	180	—	—
Dividends paid on Series A convertible preferred stock ($4.66 per share)	—	—	—	—	(6,838)	(6,838)	—	—
Foreign currency translation	—	—	—	(308)	—	(308)	—	—
Net income	—	—	—	—	79,783	79,783	—	—
Balance at June 30, 2024	233,344	$78	$286,173	$(2,363)	$131,866	$415,754	1,467	$824,488

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands)
(Unaudited)

	Stockholders' Equity
	Common Stock						Mezzanine Equity
	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Preferred Stock	Amount
Balance at December 31, 2022	229,147	$76	$280,668	$(1,881)	$(238,772)	$40,091	1,467	$824,488
Adoption of accounting standard	—	—	—	—	(82)	(82)	—	—
Stock-based compensation	—	—	5,507	—	—	5,507	—	—
Stock option exercises, RSUs and PSUs converted to common stock	1,200	1	478	—	—	479	—	—
Dividends paid on Series A convertible preferred stock ($4.62 per share)	—	—	(6,781)	—	—	(6,781)	—	—
Foreign currency translation	—	—	—	594	—	594	—	—
Net income	—	—	—	—	41,227	41,227	—	—
Balance at March 31, 2023	230,347	$77	$279,872	$(1,287)	$(197,627)	$81,035	1,467	$824,488
Stock-based compensation	—	—	5,735	—	—	5,735	—	—
Stock option exercises, RSUs and PSUs converted to common stock	306	—	229	—	—	229	—	—
Dividends paid on Series A convertible preferred stock ($4.67 per share)	—	—	(6,856)	—	—	(6,856)	—	—
Foreign currency translation	—	—	—	(590)	—	(590)	—	—
Net income	—	—	—	—	51,509	51,509	—	—
Balance at June 30, 2023	230,653	$77	$278,980	$(1,877)	$(146,118)	$131,062	1,467	$824,488
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
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For The Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$157,594	$92,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,648	1,247
Allowance for expected credit losses	4,072	1,088
Amortization of deferred other costs	7,062	7,062
Inventory excess and obsolescence	11,554	(3,888)
Loss on disposal of property and equipment	31	191
Stock-based compensation expense	8,309	11,242
Deferred income taxes-net	6,112	(41,044)
Foreign exchange loss	633	206
Changes in operating assets and liabilities:
Accounts receivable-net	(82,213)	(135,600)
Inventories-net	37,052	24,632
Prepaid expenses and other current assets	(3,469)	(12,058)
Accounts payable	3,950	(10,209)
Accrued expenses	17,760	(2,282)
Income taxes payable	(44,978)	57,605
Accrued promotional allowance	56,692	62,995
Accrued distributor termination fees	(248)	(3,986)
Other current liabilities	2,884	3,523
Change in right of use and lease obligation-net	(34)	(38)
Deferred revenue	(4,757)	(8,219)
Other long-term assets	(6,362)	8
Net cash provided by operating activities	174,292	45,211

Cash flows from investing activities:
Collections from note receivable	—	3,233
Purchase of property and equipment	(13,739)	(6,810)
Net cash used in investing activities	(13,739)	(3,577)

Cash flows from financing activities:
Principal payments on finance lease obligations	(30)	(22)
Proceeds from exercise of stock options	1,147	707
Cash dividends paid on Series A convertible preferred stock	(13,675)	(13,637)
Net cash used in financing activities	(12,558)	(12,952)

Effect of exchange rate changes on cash and cash equivalents	(766)	(555)
Net increase in cash and cash equivalents	147,229	28,127
Cash and cash equivalents at beginning of the period	755,981	652,927

Cash and cash equivalents at end of the period	$903,210	$681,054
Supplemental disclosures:
Cash paid for:
Taxes	$78,170	$10,033
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
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
The Company's flagship asset, CELSIUS®, is marketed as a premium lifestyle and energy drink formulated to power active lifestyles with ESSENTIAL ENERGYTM. This product line comes in two versions, a 12-ounce ready-to-drink form and an on-the-go powder form. The Company also offers a CELSIUS® Essentials line, available in 16-ounce cans. Celsius products are currently offered in major retail channels across the U.S., including conventional grocery, natural, convenience, fitness, mass market, vitamin specialty and e-commerce. Additionally, the Company's products are currently offered in certain Canadian, European, Middle Eastern and Asia-Pacific markets.
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
In connection with entering into the foregoing agreements, the Company issued and sold to Pepsi approximately 1.5 million shares of the Company's Series A Convertible Preferred Stock (“Series A” or “Series A Preferred Stock”) in exchange for cash proceeds of $550 million, excluding transaction costs. For additional information regarding the Company's agreements with Pepsi, see Note 4. Revenue, Note 11. Related Party Transactions, and Note 12. Mezzanine Equity.
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation — The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual audited consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for any future period or the full year. These unaudited consolidated financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed by the Company with the Securities and Exchange Commission (the “2023 Annual Report”). These consolidated financial statements and the accompanying notes should be read in conjunction with the 2023 Annual Report. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in accordance with U.S. GAAP.
Certain prior period amounts have been reclassified to conform with the current period's presentation in the consolidated financial statements and notes thereto. Specifically, Accounts payable and Accrued expenses were previously combined and are now presented as separate line items located in the consolidated balance sheets and the consolidated statements of cash flows.
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
June 30, 2024
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
Segment Reporting — Operating segments are defined as components of an enterprise that engage in business activities, maintain discrete financial information, and undergo regular review by the chief operating decision maker (the "CODM"), who is the Chief Executive Officer, to assess performance and allocate resources.
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
Revenue from customers accounting for more than 10% of total revenue for the three and six months ended June 30, 2024 and 2023 was as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Pepsi	52.9%	56.7%	55.8%	58.3%
Costco	12.1%	13.0%	11.2%	12.9%
All others	35.0%	30.3%	33.0%	28.8%
Total	100.0%	100.0%	100.0%	100.0%
Accounts Receivable — As of June 30, 2024 and December 31, 2023, Pepsi was the only customer with a balance greater than 10% of total accounts receivable. The accounts receivable balance due from Pepsi represented 63.6% and 69.0% of total accounts receivable as of June 30, 2024 and December 31, 2023, respectively.
Financial instruments that potentially subject the Company to concentrations of credit risk primarily include cash and cash equivalents, and accounts receivable. The Company ensures that its cash and cash equivalents are held with reputable financial institutions to mitigate this risk. As of June 30, 2024 and December 31, 2023, the Company had approximately $902.7 million and $755.5 million, respectively, in excess of the Federal Deposit Insurance Corporation limit.
Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company did not hold any instruments with original maturities exceeding three months.

Accounts Receivable and Current Expected Credit Losses — The Company is exposed to potential credit risks associated with its product sales and related accounts receivable, as it generally does not require collateral from its customers. The Company’s expected loss allowance methodology for accounts receivable is determined using historical collection experience, current and expected future economic and market conditions, a review of the current status of customers’ trade accounts receivables, and where available, a review of the financial condition and credit ratings of larger customers, including credit reports. Customers are pooled based on having specific risk factors in common, and the Company reassesses these customer pools on a periodic basis. The receivables allowance is based on aging of the accounts receivable balances and estimated credit loss percentages. . The Company uses the probability of default and forward-looking information to assess credit risk and estimate expected credit losses for its note receivable related to Qifeng Food Technology (Beijing) Co. Ltd ("Qifeng"). See Note 7. Note Receivable for more information on Qifeng and the note receivable.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)

Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies when such events are reasonable and supportable. Historical information is used in addition to reasonable and supportable information for forecast periods, where applicable.

Allowance for Expected Credit Losses
Balance as of December 31, 2023	$3,137
Current period change for expected credit losses	4,044
Balance as of June 30, 2024	$7,181
Inventories — Inventories are valued at the lower of cost or net realizable value with costs approximating those determined under the first-in, first-out method. Changes in the allowance are included in cost of revenue. See Note 5. Inventories for more information.
Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset, generally ranging from three to seven years. See Note 8. Property and Equipment for more information.
Long-Lived Assets — In accordance with ASC Topic 360, Property, Plant, and Equipment the Company reviews the carrying value of long-lived assets, which includes property and equipment-net, right-of-use assets, and definite-lived intangibles-net, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized for a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairment charges related to long-lived assets during the six months ended June 30, 2024 and 2023.
Long-Lived Asset Geographic Data — The following table sets forth long-lived asset information, which includes property and equipment-net, right-of-use assets, and definite-lived intangibles-net and excludes goodwill and indefinite-lived intangibles, for individual countries that represent a significant portion of the total:

	June 30, 2024	December 31, 2023
North America	$34,894	$24,316

Finland	11,591	12,153
Sweden	2,550	2,212
Other	30	29
Long-lived assets related to foreign operations	14,171	14,394
Total long-lived assets-net	$49,065	$38,710
Other Current Liabilities — Other current liabilities consisted of various state beverage container deposits and VAT/GST payables. As of June 30, 2024 and December 31, 2023, state beverage container deposits payables were $11.6 million and $10.1 million, respectively. As of June 30, 2024 and December 31, 2023, VAT/GST payables were $2.1 million and $0.8 million, respectively.
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
June 30, 2024
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
Distributor Termination Fees — In the event a distributor agreement is terminated prior to the end of its term, the Company incurs termination costs which are recorded in selling, general and administrative expenses. The Company incurred only immaterial termination costs during each of the three and six months ended June 30, 2024 and during each of the three and six months ended June 30, 2023.
Advertising Costs — Advertising costs are expensed as incurred and charged to selling, general and administrative expenses. The Company mainly uses targeted marketing initiatives, such as sporting events, print, radio, and television advertising, alongside direct sponsorships and endorsements. The Company incurred advertising costs of approximately $59.4 million and $36.5 million for the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred advertising costs of approximately $105.9 million and $67.5 million, respectively.
Research and Development — Research and development costs are charged to selling, general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test production of beverages. The Company incurred expenses of approximately $0.2 million for each of the three months ended June 30, 2024 and 2023, and approximately $0.5 million for each of the six months ended June 30, 2024 and 2023.
Foreign Currency Gain/Loss — The Company's foreign subsidiaries’ functional currencies are the local currencies of the country where operations are located. The net assets of foreign operations are translated into U.S. dollars using current exchange rates. The Company's foreign subsidiaries perform remeasurements of their assets and liabilities denominated in non-functional currencies on a periodic basis, and the gain or loss from these adjustments related to the fluctuations in foreign exchange rates versus the U.S. dollar are included in the consolidated statements of operations and comprehensive income as foreign exchange gain (loss). For the three months ended June 30, 2024 foreign exchange loss was approximately $0.3 million versus foreign exchange loss of $0.9 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, the Company recognized net foreign exchange loss of $0.6 million versus an exchange loss of approximately $1.0 million, for the six months ended June 30, 2023.
Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in other comprehensive income (loss) as foreign currency translation gain (loss), net of income tax. The Company experienced a foreign currency translation net loss for the three months ended June 30, 2024 of $0.3 million and a net loss of $0.6 million for the three months ended June 30, 2023. The Company incurred a net foreign currency translation loss of $1.7 million for the six months ended June 30, 2024 and an immaterial net gain for the six months ended June 30, 2023.
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
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
Income Taxes — The Company accounts for income taxes pursuant to the provisions of ASC Topic 740, Accounting for Income Taxes. This approach requires, among other things, an asset and liability approach to calculating deferred income taxes, and recognizing deferred tax assets and liabilities for expected future tax consequences stemming from temporary differences between asset and liability carrying amounts and their tax bases.
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
The Company also computes diluted EPS, which accounts for the impact of potentially dilutive securities on EPS. Dilutive EPS includes the effect of all potentially dilutive shares of common stock that were outstanding during the period. Such dilutive securities may include RSUs, PSUs, options, and convertible preferred stock. For the computation of diluted EPS, the numerator is adjusted for the reallocation of earnings to participating securities, reflecting the impact of potentially dilutive securities. The denominator is adjusted to include the weighted average number of additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued. See Note 3. Earnings per Share for more information.
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
Cost of Revenue — Cost of revenue consists of the costs of raw materials, which includes concentrates and liquid bases, co-packing fees, repacking fees, in-bound and out-bound freight charges, certain internal transfer costs, warehouse expenses incurred prior to the manufacturing of the Company’s finished products, inventory allowance for excess and obsolete products, and certain quality control costs. Raw materials account for the largest portion of the cost of revenue. Raw materials include cans, other containers, flavors, ingredients and packaging materials.
Shipping and Handling Costs — Shipping and handling costs for freight charges on goods shipped are included in cost of revenue. Freight expense on goods shipped for the three months ended June 30, 2024 and 2023 was approximately $14.2 million and $14.9 million, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred freight expenses on goods shipped of approximately $28.4 million and $29.1 million, respectively.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the "FASB") introduced ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances Segment Reporting disclosures. This update mandates detailed disclosures on key segment expenses and other items, including segment profit or loss measures. It also requires that companies with a single reportable segment provide comprehensive Topic 280 disclosures. The effective date is for fiscal years beginning after December 15, 2023, and interim periods in fiscal years after December 15, 2024, with retrospective application to all periods presented. The Company expects ASU 2023-07 to impact only disclosures with no effect on the Company's financial condition, results of operations or cash flows.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, introducing changes to income tax disclosures, primarily relating to effective tax rates and cash paid for taxes. This ASU requires companies to provide an annual rate reconciliation in both dollar figures and percentages, and changes the way annual income taxes paid are disclosed by all entities, necessitating a breakdown by federal, state, and foreign jurisdictions. The standard is effective for public business entities for fiscal years beginning after December 15, 2024. Prospective application is permitted. The Company expects ASU 2023-09 to impact only disclosures with no effect on the Company's financial condition, results of operations or cash flows.
3.EARNINGS PER SHARE
The Company’s Series A Preferred Stock is classified as a participating security in accordance with ASC 260. Net income allocated to the holders of Series A Preferred Stock is based on the Series A stockholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis.
For purposes of determining diluted earnings per common share, basic earnings per common share was adjusted to include the effect of potentially dilutive common shares outstanding. These potentially dilutive shares include unvested restricted stock and performance-based stock units. The more dilutive of the two-class method or the treasury method is used for this adjustment. Additionally, Series A Preferred Stock is included using the if-converted method.
Under the two-class method, net income is reallocated to common stock, the Series A Preferred Stock, and all potentially dilutive securities based on the contractual participating rights of the respective securities to share in the current earnings as if all of the earnings for the period had been distributed.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$79,783	$51,509	$157,594	$92,736
Dividends on Series A convertible preferred stock	(6,838)	(6,856)	(13,675)	(13,637)
Income allocated to participating preferred stock	(6,289)	(3,890)	(12,417)	(6,898)
Net income attributable to common stockholders	$66,656	$40,763	$131,502	$72,201

Effect of dilutive securities:
Allocation of earnings to participating securities	$6,289	$3,890	$12,417	$6,898
Reallocation of earnings to participating securities	(6,181)	(3,795)	(12,197)	(6,727)
Net income available to common stockholders after assumed conversions	$66,764	$40,858	$131,722	$72,372

Denominator:
Weighted average basic common shares outstanding	233,197	230,535	232,979	230,277
Dilutive effect of common shares	4,398	6,297	4,590	6,300
Weighted average diluted common shares outstanding	237,595	236,832	237,569	236,577

Earnings per share:
Basic	$0.29	$0.18	$0.56	$0.31
Dilutive	$0.28	$0.17	$0.55	$0.31

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
For each of the three and six months ended June 30, 2024 and June 30, 2023, 22.0 million potentially dilutive securities were excluded from the computation of diluted earnings per share related to common stockholders, as their effect was antidilutive.
4.REVENUE
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. The primary performance obligation is the promise to sell finished products to customers, including distributors, wholesalers, and retailers. Product sales occur once control or title is transferred based on the commercial terms of the applicable agreements with customers, and traditionally such agreements do not allow for a right of return. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Product sales are recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling, general and administrative expenses, in the Company's consolidated statements of operations and comprehensive income. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in incentives the Company offers to its customers and their customers.
Information about the Company’s net sales by geographical location for the three and six months ended June 30, 2024 and 2023 is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
North America	$382,351	$310,815	$721,863	$559,367
Europe	16,684	11,909	30,826	20,561
Asia-Pacific	860	1,606	1,535	2,864
Other	2,082	1,553	3,461	3,030
Net sales	$401,977	$325,883	$757,685	$585,822
All of the Company’s North America revenue is derived from the United States and Canada.
Sweden represented the largest foreign portion of total consolidated revenue, accounting for approximately $11.3 million and $7.9 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $21.2 million and $13.4 million for the six months ended June 30, 2024 and 2023, respectively.
Promotional (Billback) Allowances
The Company’s promotional allowance programs with its distributors or retailers are executed through separate agreements in the ordinary course of business (variable consideration). These agreements provide for one or more of the arrangements described below and are of varying duration. The Company’s billbacks are calculated based on various programs with distributors and retail customers, and accruals are established for the Company’s anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and distributor and retail customer performance levels. Differences between estimated and actual promotional and other allowances are recognized in the period such differences are determined.
Promotional allowances are recorded as reductions to revenue and primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following:
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
•incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined volume goals or other incentive targets;
•discounted products;
•contractual fees given to the Company’s distributors related to sales made directly by the Company to certain customers that fall within the distributors’ sales territories; and
•contractual fees given to distributors for items sold below defined pricing targets.
For the three months ended June 30, 2024 and 2023, promotional allowance included as a reduction of revenue was $121.4 million and $86.4 million, respectively. For the six months ended June 30, 2024 and 2023, promotional allowance included as a reduction of revenue was $216.4 million and $151.9 million, respectively.
Accrued promotional allowances were $156.5 million and $99.8 million as of June 30, 2024 and December 31, 2023, respectively.
Agreements with Pepsi
The Company executed multiple agreements with Pepsi on August 1, 2022, including the Distribution Agreement relating to the sale and distribution of certain of the Company’s beverage products in existing channels and distribution methods in the U.S., excluding certain existing customer accounts and sales channels, Puerto Rico and the U.S. Virgin Islands (collectively, the “Territory”). Under the Distribution Agreement, the Company granted Pepsi the right to sell and distribute its existing beverage products in existing channels and distribution methods and future beverage products that are added from time to time as licensed products under the Distribution Agreement in the Territory. The Distribution Agreement represents a master service agreement and can be cancelled by either party without cause in the nineteenth year of the term (i.e., 2041), the twenty-ninth year of the term (i.e., 2051) and in each 10th year thereafter (i.e., 2061, 2071, etc.) by providing 12 months’ written notice to the other party on August 1st of the year preceding the year of termination. Except for a termination by the Company “with cause” or a termination by Pepsi “without cause,” (each as defined in the Distribution Agreement), the Company is required to pay Pepsi certain compensation upon a termination as specified in the Distribution Agreement.
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
On August 1, 2022, the Company and Pepsi executed a transition agreement providing for the Company’s transition of certain existing distribution rights in the Territory to Pepsi (the “Transition Agreement”). Under the terms of the Transition Agreement, Pepsi agreed to pay the Company up to $250 million in multiple tranches to facilitate the Company’s transition of certain distribution rights to Pepsi. The Company received $227.8 million from Pepsi that were contractually restricted to be used only to pay termination fees due to other distributors; any excess cash received over amounts due to other distributors was required to be refunded to Pepsi. During 2023, $38.3 million of such funds were refunded to Pepsi. As of December 31, 2023, there was no refund liability owed to Pepsi.
On March 23, 2024, the Company entered into Amendment No. 1 to the Distribution Agreement with Pepsi, pursuant to which the Company will provide Pepsi with an incentive program designed to incentivize and compensate Pepsi for its continued focus on and actions to support the Company. These incentives are accounted for as promotional allowances and recorded as a reduction to revenue.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
Under the agreement, the Company granted Qifeng exclusive license rights and provides ongoing support in product development, brand promotion and technical expertise. The ongoing support is integral to the exclusive license rights; therefore, the license and the support represent a combined, single performance obligation. The transaction price consists of the guaranteed minimums and the variable royalty fees, all of which are allocated to the single performance obligation.
The Company uses the passage of time to measure progress towards satisfying its performance obligation because of its ongoing efforts in providing the exclusive license rights, including providing continuous access, updates and support, to product development, brand promotion and technical expertise.
5.INVENTORIES
Inventories-net consists of the following:

	June 30, 2024	December 31, 2023
Finished goods	$150,026	$184,434
Raw materials	34,717	49,022
Less: Inventory reserve	(4,074)	(4,181)
Inventories-net	$180,669	$229,275
6.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets totaled approximately $22.9 million and $19.5 million as of June 30, 2024 and December 31, 2023, respectively, consisting mainly of prepaid advances to co-packers related to inventory production, prepaid advertising, prepaid insurance, prepaid slotting fees, and deposits on purchases.
7.NOTE RECEIVABLE
The note receivable from Qifeng consists of the following:

	June 30, 2024	December 31, 2023
Note receivable-current	$3,395	$3,471
Allowance for expected credit losses	(2,229)	(1,153)
Total	$1,166	$2,318
Effective January 1, 2019, the Company entered into two separate economic agreements relating to the commercialization of Celsius products in China (i.e., the Qifeng exclusive license rights agreement and the Qifeng repayment of investment agreement). See Note 4. Revenue for information regarding the license agreement with Qifeng.
In addition to the license agreement, Qifeng agreed to repay, over a five-year period, the marketing investments made by Celsius into the China market through 2018. The repayment, which was formalized via a note receivable from Qifeng (the "Note"), must be serviced even if the licensing agreement is cancelled or terminated. The Note is denominated in Chinese-Yuan.
The Note required annual principal and interest payments on March 31 of each year, with the final payment scheduled for 2024. In February 2024, the Company amended the Note and extended the final maturity date to December 31, 2024. The Note is recorded at amortized cost. Interest income generated from the Note is contained in the financial statement line item Interest income on note receivable in the consolidated statements of operations and comprehensive income.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
restrictions and agreements, which include that a statement of account will be provided to Celsius on a quarterly basis to confirm and validate the existence of the remaining shares.
8.PROPERTY AND EQUIPMENT
Property and equipment-net consists of the following:

	Estimated Useful Life in Years	June 30, 2024	December 31, 2023
Merchandising equipment - coolers	3-7	$34,844	$21,908
Office equipment	3-7	1,623	1,467
Vehicles	5	6,687	6,143
Less: accumulated depreciation		(6,872)	(4,650)
Total		$36,282	$24,868
Depreciation expense amounted to approximately $1.2 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and is reflected in selling, general and administrative expenses. Depreciation expense amounted to approximately $2.3 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.
9.GOODWILL AND INTANGIBLES
At June 30, 2024 and December 31, 2023, goodwill was approximately $13.7 million and $14.2 million, respectively. The goodwill balance is subject to fluctuations as a result of changes in foreign exchange rates.
The carrying amount and accumulated amortization of intangible assets, net of the impact of foreign exchange rates, as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Definite-lived intangible assets
Customer relationships	$13,467	$13,911
Less: accumulated amortization	(2,424)	(2,233)
Definite-lived intangible assets-net	$11,043	$11,678

Indefinite-lived intangible assets
Brands	$448	$461
Intangibles-net	$11,491	$12,139
As of June 30, 2024 and December 31, 2023, there were no indicators of goodwill or intangible asset impairment. Customer relationships are amortized over an estimated useful life of 25 years, while brands have an indefinite life. Amortization expense for each of the three months ended June 30, 2024 and 2023 was approximately $0.1 million. Amortization expense for each of the six months ended June 30, 2024 and 2023 was approximately $0.3 million. Amortization expense is included in selling, general and administrative expenses.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
The following is the future estimated annualized amortization expense related to customer relationships:

2024	$270
2025	539
2026	539
2027	539
2028	539
Thereafter	8,617
Total	$11,043
10.ACCOUNTS PAYABLE AND ACCRUED EXPENSES
As of June 30, 2024 and December 31, 2023 accounts payable was approximately $47.4 million and $42.8 million, respectively.
Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Accrued freight	$2,900	$2,267
Accrued marketing	25,680	18,252
Accrued legal	4,373	7,633
Unbilled purchases	18,522	11,851
Other accrued expenses	28,158	22,117
Total	$79,633	$62,120
11.RELATED PARTY TRANSACTIONS
Transactions with Pepsi
As further described in Note 12. Mezzanine Equity, on August 1, 2022, the Company issued approximately 1.5 million shares of non-voting Series A Preferred Stock to Pepsi. The shares accounted for approximately 8.5% of the Company’s outstanding common stock on the date of issuance, on an if-converted method. The purchase agreement, pursuant to which Pepsi acquired the Series A Preferred Stock (the "Purchase Agreement"), grants Pepsi the right to designate a nominee for election to the Company’s Board of Directors (the "Board"), provided that Pepsi meets certain ownership requirements. In 2022, a Pepsi executive was designated by Pepsi and elected to the Board.
Based on Pepsi’s contractual representation rights for a seat on the Company’s Board, the Company concluded that Pepsi is a related party. The following transactions were recognized in the Company’s financial statements:
•Revenue from Pepsi amounted to $212.6 million and $184.9 million for the three months ended June 30, 2024 and 2023, respectively. Revenue from Pepsi amounted to $423.1 million and $341.4 million for the six months ended June 30, 2024, and 2023, respectively.
•Estimated accrued promotional allowance related to Pepsi was $98.5 million and $51.8 million at June 30, 2024 and December 31, 2023, respectively.
•Accounts receivable due from Pepsi on June 30, 2024 and December 31, 2023, were $171.5 million and $130.4 million, respectively.
•For the three months ended June 30, 2024 and June 30, 2023, the Company purchased Company-branded coolers from Grayhawk Leasing, LLC, a wholly owned subsidiary of Pepsi, amounting to $4.6 million and $2.4 million, respectively. For the six months ended June 30, 2024 and June 30, 2023, these purchases amounted to $8.1 million and $3.9 million, respectively.
•Pepsi provided the Company $227.8 million in cash under the Transition Agreement in 2022. This amount was used to settle termination fees with former distributors; any excess cash was contractually restricted and due back to Pepsi.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
During 2023, $38.3 million of such funds were refunded to Pepsi. As of December 31, 2023, there was no refund liability owed to Pepsi.
•The Company had deferred revenues (a contract liability) of approximately $172.0 million as of June 30, 2024, of which $162.5 million was classified as Deferred revenue-non-current, and $9.5 million was classified as Deferred revenue-current. Amortization of deferred revenue was $2.4 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively. Comparatively, as of December 31, 2023, deferred revenues were approximately $176.7 million, of which $167.2 million was classified as Deferred revenue-non-current, and $9.5 million was classified as Deferred revenue-current. Amortization of deferred revenue was $4.8 million and $4.7 million for the six months ended June 30, 2024 and 2023, respectively. The deferred revenues will continue to be recognized ratably over the 20-year term of the Distribution Agreement.
•On August 1, 2022, the Company issued Series A Preferred Stock with a fair value of $832.5 million for an issuance price of $550.0 million and recorded the $282.5 million excess as Deferred other costs in the accompanying consolidated balance sheets (See Note 12. Mezzanine Equity). As of June 30, 2024, unamortized deferred other costs were $14.1 million (current) and $241.3 million (non-current). As of December 31, 2023 unamortized deferred other costs were $14.1 million (current) and $248.3 million (non-current). Amortization of deferred other costs was $3.6 million and $7.1 million for the three and six months ended June 30, 2024, respectively. Amortization of deferred other costs was $3.6 million and $7.1 million for the three and six months ended June 30, 2023, respectively. These amounts were recorded as an offset to revenue. Costs are amortized over 20 years, the life of the agreement. Unamortized deferred other costs (current and non-current) are included in the consolidated balance sheets.
See Note 1. Organization and Description of Business, Note 2. Basis of Presentation and Summary of Significant Accounting Policies, Note 4. Revenue, and Note 12. Mezzanine Equity for more information on related parties.
Related Party Leases
The Company’s office space is leased from a company affiliated with CD Financial, LLC, which is owned by certain of the Company's principal stockholders. The leases extend until December 2024 and have a combined monthly rent of $55 thousand. The associated lease liability as of June 30, 2024 and December 31, 2023 was $0.3 million and $0.5 million, respectively.
12.MEZZANINE EQUITY
Series A Convertible Preferred Stock
As of June 30, 2024 and December 31, 2023, the Company has designated and authorized 1,466,666 shares of Series A Preferred Stock with a par value of $0.001 per share and a stated value of $375.00 per share. The stated value per share may be increased from time to time in the event dividends on the Series A are paid-in-kind (“PIK dividends”) pursuant to the Series A Certification of Designation (the “Series A Certificate”). On August 1, 2022, pursuant to the Purchase Agreement, the Company issued all of the authorized Series A Preferred Stock to Pepsi for stated cash consideration aggregating $550 million, excluding issuance costs. The Series A Preferred Stock was issued concurrently with the execution of the Distribution Agreement and the Transition Agreement. The Company determined that the aggregate fair value of the Series A Preferred Stock on the issuance date was $832.5 million, or $567.61 per share. Accordingly, the Series A Preferred Stock was recorded at that amount, net of issuance costs of $8.0 million, in the Company’s consolidated balance sheets, and consolidated statements of changes in stockholders’ equity and mezzanine equity.
The Company engaged a third-party valuation firm to assist in determining the fair value of the approximately 1.5 million shares of Series A Preferred Stock issued on August 1, 2022. The valuation of the Series A Preferred Stock represents a non-recurring fair value measurement. The Company used a Monte Carlo simulation model to determine the fair value of the Series A Preferred Stock on August 1, 2022. The Monte Carlo simulation utilized multiple level 2 input variables to determine the value of the Series A Preferred Stock including a volatility rate of 45%, risk free interest rate of 2.69%, 5.0% dividend rate, the closing price of the Company’s common stock on the issuance date of $98.87, (pre-split), a debt discount rate of 12.5% and a discount for lack of marketability attributed to the registration period of the underlying stock. The selected historical volatility was based on Celsius and a certain peer group. The risk-free interest rate was based on the U.S. STRIPS Rate with a corresponding term as of issuance date. The 5.0% dividend rate is consistent with the provisions of the Series A Preferred Stock and with the Company’s past payments of dividends made in cash. The debt discount rate was based on estimated credit analysis and corresponding market yields as of the issuance date. The Company applied a nominal discount for lack of marketability with respect to the assumed registration period of the underlying shares.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
Mezzanine Classification
The Series A Preferred Stock is redeemable in the event of a change in control as defined in the Series A Certificate. ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), specifically ASC 480-10-S99-3A, requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASC 480 an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A is not considered mandatorily redeemable other than in the event of a change of control, and a change in control is not solely in control of the Company. Accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in the consolidated balance sheets and consolidated statements of changes in stockholders’ equity and mezzanine equity, as of both June 30, 2024 and December 31, 2023.
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
Liquidation Preference
The Series A ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s common stock, (ii) senior to any class or series of capital stock of the Company expressly designated as ranking junior to the Series A, (iii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A, and (iv) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A. The aggregate liquidation preference of the Series A was $550 million as of both June 30, 2024 and December 31, 2023.
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
Stock Split
As a result of the Forward Stock Split, the conversion ratio for Series A Preferred Stock, initially set at five-for-one, was adjusted to fifteen-for-one. The adjustment maintains the proportional interests of Series A stockholders post-split. The revised conversion ratio, reflecting the impact of the Forward Stock Split, became effective on the split's effective date.
Dividends
The Series A entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind, or a combination thereof, at the Company’s election (“Regular Dividends”). Regular Dividends accrue on each share of Series A at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly Regular Dividends, shares of Series A also entitle the holder to participate in any dividends paid on the Company’s common stock on an as-converted basis. There were no cumulative undeclared dividends on the Series A at June 30, 2024. There were no dividends issued to common stockholders for the six months ended June 30, 2024 or 2023.
Redemption
Subject to certain conditions set forth in the Series A Certificate, Series A may be redeemed at a price per share of Series A equal to the sum of (i) the stated value of such share of Series A as of the applicable redemption date, plus (ii) without duplication, all

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
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
Upon a change in control and redemption, each Series A holder will receive, an amount equal to the greater of (A) the Redemption Price in cash, or (B) the cash and/or other assets (including securities) such holder would have received if each share of Series A were converted into a number of shares of common stock equal to the then-applicable conversion ratio and participated in such transaction resulting in such change of control as of the close of business on the business day immediately prior to the effective date of such transaction.
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
In the event of a holder-optional redemption, the Redemption Price will be payable, and the Company shall redeem the shares in three equal installments. These installments would commence on August 1, 2029, August 1, 2032, or August 1, 2035, as applicable, and in each case on the fifteenth- and thirtieth-month anniversary thereafter. On each redemption date for a holder-optional redemption, the Company will redeem shares of Series A on a pro rata basis according to the number of shares owned by each holder. The number of outstanding shares will be determined by dividing (i) the total number of shares of Series A Preferred Stock outstanding immediately prior to such redemption date by (ii) the number of remaining redemption dates (including the redemption date to which such calculation applies).
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
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
Conversion
The shares of Series A may be converted into shares of the Company’s common stock pursuant to the Series A Certificate either at the option of the Company or subject to an automatic conversion as discussed below. The Series A was issued with a conversion price of $25 which is potentially subject to adjustment pursuant to the Series A Certificate. The conversion ratio is calculated as the quotient of (a) the sum of (x) the stated value of such share of Series A as of the applicable conversion date, plus (y) all accrued and unpaid dividends previously added to the stated value of such share of Series A, and without duplication, all accrued and unpaid dividends per share of Series A through the applicable conversion date; divided by (b) the conversion price as of the conversion date. As of June 30, 2024, the conversion ratio of the Series A into common was one-for-fifteen. At June 30, 2024, approximately 22.0 million shares of the Company’s common stock were issuable upon conversion of the Series A Preferred Stock.
As of June 30, 2024, the Series A was not probable of becoming redeemable, as the most likely method of settlement is through conversion which is likely to occur before the holder's right to request redemption becomes exercisable.
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
•Any date from and after August 1, 2028, on which (x) the Company’s products meet a market share requirement during a specified period (as defined in the Distribution Agreement) and (y) the Ten-Day VWAP immediately prior to such date exceeds the conversion price of such share as of such date. In the case of an Automatic Conversion Event, each share of Series A then outstanding shall be converted into the number of shares of common stock equal to the conversion ratio of such share in effect as of the automatic conversion date. The occurrence of an Automatic Conversion Event will terminate any right of the holder to receive a redemption at their request even if such request had already been submitted, provided that the Series A Preferred shares had not already been redeemed.
13.INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain discrete items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, and state and local income taxes.

The effective income tax rate for the three months ended June 30, 2024 was 23.7%. Such rate differed from the statutory federal income tax rate of 21.0% primarily due to disallowed stock-based compensation expense and state income taxes, partially offset by windfall benefits on stock-based compensation awards. The effective income tax rate for the six months ended June 30, 2024 was 20.0%. Such rate differed from the statutory federal income tax rate of 21% primarily due to significant windfall benefits on stock-based compensation awards in the first quarter treated as a discrete items, offset by disallowed stock-based compensation expense and state income taxes.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
The effective income tax rate for the three months ended June 30, 2023 was 25.8%. Such rate differed from the statutory federal income tax rate of 21.0% primarily due to disallowed stock-based compensation expense and state income taxes, offset by windfall benefits on stock-based compensation awards. The effective income tax rate for the six months ended June 30, 2023 was 22.2%. Such rate differed from the statutory federal income tax rate of 21.0% primarily due to net benefits on stock-based compensation awards, disallowed stock-based compensation expense and state income taxes.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company’s tax returns for tax years beginning 2020 remain subject to potential examination by the taxing authorities.
14.STOCK-BASED COMPENSATION
On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan") with the objective of attracting and retaining highly competent personnel through opportunities to acquire the Company’s common stock.
As of June 30, 2024, 20.8 million shares were available for issuance under the 2015 Plan. The 2015 Plan expires in 2025, and the Company intends to seek stockholder approval of a new plan at the Company's 2025 annual meeting of stockholders.
The 2006 Incentive Stock Plan (the "2006 Plan"), which was adopted on January 18, 2007 and expired in 2017, similarly had the objective of attracting and retaining highly competent employees, directors, and independent consultants through opportunities to acquire the Company’s common stock. As of June 30, 2024, there were no unvested awards under the 2006 plan and certain vested but unexercised awards remained outstanding. No further awards can be granted under the 2006 Plan.
For the three months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense of approximately $4.7 million and $5.7 million, respectively, included in selling, general and administrative expenses. For the six months ended June 30, 2024 and 2023, this expense was approximately $8.3 million and $11.2 million, respectively, included in selling, general and administrative expenses.
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
A summary of the status of the Company’s outstanding stock options as of June 30, 2024 and changes during the six months ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Term (Yrs)
At December 31, 2023	4,918	$3.81	$249,541	4.45
Exercised	(927)	1.23	61,285	—
Forfeiture and cancelled	—	—	—	—
At June 30, 2024	3,991	$4.40	$210,269	4.61
Exercisable at June 30, 2024	3,991	$4.40	$210,269	4.61
(1) The intrinsic value represents the amount by which the fair value of the Company's common stock exceeds the option exercise price as of June 30, 2024.
The total intrinsic value of the stock options exercised was $12.5 million for the three months ended June 30, 2024 compared to $5.1 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, the total intrinsic value of the stock options exercised was $61.3 million compared to $28.1 million for the six months ended June 30, 2023. The total number of stock options exercised was 0.2 million during the three months ended June 30, 2024 compared to 0.1 million for the three months ended June 30, 2023.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
As of June 30, 2024, the Company did not have any unrecognized pre-tax non-cash compensation expense related to options to purchase shares.
Restricted Stock Units
Restricted stock units are awards that give the holder the right to receive one share of common stock for each restricted stock unit upon meeting service-based vesting conditions (typically annual vesting in three equal annual installments, with a requirement that the holder remains in the continuous employment of the Company). The Company determines the fair value of restricted stock-based awards that vest over time based on the market price of the common stock on the date of grant. The holders of unvested units do not have the same rights as stockholders and do not have the right to receive any dividends or the right to vote.
A summary of the Company’s restricted stock unit activity for the six months ended June 30, 2024 and 2023 is presented in the following table:

	Six Months Ended
	June 30, 2024		June 30, 2023
	Shares	Weighted Average Grant Date Fair Value	Shares(1)	Weighted Average Grant Date Fair Value(1)
Unvested at beginning of period	1,218	$26.13	1,617	$20.24
Granted	243	78.87	408	34.40
Vested	(624)	22.42	(588)	19.10
Forfeited and cancelled	(50)	33.10	(126)	22.57
Unvested at end of period	787	$44.93	1,311	$24.93
(1) Retrospectively adjusted for the Forward Stock Split.
The total fair value of shares vested during the six months ended June 30, 2024 and 2023 was approximately $37.1 million and $20.5 million, respectively. Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of June 30, 2024 and 2023 was $28.2 million and $24.0 million, respectively, and is expected to be expensed over the next 2.3 years.
Performance-based Stock Awards

Performance share units ("PSUs") are awards that give the holder the right to receive one share of common stock for each PSU upon meeting performance or market-based vesting conditions. These conditions typically include the attainment of specific metrics over a defined period. The fair value of the PSUs is determined based on either the grant date fair value for performance metrics or using a Monte Carlo simulation for market based awards. The Company recognizes expense if the metrics are probable of being achieved and expensed using either a straight line or an accelerated attribution model. Additionally, the Company recognizes compensation expense for non-employees in the same manner and periods as though cash had been paid for services received.

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

In March 2024, the Human Resource and Compensation Committee approved PSUs under the 2015 Plan with an aggregate award of approximately 65,000 shares of the Company's common stock for certain officers of the Company. Each PSU is initially equivalent in value to one share of Celsius' common stock. The PSUs vest over a period of three years from the grant date based on continuous service, with the number of shares earned (50% to 200% of the target awarded) depending upon the extent to which the Company can achieve certain financial and market performance targets measured over the period beginning January 1, 2024 through December 31, 2026. Approximately one-third of the PSUs were valued at $79.27 per PSU based on the Company's common stock price on the grant date, and the financial targets for vesting are based on the Company's achievement of certain revenue metrics. The Company recognizes the grant-date fair value of these PSUs, as stock-based compensation expense ratably over the vesting period based on the number of awards expected to vest at each reporting date. The remaining PSUs were valued

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
using a Monte Carlo simulation model. This model incorporates assumptions such as the risk-free interest rate based on zero-coupon yields implied by U.S. Treasury issuances, expected volatility derived from historical data of the Company and certain indices. The Company recognizes the grant-date fair value of these awards as stock-based compensation expense ratably over the vesting period. Approximately one-third of the performance target for vesting is based on total shareholder return ("TSR") relative to the Company's peer group, with each PSU valued at $134.75. The remaining one-third have a vesting performance target based on a specific market price, with each PSU valued at $20.25.
A summary of the Company’s PSU activity for the six months ended June 30, 2024 and 2023 is presented in the following table:

	Six Months Ended
	June 30, 2024		June 30, 2023
	Shares	Weighted Average Grant Date Fair Value	Shares (1)	Weighted Average Grant Date Fair Value (1)
Unvested at beginning of period	123	$29.43	228	$30.49
Granted	65	77.31	—	—
Vested	—	—	—	—
Forfeited and cancelled	—	—	—	—
Unvested at end of period	188	$45.60	228	$30.49
(1) Retrospectively adjusted for the Forward Stock Split.
Unrecognized compensation expense related to outstanding PSUs issued to employees and non-employee consultants as of June 30, 2024 was approximately $4.6 million, and is expected to be expensed over a weighted average period of 2.6 years.
Issuance of common stock pursuant to exercise of stock options and other awards
During the three months ended June 30, 2024, the Company issued an aggregate of 0.3 million shares of common stock under the 2015 Plan and received aggregate proceeds of approximately $0.2 million. During the six months ended June 30, 2024, the Company issued an aggregate of 1.6 million shares of common stock under the 2015 Plan and received aggregate proceeds of approximately $1.1 million.
During the three months ended June 30, 2023, the Company issued an aggregate of 0.3 million shares of its common stock under the 2015 Plan and 2006 Plan and received aggregate proceed of approximately $0.2 million. During the six months ended June 30, 2023, the Company issued an aggregate of 1.5 million shares of its common stock under the 2015 Plan and 2006 Plan and received aggregate proceed of approximately $0.7 million.

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
Derivative Actions
On January 11, 2023, certain of the Company’s directors and present and former officers were named as defendants in a derivative action complaint filed in the U.S. District Court for the District of Nevada, (the "Lampert Derivative Action"). The Company was

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
(Tabular dollars in thousands, except per share amounts)
named as a nominal defendant. The allegations involve purported false and misleading statements or omissions made between August 12, 2021, and March 1, 2022, which are claimed to have artificially inflated the Company’s stock price. This action asserts the following claims: (i) breach of fiduciary duty, (ii) unjust enrichment, and (iii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.
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
The Lampert Derivative Action remains stayed, pursuant to the Court’s Order, issued on July 9, 2024, which approved the parties’ joint stipulation to stay of litigation. The Ingrao Derivative Action remains stayed, following the Court’s entry of an Order, on September 11, 2023, approving the parties’ joint stipulation regarding stay of litigation. On March 11, 2024, the Hammond Derivative Action and the Hepworth Derivative Actions were voluntarily dismissed and, on April 11, 2024, a single complaint containing substantially similar allegations was filed in the U.S. District Court for the District of Nevada, (the "Refiled Derivative Action"). The Refiled Derivative Action remains stayed, following the Court’s Order, issued on June 12, 2024, approving the parties’ joint stipulation to stay the litigation. Plaintiffs have collectively proposed that certain corporate governance actions be implemented and have requested attorney fees. Although the Company believes the various derivative actions are without merit, the Company seeks to resolve the matter expeditiously and the parties are actively negotiating settlement.
Strong Arm Productions
On May 4, 2021, Plaintiffs Strong Arm Productions USA, Inc., Tramar Dillard p/k/a Flo Rida, and D3M Licensing Group, LLC filed a lawsuit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiffs asserted that the Company breached two endorsement and licensing agreements that were entered into, between Plaintiffs and the Company in 2014 and 2016. Plaintiffs alleged the Company had reached certain revenue and sales benchmarks set forth in the 2014 agreement that entitled them to receive 2.3 million shares (as adjusted for the Forward Stock Split) of the Company's common stock. In addition, Plaintiffs claimed they were entitled to receive unspecified royalties under the 2016 agreement.
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
The Company believes that the likelihood that the full amount of the judgment will be affirmed is not probable. The Company currently estimates a range of possible outcomes between $2.1 million and $82.6 million plus interest and has accrued a liability as of June 30, 2024, reflected in accounts payable and accrued expenses in the consolidated balance sheets, at the low end of that range. The ultimate amount of the original judgement that the Company may be required to pay could be materially different than the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
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
As of June 30, 2024 and December 31, 2023, the Company had purchase commitments to third parties of $82.0 million and $55.3 million, respectively. The Company's purchase obligations are primarily related to third party suppliers and have arisen through the normal course of business. These obligations vary in terms and none are individually significant.
As of June 30, 2024 and December 31, 2023, the Company had long term contractual obligations aggregating to approximately $45.7 million and $34.4 million, respectively, which related primarily to suppliers, sponsorships, and other marketing activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
When used in this Quarterly Report on Form 10-Q (this "Report"), unless otherwise indicated, the terms the “Company,” “Celsius,” “we,” “us” and “our” refer to Celsius Holdings, Inc. and its subsidiaries.
Note Regarding Forward-Looking Statements
This Report contains forward-looking statements that are based on the current expectations of our Company and management about future events within the meaning of the United States Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance of the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Report that are not clearly historical in nature, including statements regarding the strategic investment by and long term partnership with PepsiCo, Inc. ("Pepsi"); anticipated financial performance; management’s plans and objectives for international expansion and future operations globally; the successful development, commercialization, and timing of new products; business prospects; outcomes of regulatory proceedings; market conditions; the current and future market size for existing or new products; any stated or implied outcomes with regards to the foregoing; and other matters are forward-looking. Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
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

Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I,Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report"). Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this Report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Business Overview
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
Our flagship asset, CELSIUS®, is marketed as a premium lifestyle and energy drink formulated to power active lifestyles with ESSENTIAL ENERGYTM. This product line comes in two versions, a 12-ounce ready-to-drink form and an on-the-go powder form. During 2023, we introduced a new CELSIUS® Essentials line, available in 16-ounce cans. Our products are currently offered in major retail channels across the U.S., including conventional grocery, natural, convenience, fitness, mass market, vitamin specialty and e-commerce. Additionally, our products are currently offered in certain Canadian, European, Middle Eastern, and Asia-Pacific markets.
An integral part of our value proposition is our focus on the functional energy drink and liquid supplement category, ensuring our products have clear and proven benefits. This is why we invest in research and development from the start and utilize our proprietary MetaPlus formulation in our portfolio, a blend of ginger root, guarana seed extract, chromium, vitamins, and green tea extract.
During 2024, we have continued to develop our U.S. Pepsi relationship as well as expanding our international presence through the following arrangements:
•In January 2024, we announced Pepsi as our exclusive distributor in Canada, as well as a new relationship with Lucozade Ribena Suntory Limited ("Suntory") to serve as our exclusive sales and distribution partner in the United Kingdom and the Republic of Ireland.
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
Results of Operations
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Revenue
For the three months ended June 30, 2024, revenue was approximately $402.0 million, compared to $325.9 million for the three months ended June 30, 2023. This growth was primarily driven by increased revenues from North America, which experienced continued gains in distribution points, shelf space, and SKUs per location, offset in part by a reduction in days on hand inventory by our largest distributor.
European revenues for the three months ended June 30, 2024 were $16.7 million, compared to $11.9 million for the three months ended June 30, 2023. The revenue increase in Europe was predominantly driven by successful innovation launches. Asia-Pacific revenues contributed an additional $0.9 million. Other international markets, including Puerto Rico, generated approximately $2.1 million in revenue for the three months ended June 30, 2024.

The following table sets forth revenues by geographical location:

	For The Three Months Ended June 30,
Revenue Source	2024	2023	Dollar Change	Percentage Change
Total	$401,977	$325,883	$76,094	23%

North America	$382,351	$310,815	$71,536	23%

Europe	$16,684	$11,909	$4,775	40%

Asia-Pacific	$860	$1,606	$(746)	(46)%

Other	$2,082	$1,553	$529	34%
Gross Profit
For the three months ended June 30, 2024, gross profit increased by $50.1 million, or 32%, to $209.1 million, from $159.0 million for the three months ended June 30, 2023. Gross profit margins reflected an increase to 52% for the three months ended June 30, 2024 from 49% for the same period in 2023. Gross profit margin improvements resulted from decreases in raw and package material unit cost and reduced outbound freight cost as a percentage of revenue.
Selling, General and Administrative Expenses
For the quarter ended June 30, 2024, selling, general and administrative ("SG&A") expenses totaled approximately $114.9 million, up 22% or $20.7 million from $94.2 million for the second quarter of 2023.
The breakdown of changes within SG&A primarily consisted of:
•a $22.9 million increase in marketing investments;
•a $9.7 million increase in employee costs, reflecting our ongoing investments to support growth;
•a $10.4 million decrease in general administrative costs primarily due to lower consulting fees;
•a $1.0 million decrease in stock-based compensation driven by certain stock options being fully expensed in prior periods; and
•a $0.5 million decrease in other SG&A expenses, including storage, research and development, and depreciation.
Other Income
Other income for the three months ended June 30, 2024 was $10.4 million, which reflects an increase of $5.8 million versus $4.6 million for the three months ended June 30, 2023. The increase was primarily attributable to greater interest income earned on cash held in our money market accounts, partially offset by foreign exchange rate transaction loss.
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders for the three months ended June 30, 2024 was $66.7 million, representing basic earnings per share of $0.29 based on a basic weighted average of 233.2 million shares outstanding. In comparison, for the three months ended June 30, 2023, net income attributable to common stockholders was $40.8 million, representing basic earnings per share of $0.18 based on a basic weighted average of 230.5 million shares outstanding. Diluted earnings per share was $0.28 and $0.17 for the three months ended June 30, 2024 and 2023, respectively.

Six months ended June 30,2024 compared to six months ended June 30, 2023
Revenue
For the six months ended June 30, 2024, revenue was approximately $757.7 million, compared to $585.8 million for the six months ended June 30, 2023. This growth was primarily driven by increased revenues in North America, which experienced continued gains in distribution points, shelf space, and SKUs per location, offset in part by a reduction in days on hand inventory by our largest distributor.
European revenues for the six months ended June 30, 2024 were $30.8 million, which increased by $10.3 million or 50% from the same period in 2023. The revenue increase in Europe was predominantly driven by successful innovation launches. Asia-Pacific revenues contributed an additional $1.5 million. Other international markets, including Puerto Rico, generated approximately $3.5 million in revenue for the six months ended June 30, 2024.
The following table sets forth revenues by geographical location:

	For The Six Months Ended June 30,
Revenue Source	2024	2023	Dollar Change	Percentage Change
Total	$757,685	$585,822	$171,863	29%

North America	$721,863	$559,367	$162,496	29%

Europe	$30,826	$20,561	$10,265	50%

Asia-Pacific	$1,535	$2,864	$(1,329)	(46)%

Other	$3,461	$3,030	$431	14%
Gross Profit
For the six months ended June 30, 2024, gross profit increased by $118.5 million, or 43%, to $391.3 million, from $272.8 million for the six months ended June 30, 2023. Gross profit margins reflected an increase to 52% for the six months ended June 30, 2024 from 47% for the same period in 2023. Gross profit margin improvements resulted from decreases in raw and package material unit cost and reduced outbound freight cost as a percentage of revenue.
Selling, General and Administrative Expenses
For the six months ended June 30, 2024, SG&A expenses totaled $213.9 million, up 31% or approximately $50.8 million from $163.1 million in the same quarter of 2023.
The breakdown of changes within SG&A primarily consisted of:
•a $38.4 million increase in marketing investments;
•a $17.2 million increase in employee costs, reflecting our ongoing investments to support growth;
•a $7.2 million increase in all other SG&A expenses, including storage, research and development, and depreciation;
•a $9.1 million decrease in general administrative costs primarily due to lower consulting fees; and
•a $2.9 million decrease in stock-based compensation driven by certain stock options being fully expensed in the prior period.
Other Income
Other income for the six months ended June 30, 2024 was $19.7 million, which reflects an increase of $10.2 million versus $9.5 million for the six months ended June 30, 2023. The increase was primarily attributable to interest income earned on cash held in our money market accounts, partially offset by foreign exchange rate transaction loss.

Net Income Attributable to Common Stockholders
Net income attributable to common stockholders for the six months ended June 30, 2024 was $131.5 million, representing basic earnings per share of $0.56 based on a basic weighted average of 233.0 million shares outstanding. In comparison, for the six months ended June 30, 2023, net income attributable to common stockholders was $72.2 million, representing basic earnings per share of $0.31 based on a basic weighted average of 230.3 million shares outstanding. Diluted earnings per share was $0.55 and $0.31 for the six months ended June 30, 2024 and 2023, respectively.
Liquidity and Capital Resources
General
As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $903.2 million and $756.0 million, respectively, and working capital of approximately $1,072.0 million and $928.3 million, respectively.
Our primary sources of liquidity are cash flows from operations and our existing cash balances. Please refer to Part 1, Item 1A, "Risk Factors" of our 2023 Annual Report for specific risk factors that could have a material impact on our operations. We believe that our current cash resources are sufficient to fund our cash outflows for both our short and long-term cash needs.
Purchases of inventories, increases in accounts receivable and other assets, equipment purchases (including coolers), advances to certain of our co-packers, payments of accounts payable, and income taxes are expected to remain our principal recurring uses of cash and material cash requirements.
Cash flows for the six months ended June 30, 2024 and June 30, 2023
Cash flows provided by operating activities
Cash flows provided by operating activities totaled approximately $174.3 million for the six months ended June 30, 2024, which compares to $45.2 million of cash provided by operating activities for the six months ended June 30, 2023. The approximately $129.0 million increase in operating cash generated is attributable to our increase in net income partially offset by the timing of cash receipts.
Cash flows used in investing activities
Cash flows used in investing activities totaled approximately $13.7 million for the six months ended June 30, 2024, which compares to cash used in investing activities of $3.6 million for the six months ended June 30, 2023. The increase in cash used in investing activities was primarily due to increased purchases of property and equipment, with purchases of approximately $13.7 million in the current year period versus $6.8 million for the six months ended June 30, 2023. For the six months ended June 30, 2023, property and equipment purchases were partially offset by collections from our note receivable received from our China licensee of approximately $3.2 million.
Cash flows used in financing activities
Cash flows used in financing activities totaled $12.6 million for the six months ended June 30, 2024, which compares to cash used in financing activities of $13.0 million for the six months ended June 30, 2023. The main driver for cash used in financing activities for both periods was cash dividends paid on our outstanding shares of Series A Preferred Stock, all of which is held by Pepsi.
Off Balance Sheet Arrangements
As of June 30, 2024 and December 31, 2023, we had no off balance sheet arrangements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date because of the material weakness in internal control over financial reporting described below.
Our Chief Executive Officer and our Chief Financial Officer do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. Although our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and our Chief Financial Officer evaluated whether our disclosure controls and procedures were effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if an individual desires to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
We identified a material weakness as of December 31, 2023 in our internal control over financial reporting, which was not fully remediated as of June 30, 2024. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We concluded that our internal control over financial reporting was not effective as of December 31, 2023 and was not fully remediated as of June 30, 2024 with respect to the following processes as the result of the ineffective design and operation of business process level controls: (i) accounting for revenue recognition, (ii) accounting for promotional allowances, and (iii) accounting for inventories.
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

Changes in Internal Control Over Financial Reporting
During the six months ended June 30, 2024, we have been implementing and will aggressively continue to implement changes to improve the control environment with respect to the business process level controls that led to the material weakness in our internal control over financial reporting as of December 31, 2023 discussed above. We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal control over financial reporting and remediate the material weakness noted above. These remedial measures were considered changes to our internal control environment that had a material effect on our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated herein by reference to Note 15. Commitments and Contingencies in the consolidated financial statements in Part I, Item 1, of this Report.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

Form of Indemnification Agreement

On August 1, 2024, the Board approved a form of indemnification agreement that may be entered into between the Company and the Company’s directors and certain executive officers, a copy of which is filed as Exhibit 10.4 to this Report and incorporated by reference in this Item 5.

Jarrod Langhans Employment Agreement Amendment

On August 2, 2024, the Company entered into an amendment (the “Employment Agreement Amendment”), effective August 1, 2024, to its Employment Agreement, dated February 2, 2024, with Jarrod Langhans, the Company’s Chief Financial Officer (the “Employment Agreement”), which amended the Employment Agreement to provide for the following:

•in the event of termination other than for “cause” or with “good reason” (as each defined in the Employment Agreement), Mr. Langhans will additionally receive the prorated amount, based on the date of termination, of his target annual bonus for the year in which the termination occurs;
•subject to certain conditions, in the event of a termination of employment in connection with a change in control, Mr. Langhans would be entitled to two times (increased from 1.5 times) the sum of (i) his base salary in effect on the termination date plus (ii) his target annual performance bonus for the calendar year in which the termination occurs; and
•subject to certain conditions in the event of termination of employment in connection with a change in control, Mr. Langhans would additionally receive a prorated amount, based on his termination, of his target annual bonus for the year in which the termination date occurs.

The foregoing description of the Employment Agreement Amendment is only a summary and is qualified in its entirety by the full text of the Employment Agreement Amendment, which is filed as Exhibit 10.2 to this Report and incorporated by reference in this Item 5.

Executive Severance Plan

On August 1, 2024, the Board adopted the Celsius, Inc. Executive Severance Pay Plan (the “Executive Severance Plan”), effective August 1, 2024, which generally applies to the Company’s executive officers, including the Company’s chief executive officer and chief financial officer. The Executive Severance Plan provides for the payment of severance and other benefits to eligible executive officers in the event of (i) an involuntary termination of employment with the Company other than for Cause, or (ii) resignation for Good Reason (as such capitalized terms are defined in the Executive Severance Plan). In the event of an executive officers’ qualifying termination and subject to such executive officer’s execution of a general release of liability against the Company and other requirements as specified in the Executive Severance Plan, the Company would award the following payments and benefits to the eligible executive officers:

•a lump sum payment of the (i) sum of (A) the executive officer’s base salary plus 100% of such executive officer’s target annual bonus for the year in which the termination occurs and (B) the prorated amount, based on the date of termination, of such executive officer’s target annual bonus for the year in which the termination occurs, minus (ii) amounts payable under any government-mandated severance that does not prohibit offset and any any outstanding debt owed to the Company; and
•a lump sum payment equal to such executive officer’s COBRA premiums over a 12-month period.

Notwithstanding the foregoing, no executive officer would be entitled to benefits under the Executive Severance Plan to the extent such executive officer will receive greater benefits under any other applicable contractual plan or arrangement. Additionally, the Board’s Human Resources and Compensation committee, as plan administrator, may, as it deems appropriate, in its sole and absolute discretion, authorize severance benefits in an amount different (greater or less) from the guideline amounts set forth in the Executive Severance Plan.

The foregoing description of the Executive Severance Plan is only a summary and is qualified in its entirety by the full text of the Executive Severance Plan, which is filed as Exhibit 10.3 to this Report and incorporated by reference in this Item 5.

Form of Executive Change in Control and Indemnity Agreement

On August 1, 2024, the Board adopted a form of Executive Change in Control and Indemnity Agreement (the “CIC Agreement”), that may be entered into from time to time with certain executive officers of the Company. The CIC Agreement provides for the payment of severance and other benefits in the event that, during the three month period preceding and the two-year period following a Change in Control, the applicable executive is terminated by the Company other than for Cause, or if such executive voluntarily resigns for Good Reason (as such capitalized terms are defined in the CIC Agreement). In the event of a qualifying termination and subject to the executive officer’s execution of a general release of liability against the Company and other requirements as specified in the CIC Agreement, the Company shall pay to such executive:

•any accrued obligations, including (i) the executive officer’s earned but unpaid base salary through such officer’s termination, (ii) payment of any accrued paid time off, (iii) reimbursement of certain expenses and (iv) any earned but unpaid annual bonus for any year preceding the fiscal year in which the termination occurs;
•a cash payment equal to the product of (i) two times the sum of (A) the executive officer’s base salary plus (B) 100% of such executive officer’s target annual bonus for the year in which the termination occurs;
•a prorated amount of such executive officer’s target annual bonus for the year in which the termination occurs; and
•a lump sum payment equal to such executive officer’s COBRA premiums over an 18-month period.

The CIC Agreement additionally includes confidentiality, non-competition, non-solicitation and intellectual property covenants in favor of the Company, as well and indemnification provisions in favor of the applicable executive.

The foregoing description of the CIC Agreement is only a summary and is qualified in its entirety by the full text of the CIC Agreement, which is filed as Exhibit 10.4 to this Report and incorporated by reference in this Item 5.

Second Amended & Restated Bylaws

On August 1, 2024, the Company’s Board of Directors (the “Board”) adopted the Company’s Second Amended and Restated Bylaws (the “Second A&R Bylaws”), which amended and restated in their entirety the Company’s First Amended and Restated Bylaws to: (i) provide that special meetings of stockholders may be called exclusively by the Chair of the Board, the President or by the Board; (ii) provide that any action that may be taken by stockholders at a meeting thereof must be taken at such a meeting and not by written consent; (iii) make clear that stockholders have the right to amend the Company’s bylaws; (iv) update the exclusive forum selection provision, including to conform to changes in Nevada law; and (v) include general indemnification provisions applicable to the Company’s directors, officers and other employees. The Second A&R Bylaws additionally include certain immaterial and ministerial revisions and changes, including those to conform with Nevada law and explicitly provide for the use of forms of electronic communication. The Second A&R Bylaws became effective upon adoption by the Board on August 1, 2024.

The foregoing description of the Second A&R Bylaws is only a summary and is qualified in its entirety by the full text of the Second A&R Bylaws, which are filed as Exhibit 3.2 to this Report and incorporated by reference in this Item 5.

Rule 10b5-1 Trading Arrangements

From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the quarter ended June 30, 2024, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
Index to Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Composite Articles of Incorporation of Celsius Holdings, Inc.	10-K	3.1	2/29/2024

3.2	Second Amended and Restated Bylaws

10.1†*	Form of Indemnification Agreement

10.2†*	First Amendment, effective August 1. 2024, to the Employment Agreement between the Company and Jarrod Langhans dated February 2, 2024

10.3†*	Executive Severance Pay Plan and Summary Plan Description

10.4†*	Form of Executive Change in Control and Indemnity Agreement

10.5†*	Form of Restricted Stock Grant Agreement for certain employees of the Company

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline iXBRL and contained in Exhibit 101
*Filed herewith
**Furnished herewith
†    Management contract or compensatory plan arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Date: August 5, 2024	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2024	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)