Form 10-Q
period 2024-09-30
Celsius Holdings, Inc.
filed 2024-11-06
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of October 30, 2024, the registrant had 235,031,452 shares of its common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Celsius Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$903,748	$755,981
Accounts receivable-net[1]	208,774	183,703
Note receivable-current-net	1,025	2,318
Inventories-net	197,572	229,275
Deferred other costs-current[2]	14,124	14,124
Prepaid expenses and other current assets	38,227	19,503
Total current assets	1,363,470	1,204,904

Property and equipment-net	38,370	24,868
Deferred tax assets	24,186	29,518
Right of use assets-operating leases	5,506	1,957
Right of use assets-finance leases	214	208
Deferred other costs-non-current[2]	237,746	248,338
Intangibles-net	11,877	12,139
Goodwill	14,360	14,173
Other long-term assets	8,594	291
Total Assets	$1,704,323	$1,536,396

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable[3]	$30,938	$42,840
Accrued expenses[4]	73,024	62,120
Income taxes payable	739	50,424
Accrued promotional allowance[5]	158,810	99,787
Lease liability operating-current	1,358	980
Lease liability finance-current	99	59
Deferred revenue-current[2]	9,513	9,513
Other current liabilities	14,979	10,890
Total current liabilities	289,460	276,613

Lease liability operating-non-current	4,193	955
Lease liability finance-non-current	189	193
Deferred tax liabilities	2,275	2,880
Deferred revenue-non-current[2]	160,092	167,227
Total Liabilities	456,209	447,868

Commitments and contingencies (Note 16)

Mezzanine Equity[2]:
Series A convertible preferred stock, $0.001 par value per share, 5% cumulative dividends; 1,466,666 shares issued and outstanding at each of September 30, 2024 and December 31, 2023, aggregate liquidation preference of $550,000 as of both September 30, 2024 and December 31, 2023.	824,488	824,488
Stockholders’ Equity:
Common stock, $0.001 par value per share; 300,000,000 shares authorized, 234,982,044 and 231,787,482 shares issued and outstanding at each of September 30, 2024 and December 31, 2023, respectively	79	77
Additional paid-in capital	292,576	276,717
Accumulated other comprehensive loss	(338)	(701)
Retained earnings (accumulated deficit)	131,309	(12,053)
Total Stockholders’ Equity	423,626	264,040
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$1,704,323	$1,536,396
[1] Includes $118.1 million and $130.0 million from a related party as of September 30, 2024 and December 31, 2023, respectively.
[2] Amounts in this line item are associated with a related party for all periods presented.
[3] Includes $0.8 million and $0.1 million due to a related party as of September 30, 2024 and December 31, 2023, respectively.
[4] Includes no balance due to a related party as of September 30, 2024 and $1.0 million as of December 31, 2023.
[5] Includes $101.3 million and $51.8 million due to a related party as of September 30, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue[1]	$265,748	$384,757	$1,023,433	$970,579
Cost of revenue	143,519	190,675	509,899	503,685
Gross profit	122,229	194,082	513,534	466,894
Selling, general and administrative expenses[2]	125,443	96,385	339,310	259,471
(Loss) income from operations	(3,214)	97,697	174,224	207,423

Other income (expense):
Interest income on note receivable	—	28	28	101
Interest income-net	11,112	7,197	31,371	17,666
Foreign exchange gain (loss)	277	(177)	(356)	(1,226)
Total other income	11,389	7,048	31,043	16,541

Net income before provision for income taxes	8,175	104,745	205,267	223,964

Provision for income taxes	(1,819)	(20,796)	(41,317)	(47,279)
Net income	$6,356	$83,949	$163,950	$176,685

Dividends on Series A convertible preferred stock[3]	(6,913)	(6,875)	(20,588)	(20,512)
Income allocated to participating preferred stock[3]	—	(6,702)	(12,357)	(13,605)
Net (loss) income attributable to common stockholders	$(557)	$70,372	$131,005	$142,568

Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax	2,025	(664)	363	(660)
Comprehensive income	$1,468	$69,708	$131,368	$141,908

(Loss) earnings per share[4]:
Basic	$(0.00)	$0.30	$0.56	$0.62
Diluted	$(0.00)	$0.30	$0.55	$0.60
Weighted average shares outstanding[4]:
Basic	233,696	231,006	233,219	230,523
Diluted	233,696	237,273	237,480	236,886
[1] Includes $124.7 million and $547.8 million for the three and nine months ended September 30, 2024, respectively, and $248.6 million and $590.0 million for the three and nine months ended September 30, 2023, respectively, from a related party.
[2] Includes $0.5 million and $1.6 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.1 million for the three and nine months ended September 30, 2023, respectively, from a related party.
[3] Amounts in this line item are associated with a related party for all periods presented.
[4] Forward Stock Split - The accompanying consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the three-for-one stock split that became effective on November 13, 2023. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for more information.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands except per share amounts)
(Unaudited)

	Stockholders' Equity
	Common Stock						Mezzanine Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Preferred Stock	Amount
Balance at December 31, 2023	231,787	$77	$276,717	$(701)	$(12,053)	$264,040	1,467	$824,488
Stock-based compensation	—	—	3,563	—	—	3,563	—	—
Stock option exercises, RSUs and PSUs converted to common stock	1,283	1	967	—	—	968	—	—
Dividends paid on Series A convertible preferred stock ($4.66)	—	—	—	—	(6,837)	(6,837)	—	—
Foreign currency translation	—	—	—	(1,354)	—	(1,354)	—	—
Net income	—	—	—	—	77,811	77,811	—	—
Balance at March 31, 2024	233,070	$78	$281,247	$(2,055)	$58,921	$338,191	1,467	$824,488
Stock-based compensation	—	—	4,746	—	—	4,746	—	—
Stock option exercises, RSUs and PSUs converted to common stock	274	—	180	—	—	180	—	—
Dividends paid on Series A convertible preferred stock ($4.66 per share)	—	—	—	—	(6,838)	(6,838)	—	—
Foreign currency translation	—	—	—	(308)	—	(308)	—	—
Net income	—	—	—	—	79,783	79,783	—	—
Balance at June 30, 2024	233,344	$78	$286,173	$(2,363)	$131,866	$415,754	1,467	$824,488
Stock-based compensation	—	—	5,376	—	—	5,376	—	—
Stock option exercises, RSUs and PSUs converted to common stock	1,679	1	2,685	—	—	2,686	—	—
Dividends paid on Series A convertible preferred stock ($4.71 per share)	—	—	—	—	(6,913)	(6,913)	—	—
Repurchase of common stock related to tax withholdings	(41)	—	(1,658)	—	—	(1,658)	—	—
Foreign currency translation	—	—	—	2,025	—	2,025	—	—
Net income	—	—	—	—	6,356	6,356	—	—
Balance at September 30, 2024	234,982	$79	$292,576	$(338)	$131,309	$423,626	1,467	$824,488

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands except per share amounts)
(Unaudited)

	Stockholders' Equity
	Common Stock						Mezzanine Equity
	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Preferred Stock	Amount
Balance at December 31, 2022	229,147	$76	$280,668	$(1,881)	$(238,772)	$40,091	1,467	$824,488
Adoption of accounting standard	—	—	—	—	(82)	(82)	—	—
Stock-based compensation	—	—	5,507	—	—	5,507	—	—
Stock option exercises, RSUs and PSUs converted to common stock	1,200	1	478	—	—	479	—	—
Dividends paid on Series A convertible preferred stock ($4.62 per share)	—	—	(6,781)	—	—	(6,781)	—	—
Foreign currency translation	—	—	—	594	—	594	—	—
Net income	—	—	—	—	41,227	41,227	—	—
Balance at March 31, 2023	230,347	$77	$279,872	$(1,287)	$(197,627)	$81,035	1,467	$824,488
Stock-based compensation	—	—	5,735	—	—	5,735	—	—
Stock option exercises, RSUs and PSUs converted to common stock	306	—	229	—	—	229	—	—
Dividends paid on Series A convertible preferred stock($4.67 per share)	—	—	(6,856)	—	—	(6,856)	—	—
Foreign currency translation	—	—	—	(590)	—	(590)	—	—
Net income	—	—	—	—	51,509	51,509	—	—
Balance at June 30, 2023	230,653	$77	$278,980	$(1,877)	$(146,118)	$131,062	1,467	$824,488
Stock-based compensation	—	—	4,979	—	—	4,979	—	—
Stock option exercises, RSUs and PSUs converted to common stock	1,023	—	896	—	—	896	—	—
Dividends paid on Series A convertible preferred stock ($4.69 per share)	—	—	(6,875)	—	—	(6,875)	—	—
Foreign currency translation	—	—	—	(664)	—	(664)	—	—
Net income	—	—	—	—	83,949	83,949	—	—
Balance at September 30, 2023	231,676	$77	$277,980	$(2,541)	$(62,169)	$213,347	1,467	$824,488

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
The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For The Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$163,950	$176,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,888	2,121
Allowance for expected credit losses[1]	4,279	1,880
Amortization of deferred other costs[2]	10,593	10,593
Inventory excess and obsolescence	17,118	2,677
Loss on disposal of property and equipment	126	195
Stock-based compensation expense	13,685	16,221
Deferred income taxes-net	4,727	(44,303)
Foreign exchange loss	356	258
Changes in operating assets and liabilities:
Accounts receivable-net[3]	(26,529)	(153,271)
Inventories-net	14,585	(28,092)
Prepaid expenses and other current assets	(20,261)	(12,406)
Accounts payable[4]	(12,259)	16,934
Accrued expenses[5]	11,151	(2,282)
Income taxes payable	(49,631)	57,662
Accrued promotional allowance[6]	59,023	100,580
Accrued distributor termination fees	(248)	(3,986)
Other current liabilities	4,094	5,239
Change in right of use and lease obligation-net	17	(64)
Deferred revenue[2]	(7,135)	(10,593)
Other long-term assets	(5,303)	(2)
Net cash provided by operating activities	187,226	136,046

Cash flows from investing activities:
Collections from note receivable	—	3,233
Purchase of property and equipment[7]	(17,983)	(12,687)
Purchase of non-marketable equity securities	(3,000)	—
Net cash used in investing activities	(20,983)	(9,454)

Cash flows from financing activities:
Principal payments on finance lease obligations	(46)	(33)
Proceeds from exercise of stock options	3,832	1,603
Cash dividends paid on Series A convertible preferred stock[2]	(20,588)	(20,512)
Repurchase of common stock related to tax withholdings	(1,658)	—
Net cash used in financing activities	(18,460)	(18,942)

Effect of exchange rate changes on cash and cash equivalents	(16)	(555)
Net increase in cash and cash equivalents	147,767	107,095
Cash and cash equivalents at beginning of the period	755,981	652,927

Cash and cash equivalents at end of the period	$903,748	$760,022
Supplemental disclosures:
Cash paid for:
Taxes	$99,032	$33,049
[1] Includes $0.5 million and $0.4 million associated with a related party for the nine months ended September 30, 2024 and 2023, respectively.
[2] Amounts in this line item are associated with a related party for all periods presented.
[3] Includes $11.9 million and $(129.3) million associated with a related party for the nine months ended September 30, 2024 and 2023, respectively.
[4] Includes $0.7 million associated with a related party for the nine months ended September 30, 2024 with no balance for 2023.
[5] Includes $(1.0) million and $(0.9) million associated with a related party for the nine months ended September 30, 2024 and 2023, respectively.
[6] Includes $49.5 million and $68.6 million associated with a related party for the nine months ended September 30, 2024 and 2023, respectively.
[7] Includes $(8.8) million and $(6.2) million associated with a related party for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
1.ORGANIZATION AND DESCRIPTION OF BUSINESS
Business Overview
Celsius Holdings, Inc. (the “Company,” “Celsius Holdings” or “Celsius”) was incorporated under the laws of the State of Nevada on April 26, 2005.
Celsius is a growing company in the functional energy drink category in the United States (“U.S.”) and internationally. The Company engages in the development, processing, marketing, sale, and distribution of functional energy drinks to a broad range of consumers. Celsius provides differentiated products that offer clinically proven and innovative formulas meant to positively impact the lives of its consumers. The Company's brand has also proven to be attractive to a broad range of customers, including fitness enthusiasts.
The Company's flagship asset, CELSIUS®, is marketed as a premium lifestyle and energy drink formulated to power active lifestyles. This product line comes in two versions, a 12-ounce ready-to-drink form and an on-the-go powder form. The Company also offers a CELSIUS® Essentials line, available in 16-ounce cans. Celsius products are currently offered in major retail channels across the U.S., including conventional grocery, natural, convenience, fitness, mass market, vitamin specialty and e-commerce. Additionally, the Company's products are available in select markets across Canada, Europe, the Middle East, and the Asia-Pacific region.
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
In connection with entering into these agreements, the Company issued and sold to Pepsi approximately 1.5 million shares of the Company's Series A Convertible Preferred Stock (“Series A” or “Series A Preferred Stock”) in exchange for cash proceeds of $550 million, before transaction costs. For additional information regarding the Company's agreements with Pepsi, see Note 4. Revenue, Note 12. Related Party Transactions, and Note 13. Mezzanine Equity.
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation — The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual audited consolidated financial statements. In management's opinion, all adjustments considered necessary for a fair presentation have been included. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results expected for any future period or the full year. These unaudited consolidated financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed by the Company with the Securities and Exchange Commission (the “2023 Annual Report”). These consolidated financial statements and the accompanying notes should be read in conjunction with the 2023 Annual Report. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in accordance with U.S. GAAP.
Certain prior period amounts have been reclassified to conform to the current period's presentation in the consolidated financial statements and accompanying notes. Specifically, Accounts payable and Accrued expenses were previously combined but are now presented as separate line items on the consolidated statements of cash flows.
In accordance with Rule 4-08(k)(1), Rule 5-02, and Rule 5-03 of Regulation S-X, certain related party transactions previously disclosed in Note 12. Related Party Transactions, are now presented on the face of the consolidated balance sheets, consolidated statements of operations and comprehensive income, and consolidated statements of cash flow for all periods presented.
Common Stock Split — On November 13, 2023, the Company effected a three-for-one stock split to stockholders of record on such date (the "Forward Stock Split"). For clarity and consistency in financial reporting, all shares, restricted stock units, performance stock units, stock options, and per share amounts presented in the accompanying consolidated financial statements and related notes have been retrospectively adjusted to account for the effects of the stock split for all periods presented.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
Significant Estimates — The preparation of consolidated financial statements and accompanying disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. Significant estimates include promotional allowances, the allowance for current expected credit losses, allowance for inventory obsolescence and sales returns, the useful lives of property and equipment, impairment of goodwill and intangibles, deferred taxes and related valuation allowance, and the valuation of stock-based compensation.
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
Revenue from customers accounting for more than 10% of total revenue for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
Pepsi	47.0%	64.6%	53.5%	60.8%
Costco	14.9%	8.9%	12.2%	11.4%
Amazon	10.2%	5.8%	9.3%	7.4%
All others	27.9%	20.7%	25.0%	20.4%
Total	100.0%	100.0%	100.0%	100.0%
Accounts receivable from customers accounting for more than 10% of total accounts receivable at September 30, 2024, and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Pepsi	55.3%	69.0%
Amazon	11.3%	5.9%
All others	33.4%	25.1%
Total	100.0%	100.0%

Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company did not hold any instruments with original maturities exceeding three months.
Financial instruments that potentially subject the Company to concentrations of credit risk primarily include cash and cash equivalents, and accounts receivable. As of September 30, 2024 and December 31, 2023, the Company had approximately $903.2 million and $755.5 million, respectively, of cash and cash equivalents in excess of the Federal Deposit Insurance Corporation limit.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
Accounts Receivable and Current Expected Credit Losses — The Company is exposed to potential credit risks associated with its product sales and related accounts receivable, as it generally does not require collateral from its customers. The Company’s expected loss allowance methodology for accounts receivable is determined using historical collection experience, current and expected future economic and market conditions, an assessment of the current status of customers’ trade accounts receivables, and where available, an evaluation of the financial condition and credit ratings of larger customers, including credit reports. Customers are pooled based on common risk factors, and the Company reassesses these customer pools on a periodic basis. The allowance for credit losses is based on aging of the accounts receivable balances and estimated credit loss percentages. The Company estimates expected credit losses for its note receivable related to Qifeng Food Technology (Beijing) Co. Ltd ("Qifeng") by assessing credit risk using the probability of default and incorporating forward-looking information. The repayment, which was formalized via a note receivable from Qifeng (the "Note"), must be serviced even if the licensing agreement is canceled or terminated. The Note is denominated in Chinese-Yuan. Additionally, the Company reserves an allowance for the entire portion of this note that is not covered by the value of certain shares of Celsius Holdings, Inc. held in a brokerage account. See Note 7. Note Receivable for more information.

Allowance for Expected Credit Losses
Balance as of December 31, 2023	$3,137
Current period change for expected credit losses	4,244
Balance as of September 30, 2024	$7,381
Inventories — Inventories are valued at the lower of cost or net realizable value with costs approximating those determined under the first-in, first-out method. Changes in the inventory reserve are included in cost of revenue. See Note 5. Inventories for more information.
Deferred Costs — The Company deferred the excess of the Series A Shares' fair value over the proceeds received from Pepsi as part of the Distribution Agreement. These deferred costs are amortized over the twenty-year term of the agreement, aligning the recognition of the costs with the benefits derived from the agreement.
Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset, generally ranging from three to seven years. See Note 8. Property and Equipment for more information.
Leases — The Company follows the provisions of ASC Topic 842, Leases ("ASC 842"). The Company leases office space, a warehouse and vehicles, both in the U.S. and internationally under operating and finance leases that expire at various dates through 2034. For new or modified agreements, the Company assesses whether an arrangement contains a lease by evaluating whether the Company obtains (1) the right to substantially all the economic benefits from the use of the asset and (2) the right to direct how and for what purpose the asset is used. If the arrangement contains a lease, the Company records a right-of-use asset and a lease liability, initially recognized based on the discounted future lease payments over the term of the lease. If the rate implicit in the lease is not readily determinable, the applicable incremental borrowing rate is used in calculating the present value of the lease payments. The Company has no residual value guarantees associated with its leases. The office space leases include both lease and non-lease components, such as shared operating costs that typically cover property expenses, including insurance, utilities, and maintenance. The Company elected the practical expedient to account for lease and non-lease components as a single lease component in the calculation of lease liabilities and right-of-use assets. Leases with terms of 12 months or less are not recorded on the consolidated balance sheets.
Long-Lived Assets — In accordance with ASC Topic 360, Property, Plant, and Equipment the Company reviews the carrying value of long-lived assets, which includes property and equipment-net, right-of-use assets, and definite-lived intangibles-net, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized for a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not considered recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairment charges related to long-lived assets during the nine months ended September 30, 2024 and 2023.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
Long-Lived Asset Geographic Data — The following table sets forth long-lived asset information, which includes property and equipment-net, right-of-use assets, and definite-lived intangibles-net and excludes goodwill and indefinite-lived intangibles, for individual countries that represent a significant portion of the total:

	September 30, 2024	December 31, 2023
North America	$37,023	$24,316

Finland	11,930	12,153
Ireland	3,854	—
Sweden	2,663	2,212
Other	30	29
Long-lived assets related to foreign operations	18,477	14,394
Total long-lived assets-net	$55,500	$38,710
Other Current Liabilities — Other current liabilities primarily consist of various state beverage container deposits and VAT/GST payables. As of September 30, 2024 and December 31, 2023, state beverage container deposits payables were $12.5 million and $10.1 million, respectively. As of September 30, 2024 and December 31, 2023, VAT/GST payables were $2.0 million and $0.8 million, respectively. Other current liabilities, excluding these amounts totaled $0.5 million as of September 30, 2024, with no balance as of December 31, 2023.
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
Cost of Revenue — Cost of revenue consists of the costs of raw materials, co-packing fees, repacking fees, inbound and outbound freight charges, certain internal transfer costs, warehouse expenses incurred prior to the manufacturing of the Company’s finished products, inventory allowance for excess and obsolete products, and certain quality control costs. Raw materials account for the largest portion of the cost of revenue. Raw materials include concentrates and liquid bases, cans, other containers, flavors, ingredients and packaging materials.
Shipping and Handling Costs — Shipping and handling costs for freight charges on goods shipped are included in cost of revenue. Freight expense on goods shipped for the three months ended September 30, 2024 and 2023 was approximately $9.8 million and $16.1 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred freight expenses on goods shipped of approximately $38.2 million and $45.2 million, respectively.
Advertising Costs — Advertising costs are expensed as incurred and charged to selling, general and administrative expenses. The Company mainly uses targeted marketing initiatives, such as sporting events, print, radio, and television advertising, alongside direct sponsorships and endorsements. The Company incurred advertising costs of approximately $64.4 million and $46.7 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred advertising costs of approximately $170.3 million and $114.2 million, respectively.
Research and Development — Research and development costs are charged to selling, general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and test production of beverages. The Company incurred expenses of approximately $0.3 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred research and development expenses of approximately $0.8 million and $1.0 million, respectively.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
Foreign Currency Gain/Loss — The Company’s foreign subsidiaries’ functional currencies are either the local currencies of the countries where operations are located or the U.S. dollar. The Company’s foreign subsidiaries remeasure their assets and liabilities denominated in non-functional currencies on a periodic basis, and the gain or loss from these adjustments related to fluctuations in foreign exchange rates is included in the consolidated statements of operations and comprehensive income as foreign exchange gain (loss). For the three months ended September 30, 2024 foreign exchange gain was $0.3 million compared to a foreign exchange loss of $0.2 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the Company recognized net foreign exchange loss of $0.4 million compared to a an exchange loss of $1.2 million for the nine months ended September 30, 2023.
Foreign Currency Translation — The assets and liabilities of foreign operations are translated into U.S. dollars, which is the Company's reporting currency, using current exchange rates. Translation gains and losses, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in other comprehensive income (loss) as foreign currency translation adjustments, net of income tax. The Company experienced a foreign currency translation net gain for the three months ended September 30, 2024 of $2.0 million and a net loss of $0.7 million for the three months ended September 30, 2023. The Company incurred a foreign currency translation net gain of $0.4 million for the nine months ended September 30, 2024 and a net loss $0.7 million for the nine months ended September 30, 2023.
The Company's operations in different countries required that it primarily transacted in the following currencies:

Australian Dollar,
Canadian Dollar,
Chinese Yuan,
Euro,
Hong Kong Dollar,
New Zealand Dollar,
Pound Sterling, and
Swedish Krona

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

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs, which rely on the reporting entity’s assumptions when there is little or no market data.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, note receivable, and accrued expenses approximate fair value due to their short-term maturities and market interest rates.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
The Company also computes diluted EPS, which accounts for the impact of potentially dilutive securities on EPS. Dilutive EPS includes the effect of all potentially dilutive shares of common stock that were outstanding during the period. Such dilutive securities may include restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options, and convertible preferred stock. For the computation of diluted EPS, the numerator is adjusted for the reallocation of earnings to participating securities, reflecting the impact of potentially dilutive securities. The denominator is adjusted to include the weighted average number of additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued. See Note 3. Earnings per Share for more information.
Stock-Based Compensation — The Company follows the provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC 718") and related interpretations. Stock-based compensation cost is measured on the date of grant based on the fair value of the stock awards. The costs are recognized, over the respective vesting periods of the grants. See Note 15. Stock-Based Compensation for more information.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard enhances segment reporting requirements, necessitating detailed disclosures on key segment expenses and other items, including segment profit or loss measures. It also mandates that companies with a single reportable segment provide comprehensive disclosures. The effective date is for fiscal years beginning after December 15, 2023, and interim periods in fiscal years after December 15, 2024, with retrospective application to all periods presented. The Company expects ASU 2023-07 to impact only disclosures with no effect on the Company's financial condition, results of operations or cash flows.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, introducing changes to income tax disclosures, primarily relating to effective tax rates and cash paid for taxes. This ASU requires companies to provide an annual rate reconciliation in both dollar figures and percentages, and changes the way annual income taxes paid are disclosed by all entities, necessitating a breakdown by federal, state, and foreign jurisdictions. The standard becomes effective for public business entities for fiscal years beginning after December 15, 2024. Prospective application is permitted. The Company expects ASU 2023-09 to impact only disclosures with no effect on the Company's financial condition, results of operations or cash flows.
3.EARNINGS PER SHARE
The Company’s Series A Preferred Stock is classified as a participating security in accordance with ASC 260. Net income allocated to the holders of Series A Preferred Stock is based on the Series A stockholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis. The Series A Preferred Stock is not contractually obligated to share in losses.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$6,356	$83,949	$163,950	$176,685
Dividends on Series A convertible preferred stock	(6,913)	(6,875)	(20,588)	(20,512)
Income allocated to participating preferred stock	—	(6,702)	(12,357)	(13,605)
Net (loss) income attributable to common stockholders	$(557)	$70,372	$131,005	$142,568

Effect of dilutive securities:
Allocation of earnings to participating securities	$—	$6,702	$12,357	$13,605
Reallocation of earnings to participating securities	—	(6,540)	(12,154)	(13,263)
Net (loss) income available to common stockholders after assumed conversions	$(557)	$70,534	$131,208	$142,910

Denominator:
Weighted average basic common shares outstanding	233,696	231,006	233,219	230,523
Dilutive effect of common shares	—	6,267	4,261	6,363
Weighted average diluted common shares outstanding	233,696	237,273	237,480	236,886

(Loss) earnings per share:
Basic	$(0.00)	$0.30	$0.56	$0.62
Dilutive	$(0.00)	$0.30	$0.55	$0.60
(1) Forward Stock Split - The share numbers have been retrospectively adjusted to reflect the three-for-one stock split that became effective on November 13, 2023. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for more information.
For the three months ended September 30, 2024 and September 30, 2023, 27.1 million and 21.9 million potentially dilutive securities, respectively, were excluded from the computation of diluted earnings per share related to common stockholders, as their effect was antidilutive.
For the nine months ended September 30, 2024 and September 30, 2023, 22.0 million and 21.9 million potentially dilutive securities, respectively, were excluded from the computation of diluted earnings per share related to common stockholders, as their effect was antidilutive.
4.REVENUE
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. The primary performance obligation is the promise to sell finished products to customers, including distributors, wholesalers, and retailers. Performance obligations are typically satisfied once control or title is transferred based on the commercial terms of the applicable agreements with customers, and traditionally such agreements do not allow for a right of return. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Revenue is recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling, general and administrative expenses, in the Company's consolidated statements of operations and comprehensive income. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in incentives the Company offers to its customers and their customers.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
Net revenue by geographical location consisted of the following:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$247,125	$371,178	$968,988	$930,545
Europe	16,243	11,038	47,069	31,599
Asia-Pacific	594	1,247	2,129	4,111
Other	1,786	1,294	5,247	4,324
Revenue	$265,748	$384,757	$1,023,433	$970,579
All of the Company’s North America revenue is derived from the United States and Canada.
Sweden represented the largest foreign portion of total consolidated revenue, accounting for approximately $9.5 million and $7.4 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $30.7 million and $20.8 million for the nine months ended September 30, 2024 and 2023, respectively.
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
•reimbursements given to distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products;
•the Company’s agreed share of fees given to distributors and/or directly to retailers for certain advertising, in-store marketing and promotional activities;
•the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers;
•incentives provided to distributors and/or retailers for achieving or exceeding certain predetermined volume goals or other incentive targets;
•discounted products;
•contractual fees paid to distributors related to sales made directly by the Company to certain customers that fall within the distributors’ sales territories; and
•contractual fees given to distributors for items sold below defined pricing targets.
For the three months ended September 30, 2024 and 2023, promotional allowance included as a reduction of revenue was $110.3 million and $88.6 million, respectively. For the nine months ended September 30, 2024 and 2023, promotional allowance included as a reduction of revenue was $326.7 million and $240.6 million, respectively.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
Agreements with Pepsi
The Company executed multiple agreements with Pepsi on August 1, 2022, including the Distribution Agreement relating to the sale and distribution of certain of the Company’s beverage products in existing channels and distribution methods in the U.S., excluding certain existing customer accounts and sales channels, and the U.S. Virgin Islands (collectively, the “Territory”). Under the Distribution Agreement, the Company granted Pepsi the right to sell and distribute its existing beverage products in existing channels and distribution methods and future beverage products that are added from time to time as licensed products under the Distribution Agreement in the Territory. The Distribution Agreement represents a master service agreement and can be canceled by either party without cause in the nineteenth year of the term (i.e., 2041), the twenty-ninth year of the term (i.e., 2051) and in each 10th year thereafter (i.e., 2061, 2071, etc.) by providing 12 months’ written notice to the other party on August 1st of the year preceding the year of termination. Except for a termination by the Company “with cause” or a termination by Pepsi “without cause,” (each as defined in the Distribution Agreement), the Company is required to pay Pepsi certain compensation upon a termination as specified in the Distribution Agreement.
The Company agreed to provide Pepsi a right of first offer in the event the Company intends to (i) manufacture, distribute or sell products in certain additional countries as specified in the Distribution Agreement or (ii) distribute or sell products in any future channels and distribution methods during the term of the Distribution Agreement. Pepsi agreed to meet and confer in good faith with the Company regarding the terms and conditions upon which Pepsi may be willing to sell or distribute the Company's products, either directly or through local sub-distributors in certain other additional countries. The Distribution Agreement includes other customary provisions, including non-competition covenants in favor of the Company, representations and warranties, indemnification provisions, insurance provisions, and confidentiality provisions. In the fourth quarter of 2023, under the terms of the Distribution Agreement, the Company and Pepsi agreed to extend distribution to the Canadian market, which commenced in January of 2024 with Pepsi serving as the exclusive distributor.
On August 1, 2022, the Company and Pepsi executed a transition agreement providing for the Company’s transition of certain existing distribution rights in the Territory to Pepsi (the “Transition Agreement”). Under the terms of the Transition Agreement, Pepsi agreed to pay the Company up to $250 million in multiple tranches to facilitate the Company’s transition of certain distribution rights to Pepsi. The Company received $227.8 million from Pepsi that were contractually restricted to be used only to pay termination fees due to other distributors; any excess cash received over amounts due to other distributors was required to be refunded to Pepsi. During 2023, $38.3 million of such funds were refunded to Pepsi. As of and after December 31, 2023, there was no refund liability owed to Pepsi.
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
Under the agreement, the Company granted Qifeng exclusive license rights and provides ongoing support in product development, brand promotion and technical expertise. The ongoing support is integral to the exclusive licensing rights; therefore, the license and the support represent a combined, single performance obligation. The transaction price consists of the guaranteed minimums and the variable royalty fees, all of which are allocated to the single performance obligation.
The Company uses the passage of time to measure progress towards satisfying its performance obligation because of its ongoing efforts in providing the exclusive license rights, including providing continuous access, updates and support, to product development, brand promotion and technical expertise.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
5.INVENTORIES
Inventories-net consists of the following:

	September 30, 2024	December 31, 2023
Finished goods	$174,255	$184,434
Raw materials	28,332	49,022
Less: inventory reserve	(5,015)	(4,181)
Inventories-net	$197,572	$229,275
6.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets totaled approximately $38.2 million and $19.5 million as of September 30, 2024 and December 31, 2023, respectively, consisting mainly of tax receivables, prepaid insurance, prepaid advertising, prepaid advances to co-packers related to inventory production, prepaid general expenses, prepaid slotting fees, and deposits on purchases.
7.NOTE RECEIVABLE
The note receivable from Qifeng consists of the following:

	September 30, 2024	December 31, 2023
Note receivable-current	$3,517	$3,471
Allowance for expected credit losses	(2,492)	(1,153)
Note receivable-current-net	$1,025	$2,318
Effective January 1, 2019, the Company entered into two separate economic agreements relating to the commercialization of Celsius products in China (i.e., the Qifeng exclusive license rights agreement and the Qifeng repayment of investment agreement). See Note 4. Revenue for information regarding the license agreement with Qifeng.
In addition to the license agreement, Qifeng agreed to repay, over a five-year period, the marketing investments made by Celsius into the China market through 2018. The Note required annual principal and interest payments on March 31 of each year, with the final payment scheduled for 2024. In February 2024, the Company amended the Note and extended the final maturity date to December 31, 2024. The Note is recorded at amortized cost less an allowance for expected credit losses. Interest income generated from the Note is included in the financial statement line item Interest income on note receivable in the consolidated statements of operations and comprehensive income.
The Company assesses the Note by considering the probability that the Company will be unable to collect the scheduled principal and interest payments based on historical experience of Qifeng’s ability to pay, the current economic environment, forward-looking information and other factors. As evidence of solvency for the Note, a stock certificate in Celsius Holdings, Inc. representing 60,000 shares owned by an affiliate under common control of Qifeng is held at a brokerage account. A letter of guarantee was executed with several restrictions regarding their shares. In particular, it was agreed that the stock would not be sold or transferred without the prior written consent from Celsius. Additional restrictions and agreements include that a statement of account will be provided to Celsius on a quarterly basis to confirm and validate the existence of the remaining shares.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
8.PROPERTY AND EQUIPMENT
Property and equipment-net consists of the following:

	Estimated Useful Life in Years	September 30, 2024	December 31, 2023
Merchandising equipment - coolers	3-7	$36,573	$21,908
Office equipment	3-7	1,632	1,467
Vehicles	5	9,070	6,143
Less: accumulated depreciation		(8,905)	(4,650)
Property and equipment-net		$38,370	$24,868
Depreciation expense amounted to approximately $2.2 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and is reflected in selling, general and administrative expenses. Depreciation expense amounted to approximately $4.5 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively.
9.LEASES
The Company leases office space, a warehouse, and vehicles, both in the U.S. and internationally under operating and finance leases. The components of lease costs were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in Thousands)	2024	2023	2024	2023
Operating lease costs	$328	$200	$887	$569

Amortization of right of use assets- finance lease	32	21	94	65
Total lease costs	$360	$221	$981	$634

Supplemental cash flow information and non-cash activity were as follows:

	For The Nine Months Ended September 30,
(in Thousands)	2024	2023
Cash paid for amounts related to lease liabilities
Operating cash flows from finance leases (interest)	$8	$5
Operating cash flows from operating leases	869	583
Financing cash flows from finance leases (principal)	46	33

Right-of-use assets obtained in exchange for lease obligations	$4,248	$777

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
Weighted-average remaining lease terms and discount rates:

	For The Nine Months Ended September 30,
	2024	2023
Weighted-average remaining lease terms in years
Operating leases	7.92	2.26
Finance leases	1.75	2.16

Weighted-average discount rate
Operating leases	6.19%	6.55%
Finance leases	3.68%	3.00%
The aggregate annual lease obligations at September 30, 2024, were as follows:

	Operating Leases	Finance Leases
2024	$438	$19
2025	1,129	103
2026	884	181
2027	676	—
2028	660	—
Thereafter	2,963	—
Total future minimum lease payments	$6,750	$303

Less: amounts representing interest	1,199	15
Present value of lease liabilities	5,551	288
Less: current portion	1,358	99
Long-term portion	$4,193	$189
During September 2024, the Company entered into a non-cancelable sublease agreement for office space from a sublessor, which commenced in October 2024 and expires in 2029. The sublease terminates in the event the related master lease is terminated.
Upon commencement, the Company began recognizing a right-of-use asset and lease liability related to the agreement in accordance with ASC 842. The lease results in future lease payments totaling approximately $9.8 million over the duration of the lease term, with certain rent abatement and customary rent increases. Lease payments under this lease begin in August 2025. Lease expense will be recognized starting from the lease commencement date in October 2024 and will continue on a straight-line basis over the lease term. Lease expense will be included in selling, general and administrative expenses in subsequent periods.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
10.GOODWILL AND INTANGIBLES
At September 30, 2024 and December 31, 2023, goodwill was approximately $14.4 million and $14.2 million, respectively. The goodwill balance is subject to fluctuations as a result of changes in foreign exchange rates.
The carrying amount and accumulated amortization of intangible assets, net of the impact of foreign exchange rates, as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Definite-lived intangible assets
Customer relationships	$14,085	$13,911
Less: accumulated amortization	(2,676)	(2,233)
Definite-lived intangible assets-net	$11,409	$11,678

Indefinite-lived intangible assets
Brands	$468	$461
Intangibles-net	$11,877	$12,139
As of September 30, 2024 and December 31, 2023, there were no indicators of goodwill or intangible asset impairment. Customer relationships are amortized over an estimated useful life of 25 years, while brands have an indefinite life. Amortization expense for each of the three months ended September 30, 2024 and 2023 was approximately $0.1 million. Amortization expense for each of the nine months ended September 30, 2024 and 2023 was approximately $0.4 million. Amortization expense is included in selling, general and administrative expenses.

The following is the future estimated annualized amortization expense related to customer relationships:

2024	$141
2025	563
2026	563
2027	563
2028	563
Thereafter	9,016
Total	$11,409

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
11.ACCOUNTS PAYABLE AND ACCRUED EXPENSES
As of September 30, 2024 and December 31, 2023 accounts payable was approximately $30.9 million and $42.8 million, respectively.
Accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Accrued marketing	$23,549	$18,252
Unbilled purchases	14,811	11,851
Accrued legal	5,572	7,633
Accrued freight	2,883	2,267
Other accrued expenses	26,209	22,117
Accrued expenses	$73,024	$62,120
12.RELATED PARTY TRANSACTIONS
Transactions with Pepsi
As further described in Note 13. Mezzanine Equity, on August 1, 2022, the Company issued approximately 1.5 million shares of non-voting Series A Preferred Stock to Pepsi. The shares accounted for approximately 8.5% of the Company’s outstanding common stock on the date of issuance, on an if-converted method. The purchase agreement (the "Purchase Agreement"), pursuant to which Pepsi acquired the Series A Preferred Stock, grants Pepsi the right to designate a nominee for election to the Company’s Board of Directors (the "Board"), provided that Pepsi meets certain ownership requirements.
Pepsi provided the Company $227.8 million in cash under the Transition Agreement in 2022. This amount was used to settle termination fees with former distributors, and any excess cash was contractually restricted and due back to Pepsi. During 2023, $38.3 million of such funds were refunded to Pepsi. Amounts received pursuant to the Transition Agreement relating to the costs associated with terminating the Company’s prior distributors were accounted for as deferred revenue and are being recognized ratably over the 20 year term of the Distribution Agreement. Unamortized deferred revenues (current and non-current) are included as separate line items on the consolidated balance sheets.
On August 1, 2022, the Company issued Series A Preferred Stock with a fair value of $832.5 million for an issuance price of $550.0 million and recorded the $282.5 million excess as deferred costs on the consolidated balance sheets (see Note 13. Mezzanine Equity). Costs are being amortized over the 20 year term of the Distribution Agreement and are recorded as an offset to revenue. Unamortized deferred other costs (current and non-current) are included as separate line items on the consolidated balance sheets.
See Note 1. Organization and Description of Business, Note 2. Basis of Presentation and Summary of Significant Accounting Policies, Note 4. Revenue, and Note 13. Mezzanine Equity for more information.
Related Party Leases
The Company’s office space is leased from a company affiliated with CDR Federal, LLC, which is owned by certain of the Company's principal stockholders. The leases extend until March 2025 and have a combined monthly rent of $55 thousand. The associated lease liability was $0.5 million as of both September 30, 2024 and December 31, 2023.
13.MEZZANINE EQUITY
Series A Convertible Preferred Stock
As of September 30, 2024 and December 31, 2023, the Company has designated and authorized 1,466,666 shares of Series A Preferred Stock with a par value of $0.001 per share and a stated value of $375.00 per share. The stated value per share may be increased from time to time in the event dividends on the Series A are paid-in-kind (“PIK dividends”) pursuant to the Series A Certification of Designation (the “Series A Certificate”). On August 1, 2022, pursuant to the Purchase Agreement, the Company issued all of the authorized Series A Preferred Stock to Pepsi for stated cash consideration aggregating $550 million, excluding

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
issuance costs. The Series A Preferred Stock was issued concurrently with the execution of the Distribution Agreement and the Transition Agreement. The Company determined that the aggregate fair value of the Series A Preferred Stock on the issuance date was $832.5 million, or $567.61 per share. Accordingly, the Series A Preferred Stock was recorded at that amount, net of issuance costs of $8.0 million, in the Company’s consolidated balance sheets, and consolidated statements of changes in stockholders’ equity and mezzanine equity.
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
Mezzanine Classification
The Series A Preferred Stock is redeemable in the event of a change in control as defined in the Series A Certificate. ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), specifically ASC 480-10-S99-3A, requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASC 480 an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A is not considered mandatorily redeemable other than in the event of a change of control, and a change in control is not solely in control of the Company. Accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in the consolidated balance sheets and consolidated statements of changes in stockholders’ equity and mezzanine equity, as of both September 30, 2024 and December 31, 2023.
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
Liquidation Preference
The Series A ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s common stock, (ii) senior to any class or series of capital stock of the Company expressly designated as ranking junior to the Series A, (iii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A, and (iv) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A. The aggregate liquidation preference of the Series A was $550 million as of both September 30, 2024 and December 31, 2023.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
Stock Split
As a result of the Forward Stock Split, the conversion ratio for Series A Preferred Stock, initially set at five-for-one, was adjusted to fifteen-for-one. The adjustment maintains the proportional interests of Series A stockholders post-split. The revised conversion ratio, reflecting the impact of the Forward Stock Split, became effective on the split's effective date.
Dividends
The Series A entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind, or a combination thereof, at the Company’s election (“Regular Dividends”). Regular Dividends accrue on each share of Series A at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly Regular Dividends, shares of Series A also entitle the holder to participate in any dividends paid on the Company’s common stock on an as-converted basis. There were no cumulative undeclared dividends on the Series A at September 30, 2024. There were no dividends issued to common stockholders for the nine months ended September 30, 2024 or 2023.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
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
Conversion
The shares of Series A may be converted into shares of the Company’s common stock pursuant to the Series A Certificate either at the option of the Company or subject to an automatic conversion as discussed below. The Series A was issued with a conversion price of $25 which is potentially subject to adjustment pursuant to the Series A Certificate. The conversion ratio is calculated as the quotient of (a) the sum of (x) the stated value of such share of Series A as of the applicable conversion date, plus (y) all accrued and unpaid dividends previously added to the stated value of such share of Series A, and without duplication, all accrued and unpaid dividends per share of Series A through the applicable conversion date; divided by (b) the conversion price as of the conversion date. As of September 30, 2024, the conversion ratio of the Series A into common was one-for-fifteen. At September 30, 2024, approximately 22.0 million shares of the Company’s common stock were issuable upon conversion of the Series A Preferred Stock.
As of September 30, 2024, the Series A was not probable of becoming redeemable, as the most likely method of settlement is through conversion which is likely to occur before the holder's right to request redemption becomes exercisable.
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
September 30, 2024
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
14.INCOME TAXES

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

The effective income tax rate for the three months ended September 30, 2024 was 22.3%. Such rate differed from the statutory federal income tax rate of 21.0% primarily due to disallowed stock-based compensation expense and state income taxes. The effective income tax rate for the nine months ended September 30, 2024 was 20.1%. Such rate differed from the statutory federal income tax rate of 21.0% primarily due to significant windfall benefits on stock-based compensation awards in the first quarter treated as a discrete items, offset by disallowed stock-based compensation expense and state income taxes.

The effective income tax rate for the three months ended September 30, 2023 was 19.9%. Such rate differed from the statutory federal income tax rate of 21.0% primarily due to net benefits on stock-based compensation awards, disallowed stock-based compensation expense and state income taxes. The effective income tax rate for the nine months ended September 30, 2023 was 21.1%. Such rate differed from the statutory federal income tax rate of 21.0% primarily due to disallowed stock-based compensation expense and state income taxes, partially offset by windfall benefits on stock-based compensation awards.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company’s tax returns for tax years beginning 2020 remain subject to potential examination by the taxing authorities.
15.STOCK-BASED COMPENSATION
On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan") with the objective of attracting and retaining highly competent personnel through opportunities to acquire the Company’s common stock.
As of September 30, 2024, 20.8 million shares were available for issuance under the 2015 Plan. The 2015 Plan expires in 2025, and the Company intends to seek stockholder approval of a new plan at the Company's 2025 annual meeting of stockholders.
The 2006 Incentive Stock Plan (the "2006 Plan"), which was adopted on January 18, 2007 and expired in 2017, similarly had the objective of attracting and retaining highly competent employees, directors, and independent consultants through opportunities to acquire the Company’s common stock. As of September 30, 2024, there were no unvested awards under the 2006 Plan and certain vested but unexercised awards remained outstanding. No further awards can be granted under the 2006 Plan.
For the three months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense of approximately $5.4 million and $5.0 million, respectively, included in selling, general and administrative expenses. For the nine months ended September 30, 2024 and 2023, this expense was approximately $13.7 million and $16.2 million, respectively, included in selling, general and administrative expenses.
The Company used straight-line amortization of compensation expense over the requisite service or vesting period of the grant and recognizes forfeitures as they occur.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
Stock Options
The maximum contractual term of the Company’s stock options is 10 years.
The Company used the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances.
A summary of the status of the Company’s outstanding stock options as of September 30, 2024 and changes during the nine months ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Term (Yrs)
At December 31, 2023	4,918	$3.81	$249,541	4.45
Exercised	(2,489)	1.54	112,394	—
Forfeiture and cancelled	—	—	—	—
At September 30, 2024	2,429	$6.13	$61,277	5.00
Exercisable at September 30, 2024	2,429	$6.13	$61,277	5.00
(1 The intrinsic value represents the amount by which the fair value of the Company's common stock exceeded the option exercise price as of September 30, 2024.
The total intrinsic value of the stock options exercised was $51.1 million for the three months ended September 30, 2024 compared to $50.5 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the total intrinsic value of the stock options exercised was $112.4 million compared to $78.6 million for the nine months ended September 30, 2023. The total number of stock options exercised was 1.7 million during the three months ended September 30, 2024 compared to 1.0 million for the three months ended September 30, 2023.
As of September 30, 2024, the Company did not have any unrecognized pre-tax non-cash compensation expense related to options to purchase shares.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
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
A summary of the Company’s restricted stock unit activity for the nine months ended September 30, 2024 and 2023 is presented in the following table:

	Nine Months Ended
	September 30, 2024		September 30, 2023
	Shares	Weighted Average Grant Date Fair Value	Shares(1)	Weighted Average Grant Date Fair Value(1)
Unvested at beginning of period	1,218	$26.13	1,617	$20.24
Granted	279	73.67	432	35.14
Vested	(653)	22.90	(618)	19.50
Forfeited and cancelled	(66)	38.07	(192)	24.22
Unvested at end of period	778	$44.95	1,239	$31.42
(1) Forward Stock Split - The share numbers have been retrospectively adjusted to reflect the three-for-one stock split that became effective on November 13, 2023. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for more information.
The total fair value of shares vested during the nine months ended September 30, 2024 and 2023 was approximately $15.0 million and $22.1 million, respectively. Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of September 30, 2024 and 2023 was $25.0 million and $20.0 million, respectively, and is expected to be expensed over the next 2.1 years.
Performance-based Stock Awards

PSUs are awards that give the holder the right to receive one share of common stock for each PSU upon meeting performance or market-based vesting conditions. These conditions typically include the attainment of specific metrics over a defined period. The fair value of the PSUs is determined based on either the grant date fair value for performance metrics or using a Monte Carlo simulation for market based awards. The Company recognizes expense if the metrics are probable of being achieved and expensed using either a straight line or an accelerated attribution model. Additionally, the Company recognizes compensation expense for non-employees in the same manner and periods as though cash had been paid for services received.

The Human Resources and Compensation Committee of the Board of Directors approved certain PSUs under the 2015 Plan, with each PSU initially equivalent in value to one share of Celsius' common stock.

In the third quarter of 2022, PSUs with an aggregate grant date fair value of $7.5 million, were issued to certain employees. These awards included an immediate vesting of 20% of the shares as well as specific performance-based metrics to be met in year one and year two of the issuance. These awards were fully vested, using the accelerated attribution method according to ASC 718, during the three months ended September 30, 2024.

In March 2024, PSUs with an aggregate award of approximately 65,000 shares of the Company's common stock were granted to certain officers of the Company. The PSUs vest over a period of three years from the grant date based on continuous service, with the number of shares earned (50% to 200% of the target awarded) depending upon the extent to which the Company can achieve certain financial and market performance targets measured over the period beginning January 1, 2024 through December 31, 2026. Approximately one-third of the PSUs were valued at $79.27 per PSU based on the Company's common stock price on the grant date, and the financial targets for vesting are based on the Company's achievement of certain revenue metrics. The Company recognizes the grant-date fair value of these PSUs as stock-based compensation expense ratably over the vesting period based on the number of awards expected to vest at each reporting date. The remaining PSUs were valued using a Monte Carlo simulation model. This model incorporates assumptions such as the risk-free interest rate based on zero-coupon yields implied by U.S. Treasury

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
issuances, and expected volatility derived from historical data of the Company's common stock and certain indices. The Company recognizes the grant-date fair value of these awards as stock-based compensation expense ratably over the vesting period. Approximately one-third of the performance target for vesting is based on total shareholder return relative to the Company's peer group, with each PSU valued at $134.75. The remaining one-third have a vesting performance target based on a specific market price, with each PSU valued at $20.25.

In August 2024, an aggregate of 104,000 PSUs were issued to certain employees of the Company with a performance period ending on December 31, 2025. The PSUs were valued at $39.40 per unit, based on the Company's common stock price on the grant date. A total of 87,000 shares vest dependent on the Company meeting specific market share MULO+C metrics for each of the years ending December 31, 2024, and 2025. Should the performance goal not be met by the period ending December 31, 2024, the portion of shares shall remain outstanding and vest if the December 31, 2025, goal is met. The remaining 17,000 shares vest if the Company meets a cumulative international revenue target, in 2024 and 2025 to be achieved by December 31, 2025.
A summary of the Company’s PSU activity for the nine months ended September 30, 2024 and 2023 is presented in the following table:

	Nine Months Ended
	September 30, 2024		September 30, 2023
	Shares	Weighted Average Grant Date Fair Value	Shares (1)	Weighted Average Grant Date Fair Value (1)
Unvested at beginning of period	123	$29.43	228	$30.49
Granted	169	53.80	—	—
Vested	(78)	32.76	(93)	32.76
Forfeited and cancelled	—	—	(12)	24.87
Unvested at end of period	214	$47.94	123	$30.45
(1) Forward Stock Split - The share numbers have been retrospectively adjusted to reflect the three-for-one stock split that became effective on November 13, 2023. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for more information.
Unrecognized compensation expense related to outstanding PSUs issued to employees and non-employee consultants as of September 30, 2024 was approximately $7.2 million, and is expected to be expensed over a weighted average period of 1.9 years.
Issuance of common stock pursuant to exercise of stock options and other awards
During the three months ended September 30, 2024, the Company issued an aggregate of 1.7 million shares of common stock under the 2015 Plan and received aggregate proceeds of approximately $2.7 million. During the nine months ended September 30, 2024, the Company issued an aggregate of 3.2 million shares of common stock under the 2015 Plan and received aggregate proceeds of approximately $3.8 million.
During the three months ended September 30, 2023, the Company issued an aggregate of 1.0 million shares of its common stock under the 2015 Plan and 2006 Plan and received aggregate proceed of approximately $0.9 million. During the nine months ended September 30, 2023, the Company issued an aggregate of 2.5 million shares of its common stock under the 2015 Plan and 2006 Plan and received aggregate proceed of approximately $1.6 million.
To cover employees’ tax withholding obligations, the Company uses net settlement, withholding shares upon vesting and paying the related taxes. For the three and nine months ended September 30, 2024, $1.7 million related to these net settlements was recorded and is reflected as repurchase of common stock related to tax withholdings in the Consolidated Statements of Changes in Stockholders' Equity and Mezzanine Equity as well as in the Consolidated Statements of Cash Flows. No amount was recorded for the same periods in the prior year.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
16.COMMITMENTS AND CONTINGENCIES
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
The Lampert Derivative Action remains stayed, pursuant to the Court’s Order, issued on July 9, 2024, which approved the parties’ joint stipulation to stay of litigation. The Ingrao Derivative Action remains stayed, following the Court’s entry of an Order, on September 11, 2023, approving the parties’ joint stipulation regarding stay of litigation. On March 11, 2024, the Hammond Derivative Action and the Hepworth Derivative Actions were voluntarily dismissed and, on April 11, 2024, a single complaint containing substantially similar allegations was filed in the U.S. District Court for the District of Nevada, (the "Refiled Derivative Action"). The Refiled Derivative Action remains stayed, following the Court’s Order, issued on June 12, 2024, approving the parties’ joint stipulation to stay the litigation. Plaintiffs have collectively proposed that certain corporate governance actions be implemented and have requested attorney fees. Although the Company believes the various derivative actions are without merit, the Company has reached a negotiated settlement in principle, the amount of which is immaterial.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(Tabular dollars in thousands, except per share amounts)
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
The Company believes that the likelihood that the full amount of the judgment will be affirmed is not probable. The Company currently estimates a range of possible outcomes between $2.1 million and $82.6 million plus interest and has accrued a liability as of September 30, 2024, reflected in accounts payable and accrued expenses in the consolidated balance sheets, at the low end of that range. The ultimate amount of the original judgement that the Company may be required to pay could be materially different than the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.
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
As of September 30, 2024 and December 31, 2023, the Company had purchase commitments to third parties of $62.8 million and $55.3 million, respectively. The Company's purchase obligations are primarily related to third party suppliers and have arisen through the normal course of business. These obligations vary in terms and none are individually significant.
As of September 30, 2024 and December 31, 2023, the Company had long term contractual obligations aggregating to approximately $42.3 million and $34.4 million, respectively, which related primarily to suppliers, sponsorships, and other marketing activities.

17.SUBSEQUENT EVENTS

On November 1, 2024, Celsius completed its acquisition of all issued and outstanding membership interests in Big Beverages Contract Manufacturing, L.L.C. ("Big Beverages"), pursuant to a membership interest purchase agreement, for $75.0 million in cash, subject to customary post-closing purchase price adjustments. Big Beverages is a longtime Celsius co-packer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
When used in this Quarterly Report on Form 10-Q (this "Report"), unless otherwise indicated, the terms the “Company,” “Celsius,” “we,” “us” and “our” refer to Celsius Holdings, Inc. and its subsidiaries.
Note Regarding Forward-Looking Statements
This Report contains forward-looking statements that are based on the current expectations of our Company and management about future events within the meaning of the United States Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance of the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Report that are not clearly historical in nature, including statements regarding the strategic investment by and long term partnership with PepsiCo, Inc. ("Pepsi"); the acquisition of Big Beverages Contract Manufacturing, L.L.C ("Big Beverages"); anticipated financial performance; management’s plans and objectives for international expansion and future operations globally; the successful development, commercialization, and timing of new products; business prospects; outcomes of regulatory proceedings; market conditions; the current and future market size for existing or new products; any stated or implied outcomes with regards to the foregoing; and other matters are forward-looking. Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
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
•Our ability to successfully complete or manage strategic transactions, successfully integrate and manage our acquired businesses, brands or bottling operations, or successfully realize a significant portion of the anticipated benefits of our joint ventures or strategic relationships, including the acquisition of Big Beverages;
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
Business Overview
Celsius is a growing company in the functional energy drink category in the United States (U.S.) and internationally. We engage in the development, processing, marketing, sale, and distribution of functional energy drinks to a broad range of consumers. We provide differentiated products that offer clinically proven and innovative formulas meant to positively impact the lives of our consumers. Our brand has also proven to be attractive to a broad range of customers, including fitness enthusiasts.
Our flagship asset, CELSIUS®, is marketed as a premium lifestyle and energy drink formulated to power active lifestyles. This product line comes in two versions, a 12-ounce ready-to-drink form and an on-the-go powder form. During 2023, we introduced a new CELSIUS® Essentials line, available in 16-ounce cans. Our products are currently offered in major retail channels across the U.S., including conventional grocery, natural, convenience, fitness, mass market, vitamin specialty and e-commerce. Additionally, our products are currently offered in certain Canadian, European, Middle Eastern, and Asia-Pacific markets.
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
•In March 2024, we entered into a definitive manufacturing, sales, and distribution agreement with Frucor Suntory Australia Pty Limited and Frucor Suntory New Zealand Limited (both part of the Suntory Group) to expand into the Australia and New Zealand markets. Sales under this arrangement are expected to begin in the fourth quarter of 2024.
•In March 2024, we entered into an incentive program with Pepsi which is intended to better align our businesses as we look to grow and expand our product portfolio across the U.S. The ultimate impact of the incentive program on the Company's revenue and margin will be dependent upon achieving the intended outcomes of the program.
•In April 2024, we entered into a definitive sales and distribution agreement with Orangina Schweppes France (part of the Suntory Group) to expand into France. Sales under this arrangement are expected to begin in the fourth quarter of 2024.
•In August 2024, we entered into a definitive sales and distribution agreement with Schweppes Suntory Benelux SA (part of the Suntory Group) to expand into Belgium, Netherlands, and Luxembourg. Sales under this arrangement are expected to begin in the first quarter of 2025.
We were incorporated in the State of Nevada on April 26, 2005. Our common stock is listed on the Nasdaq Capital Market, and on November 13, 2023, a three-for-one forward stock split of our common stock was made effective for stockholders of record at the close of business on such date.
Results of Operations
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Revenue
For the three months ended September 30, 2024, revenue was approximately $265.7 million, compared to $384.8 million for the three months ended September 30, 2023. Revenue from our largest distributor declined $123.9 million in the three months ended September 30, 2024, compared to the same period last year, which was primarily driven by inventory optimization. Concurrently, related retailer promotional allowances created revenue headwinds that would have otherwise been offset by proportional distributor sell-in during the quarter.

European revenues for the three months ended September 30, 2024 were $16.2 million, compared to $11.0 million for the three months ended September 30, 2023. The revenue increase in Europe was predominantly driven by successful innovation launches. Asia-Pacific revenues contributed an additional $0.6 million. Other international markets generated approximately $1.8 million in revenue for the three months ended September 30, 2024.
The following table sets forth revenues by geographical location:

	For The Three Months Ended September 30,
(In thousands)	2024	2023	Dollar Change	Percentage Change
Total	$265,748	$384,757	$(119,009)	(31)%

North America	$247,125	$371,178	$(124,053)	(33)%

Europe	$16,243	$11,038	$5,205	47%

Asia-Pacific	$594	$1,247	$(653)	(52)%

Other	$1,786	$1,294	$492	38%
Gross Profit
For the three months ended September 30, 2024, gross profit decreased by $71.9 million, or 37%, to $122.2 million, from $194.1 million for the three months ended September 30, 2023. Gross profit margin was 46% for the three months ended September 30, 2024, a decrease from 50% for the same period in 2023. The decrease in gross profit was due to promotional allowances, incentives, and other billbacks as a percentage of gross revenue. These programs are driven by consumer purchases and sales from our distributors into retail, neither of which correlated with the sales that we made to our distributors this quarter due to supply chain optimization conducted by our largest distributor. Although gross profit as a percentage of revenue was lower year over year, we did receive the benefit of lower outbound freight and materials as a percentage of gross revenue in the three months ended September 30, 2024, compared to the same period last year.
Selling, General and Administrative Expenses
For the quarter ended September 30, 2024, selling, general and administrative ("SG&A") expenses totaled approximately $125.4 million, up 30% or $29.0 million from $96.4 million for the third quarter of 2023.
The increase in SG&A expenses primarily consisted of:
•a $17.5 million increase in marketing investments;
•a $9.3 million increase in employee costs, reflecting our ongoing investments to support growth; and
•a $2.2 million increase in other SG&A expenses.
Other Income
Other income for the three months ended September 30, 2024 was $11.4 million, which reflects an increase of $4.4 million versus $7.0 million for the three months ended September 30, 2023. The increase was primarily attributable to greater interest income earned on cash held in our money market accounts.
Net (loss) Income Attributable to Common Stockholders
Net loss attributable to common stockholders for the three months ended September 30, 2024 was $0.6 million, resulting in basic loss per share of $(0.00), based on a basic weighted average of 233.7 million shares outstanding. In comparison, for the three months ended September 30, 2023, net income attributable to common stockholders was $70.4 million, representing basic earnings per share of $0.30 based on a basic weighted average of 231.0 million shares outstanding. Diluted (loss) earnings per share was $(0.00) and $0.30 for the three months ended September 30, 2024 and 2023, respectively.

Nine Months Ended September 30, 2024 compared to nine months ended September 30, 2023
Revenue
For the nine months ended September 30, 2024, revenue was approximately $1,023.4 million compared to $970.6 million for the nine months ended September 30, 2023. This growth was primarily driven by increased revenues in North America, which experienced continued gains in distribution points, shelf space, and SKUs per location, offset in part by inventory optimization from our largest distributor, increased macroeconomic headwinds, and a decline in growth in the total energy drink category.
European revenues for the nine months ended September 30, 2024 were $47.1 million, which increased by $15.5 million or 49% from the same period in 2023. The revenue increase in Europe was predominantly driven by successful innovation launches. Asia-Pacific revenues contributed an additional $2.1 million. Other international markets generated approximately $5.2 million in revenue for the nine months ended September 30, 2024.
The following table sets forth revenues by geographical location:

	For The Nine Months Ended September 30,
(In thousands)	2024	2023	Dollar Change	Percentage Change
Total	$1,023,433	$970,579	$52,854	5%

North America	$968,988	$930,545	$38,443	4%

Europe	$47,069	$31,599	$15,470	49%

Asia-Pacific	$2,129	$4,111	$(1,982)	(48)%

Other	$5,247	$4,324	$923	21%
Gross Profit
For the nine months ended September 30, 2024, gross profit increased by $46.6 million, or 10%, to $513.5 million, from $466.9 million for the same period in 2023. Gross profit margins reflected an increase to 50% for the nine months ended September 30, 2024 from 48% for the same period in 2023. Gross profit margin improvements resulted from decreases in raw and package material unit cost and reduced outbound freight cost as a percentage of revenue partially offset by increased promotional allowances as a percentage of revenue from the reduction in disproportionate distributor sell-in.
Selling, General and Administrative Expenses
For the nine months ended September 30, 2024, SG&A expenses totaled $339.3 million, up 31% or approximately $79.8 million from $259.5 million in the same quarter of 2023.
The increase in SG&A expenses primarily consisted of:
•a $56.0 million increase in marketing investments;
•a $26.6 million increase in employee costs, reflecting our ongoing investments to support growth; and
•a $2.8 million decrease in all other SG&A expenses.
Other Income
Other income for the nine months ended September 30, 2024 was $31.0 million, which reflects an increase of $14.5 million versus $16.5 million for the nine months ended September 30, 2023. The increase was primarily attributable to interest income earned on cash held in our money market accounts, partially offset by foreign exchange rate transaction loss.

Net Income Attributable to Common Stockholders
Net income attributable to common stockholders for the nine months ended September 30, 2024 was $131.0 million, representing basic earnings per share of $0.56 based on a basic weighted average of 233.2 million shares outstanding. In comparison, for the nine months ended September 30, 2023, net income attributable to common stockholders was $142.6 million, representing basic earnings per share of $0.62 based on a basic weighted average of 230.5 million shares outstanding. Diluted earnings per share was $0.55 and $0.60 for the nine months ended September 30, 2024 and 2023, respectively.
Liquidity and Capital Resources
General
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $903.7 million and $756.0 million, respectively, and working capital of approximately $1,074.0 million and $928.3 million, respectively.
Our primary sources of liquidity are cash flows from operations and our existing cash balances. Please refer to Part 1, Item 1A, "Risk Factors" of our 2023 Annual Report and Part II, Item 1A "Risk Factors" of this Report for specific risk factors that could have a material impact on our operations. We believe that our current cash resources are sufficient to fund our cash outflows for both our short and long-term cash needs.
Purchases of inventories, increases in accounts receivable and other assets, equipment purchases (including coolers), advances to certain of our co-packers, payments of accounts payable, and income taxes are expected to remain our principal recurring uses of cash and material cash requirements.
Cash flows for the nine months ended September 30, 2024 and September 30, 2023
Cash flows provided by operating activities
Cash flows provided by operating activities totaled approximately $187.2 million for the nine months ended September 30, 2024, which compares to $136.0 million of cash provided by operating activities for the nine months ended September 30, 2023. The approximately $51.2 million increase in operating cash generated is primarily driven by an increase in working capital, partially offset by a decrease in net income and higher tax payments.
Cash flows used in investing activities
Cash flows used in investing activities totaled approximately $21.0 million for the nine months ended September 30, 2024, which compares to cash used in investing activities of $9.5 million for the nine months ended September 30, 2023. The increase in cash used in investing activities was primarily due to increased purchases of property and equipment, with purchases of approximately $18.0 million in the current year period versus $12.7 million for the nine months ended September 30, 2023 and our purchase of a non-marketable equity security during the third quarter of 2024. For the nine months ended September 30, 2023, property and equipment purchases were partially offset by collections from our note receivable received from our China licensee of approximately $3.2 million.
Cash flows used in financing activities
Cash flows used in financing activities totaled $18.5 million for the nine months ended September 30, 2024, which compares to cash used in financing activities of $18.9 million for the nine months ended September 30, 2023. The main driver for cash used in financing activities for both periods was cash dividends paid on our outstanding shares of Series A Preferred Stock, all of which is held by Pepsi.
Off Balance Sheet Arrangements
As of September 30, 2024 and December 31, 2023, we had no off balance sheet arrangements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date because of the material weakness in internal control over financial reporting described below.
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
We identified a material weakness as of December 31, 2023 in our internal control over financial reporting, which was not fully remediated as of September 30, 2024. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We concluded that our internal control over financial reporting was not effective as of December 31, 2023 and was not fully remediated as of September 30, 2024 with respect to the following processes as the result of the ineffective design and operation of business process level controls: (i) accounting for revenue recognition, (ii) accounting for promotional allowances, and (iii) accounting for inventories.
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

Changes in Internal Control Over Financial Reporting
During the nine months ended September 30, 2024, we have been implementing and will aggressively continue to implement changes to improve the control environment with respect to the business process level controls that led to the material weakness in our internal control over financial reporting as of December 31, 2023 discussed above. We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal control over financial reporting and remediate the material weakness noted above. These remedial measures were considered changes to our internal control environment that had a material effect on our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated herein by reference to Note 16. Commitments and Contingencies in the consolidated financial statements in Part I, Item 1, of this Report.
Item 1A. Risk Factors.
We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Other than as set forth below, during the reporting period covered by this Report, there have been no material changes to our risk factors as set forth in Part I, Item 1A “Risk Factors” in our 2023 Annual Report.
Failure to successfully complete or manage strategic transactions can adversely affect our business. If we do not successfully integrate and manage our acquired businesses, brands or bottling operations, or if we are unable to realize a significant portion of the anticipated benefits of our joint ventures or strategic relationships, our financial results could suffer.
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
On November 1, 2024, we acquired substantially all of the equity interests of Big Beverages, a canned beverage manufacturer and co-packing partner of the Company. Acquisitions of businesses, brands or bottling operations may involve significant challenges and risks, and the expected benefits may take longer to realize than expected or may not be realized at all. Our business may also be adversely affected if we are unable to successfully integrate acquired businesses, brands or bottling operations, or if we are unable to consolidate operations. To the extent we integrate acquired businesses, brands or bottling operations, it is possible that we will not realize the expected benefits from any completed acquisition over the timeframe we expect, or at all, or that our existing operations will be adversely affected as a result of such acquisitions. Integrating the operations of acquired businesses, brands or bottling operations can be a difficult, costly and time-consuming process that involves a number of risks including, but not limited to, the integration of company cultures and management teams, retaining key employees and customers, increased exposure to certain governmental regulations and compliance requirements, increased costs, and use of resources. We may face difficulties in operating through new business models and/or supply chain models, or in new categories or territories, and challenges in extending Company controls (including internal controls over financial reporting, disclosure controls and procedures, data protection and cybersecurity), policies and governance structures (including with respect to food safety and quality, occupational safety, and sustainability) to newly acquired businesses, brands or bottling operations, which may result in increased costs and negative publicity. The costs of achieving benefits from acquisitions could be higher than we expected. Therefore, the acquisition and integration of acquired businesses, brands or bottling operations may not contribute to our earnings as expected, we may not achieve profit margin targets when expected, or at all, and we may not achieve the other anticipated strategic financial benefits of such transactions.
Other risks associated with acquisitions and any other strategic transactions that we may enter into include integrating manufacturing, distribution, sales, accounting, financial reporting and administrative support activities and information technology systems with our company or difficulties separating such personnel, activities and systems in connection with divestitures; operating through new business models or in new categories or territories; motivating, recruiting and retaining executives and key employees; conforming controls (including internal control over financial reporting and disclosure controls and procedures) and policies (including with respect to environmental compliance, health and safety compliance and compliance with anti-bribery laws); retaining existing customers and consumers and attracting new customers and consumers; managing tax costs or inefficiencies; maintaining good relations with divested or refranchised businesses in our supply or sales chain; inability to offset loss of revenue associated with divested brands or businesses; managing the impact of business decisions or other actions or omissions of our joint venture partners that may have different interests than we do; operating through new business models or in new categories or territories; and other unanticipated problems or liabilities, such as contingent liabilities and litigation. Strategic transactions that are not successfully completed or managed effectively, or our failure to effectively manage the risks associated with such transactions, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We rely on third-party co-packers to manufacture our products. If we are unable to maintain good relationships with our co-packers or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

Until the recent acquisition of Big Beverages, we did not directly manufacture our products, but instead outsourced such manufacturing to third-party co-packers. We continue to outsource manufacturing of our products to third-party co-packers, and we have created a network model within North America that encompasses the utilization of co-packers and warehousing across each geographical area, as well as alternative warehousing and co-packing capacity, in order to reduce our exposure within each geographical area. These third-party co-packers may not be able to fulfill our demand as it arises or fail to meet our product specifications, could begin to charge rates that make using their services cost inefficient or may simply not be able to or willing to provide their services to us on a timely basis or at all. There could also be food safety concerns or other regulatory compliance issues with our third-party co-packers, which could require them to (temporarily or permanently) cease manufacturing product and/or necessitate destruction of product that they have already manufactured. In the event of any disruption or delay in production of product by our co-packers, whether caused by a rift in our relationship or the inability of our co-packers to manufacture our products as required, we would need to secure the services of alternative co-packers. We may be unable to procure alternative packing facilities at commercially reasonable rates or within a reasonably short time period, and any such transition could be costly. In such case, our business, financial condition, results of operations and cash flows would be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to July 30, 2024	—	$—	—	$—
August 1, 2024 to August 31, 2024	40,551	40.90	—	—
September 1, 2024 to September 30, 2024	—	—	—	—
Total	40,551	$40.90	—	$—
(1) During the quarter ended September 30, 2024, we purchased an aggregate of approximately 41,000 shares of our common stock to satisfy the employee tax withholding obligations upon the vesting of equity awards.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

Acquisition of Co-Packer

On November 1, 2024, Celsius completed its acquisition of Big Beverages Contract Manufacturing, L.L.C. ("Big Beverages") for $75.0 million, using cash on hand. Big Beverages is a longtime Celsius co-packer, and this strategic transaction provides Celsius with a 170,000 square-foot manufacturing and warehouse facility.

Rule 10b5-1 Trading Arrangements

From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the quarter ended September 30, 2024, except as set forth below, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K):

Name and Title	Type of Plan	Participant's Adoption Date	Termination Date or Date Terminated by Participant	Aggregate Number of Securities	Description of Trading Arrangement
John Fieldly, Chief Executive Officer	10b5-1(c)(1) Trading Plan	March 4, 2024	Terminated by Mr. Fieldly on September 11, 2024	251,046	Sale of shares of common stock (vested stock options or other awards)
Jarrod Langhans, Chief Financial Officer	10b5-1(c)(1) Trading Plan	March 11, 2024	Terminated by Mr. Langhans on September 11, 2024	20,000	Sale of shares of common stock (vested stock options or other awards)
John Fieldly, Chief Executive Officer	10b5-1(c)(1) Trading Plan	September 13, 2024	December 13, 2025	311,605	Sale of shares of common stock (vested stock options or other awards)
Jarrod Langhans, Chief Financial Officer	10b5-1(c)(1) Trading Plan	September 13, 2024	December 13, 2025	20,000	Sale of shares of common stock (vested stock options or other awards)

Item 6. Exhibits.
Index to Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Composite Articles of Incorporation of Celsius Holdings, Inc.	10-K	3.1	2/29/2024

3.2	Second Amended and Restated Bylaws	10-Q	3.2	8/06/2024

10.1†	First Amendment, effective August 1. 2024, to the Employment Agreement between the Company and Jarrod Langhans dated February 2, 2024	10-Q	10.2	8/06/2024

10.2†	Executive Severance Pay Plan and Summary Plan Description	10-Q	10.3	8/06/2024

10.3†	Form of Executive Change in Control and Indemnity Agreement	10-Q	10.4	8/06/2024

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline iXBRL and contained in Exhibit 101
*Filed herewith
**Furnished herewith
†    Management contract or compensatory plan arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Date: November 5, 2024	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)