Form 10-K
period 2024-12-31
Celsius Holdings, Inc.
filed 2025-03-03
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-34611

CELSIUS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2745790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2381 NW Executive Center Drive, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)
(561) 276-2239
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CELH	Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9.8 billion as of June 30, 2024, on the Nasdaq Capital Market. For purposes of the foregoing computation, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.
There were 235,129,734 shares of common stock outstanding as of February 21, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the SEC no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024.

Cautionary Statements Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this "Report") contains forward-looking statements that are based on the current expectations of our Company and management about future events within the meaning of the United States Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are made in reliance of the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Report that are not clearly historical in nature, including statements regarding our ability to successfully integrate Alani Nutrition LLC ("Alani Nu"); the strategic investment by and long term partnership with PepsiCo, Inc. ("Pepsi"); anticipated financial performance; management’s plans and objectives for international expansion and future operations globally; the successful development, commercialization, and timing of new products; business prospects; outcomes of regulatory proceedings; market conditions; the current and future market size for existing or new products; any stated or implied outcomes with regards to the foregoing; and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
•Our ability to close our acquisition with Alani Nu in a timely manner, if at all;
•Our ability to successfully integrate Alani Nu or other businesses that we may acquire;
•Our ability to achieve the benefits that we expect to realize as a result of the acquisition of Alani Nu;
•The potential negative impact that we could realize as a result of the acquisition of Alani Nu;
•Liabilities of Alani Nu that are not known to us;
•Our ability to maintain a strong relationship with Pepsi or any of our other distributors;
•The impact of the consolidation of retailers, wholesalers and distributors in the industry;
•Our reliance on key distributor partnerships;
•Our ability to maintain strong relationships with co-packers to manufacture our products;
•Our ability to maintain strong relationships with our customers;
•Our failure to accurately estimate demand for our products;
•The impact of increases in cost or shortages of raw materials or increases in costs of co-packing;
•Our ability to successfully achieve the benefits of our recent acquisition of Big Beverages Contract Manufacturing L.L.C. ("Big Beverages"), a copacker;
•Our ability to successfully estimate and/or generate demand through the use of third-parties, including celebrities, social media influencers, and others, may expose us to risk of negative publicity, litigation, and/or regulatory enforcement action;
•The impact of additional labeling or warning requirements or limitations on the marketing or sale of our products;
•Our ability to successfully expand outside of the United States (“U.S.”) and the impact of U.S. and international laws, including export and import controls and other risk exposure;
•Our ability to successfully complete or manage strategic transactions, successfully integrate and manage our acquired businesses, brands or bottling operations, or successfully realize a significant portion of the anticipated benefits of our joint ventures or strategic relationships;
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
•Other statements regarding our future operations, financial condition, prospects and business strategies; and
•Those factors contained in this Report under the heading, "Risk Factors".
Forward-looking statements and information involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I, Item 1A Risk Factors. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends, which may change as additional information becomes available or circumstances evolve. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this Report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Risk Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business, reputation, financial condition and/or operating results. You should read this summary together with the more detailed description of each risk contained below.
Risk Factors Related to Our Business
•We rely on distributors to distribute our products in the DSD sales channel and in international markets. If we are unable to maintain good relationships with our existing distributors, our business will suffer.
•We have extensive commercial arrangements with Pepsi and, as a result, significant disagreements with Pepsi or a termination of these arrangements could materially adversely impact our financial position and results of operations.
•If we fail to manage future growth effectively, our business could be materially adversely affected.
•Our demand generation strategies through social media and the use of third parties, including celebrities, social media influencers, and others, may expose us to risk of negative publicity, litigation, and/or regulatory enforcement action, which could impact our future profitability.
•Consolidation of retailers, wholesalers and distributors in the industry may result in downward pressure on sales prices, and the changing landscape of the retail market, including the growth of e-commerce, could adversely affect our results of operations.
•We predominantly rely on co-packers to manufacture our products. If we are unable to maintain good relationships with our co-packers or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.
•We may not be able to successfully integrate Alani Nu or other businesses that we may acquire.
•We may not be able to achieve the benefits that we expect to realize as a result of the acquisition of Alani Nu. Failure to achieve such benefits could have an adverse effect on our financial condition and results of operations.
•Alani Nu may have liabilities that are not known to us.
•Growth through acquisition involves a number of risks and an inability or failure to address the challenges associated with strategic transactions and related integration risks could adversely affect our business and results of operations.
•Our customers are material to our success. If we are unable to maintain good relationships with our existing customers, our business could suffer.
•Increases in cost or shortages of raw materials or increases in costs of co-packing could harm our business.
•We must continually maintain, protect or upgrade our information technology systems, including protecting us from internal and external cyber-security threats.
•Our failure to accurately estimate demand for our products could adversely affect our business and financial results.
•Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of our products.
•Our continued expansion outside of the U.S. exposes us to uncertain conditions and other risks in international markets.
•Numerous U.S. and international laws, including export and import controls, affect our ability to compete in international markets.
•We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position.

•If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions, or private litigation, which may negatively impact our business and operating results.
•We may incur material losses as a result of product recalls, regulatory enforcement actions and liabilities related to our products.
•The FDA could take issue with the manufacturer, composition/ingredients, packaging, marketing/labeling, storage, transportation, and/or distribution of our products.
•The FTC regulates advertising and may review the truthfulness of and substantiation for any claim we make related to our products.
•We rely on our management team and other key personnel.
•If we fail to attract or maintain a highly skilled and diverse workforce, our business could be negatively affected.
•Global or regional catastrophic events could impact our operations and affect our ability to grow our business.
•Climate change and natural disasters may affect our business.
•The ongoing Russia-Ukraine conflict and Israel's regional conflicts may adversely impact our business operations and financial performance.
Risk Factors Related to Our Industry
•We are subject to significant competition by other companies in the functional beverage product industry.
•Our inability to innovate successfully and to provide new cutting-edge products could adversely affect our business and financial results.
•Changes in consumer product and shopping preferences may reduce demand for some of our products.
•We derive virtually all of our revenues from functional beverage products, and competitive pressure in the functional beverage product category could materially adversely affect our business and operating results.
•If we are unable to successfully manage new product launches, our business and financial results could be adversely affected.
•Changes in government regulation, or failure to comply with existing regulation concerning energy drinks, could adversely affect our business and financial performance.
•Product safety and quality concerns, or other negative publicity (whether or not warranted) could damage our brand image and corporate reputation and may cause our business to suffer.
•Our sales are affected by seasonality.
•Failure by suppliers or co-packers to comply with applicable laws and regulations, or with specifications and other requirements for our products, may adversely impact our business.
•Litigation could expose us to significant liabilities and reduce demand for our products.
•If we fail to maintain an effective internal control environment or adequate control procedures over our financial reporting, investor confidence may be adversely affected thereby affecting the value of our stock price.
•We may be subject to regulatory examinations and proceedings.
•Strikes or work stoppages or labor unrest can cause our business to suffer.
Risk Factors Related to Financial Risks
•Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.
•We may be required in the future to record a significant charge to earnings if our goodwill or intangible assets become impaired.
•Fluctuations in foreign currency exchange rates may adversely affect our operating results.
•Potential changes in accounting standards or practices or taxation may adversely affect our financial results.
•Uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our industry, business, and results of operations.
•Our investments are subject to risks which may cause losses and affect the liquidity of these investments.
Risk Factors Related to Our Common Stock
•The market price and trading volume of our common stock is and has been volatile and could decline significantly.
•Our Board has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate control. We have outstanding shares of preferred stock with rights and preferences superior to those of our common stock.
•Certain of our affiliated stockholders can exert significant influence on the Company’s corporate affairs.
•We do not expect to pay cash dividends on our common stock in the foreseeable future.

PART I
Item 1. Business.
When used in this Report, unless otherwise indicated, the terms the "Company,” “Celsius,” “we,” “us” and “our” refer to Celsius Holdings, Inc. and its subsidiaries.
Overview
Celsius is a functional energy drink company operating in the United States (U.S.) and internationally. We engage in the development, processing, marketing, sale, manufacturing and distribution of functional energy drinks and other products, to a broad range of consumers including fitness enthusiasts. We provide differentiated products with innovative formulas, many of which are clinically proven and are meant to positively impact the lives of our consumers. Our brand has proven to be attractive to a broad range of customers.
Our flagship asset, CELSIUS®, is marketed as a premium lifestyle and energy drink formulated to power active lifestyles. This product line comes in two versions, a 12-ounce ready-to-drink form and an on-the-go powder form. We also offer the CELSIUS® Essentials line, available in 16-ounce cans and a Hydration line of zero-sugar powders that are infused with electrolytes and are available in a variety of fruit-forward flavors.
A key aspect of our value proposition is our emphasis on the functional energy drink category, ensuring that our products deliver clear and proven benefits. To this end, we have invested in research and development from the start, to utilize our proprietary MetaPlus® formulation in our portfolio. Our proprietary blend contains ginger (extract from the root), guarana seed, green tea extract (EGCG), chromium and vitamins.
During 2024, we established an international hub in Dublin, Ireland, through which we manage our global supply chain, marketing operations and our intellectual property. This international hub also oversees co-packing, raw material sourcing and distribution across global markets.
During 2024, we also continued to develop our U.S. Pepsi relationship and expanded our international presence through, among others, the following arrangements:
•We announced Pepsi as a distributor in Canada;
•We entered into an incentive program with Pepsi which is intended to better align our businesses as we look to grow and expand our product portfolio across the U.S.; and
•We entered into several strategic agreements with entities within the Suntory Group, including: an agreement with Lucozade Ribena Suntory Limited, which serves as our exclusive sales and distribution partner in the United Kingdom and the Republic of Ireland; a definitive manufacturing, sales, and distribution agreement with Frucor Suntory to enter into the Australia and New Zealand markets; and definitive sales and distribution agreements with Orangina Schweppes France to expand into France and Schweppes Suntory Benelux SA to expand into Belgium, Netherlands, and Luxembourg.
On November 1, 2024, we acquired Big Beverages for $75.3 million, using cash on hand. Big Beverages has been a longtime Celsius co-packer, and this strategic transaction provides Celsius with a 168,480 square-foot manufacturing facility and a 123,830 square-foot warehouse facility.

On February 20, 2025, we announced that we had entered into a membership interest purchase agreement to acquire Alani Nu for a total consideration comprising (i) $1,275.0 million in cash, subject to adjustment as set forth in the purchase agreement, (ii) an aggregate of 22,451,224 shares of our common stock and (iii) up to $25.0 million in additional cash consideration, payable only if net sales of Alani Nu’s products meet or exceed an agreed target for 2025. The closing of our pending acquisition of Alani Nu is currently expected to occur in the second quarter of 2025, subject to the satisfaction of certain customary closing conditions, including the expiration of the waiting period applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
We were incorporated in the State of Nevada on April 26, 2005. Our common stock is listed on the Nasdaq Capital Market under the symbol "CELH".
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

Our product formulations include beneficial ingredients such as green tea extract (EGCG), ginger (extract from the root), calcium, chromium, B vitamins and vitamin C. We use sucralose, a sugar-derived sweetener, found in Splenda®, to sweeten our products, making them low-calorie and an option suitable for consumers monitoring their sugar consumption.
We introduced our first CELSIUS® functional energy drinks to the marketplace in 2005.
We currently offer four product lines:
•CELSIUS® Originals and Vibe: Our initial 12-fluid ounce product line, offered in various flavors and carbonated and non-carbonated forms. We tailor these beverages to meet a variety of consumer tastes and preferences.
•CELSIUS ESSENTIALS™: Introduced in 2023, this 16-fluid ounce line is formulated with aminos.
•CELSIUS® On-the-Go Powder: This line features the same ingredients contained in our functional energy drinks in a convenient powder form.
•CELSIUS® Hydration: Introduced in 2025, this is a line of zero-sugar hydration powders infused electrolytes in a variety of fruit-forward flavors.
Celsius ready-to-drink products are packaged in a distinctive can that uses vivid colors and abstract patterns to create a strong on-shelf impact. The cans are sold in various packaging units and are designed to provide a clean, crisp and more modern look than our competitors' products. In addition to being sugar free, our ready-to-drink product line and powders are non-GMO, kosher, vegan, and soy and gluten free.

Manufacture and Supply of Our Products

Our functional energy drinks and on-the-go powders are primarily produced by well-established beverage co-packers. Additionally, we leverage our in-house manufacturing facility. Utilizing these strategically located resources enables us to efficiently produce and distribute our products. We procure most ingredients and all packaging materials, while both our co-packers and internal operations handle assembly. Our co-packers charge us a fee on a per-case basis. The shelf life of CELSIUS® products ranges from 15 to 24 months.
We, or our co-packers, purchase the raw materials used in our products in accordance with our specifications. Our ingredients are sourced from either domestic or international suppliers, with several reliable options available to us for key components. The ingredients in CELSIUS® products include green tea extract (EGCG), ginger (extract from the root), caffeine, B vitamins, vitamin C, taurine, guarana, chromium, calcium, glucuronolactone, sucralose, natural flavors and natural coloring.
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

We agreed to provide Pepsi a right of first offer in the event we intend to (i) manufacture, distribute or sell products in certain additional countries as specified in the Distribution Agreement, or (ii) distribute or sell products in any future channels and distribution methods during the term of the Distribution Agreement. Furthermore, Pepsi agreed to meet and confer in good faith with us regarding the terms and conditions upon which Pepsi might be willing to sell or distribute products, either directly or through local sub-distributors, in certain other additional countries. The Distribution Agreement includes other customary provisions, including non-competition covenants in favor of the Company, representations and warranties, indemnification provisions, insurance provisions and confidentiality provisions. As agreed to with Pepsi, we began shipments to The Pepsi Bottling Group (Canada), ULC ("Pepsi Canada") in the fourth quarter of 2023 and distribution to the Canada market in January 2024. Additionally, under the terms of a channel transition agreement entered into with Pepsi (the "Transition Agreement"), we received payments from Pepsi in exchange for the transition of certain existing distribution rights to Pepsi. In connection with the Distribution Agreement and Transition Agreement, we terminated certain distribution agreements to transition certain territory rights to Pepsi. In connection with entering into the foregoing agreements with Pepsi, we issued and sold to Pepsi approximately 1.5 million shares of our Series A Preferred Stock (“Series A” or “Series A Preferred Stock”) in exchange for cash proceeds of $550 million, excluding transaction costs. For additional information about our agreements with Pepsi, see Note 4. Revenue, Note 11. Related Party Transactions and Note 12. Mezzanine Equity to our consolidated financial statements contained elsewhere in this Report and the Customers section below.
Domestic
In the U.S. and Canada, we market and sell CELSIUS® products across a diverse range of retail channels, including supermarkets, convenience stores, drugstores, nutritional stores, food service providers, and mass merchants. Our products are widely available in major retail segments, including conventional grocery, natural food stores, convenience stores, fitness centers, mass market retailers, vitamin specialty stores, and e-commerce platforms.

Domestically, we distribute our products through a combination of direct-store delivery ("DSD") networks, independent distributors, and direct sales to retailers. Additionally, our products are available online through leading e-commerce platforms, including Amazon, Instacart, and Walmart.com, ensuring broad accessibility for consumers.
International
Our 2024 international growth initiatives made significant strides in expanding CELSIUS® energy drinks' presence in key global markets. We distribute our products in various foreign regions through regional and country-specific distribution partners, leveraging local market expertise to optimize distribution and brand visibility. With partnerships spanning Canada, Europe, and the Asia-Pacific region, we have strategically positioned the brand to meet growing global demand. Notably, sales commenced in France, New Zealand, and Australia in the fourth quarter of 2024, complementing our earlier launches in the United Kingdom and Ireland during the second half of 2024. These efforts demonstrate our commitment to leveraging partnerships, such as those within the Suntory Group, to drive product availability and brand visibility in both established and emerging markets, while utilizing local market expertise to optimize our global expansion strategies.
Customers
Our customer base primarily consists of distributors, e-commerce retailers, and various brick-and-mortar outlets such as grocery and convenience stores, club stores, and health-focused locations such as gyms and nutrition stores. To support and incentivize the distribution, sales and marketing of our products, we rely on and provide various financial incentives. These incentives include but are not limited to volume-based rebates and promotions, placement fees, listing fees, and other discounts.
In 2024, sales to Pepsi constituted 54.7% of our total net revenue, and receivables from Pepsi represented 62.2% of our total receivables as of December 31, 2024. The loss of Pepsi as a customer could significantly impact our operations, potentially resulting in a material adverse effect on our financial results.
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
Seasonality
As is common in the functional energy drink industry, product sales tend to be seasonal, with the highest volumes typically occurring during the second and third calendar quarters, aligning with the warmer months in our key markets. However, over the course of a full year, these seasonal fluctuations have not had a material impact on our financial results.

Competition
Our products compete broadly with not only functional energy drinks, but all categories of non-alcoholic liquid refreshments. The functional energy drink and liquid refreshment sectors are highly competitive, and include international, national, regional and local producers and distributors. Our direct competitors in the functional energy drink sector include but are not limited to Monster Beverage Corporation, Red Bull GmbH, The Coca-Cola Company, Pepsi, Keurig Dr Pepper Inc., Nestlé S.A., BlueTriton Brands, Starbucks Corporation, Congo Brands, and Molson Coors.
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
Government Regulation
The production, distribution and sale of our products in the U.S. are subject to numerous federal, state, and local statutes and regulations, including, without limitation the Federal Food, Drug and Cosmetic Act, the Federal Trade Commission Act, and the Occupational Safety and Health Act. Additionally, various environmental statutes and regulations apply to the production, transportation, sale, safety, advertising, labeling, packaging, and ingredients of our products. This includes adhering to data privacy and personal data protection laws and regulations, such as the California Consumer Privacy Act of 2018, in applicable jurisdictions.
We are also subject to various state laws, including California's Proposition 65, which requires that a specific warning appears on any product that contains a component listed by California as having been found to cause cancer or birth defects. While none of our products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether or to what extent, a warning under this law would have an impact on costs or sales of our products.
Internationally, we rely on outsourced manufacturing and distribution channels, which are subject to compliance with the laws and regulations in the foreign countries where our products are sold. Certain international markets, including countries in the European Union, have specific energy drink standards and ingredient restrictions that we closely monitor and with which we must comply.
Compliance with Environmental Laws
Our co-packers and internal manufacturing facilities in the U.S. are subject to federal, state and local environmental laws and regulations, including those relating to air emissions, the use of water resources and recycling. Similarly, our operations in other countries are governed by respective environmental laws. Changes in environmental compliance mandates, and any expenditures necessary to comply with such requirements, have not to date had a material adverse effect on our capital expenditures, financial results, competitive position or future growth.
Container Deposits
Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary by jurisdiction. For certain localities and states, we are required to collect deposits from our customers and to remit such deposits to the respective jurisdictions based upon the number of cans and bottles of certain carbonated and non-carbonated products sold in such states. In many instances, we rely on third party providers and distribution partners to assist with our compliance with the requirements of these regulations.
Other deposit, recycling or product stewardship proposals have been introduced in certain states and localities and in Congress, and we anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the U.S. and elsewhere.

Human Capital Resources
As of December 31, 2024, the Company employed 1,073 people globally, including both direct employees and those engaged through professional employer organizations. This total includes 965 in the Americas (comprising 959 in the U.S. and 6 in Canada), 101 in the EMEA region, and 7 in the APAC region.
Employees
We believe people are our most important assets, and we strive to attract and retain high-performing talent. Through comprehensive and competitive compensation and benefits, ongoing employee education and development, and a focus on health and well-being, we strive to support our employees in all aspects of their lives.

We believe we have a talented, motivated and dedicated team, and work to create an inclusive, safe and supportive environment for all team members.

As a global organization, we recognize and respect the diverse cultural, economic, and regulatory landscapes in which we operate. We aim to adapt our talent management strategies to ensure that we equitably support the members of our global workforce, including tailoring our strategies on a regional basis, whether through localized compensation packages, regional professional development opportunities, or culturally inclusive benefits.

As of December 31, 2024, none of our domestic employees, and only a limited number of our employees located in Europe, were represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.
Diversity
We believe that our culture celebrates diverse talent, individual identity, and different points of view, which includes empowering our employees to contribute new ideas that may contribute to our success. Additionally, women and racial and ethnic minorities collectively constitute a meaningful part of our overall workforce across all levels of our global organization.
Culture and Engagement
We believe empowering employees at all levels is essential to the ongoing improvement of our organization. Open and honest communication among team members, managers and leaders helps create an open, collaborative work environment in which everyone can contribute, grow and succeed. Team members are encouraged to approach their managers with questions, feedback or concerns. We also encourage regular, live communication across the organization and host quarterly global town halls with our senior leadership.
We strive to improve our culture by soliciting employee feedback through surveys, focus groups, and one-on-one meetings. We highly value this feedback, which plays an important role in driving positive change within our policies, culture, and engagement strategies.
Leadership, Training and Development
We focus on investing in our global workforce through learning opportunities designed to enhance our employees' leadership skills and capabilities and to otherwise equip our global workforce with the skills they need to perform effectively while simultaneously improving engagement and retention. We provide formal and informal learning programs, which are designed to help our employees grow and strengthen their skills throughout their careers. We offer a variety of programs that contribute to our leadership, training and development goals, and comprehensive coaching and mentoring programs that support leadership and employee development.
We have designed our leadership development programs to identify and nurture future leaders at every level. We prioritize succession planning, ensuring a pipeline of talent ready to take on leadership roles. Our leadership programs emphasize emotional intelligence, strategic thinking, and decision-making skills, which empower employees to step into leadership positions with confidence and the skills they need to succeed.
Compensation and Benefits
We believe in competitive and equitable compensation that enables our employees to share in our success. We recognize that our people are most likely to thrive when they have the resources necessary to meet their needs and the time and support to succeed in their professional and personal lives. To support this, we offer a wide variety of benefits for our employees around the world and invest in tools and resources designed to support our employees’ individual growth and development.
Our compensation programs are designed to reinforce our growth agenda and talent strategy, as well as to drive a strong connection between the contributions of our employees and their pay. We conduct annual pay equity analyses to help ensure that our base pay structures are fair and to identify and address potential issues or disparities by appropriately adjusting base pay. Also, as permitted by local law, we perform an annual adverse impact analysis on base pay, annual incentives, and long-term incentives to help ensure fairness.

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
Available Information and Use of Our Company Website to Disseminate Information
This Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on schedule 14A and all amendments to those reports are made available free of charge through the Company’s website, at www.celsiusholdingsinc.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. Additionally, the foregoing reports and amendments thereto are available on the SEC's website at www.sec.gov.
We inform our investors and the public of material corporate information through various channels, including SEC filings, press releases, public conference calls, webcasts, and our official corporate website at www.celsiusholdingsinc.com. We have used, and expect to continue to use, our website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC's Regulation Fair Disclosure (Reg FD). This information may include, without limitation, updates on our financial performance, significant personnel changes, brand developments, and other pertinent matters. We regard the content posted on our corporate website as potentially material to our investors. Therefore, we encourage our investors, the media, customers, consumers, business partners, and other stakeholders to regularly review the materials we disseminate through these platforms. Periodically, we may modify the list of communication channels for disseminating material information. Any such changes will be communicated and updated on our website. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Report or any other filings we make with the SEC.
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
Risk Factors Related to Our Business
We rely on distributors to distribute our products in the DSD sales channel and in international markets. If we are unable to maintain good relationships with our existing distributors, our business will suffer.
We distribute CELSIUS® in the DSD sales channel by entering into agreements with direct-to-store delivery distributors having established sales, marketing and distribution organizations. During August 2022 we entered into an exclusive distribution agreement with Pepsi for certain parts of the U.S., and we extended this relationship during 2023 and 2024 to certain parts of Canada. During 2024, we entered into exclusive distribution agreements with Suntory and its affiliated entities ("Suntory Group"). These agreements include Lucozade Ribena Suntory Limited for the United Kingdom of Great Britain and Northern Ireland, the Channel Islands, the Isle of Man, and the Republic of Ireland; Frucor Suntory Australia Pty Limited and Frucor Suntory New Zealand Limited for Australia and New Zealand, respectively; and Orangina Schweppes France and Schweppes Suntory Benelux SA for France, Monaco, Belgium, Luxembourg, and the Netherlands. We are substantially reliant on each of these multiyear arrangements and their respective counterparties for the distribution of our products in the applicable territories. We anticipate that we will extend these or establish additional distributor arrangements as we continue to expand our operations. These significant distributors are, and certain of our additional distributors may also be, affiliated with and manufacture or distribute other beverage products. In many cases, such products compete directly with our products. The sales and distribution efforts of our distributors are important for our success. If CELSIUS® proves to be less attractive to our distributors or if we fail to attract new or replacement distributors, or our distributors do not market and promote our products with greater or similar focus in preference to the products of our competitors, then we may not have any meaningful recourse or be able to replace such distributors in a timely manner, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We have extensive commercial arrangements with Pepsi and, as a result, significant disagreements with Pepsi or a termination of these arrangements could materially adversely impact our financial position and results of operations.
In 2024, sales to Pepsi constituted 54.7% of our total net revenue, and receivables from Pepsi represented 62.2% of our total receivables as of December 31, 2024. Pepsi is our primary distribution supplier for our products in the U.S. and the exclusive distributor of our products in select territories in Canada. As a result, we have reduced our distributor diversification and are dependent on Pepsi's domestic and Canadian distribution platforms. Given the significant concentration of our supply chain with Pepsi, Pepsi can affect our strategic decision making as we seek to expand and grow our product lines, and any significant disagreement or a termination of our arrangements with Pepsi could prevent us from distributing our products and would have a material adverse effect on our business, financial condition, results of operations, and cash flows.
If we fail to manage future growth effectively, our business could be materially adversely affected.
We have experienced rapid growth in the past and we expect our expansion to continue as we enter more markets internationally. During the year ended December 31, 2024, we grew to 1,073 employees, and we expect to further expand our hiring and marketing efforts; however, we can provide no assurance that our business or revenue will continue to grow, and any growth may place significant demands on management and our operational infrastructure. As we continue to grow, we must manage such growth effectively by successfully integrating, developing and motivating a large number of new employees, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our products and efficiency of our operations could suffer and we may not be able to execute on our business plan, which could harm our brand, and have a material adverse effect on our business, financial condition, results of operations, and cash flows. Accordingly, we cannot guarantee that we will achieve our planned growth, or that we will continue to sustain such growth or performance.
Our demand generation strategies through social media and the use of third-parties, including celebrities, social media influencers, and others may expose us to risk of negative publicity, litigation, and/or regulatory enforcement action, which could impact our future profitability.
We rely on marketing through social media and by social media influencers and celebrity spokespersons that represent the Celsius brand to generate demand for our products. The promotion of our brand, products, and services through social media and by social media influencers and celebrities is subject to FTC regulations and guidance, including, for example, a requirement to disclose any compensatory arrangements between us and influencers in any reviews or public statements by such influencers about the Company or our products. These social media influencers and celebrities, with whom we maintain relationships, could engage in activities or behaviors or use their platforms to communicate directly with our customers in a manner that violates applicable requirements or reflects poorly on our brand and that behavior may be attributed to us or otherwise adversely affect us. In addition, influencers and celebrities who are associated with us may engage in behavior that is unrelated to us but that causes damage to our brand because of these associations or may make claims against us whether or not based on facts. In addition, false information about our products and our ingredients has been and, in the future, may be distributed through social media. Due to the inherent nature of social media and the manner and speed with which such messages are spread, we may not be aware of or able to have such messages removed before they have done significant harm to our business, if at all. Any such activities or behaviors of the social media influencers or celebrities we engage, litigation with such third-parties, or our failure to adhere to regulatory requirements could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and on our reputation.
Consolidation of retailers, wholesalers and distributors in the industry may result in downward pressure on sales prices, and the changing landscape of the retail market, including the growth of e-commerce, could adversely affect our results of operations.
Our industry is being affected by consolidation in retail channels, particularly in North America and Europe. Consolidation can cause significant downward pricing pressure and can impose additional costs on us. Retailers may seek lower prices from us, may demand increased marketing or promotional expenditures in support of their businesses, and may be more likely to use their distribution networks to introduce and develop private-label brands, any of which could negatively affect our profitability. As a result of increased consolidation of ownership and purchasing power in the retail industry, large retailers with increased purchasing power may reduce the prices which they are willing to pay for our products and may also adversely impact our ability to compete in many markets. Additionally, our smaller customers' ability to compete with large retailers may be adversely impacted, resulting in their inability to pay for our products, which, in turn, would reduce our sales. Any inability to successfully manage the potential impact of these commercial changes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our industry is also being affected by the growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, which may result in a shift away from physical retail operations to digital channels. We may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without suffering a deterioration of our relationships with key customers operating physical retail channels. If we are unable to successfully adapt to the rapidly changing retail landscape, including the growth in digital commerce, our share of sales, volume growth, and overall financial results could be negatively affected. In addition, our success depends in part on our ability to maintain good relationships with key retail customers. The loss of one or more of our key retail customers could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We predominantly rely on co-packers to manufacture our products. If we are unable to maintain good relationships with our co-packers or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.
We directly manufacture a portion of our products but outsource the majority of manufacturing to co-packers. Within North America, we have established a network model that leverages co-packers and warehousing across various geographical areas. This model also includes alternative warehousing and co-packing arrangements to mitigate risks and reduce our reliance on any single geographical area. These co-packers may not be able to fulfill our demand as it arises, or they may fail to meet our product specifications, could begin to charge rates that make using their services cost inefficient or may simply not be able or willing to provide their services to us on a timely basis or at all. There could also be food safety concerns or other regulatory compliance issues with our co-packers, which could require them to (temporarily or permanently) cease manufacturing product and/or necessitate destruction of product that they have already manufactured. In the event of any disruption or delay in production of product by our co-packers, whether caused by a rift in our relationship or the inability of our co-packers to manufacture our products as required, we would need to secure the services of alternative co-packers. We may be unable to procure alternative packing facilities at commercially reasonable rates or within a reasonably short time period, and any such transition could be costly. Although, as discussed below, we acquired one of our co-packers on November 1, 2024, such acquisition presents additional risks and does not mitigate the risks presented by our continued use of co-packers, any of which risks could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may not be able to successfully integrate Alani Nu or other businesses that we may acquire.

Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate Alani Nu and other businesses that we may acquire in the future. The process of integrating Alani Nu, and any other acquired businesses, involves risks. These risks include, but are not limited to:
•demands on management related to the increase in the size of our business;
•diversion of management’s attention from the management of daily operations;
•difficulties in the assimilation of different corporate cultures and business practices;
•difficulties in conforming the acquired company’s accounting policies to ours;
•retaining employees who may be vital to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal controls, procedures, and policies; and
•costs and expenses associated with any undisclosed or potential liabilities.

Failure to successfully integrate Alani Nu or any other acquired businesses may result in reduced levels of revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, the acquisition of Alani Nu will result, and any future acquisitions could result, in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to achieve the benefits that we expect to realize as a result of the acquisition of Alani Nu. Failure to achieve such benefits could have an adverse effect on our financial condition and results of operations.

We may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from the acquisition of Alani Nu, either in the amount or within the time frame that we expect. In addition, the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Our ability to realize anticipated cost savings, synergies, and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:
•the use of more cash or other financial resources on integration and implementation activities than we expect;
•unanticipated increases in expenses unrelated to the acquisition of Alani Nu, which may offset the expected cost savings and other synergies from such acquisition;
•our ability to eliminate duplicative back office overhead and redundant selling, general, and administrative functions; and
•our ability to avoid labor disruptions in connection with the integration of Alani Nu, particularly in connection with any headcount reduction.

While we expect the acquisition of Alani Nu to create significant opportunities to reduce our combined operating costs, these cost savings reflect estimates and assumptions made by our management, and it is possible that our actual results will not reflect these estimates and assumptions within our anticipated timeframe or at all. If we fail to realize anticipated cost savings, synergies, or revenue enhancements, our financial results may be adversely affected, and we may not generate the cash flow from operations that we anticipate.

Alani Nu may have liabilities that are not known to us.
Alani Nu may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations. We cannot assure you that the indemnification available to us under the acquisition agreement in respect of the acquisition of Alani Nu or the representation and warranty insurance procured by us in connection with such agreement will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with Alani Nu’s business or property that we will assume upon consummation of our acquisition of Alani Nu. We may learn additional information about Alani Nu that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Growth through acquisitions involves a number of risks and an inability or failure to address the challenges associated with strategic transactions and related integration risks could adversely affect our business and results of operations.
We regularly review and evaluate potential acquisitions, joint ventures, distribution agreements, divestitures, and other strategic transactions. The success of these transactions is dependent upon, among other things, our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction, within the anticipated time frame, or at all, and receipt of necessary consents, clearances and approvals. Failure to successfully complete or manage strategic transactions could adversely affect our business. If we do not successfully integrate and manage our acquired businesses, brands or bottling operations, or if we are unable to realize a significant portion of the anticipated benefits of our joint ventures or strategic relationships, our business and financial results could suffer.
Growth through acquisitions involves a number of risks, including, but not limited to the following:
•the ability to identify and consummate transactions with complementary acquisitions candidates;
•the successful operation and integration of acquired companies;
•the efficiency and effectiveness of the acquired companies' internal control environment;
•diversion of management's attention from other daily functions;
•issuance by us of equity securities that would dilute ownership of our existing stockholders;
•incurrence or assumption of significant debt and contingent liabilities; and
•possible loss of key employees and/or customer relationships of the acquired companies.
On November 1, 2024, we acquired all of the equity interests of Big Beverages Contract Manufacturing L.L.C. ("Big Beverages"), a canned beverage manufacturer and co-packing partner of the Company. Acquisitions such as this, involving businesses, brands or bottling operations may involve significant challenges and risks, and the expected benefits may take longer to realize than expected or may not be realized at all. Our business may also be adversely affected if we are unable to successfully integrate this or other acquired businesses, brands or bottling operations, or if we are unable to consolidate such operations. To the extent we integrate Big Beverages or other acquired businesses, brands or bottling operations, it is possible that we will not realize the expected benefits from any such completed acquisition over the timeframe we expect, or at all, or that our existing operations will be adversely affected as a result of such acquisitions. Integrating the operations of Big Beverages or other acquired businesses, brands or bottling operations can be a difficult, costly and time-consuming process that involves a number of risks including, but not limited to, the integration of company cultures and management teams, retaining key employees and customers, increased exposure to certain governmental regulations and compliance requirements, increased costs, and use of resources. We may face difficulties in operating through new business models and/or supply chain models, or in new categories or territories, and challenges in extending Company controls (including internal controls over financial reporting, disclosure controls and procedures, data protection and cybersecurity), policies and governance structures (including with respect to food safety and quality, occupational safety, and sustainability) to Big Beverages or other newly acquired businesses, brands or bottling operations, which may result in increased costs and negative publicity. The costs of achieving benefits from our acquisition of Big Beverages or other acquisitions could be higher than we expected. Therefore, the acquisition and integration of Big Beverages or other acquired businesses, brands or bottling operations may not contribute to our earnings as expected, we may not achieve profit margin targets when expected, or at all, and we may not achieve the other anticipated strategic financial benefits of such transactions. Any such failure could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our customers are material to our success. If we are unable to maintain good relationships with our existing customers, our business could suffer.
Our customers, including distributors, grocery chains, convenience chains, drug stores, nutrition stores, mass merchants, club warehouses and other customers, may decide for any reason or no reason at all to discontinue carrying all or any of our products, which could cause our business to suffer. Such decisions are outside of our control and may be made based upon any number of reasons, including cost, changing consumer tastes and preferences and the availability of competing products. Such a loss of customers could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Increases in cost or shortages of raw materials or increases in costs of co-packing could harm our business.
The principal raw materials used in producing our products are flavors and ingredient blends as well as aluminum cans, the prices of which are subject to fluctuation. We are uncertain whether the prices of any of the foregoing or any other raw materials or ingredients we utilize will rise in the future and whether we will be able to pass any of such increases on to our customers. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or other raw materials. In addition, some of these raw materials, such as our sleek 12 ounce can, are available only from a limited number of suppliers. In the past, our industry has experienced shortages of aluminum cans. Periodic and often unpredictable industry-wide shortages of raw materials, including aluminum cans, could disrupt or delay the production of certain products and adversely affect our financial performance. As alternative sources of supply may not be available, any interruption in the supply of such raw materials could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We must continually maintain, protect or upgrade our information technology systems, including protecting us from internal and external cyber-security threats.
Information technology enables us to operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not appropriately allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the exposure of private data, the loss of customers, business disruptions, or the loss of or damage to our intellectual property or brand image through security breaches, including internal and external cyber-security threats. Cyber-security attacks by hackers, criminal groups or nation-state organizations are evolving and include, but are not limited to, malicious software (malware, ransomware and viruses), phishing and social engineering, cyber extortion, attempts to gain unauthorized access to networks, computer systems and data, malicious or negligent actions of employees (including misuse of information they are entitled to access) and other forms of electronic security breaches that could lead to disruptions in business systems, an inability to process customer orders or lost customer orders, unauthorized access, destruction, loss, alteration, falsification, unavailability or release of material confidential or otherwise protected information and corruption of data. Additionally, threat actors’ use of artificial intelligence could further enhance the frequency and effectiveness of such attacks. Such cyberattacks could result in violations of data protection laws and regulations, damage to the reputation and credibility of the Company, loss of opportunities to acquire or divest of businesses, and loss of ability to commercialize products developed through research and development efforts, any of which could require us to spend significant financial or other resources to remedy, and, therefore, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We also rely on relationships with third parties, including suppliers, distributors, co-packers, contractors, cloud data storage and other information technology service providers and other external business partners, for certain functions or for services in support of our operations. These third-party service providers, and partners, with whom we may share data including without limitation, for data hosting, back-office support, and other functions, are subject to similar risks as we are, relating to cyber-security, privacy violations, business interruption, and systems, as well as employee failures. While we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk. These third parties may experience cyber-security incidents that may involve data we share with them or rely on them to provide to us, and the need to coordinate with such third-parties, including with respect to timely notification and access to personnel and information concerning an incident, may complicate our efforts to resolve any issues that arise.
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
We may not correctly estimate demand for our products. Our ability to estimate demand for our products relies on various assumptions that may ultimately prove to be incorrect, particularly with regard to new products, and our estimates may be less precise during periods of growth, including in new markets. If we materially underestimate demand for our products or, as discussed above, we are unable to secure sufficient ingredients, flavors, aluminum cans and other raw materials or packaging materials for our beverage products or we experience difficulties with our co-packing arrangements, including production shortages or quality issues, we might not be able to satisfy demand on a short-term basis.

If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels may be inadequate, and our results of operations may be negatively impacted. If we fail to meet our shipping schedules, we could damage our relationships with distributors or retailers, increase our distribution costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products. Conversely, we may experience a decrease in demand due to activities outside of our control, such as a general decrease in the demand for energy drinks, consumers shifting preferences away from our products and to our competitors or to alternative beverages, or the actions of our third-party distributors or retailers. If the inventory of our products held by our distributors or retailers is too high, they will not place orders for additional products, which could unfavorably impact our future sales. Any inability to maintain sufficient product quantities as sales increase, or to anticipate future decreases in product demand for any reason, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of our products.
Various jurisdictions may adopt additional product labeling or warning requirements or limitations on the marketing or sale of our products as a result of, among other things. the ingredients we use or allegations that our products cause adverse health effects. If these types of requirements become applicable to one or more of our products, they may inhibit sales of such products. For example, under one such law in California, known as Proposition 65, if the State has determined that a substance causes cancer, birth defects or other reproductive harm, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the exposure falls under an established safe harbor level or another exemption is applicable. During 2024, we became subject to allegations that we are violating Proposition 65, which we believe is without merit. If we were required to add Proposition 65 warnings on the labels of one or more of our products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets. In addition, we are aware of ongoing efforts in the U.S. and in certain foreign countries to seek governmental review of the energy drink industry, including with respect to advertising claims, health claims, caffeine content, and marketing to individuals under the age of 18. Should we become the target of government review or experience limitations on or additional requirements with respect to the marketing or sale of our products, our business, financial condition, results of operations, and cash flows may be materially, adversely impacted.
Our continued expansion outside of the U.S. exposes us to uncertain conditions and other risks in international markets.
We have sales of products internationally in a variety of markets, and most recently began distribution through third-parties in the United Kingdom of Great Britain and Northern Ireland, the Channel Islands, the Isle of Man, the Republic of Ireland, France and Monaco, and Australia, New Zealand, and the Pacific Islands. In 2024, we established our international operations hub in Dublin, Ireland to, among other things, better support our international expansion goals. In support of these goals, we aligned our global operating model with international business strategies and evolving tax regulations. While these efforts are intended to enhance our international growth and tax strategies, they expose us to risks including, challenges in complying with complex and evolving tax laws, transfer pricing regulations, and local ingredient requirements across multiple jurisdictions. Changes in tax laws or regulatory enforcement priorities could adversely impact the anticipated benefits of our restructuring or result in increased tax liabilities, disputes, or penalties. As our growth strategy includes continuing the expansion in these and other international markets, if our current efforts are unsuccessful or if we are unable to continue to expand distribution of our products outside the U.S., our growth rate could be adversely affected. Although we do, and we intend to continue to, sell through established distributors in international markets, we have limited or no operating experience in many of such markets, and it may be costly to promote our brands in international markets.
We face and will continue to face substantial risks associated with foreign distribution and sale of our products, including economic or political instability in various international markets; fluctuations in foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the U.S., including possible taxes or withholding obligations on any repatriations; and tariffs or trade restrictions. Also, distribution and sale of products outside of the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potentially higher product damage rates if our products are shipped long distances, potentially higher incidence of fraud or corruption, credit risk of distributors and potentially adverse tax consequences. Our products have also been sold without our consent outside of our distribution networks which can, among other things, expose us to regulatory scrutiny should our products be sold or consumed in markets without proper approvals. In addition, U.S. based brands could be subjected to unfavorable global sentiment based on geopolitical factors that are outside of our control. Any of these risks, or a failure to achieve the intended outcomes for our international operations hub, could have a significant impact on our ability to distribute and sell our products on a competitive basis in international markets or result in the imposition of fines or lost revenue, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Actions taken with respect to new or increased tariffs or trade relations between the U.S. and other countries, could impact the cost and availability of our products, including our raw materials used in production. These impacts may lead to higher prices or reduced availability, which could negatively affect our sales performance. Retaliatory actions by other countries may also have an adverse impact on the Company. The failure to comply with applicable current or future U.S. import, export control, sanctions and anti-corruption laws, including U.S. Customs regulations, could expose us and our employees to substantial civil or criminal penalties, fines and in extreme cases, incarceration. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or authorizations, or otherwise act in accordance with applicable laws, we may be adversely affected through reputational harm and penalties, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We may incur material losses as a result of product recalls, regulatory enforcement actions and liabilities related to our products.
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
There are costs associated with undertaking a product recall, which may not be fully covered by our current and/or future insurance policies. If product is recalled and inventory is destroyed because of a food safety concern, it could also lead to loss of sales due to unavailability of product. Additionally, a recall could decrease future demand for product from existing customers and/or increase difficulty in attracting new customers. If the recall is a result of actions of a co-packer, raw material supplier, or packaging material supplier, it could also result in damage to the relationship with that entity, which could potentially disrupt the supply of product(s) and/or increased costs associated with manufacturing the product(s).
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
We may also be liable to consumers if the consumption of any of our products causes injury, illness or death. The amount of the insurance we carry is limited, and that insurance is subject to certain exclusions and may or may not be adequate. Accordingly, consumer class action litigation or a significant product liability judgment could cause us to incur material losses. Additionally, product tampering, either on a small or large scale, such as the introduction of foreign material, chemical contaminants or pathogenic organisms into our products, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. A product recall, regulatory enforcement action and/or litigation arising from any of the foregoing or otherwise, could on its own or as a result of long term reputational damage, have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Any type of federal, state, or local regulatory enforcement action related to the manufacturing, transportation, storage, and/or distribution of our products, whether taken against us or a third-party, such as a co-manufacturer, could also have a material adverse effect on our business, financial condition, results of operations, and cash flows. This could include, for example, an enforcement action taken against us or one of our co-packers for failing to maintain an appropriate FDA registration or comply with applicable Current good manufacturing practice (“CGMP”) requirements.
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

The shifting regulatory environment through the various jurisdictions in which our products are sold necessitates building and maintaining robust internal control systems to achieve and maintain compliance in multiple jurisdictions and increases the possibility that we may violate one or more of the legal requirements. If our operations are found to be in violation of any applicable laws or regulations, then we may be subject to, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, injunctions, or product withdrawals, recalls or seizures, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
In particular, our continued success will depend in part on our ability to retain the talents and dedication of key employees. Furthermore, we may not be able to locate suitable replacements for any of our key employees who leave or be able to offer employment to potential replacements on reasonable terms, all of which could adversely affect our procurement and distribution processes, sales and marketing activities, and our financial processes, and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
If we fail to attract or maintain a highly skilled and diverse workforce, our business could be negatively affected.
Our business requires that we attract, develop, and maintain a highly skilled and diverse workforce. Our employees are highly sought after by our competitors and other companies, and competition for existing and prospective personnel has increased. Our continued ability to compete effectively depends on our ability to attract, retain, develop, and motivate highly skilled personnel for all areas of our organization. Moreover, the broader labor market continues to be impacted by numerous factors, including, but not limited to, wage inflation, labor shortages, increased employee turnover, changes in availability, and a shift toward remote work, which, in turn, has created a shortage of qualified workers, thereby further increasing the competitive landscape of attracting and retaining qualified workers. Consequently, we may not be able to successfully attract and maintain a highly skilled and diverse workforce that is necessary to support key capabilities such as e-commerce, social media and digital marketing and advertising, and digital analytics. Changes in immigration laws and policies could also make it more difficult for us to recruit or relocate highly skilled technical, professional, and management personnel to meet our business needs. In certain European countries where employees are represented by unions, union activity, collective bargaining disputes, or work stoppages could disrupt operations or increase costs, and local labor laws may limit our flexibility to make workforce adjustments in response to changing business needs. The unexpected loss of experienced and highly skilled employees due to an increase in aggressive recruiting for best-in-class talent could deplete our institutional knowledge base and erode our competitiveness. Further, failure to attract, retain, and develop associates from underrepresented communities can damage our business results and our reputation. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Global or regional catastrophic events could impact our operations and affect our ability to grow our business.
Because of our increasingly global presence, our business could be affected by unstable political conditions, civil unrest, protests and demonstrations, large-scale terrorist acts, especially those directed against the U.S. or other major industrialized countries where our products are distributed, the outbreak or escalation of armed hostilities, such as the ongoing conflict in the Ukraine, and the Israel Gaza Strip conflict, major natural disasters and extreme weather conditions, such as hurricanes, wildfires, tornadoes, earthquakes or floods, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic). Such catastrophic events could impact our operations and our supply chain, including the production or distribution of our products. Materials or personnel may need to mobilize to other locations. Our U.S. headquarters and a large part of our operations are located in Florida, a state at significant risk of impacts from hurricanes. Some of the raw materials we use, including certain sizes of cans, are available from limited suppliers, and a regional catastrophic event impacting such suppliers could adversely impact our operations. In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. If our operations are disrupted or we are unable to grow our business as a result of these factors, our growth rate could decline, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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

Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods, and outbreaks of diseases (such as the COVID-19 pandemic) or other health issues may affect our operations and the operation of our supply chain, impact the operations of our distributors and unfavorably impact our consumers’ ability to purchase our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. Changes in applicable laws, regulations, standards or practices related to greenhouse gas emissions, packaging and water scarcity, and reporting requirements with respect thereto, as well as initiatives by advocacy groups in favor of certain climate change-related laws, regulations, standards or practices, may result in increased compliance costs, capital expenditures and other financial obligations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. We, along with our co-packers, use a number of key ingredients in the manufacture of our products that are derived from agricultural commodities. Increased demand for food products and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns and other factors may limit the availability or increase the cost of such agricultural commodities and could impact the food security of communities around the world. Weather conditions, therefore, may influence consumer demand for certain of our products and otherwise impact our business and operations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The ongoing Russia-Ukraine conflict and Israel's regional conflicts may adversely impact our business operations and financial performance.
U.S. and global markets have and may continue to experience volatility and disruption resulting from the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and Israel's regional conflicts. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the U.S., the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the U.S., have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of Israel's regional conflicts and the resulting measures that have been taken, and could be taken in the future, by NATO, the U.S., the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to ongoing market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any new or continuing sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. These ongoing conflicts and the resulting geopolitical instability could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risk Factors Related to Our Industry
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
Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting-edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and with products of much larger competitors with significantly greater financial resources, such as Monster Beverage Corporation, Red Bull GmbH, The Coca-Cola Company, Pepsi, Keurig Dr Pepper Inc., Nestlé S.A., BlueTriton Brands, Starbucks Corporation, Congo Brands and Molson Coors. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants and club warehouses. New competitors continue to emerge, some of which target specific markets of ours as well as the health and wellness space. This may require additional marketing expenditures on our part to remain competitive.
The growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services may result in a shift away from physical retail operations to digital channels and a reduction in impulse purchases. Further, the ability of consumers to compare prices on a real-time basis using digital technology puts additional pressure on us to maintain competitive prices. Sales in gas chains may also be affected by improvements in fuel efficiency and increased consumer preferences for electric or alternative fuel-powered vehicles, which may result in fewer trips by consumers to gas stations and a corresponding reduction in purchases by consumers in convenience gas retailers. We have been growing our e-commerce sales by using Amazon and leveraging our retail partners e-commerce platforms, rather than building our own internal platform. However, if we are unable to successfully adapt to the rapidly changing retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Due to competition in the functional beverage product industry, we may encounter difficulties in maintaining our current revenues, market share or position this industry, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our inability to innovate successfully and to provide new cutting-edge products could adversely affect our business and financial results.
Our ability to compete in the highly competitive functional beverage product industry and to achieve our business growth objectives depends, in part, on our ability to develop new flavors, products and packaging. The success of our innovation, in turn, depends on our ability to identify consumer trends and cater to consumer preferences. In addition, if we fail to adequately differentiate our products from those of our competitors, we may lose market share and pricing power, and fail to attract or retain loyal customers. The increasing number of competing products and limited shelf space in retail outlets may further limit our ability to establish and maintain a distinctive market position. If we are not successful in our innovation activities, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
Changes in consumer product and shopping preferences may reduce demand for some of our products.
The functional beverage product category is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened drinks and the perceived undesirability of artificial ingredients. CELSIUS® has no aspartame or high fructose corn syrup and is very low in sodium. The main CELSIUS® line of products are sweetened with sucralose, a sugar-derived sweetener that is found in Splenda®, which makes these functional beverage products low-calorie. However, consumer preferences may shift away from the trend towards healthier options that we have observed, and as such, there can be no assurance that our current products and product lines will maintain their current levels of demand. There are also changes in demand for different packages, sizes, and configurations. This may reduce demand for our functional beverage products, which could reduce our revenues and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Consumers are seeking greater variety in their functional beverage products. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative functional beverage products that appeal to consumers. In order to retain and expand our market share, we must continue to develop and introduce different and innovative products and be competitive in the areas of efficacy, taste, quality and price, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Product lifecycles for some functional beverage brands, products or packages may be limited to a few years before consumers’ preferences change. The functional beverage products that we currently market are in varying stages of their product lifecycles, and there can be no assurance that such products will become or remain profitable for us. We may be unable to achieve volume growth through product and packaging initiatives. We may also be unable to penetrate new markets. Additionally, as shopping patterns are being affected by the digital evolution, with consumers embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms, we may be unable to address or anticipate changes in consumer shopping preferences or engage with our consumers on their preferred platforms. A decline in our revenue for any of these reasons could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We derive virtually all of our revenues from functional beverage products, and competitive pressure in the functional beverage product category could materially adversely affect our business and operating results.
Our focus is on the functional beverage product category, and our business is vulnerable to adverse changes impacting this category, which could adversely impact our business, results of operations, and the trading price of our common stock.
Virtually all of our sales are derived from our functional beverage products, including our CELSIUS® Originals and CELSIUS® Vibe, CELSIUS® ESSENTIALSTM, CELSIUS® On-the-Go product lines. Any decrease in the sales of our functional beverage products could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the functional beverage category.
The increasing number of competitive products and limited amount of shelf space in retail stores, including in coolers, may adversely impact our ability to gain or maintain our share of sales in the marketplace. In addition, certain actions of our competitors, including unsubstantiated or misleading claims, false advertising claims and tortious interference in our business, as well as competitors selling misbranded products, could impact our sales. Competitive pressures in the functional beverage category could impact our revenues, cause price erosion or lower market share, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our business, financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and can vary from state-to-state. While we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether with respect to labeling, ingredients, tax or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Our sales are affected by seasonality.
As is typical in the non-alcoholic beverage category, our sales are seasonal. Our highest sales volumes generally occur in the second and third quarters, which correspond to the warmer months of the year in our major markets. Consumer demand for our products is also affected by weather conditions. Unseasonably cool or wet weather during the spring and summer months may lead to decreased sales, potentially having a material adverse effect on our business, financial condition, results of operations, and cash flows.
Failure by suppliers or co-packers to comply with applicable laws and regulations, or with specifications and other requirements for our products, may adversely impact our business.
We rely on our raw material suppliers and co-packers for compliance with applicable legal and regulatory requirements. If our raw material suppliers or co-packers fail to comply with applicable federal, state, and local requirements it could materially adversely impact our business. For example, failure of our co-packers to comply with applicable CGMP requirements could necessitate a product recall, cause us to be subject to regulatory enforcement action, or lead to private litigation against us.
We also rely on our co-packers to provide us with products that comply with our specifications and other applicable requirements. If they fail to do so, or if our raw material suppliers fail to supply us with material that complies with applicable specifications, it could lead to supply chain disruptions, damage to our reputation, or otherwise materially adversely impact our business. It could also result in the inability of the co-packers to continue to manufacture product for us or inability of the raw material suppliers to continue to supply product to us, which could result in disruption or increased cost of product. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Litigation could expose us to significant liabilities and reduce demand for our products.
We have been and are a party, from time to time, to various litigation and other legal proceedings, including, but not limited to, intellectual property, false advertising, product liability, breach of contract claims, and violations of consumer protection statutes and securities laws. Lawsuits have been filed against us claiming that certain statements made in our or our partners' advertisements or on the labels of our products, in our public filings with the Securities and Exchange Commission or in our or public statements, were false or misleading or otherwise not in compliance with applicable state and/or federal regulatory requirements, including class action alleging "channel stuffing". Class action lawsuits have been filed against us, alleging that certain claims in our marketing promotional materials amount to false advertising or were otherwise misleading. We do not believe any statements made by us in our promotional materials or set forth on our product labels are false or misleading or otherwise not in compliance with applicable state or federal legal and regulatory requirements, and we have been defending, and will continue to vigorously defend such lawsuits. At times, even if the Company believes that it is acting in compliance with the applicable laws and regulations, management may choose to settle claims in order to avoid lengthy litigation and associated expenses and/or disruptions to its business. Although the Company recently settled claims brought by the SEC, it could be subject to additional investigations or lawsuits from the SEC or other regulators in the future. For additional information regarding the claims that we face, please see Note 15. Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
If we fail to maintain an effective internal control environment or adequate control procedures over our financial reporting, investor confidence may be adversely affected thereby affecting the value of our stock price.
We are required to maintain proper internal control over our financial reporting and adequate controls related to our disclosures. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. If we fail to maintain adequate controls, our business, financial condition, the results of operations, and cash flows may be materially, adversely impacted.
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
The Company has successfully remediated the material weaknesses identified in prior years through the implementation of a remediation plan, including enhanced internal control procedures and strengthened oversight. While these remediation efforts have been effective, there can be no assurances that the Company will not identify additional material weaknesses in ICFR in the future or fail to maintain an effective control environment. If the Company is unable to maintain adequate ICFR or establish an effective control environment, its consolidated financial statements may contain material misstatements, and it could be required to revise or restate its financial results. Such events could materially and adversely affect the Company’s business, results of operations, and financial condition, restrict its ability to access the capital markets, require it to expend significant resources to address control deficiencies, subject it to fines, penalties, or judgments, harm its reputation, or otherwise cause a decline in investor confidence, any of which could have a material adverse effect on its business, financial condition, results of operations, and cash flows.
We may be subject to regulatory examinations and proceedings.
We may be subject to examinations, investigations, proceedings and orders by the SEC or other regulators. Any such actions could be expensive, damaging to our brand, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Strikes or work stoppages or labor unrest can cause our business to suffer.
Some employees of our third-party business partners that are involved in the manufacturing, production, or distribution of our products are covered by collective bargaining agreements, and other such employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions may occur if the third parties that are involved in the manufacturing, production and distribution of our products are unable to renew, or enter into new, collective bargaining agreements on satisfactory terms. These disruptions can impair the manufacturing and distribution of our products, interrupt product supply or lead to a loss of sales. They may also increase our costs, or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risk Factors Related to Financial Risks
Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.
We are subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, we are subject to audits for multiple tax years in various jurisdictions at once.
Our 2021 through 2023 U.S. federal income tax returns are subject to examination by the IRS. Our state and local income tax returns are subject to examination for the 2020 through 2023 tax years.
At any given time, events may occur which change our expectation about how any such tax audits will be resolved and thus, there could be significant variability in our quarterly or annual tax rates, because these events may change our plans for uncertain tax positions.
Changes in U.S. tax laws as a result of any legislation proposed by U.S. Congress could adversely affect our provision for income taxes, resulting in an adverse impact on our financial condition or results of operations. In addition, changes in the manner in which U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our financial condition or results of operations. For example, the Organization for Economic Cooperation and Development (“OECD”) has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (“BEPS”) project. These changes, to the extent adopted, may increase tax uncertainty, result in higher compliance costs and adversely affect our provision for income taxes, results of operations or cash flow. In connection with the OECD’s BEPS project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, such as with respect to our new center in Ireland, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may be required in the future to record a significant charge to earnings if our goodwill or intangible assets become impaired.
Under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), we are required to review our goodwill and indefinite-lived intangible assets for impairment annually, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. Factors potentially affecting our estimated fair values, used in comparison with carrying values, include but are not limited to, declining or slower than anticipated growth rates for certain of our existing products, a decline in stock price and market capitalization, reduced operating cash flows, changes in the business climate or competitive environment, and slower growth rates in our industry. An impairment charge, if required, would decrease the carrying value to that of our estimated fair value on our consolidated balance sheet and impact earnings.
Finite-lived assets are reviewed for impairment whenever events or changes in circumstances suggest that their carrying value may not be fully recoverable and are subject to amortization over their useful lives.
We may be required in the future to record a significant charge to earnings during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2024, our goodwill totaled approximately $71.6 million and net intangible assets totaled approximately $12.2 million.
Fluctuations in foreign currency exchange rates may adversely affect our operating results.
We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar and we expect that such risk exposure will increase as we continue to expand our international operations. As a result, our reported earnings may be materially adversely affected by changes in foreign currency exchange rates. For the years ended December 31, 2024, 2023 and 2022, net foreign currency translation loss (gain) resulted in a loss of $2.5 million, a gain of $1.2 million and a loss of $2.5 million, respectively.
Potential changes in accounting standards or practices or taxation may adversely affect our financial results.
We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after-tax income. Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers or indirect taxes on beverages generally or energy drinks in particular) could affect our products’ affordability and materially reduce our sales.

Uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our industry, business and results of operations.
Global economic uncertainties, including highly inflationary economies and foreign currency exchange rates, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, or that they would be sustainable, or that they would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets or the impact they may have on our customers or business, as our expansion outside of the U.S. has increased our exposure to any developments or crises in various international markets. Unfavorable economic conditions and financial uncertainties in our major international markets and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our investments are subject to risks which may cause losses and affect the liquidity of these investments.
On December 31, 2024, we had $890.2 million in cash and cash equivalents. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have a material adverse effect on our future results of operations, liquidity and financial condition.
Risk Factors Related to Our Common Stock
The market price and trading volume of our common stock is and has been volatile and could decline significantly.
Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions such as inflation, estimates and projections by the investment community and public comments by other parties as well as many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses or net income. We may be unable to achieve analysts’ forecasts of our future performance, including net revenue or earnings, which are based on their own projected revenues, sales volumes and sales mix of many product types or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any such projected levels or mix of product sales, revenues, gross margins, operating profits or net income, and our failure to meet analyst forecasts may result in a decline in the price of our common stock. Our stock price is and has been subject to significant volatility, and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our common stock have resulted in securities class action litigation against us, and continued stock price volatility could result in the initiation of new actions. For the period January 1, 2024 through February 20, 2025, the price of our common stock ranged from a high of $99.62 to a low of $21.10.
Our Board has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate control. We have outstanding shares of preferred stock with rights and preferences superior to those of our common stock.
Our Articles of Incorporation allow our Board to issue shares of preferred stock without any vote or further action by our stockholders. Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.
On August 1, 2022, the Company filed a Series A Certificate with the Secretary of the State of Nevada (the “Series A Certificate”). The Series A Certificate authorizes 1,466,666 shares of Series A Preferred Stock, all of which were issued and sold to Pepsi, and are not currently convertible at the rate of fifteen shares of the Company’s common stock, par value $0.001 per share, for each share of Series A Preferred Stock. The Series A Preferred Stock ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s common stock, (ii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A Preferred Stock, and (iii) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A Preferred Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company (but excluding any change of control), each holder of Series A Preferred Stock will be entitled to receive an amount per share of Series A Preferred Stock equal to the Liquidation Preference, as defined in the Series A Certificate. Holders of shares of Series A Preferred Stock will be entitled to cumulative dividends, which will be payable quarterly in arrears either in cash, in-kind, or a combination thereof. Dividends will accrue on each share of Series A Preferred Stock at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly regular dividends, such shares of Series A Preferred Stock are entitled to participate in dividends paid to holders of common stock.

Certain of our affiliated stockholders can exert significant influence on the Company’s corporate affairs.
Certain of our affiliated stockholders own approximately 18.5% of our issued and outstanding common stock and can influence the election of directors, as well as all other matters requiring stockholder approval. The interests of such stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other directors and other business decisions.
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
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
The Company has established a cybersecurity risk management program, designed to identify, assess, mitigate, and manage cybersecurity risks, incidents and threats that could potentially impact our business operations. Our internal cybersecurity committee (the "Cybersecurity Committee"), which includes our Chief Financial Officer and key representatives from the Finance, Information Technology ("IT"), and Legal departments, direct our cybersecurity efforts. The Cybersecurity Committee is primarily responsible for monitoring our cybersecurity risk management program, establishing and updating materiality thresholds for reporting cybersecurity incidents and determining whether specific incidents meet established disclosure criteria. The Cybersecurity Committee's role is focused on evaluating incidents against these thresholds to ensure that significant cyber risks are appropriately managed, addressed and if required, disclosed in line with our overarching cybersecurity strategy and policies. The Cybersecurity Committee members rely on the cybersecurity experience of the Company’s head of IT, which includes more than twenty years of experience in cybersecurity and information technology, with focused expertise on cybersecurity strategy, architecture, policy, and processes. Remaining team members have a general familiarity with cybersecurity matters and an understanding of the potential financial impacts, disclosure obligations, and enterprise risks to the Company as they relate to cybersecurity. The Company has also established a Cybersecurity Incident Assessment and Reporting Policy (the "Cyber Incident Policy").
Our Vice President of IT is tasked with continuously monitoring our systems and networks for potential cybersecurity threats. The IT department monitors for incidents that meet our established materiality thresholds, which encompass items such as cost, potential impact on operations, and reputational risks, and escalates incidents within our organization for further assessment and responsive action by the Cybersecurity Committee.
The Cyber Incident Policy sets forth a process to report cybersecurity incidents that is intended to enable a rapid organizational response to mitigate risks and also to ensure compliance with our public reporting obligations. This process includes incident identification, reporting channels to report any cybersecurity incidents, reporting procedures with respect to information to be included in any incident report, provision for confidentiality of information reported, the initiation of a response process to any reported incident, communication of a reported incident to the Cybersecurity Committee.
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
Our Cybersecurity Committee also reviews cybersecurity incidents affecting our third party service providers as necessary. Upon being notified of a cybersecurity incident at a third party, our Vice President of IT or a designated point of contact will promptly contact the third party to understand the details and scope of the incident. An initial report outlining the nature of the incident, affected systems, and preliminary impact assessment will be provided to the Cybersecurity Committee, which will appropriately review the matter. Regular communication is to be maintained with the third party with updates provided to the Cybersecurity Committee to enable appropriate steps to be taken and timely public reporting if needed.

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
Item 2. Properties.
Domestic Properties
The Company leases properties to support its operations and does not own any real estate in the U.S. As our operations continue to expand, we may assume additional leased space as necessary.
Our key lease agreements include:
•our principal executive office, which is leased with a monthly expense of $0.1 million; and
•two property leases, which were assumed as part of our acquisition of Big Beverages and includes manufacturing and warehouse facilities with a combined monthly lease expense of approximately $0.2 million.
International Properties
Across Europe, we lease multiple office spaces to support administrative and operational functions for an aggregate monthly expense of approximately $0.1 million.
Item 3. Legal Proceedings.
We are subject to various claims and lawsuits in the ordinary course of business, which can include, among other matters, contractual disputes with our marketing and other partners, claims that we infringed on the intellectual property of others, commercial general liability claims, automobile liability claims, labor law and employment claims, and potential class actions. We are also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, we receive numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of our activities.
Additional information in response to this Item is included in Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated by reference into Part I of this Report. Our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements are filed as part of this Report under Item 15. Exhibits and Financial Statement Schedules and are set forth beginning on page F-1 immediately following the signature pages of this Report.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
Principal Market
Our common stock is listed on the Nasdaq Capital Market under the symbol “CELH.” As of February 21, 2025, there were 37 holders of record of our common stock. The holders of record as of such date do not include stockholders whose shares were held by banks, brokers and other financial institutions.
Common Stock Split
On November 1, 2023, the Board approved a three-for-one forward stock split of our common stock (the "Forward Stock Split"). The split became effective on November 13, 2023 and our common stock began trading on a split-adjusted basis on November 15, 2023. Concurrently with the effectiveness of the split, the number of authorized shares of common stock increased from 100 million to 300 million, which is proportional to the ratio of the split. Neither the split nor the increase in authorized shares affected any stockholder's ownership percentage of our common stock, altered the par value of our common stock or modified any voting rights or other terms of the common stock. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to the consolidated financial statements contained in this Report for more information on the Forward Stock Split.
Dividends
Pepsi
On August 1, 2022, we issued 1,466,666 shares of our Series A Preferred Stock to Pepsi, which entitles Pepsi to cumulative dividends, payable quarterly in arrears either in cash, in-kind, or a combination thereof, at our election (“Regular Series A Dividends”). Regular Series A Dividends accrue on each share of Series A Preferred Stock at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly Regular Series A Dividends, shares of Series A Preferred Stock also entitle the holder of such shares to participate in any dividends paid on the Company’s common stock on an as-converted basis. During the year ended December 31, 2024, the Board declared and paid $27.5 million in Regular Series A Dividends, which equaled $18.75 per share of Series A Preferred Stock. There were no cumulative undeclared dividends on the Series A Preferred Stock at December 31, 2024.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the three months ended December 31, 2024.

Stock Performance Graph
The information contained in this section shall not be deemed “soliciting material” or to be “filed” with the SEC or incorporated by reference in future filings with the SEC, or otherwise subject to the liabilities under Section 18 of the Exchange Act, except to the extent we specifically incorporate it by reference into such filing. The following information provides a five-year comparison of the cumulative total stockholder return on our common stock from December 31, 2019 through December 31, 2024 to the returns of: (i) the Standard & Poor's (“S&P”) 500 Index; and (ii) a self-selected peer group. The graph is not and is not intended to be indicative of future performance of our Common Stock.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
-
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
CELSIUS HOLDINGS, INC
S&P 500 Index
Peer Group

The graph assumes $100 was invested on December 31, 2019, including reinvestment of dividends. The Company’s self-selected peer group is comprised of: Monster Beverage Corporation, The Coca-Cola Company, Pepsi, Keurig Dr Pepper Inc., and Starbucks Corporation. Cumulative total returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2024, we purchased the following shares of our common stock to satisfy the employee tax withholding obligations upon the vesting of equity awards:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	3,078	$31.40	—	$—
November 1, 2024 to November 30, 2024	17,507	$29.39	—	—
December 1, 2024 to December 31, 2024	—	—	—	—
Total	20,585		—	$—
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Report. This Report contains forward-looking statements within the meaning of the PSLRA Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, about our expectations, beliefs, plans and intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. Readers can identify forward-looking statements by the fact that these statements do not relate to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied through forward-looking statements. Please refer to Item 1A. Risk Factors for a detailed discussion of these uncertainties and risks. Forward-looking statements reflect our views as of the date they are made. Except as required by law, we are not obligated to revise or publicly release any updates to these forward-looking statements. This includes not updating the statements to reflect events or circumstances occurring after they were made, or to address any differences between anticipated and actual results. We intend for all forward-looking statements to be subject to the safe harbor provisions of PSLRA.
The Management's Discussion and Analysis section aims to help the reader understand the Company's financial status and operational performance, guiding readers through our current business landscape and operational environment. Our analysis includes our results of operations and financial condition for the years ended December 31, 2024 and 2023 and year-over-year comparisons between 2024 and 2023. For a detailed discussion of our results of operations and financial condition for the year ended December 31, 2023 and year-over-year comparisons between 2023 and 2022, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2023.
Our Business
Executive-Level Overview
Celsius is a functional energy drink company operating in the United States and internationally. This product is available in two convenient forms: ready-to-drink and an on-the-go portable powder form. Additionally, we offer our Celsius Essentials line, featuring 16-ounce cans enriched with aminos. In 2025, we introduced CELSIUS® Hydration, a line of zero-sugar hydration powders featuring electrolytes in a variety of fruit-forward flavors. Our product range is widely available across the U.S. and Canada in various retail outlets, including grocery stores, natural product stores, convenience stores, fitness centers, mass retailers, vitamin specialty stores, and through online e-commerce platforms. Moreover, our products are offered in select markets in Europe, the Middle East and the Asia-Pacific region as we continue to expand our global presence.
We engage in various aspects of developing, manufacturing, processing, marketing, selling, and distributing Celsius, Celsius Essentials, and Celsius On-The-Go Powder, with products available to customers and consumers across the U.S. and in select territories in Canada, Europe, the Middle East, and Asia-Pacific. Our operational model strategically relies primarily on co-packers for the manufacture and supply of our products, leveraging their specialized expertise and scalable production capabilities. Additionally, we utilize our in-house manufacturing facility to complement our strategic use of co-packers. This approach allows us to maintain flexibility in responding to market demands and to focus our resources on innovation, marketing, and expanding our distribution channels. We continually assess and work to optimize our supply chain to ensure quality, consistency and timely delivery to our customers.
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

Pending Acquisition of Alani Nutrition LLC

On February 20, 2025, we announced that we had entered into a membership interest purchase agreement to acquire Alani Nu for a total consideration comprising (i) $1,275.0 million in cash, subject to adjustment as set forth in the purchase agreement, (ii) an aggregate of 22,451,224 shares of our common stock and (iii) up to $25.0 million in additional cash consideration, payable only if net sales of Alani Nu’s products meet or exceed an agreed target for 2025. The closing of our pending acquisition of Alani Nu is currently expected to occur in the second quarter of 2025, subject to the satisfaction of certain customary closing conditions, including the expiration of the waiting period applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Company and Industry-Wide Factors
Energy Drink Market Trends - The energy drink industry is experiencing significant growth, driven by increasing consumer demand for functional beverages that offer benefits beyond the larger carbonated soft drink market such as various health benefits, energy boosts, or other fitness-related advantages. While growth slowed during the year ended December 31, 2024, the overall industry has continued to expand, supported by a shift toward healthier lifestyles, a preference for more natural ingredients, and increased lower-calorie options.
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
This partnership capitalizes on Pepsi's robust distribution channels to expand our reach into key market segments, including supermarkets, convenience stores, health clubs, and other retail outlets. The alliance enhances our market penetration and brand visibility, contributing to our long-term growth strategy. Additionally, this collaboration aligns with our mission to innovate and deliver high-quality products to a broader consumer base. Our reliance on Pepsi’s distribution expertise forms a cornerstone of our strategy to enhance accessibility and presence in diverse retail environments, further solidifying our position in the competitive energy drink market. In the U.S., we utilize Pepsi's distribution network to supply supermarkets, convenience stores, health clubs and other merchants where our products are sold to consumers. For more information refer to Item 1. Business, and Note 12. Mezzanine Equity to our consolidated financial statements contained elsewhere in this Report.
Key Drivers of our Financial Success and Market Presence - Much of our financial success is dependent on our ability to market and connect with a diverse consumer base, including wellness-focused consumers, fitness enthusiasts and consumers looking for more functionality in their beverage consumption. We believe that our strategic marketing initiatives, aimed at different demographics and lifestyle segments, contribute to revenue growth and market share expansion. We adapt our marketing mix to align with changing consumer preferences, leveraging digital and social media channels for broader reach and engagement. Furthermore, our focus on product innovation is designed to meet the evolving demands of health-conscious consumers, while maintaining appeal to a general consumer base seeking quality and convenience, thereby enhancing our competitive position and financial performance. Our approach is to create a brand experience that is both inclusive and appealing to a wide range of consumers, fostering loyalty and driving sustainable growth. We believe that our multifaceted approach is crucial for driving enduring revenue growth and maintaining a strong market presence in the energy drink industry.
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

The substantial portion of our sales attributed to Pepsi underscores our reliance on their distribution network. Any disruption in Pepsi's operations, shifts in their strategic focus, reduction in service levels or support for our products, or changes in the terms of our partnership could directly impact our sales performance and revenue streams. This dependency also extends to our accounts receivable, a significant portion of which is derived from Pepsi. Delays or defaults in these receivables could adversely affect our cash flow and financial planning. Although there is concentration risk with Pepsi as our partner, Pepsi is a premier public company across both consumer goods as well as beverages and has a strong balance sheet, thereby insulating us from some of the potential exposures that would exist with a smaller, less established partner. However, fluctuations in Pepsi's inventory management strategies, such as adjustments to quantities held on hand, have had and may continue to have the potential to reduce order volumes and impact our sales.
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
Market Competition Risks
The energy drink industry is characterized by intense competition, involving a diverse array of competitors with varying market strategies and product offerings. This includes well-established companies with strong brand recognition, as well as emerging entities that may introduce innovative approaches or specialized products. The entry of new or strengthening competitors who employ aggressive pricing strategies, can significantly impact our market share and profitability. Additionally, continuing shifts in consumer preferences towards healthier alternatives or different beverage categories could intensify competition.
To address these challenges, we constantly innovate our product line, leveraging consumer insights through various channels, including customer feedback and social media trends, to ensure an understanding of our market and refine our marketing strategies. We also monitor the competitive landscape to anticipate and react to changes in competitor strategies, as the dynamic nature of our market means that we must constantly adapt to maintain our competitive edge. Changes in the competitive landscape could materially impact our results of operations and market position.
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

The OECD's framework implements a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar Two"). Certain jurisdictions in which the Company operates have enacted their respective tax laws to comply with Pillar Two. Starting in 2025, we have come within the scope of the Pillar Two rules. As of now, we do not expect Pillar Two to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows. We will continue to monitor pending legislation and implementation by individual countries.
Results of Operations
Year ended December 31, 2024 compared to year ended December 31, 2023
Revenue
For the year ended December 31, 2024, revenue was approximately $1,355.6 million, an increase of $37.6 million or 2.9% from $1,318.0 million for the year ended December 31, 2023.
Revenue growth in North America accounted for $17.6 million of the overall increase, up 1.4% from 2023. Slower industry-wide growth within the energy drink sector tempered our performance. Additionally, timing of orders by our largest distributor, Pepsi, along with increased promotional activity negatively impacted revenues compared to 2023. Despite these challenges, North America experienced continued gains in distribution points, shelf space, and SKUs per location, which we believe positions us for future growth as market conditions improve.
European revenues for 2024 were approximately $61.7 million, representing an increase of $18.0 million or 41.1% from 2023. The revenue increase in Europe was predominantly driven by successful innovation launches, increased brand awareness through our marketing campaigns and expansion into new markets. Other international markets generated approximately $7.4 million in revenue during 2024, with Asia-Pacific revenues contributing an additional $5.7 million in 2024.
The following table sets forth the amount of revenues by geographical location for the years ended December 31, 2024 and December 31, 2023:

(in thousands)	Years Ended December 31,
Revenue Source	2024	2023	Dollar Change	Percentage Change
Total revenue	$1,355,630	$1,318,014	$37,616	2.9%

North America revenue	$1,280,894	$1,263,341	$17,553	1.4%

Europe revenue	$61,696	$43,722	$17,974	41.1%

Asia-Pacific revenue	$5,658	$4,755	$903	19.0%

Other revenue	$7,382	$6,196	$1,186	19.1%
Gross Profit
For the year ended December 31, 2024, gross profit increased by $47.1 million or 7.4% to $680.2 million from $633.1 million for the year ended December 31, 2023. Gross profit margins increased to 50.2% for the year ended December 31, 2024 from 48.0% for the year ended December 31, 2023. Gross profit margin improvements resulted from decreases in raw and package material unit cost and reduced outbound freight cost as a percentage of revenue partially offset by increased promotional allowances as a percentage of revenue from the reduction in disproportionate distributor sell-in.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2024 were $524.5 million, an increase of $157.7 million or 43% from $366.8 million for the year ended December 31, 2023.
The changes within SG&A expenses included:
•a $61.5 million increase in marketing investments, driven by initiatives and events aimed at enhancing brand awareness to reflect our commitment to long-term growth, helping to ensure that our brand remains top-of-mind with consumers and well-positioned in an increasingly competitive market;

•a $52.8 million increase in expenses related to a legal accrual in connection with ongoing litigation, refer to Note 15. Commitments and Contingencies to our consolidated financial statements included elsewhere in this Report;
•a $35.5 million increase in employee costs, reflecting our ongoing investments to support growth;
•a $20.3 million increase in SG&A expenses due to the write-off of receivables, restructuring, contractual co-packer obligations, acquisition related expenses and other project-related fees; and
•a $12.4 million decrease in other SG&A expenses.
Other Income (Expense)
Total other income for the year ended December 31, 2024 was $39.3 million, which reflects an increase of $13.9 million versus $25.4 million for the year ended December 31, 2023. The increase was primarily attributable to interest income earned on cash held in our money market accounts.
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders for the year ended December 31, 2024 was $107.5 million, representing basic earnings per share of $0.46 based on a basic weighted average of 233.7 million shares outstanding. In comparison, for the year ended December 31, 2023 the Company had a net income attributable to common stockholders of $182.0 million, representing basic earnings per share of $0.79 based on a weighted average of 230.8 million shares outstanding. Diluted earnings per share was $0.45 and $0.77 for the years ended December 31, 2024 and December 31, 2023, respectively.
Liquidity and Capital Resources
General
As of December 31, 2024, we had cash and cash equivalents of approximately $890.2 million and working capital of $959.0 million.
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
Purchases of inventories, increases in accounts receivable and other assets, equipment purchases (including coolers), advances to certain co-packers and distributors, and payments of accounts payable and income taxes are expected to remain our principal recurring uses of cash and material cash requirements.
Pending acquisition of Alani Nu
In connection with the Alani Nu acquisition, the Company expects to pay a total consideration that ranges from $1,775.0 million to $1,800.0 million, consisting of:

•$1,275.0 million in cash, subject to adjustments to be funded through a combination of new debt and cash available;
•approximately 22.5 million shares of Celsius common stock, with an aggregate value of $500.0 million, based on the volume-weighted average price per share for the 10 trading days ended February 18, 2025; and
•up to $25.0 million in additional contingent cash consideration, dependent on Alani Nu’s 2025 revenue performance.

The completion of the acquisition is subject to customary closing conditions, including regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act. Failure to obtain necessary approvals could result in a $53.3 million termination fee payable by Celsius to Alani Nu.

The company believes its current liquidity position, cash flow from operations, and access to financing facilities will be sufficient to meet its near-term and long-term obligations, including the consummation of the pending acquisition of Alani Nu.

Cash flows for the years ended December 31, 2024 and 2023
Cash flows provided by operating activities
Cash flows provided by operating activities totaled $262.9 million for 2024, which compares to $141.2 million net cash provided by operating activities for the year ended December 31, 2023. The $121.7 million increase in net cash provided by operating activities can be attributed to higher cash provided by operating income, as well as the timing of certain payments and strategic inventory management as a part of working capital initiatives.
Cash flows used in investing activities
Cash flows used in investing activities totaled $101.7 million for 2024 compared to cash used in investing activities of $14.2 million for the year ended December 31, 2023. The change in cash used in investing activities was primarily attributable to the $75.3 million acquisition of Big Beverages during the year. Additionally, purchases of property, plant and equipment increased to approximately $23.4 million versus $17.4 million for the years ended December 31, 2024 and December 31, 2023, respectively.
Cash flows used in financing activities
Cash flows used in financing activities totaled $26.0 million for 2024, representing an $0.8 million increase from the $25.2 million cash used in financing activities in 2023. The increase was mainly due to the repurchase of common stock for tax withholdings, partially offset by increased proceeds from exercised stock options. Cash used in financing activities was primarily attributable to the dividend payments related to the Series A Preferred Stock totaling $27.5 million for each of the years ended December 31, 2024 and December 31, 2023.
Off Balance Sheet Arrangements
As of December 31, 2024 and 2023, we had no off balance sheet arrangements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we are required to make judgments and estimates that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates are based on historical experience, current trends and various other assumptions we believe to be reasonable under the circumstances. It is important to note that these critical accounting estimates are essential in fairly portraying our financial condition and results, and involve complex, subjective judgements. We continually review the underlying factors used in our estimates, including reviewing the significant accounting policies impacting the estimates, to ensure compliance with U.S. GAAP. However, due to the inherently uncertain nature of estimates, and the dependence on a number of underlying variables and a range of possible outcomes, actual results may be materially different. We have identified the accounting estimate below as critical to understanding and evaluating the financial results reported in our consolidated financial statements.
The following accounting policy and estimate should be read in conjunction with the descriptions of our significant accounting policies and recent accounting pronouncements, contained in Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements set forth elsewhere in this Report.
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
The Company conducts regular reviews of promotional activities and related financial data, including final invoicing for previous periods. Such reviews are essential for ensuring the accuracy of accounting estimates related to accrued promotional allowances for the Company's customers.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Pricing and Market Risks
In the normal course of our business, our financial position and supply chain are routinely subject to a variety of risks, notably those related to commodity pricing. The production of our products and transportation are heavily reliant on commodities such as aluminum, sucralose, caffeine, vitamins, and power sources. Customarily, we purchase the raw materials and these costs expose us to price volatility and fluctuations. Currently, ongoing global events, including conflicts and inflationary pressures, as well as adverse weather conditions and supply chain disruptions, can significantly influence these costs and their availability. To mitigate supply chain risks, we typically purchase raw materials from multiple sources and utilize multiple co-packers for manufacturing and third-party service providers for transportation. In relation to manufacturing, we typically have multiple co-packers across each geographical area, thereby allowing us to have redundancy if a manufacturer were to have operational challenges in a specific region or to utilize as our business grows. In addition, we typically hold sufficient inventory in order to offset short-term market disruptions, helping ensure continuous production and supply.
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
Interest Rate Risk
Our financial assets subject to interest rate fluctuations were cash and cash equivalents of $890.2 million as of December 31, 2024. These balances are held in interest-bearing accounts, and changes in interest rates would directly affect our interest income.
Currently, we have no debt other than trade payables incurred in the ordinary course of business; therefore, we have no debt-related interest expense that could be impacted by fluctuating interest rates. This absence of debt underscores our stable financial position and reduces our exposure to interest rate risk, which primarily affects our interest income.
Foreign Currency Exchange Risk
We operate internationally, leading to exposure to foreign currency exchange risk. The Company’s foreign subsidiaries’ functional currencies are either the local currencies of the countries where operations are located or the U.S. dollar. We periodically remeasure the assets and liabilities denominated in non-functional currencies and the gain or loss from these adjustments is included in the consolidated statements of operations and comprehensive income (loss). Translation gains and losses that arise from translating net assets from functional currency to U.S. dollars, and gains and losses on long-term intercompany balances, are recorded to other comprehensive income (loss), net of income tax. For a detailed discussion of our foreign currency gains, losses, and translation adjustments, including the impact on our financial results, please refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
A substantial majority of our operations and investment activities are transacted in U.S. dollars, limiting our exposure to foreign currency exchange risk. While at present, our foreign currency exchange risk is not considered material to our overall financial position, accounting for approximately 0.2% of our revenue in 2024, and approximately 0.1% of our 2023 revenue, we continuously monitor and assess our exposure to currency fluctuations and the potential impact to our financial position and results of operations.

Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 commences on page F-1, immediately following the signature page to this Report, and is incorporated by reference in this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms adopted by the SEC. These controls also ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our President and Chief Executive Officer, as well as our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This includes policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our President and Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Successful Remediation of Prior Year Material Weakness
As of December 31, 2023, management had identified a material weakness in internal control over financial reporting related to the ineffective design and operation of business process-level controls in the following areas:
•Accounting for revenue recognition;
•Accounting for promotional allowances; and
•Accounting for inventories.

Throughout 2024, the Company dedicated substantial resources to remediate the identified material weakness. These remediation efforts included:
•Implementation of enhanced business process-level controls related to revenue recognition, promotional allowances, and inventory accounting;
•Strengthening review and approval controls to ensure appropriate oversight and accuracy;
•Expansion of formal accounting policies and procedures;
•Increased training and accountability measures within the finance and accounting functions; and
•Completion of management testing, confirming that the new controls were designed and operating effectively for a sufficient period of time.

Based on these remediation efforts and the results of management’s testing, we concluded that the material weakness identified as of December 31, 2023, was fully remediated as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, which also audited our consolidated financial statements included in this Report, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, which appears in Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting
Except for the remediation of certain aspects of the prior year material weaknesses in internal controls over financial reporting described above, there have been no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the quarter ended December 31, 2024, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except to the extent included below, the information required by this item will be included in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 (the "2025 Proxy Statement”) and is incorporated herein by reference.
Insider Trading Policy
We have adopted an Insider Trading Policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including our principal executive officer and principal financial officer) and employees. We intend to disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Business Conduct and Ethics that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to any element of the Code of Business Conduct and Ethics enumerated in the SEC rules and regulations by posting this information on the Company’s website, https://www.celsiusholdingsinc.com/. The information on the Company’s website or linked to or from the Company’s website is not incorporated by reference into, and does not constitute a part of, this Report or any other documents the Company files with, or furnishes to, the SEC.
Item 11. Executive Compensation.
The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)The following documents are filed as part of this Report:
(1)Financial Statements.
The following consolidated financial statements and the report of our independent registered public accounting firm are filed as Item 8. Financial Statements and Supplementary Data of this Report:
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
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
(3)Exhibits.
See Index to Exhibits.
Index to Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1+	Membership Interest Purchase Agreement dated as of February 20, 2025	8-K	2.1	2/20/2025

3.1	Composite Articles of Incorporation of Celsius Holdings, Inc.	10-K	3.1	2/29/2024

3.2	Second Amended and Restated Bylaws	10-Q	3.2	8/6/2024

4.1	Description of Capital Stock	10-K	4.1	2/29/2024

10.1†	Amended 2006 Incentive Stock Plan	10-12G	10.3	7/22/2016

10.2†	2015 Incentive Stock Plan	10-12G	10.4	7/22/2016

10.3†	First Amendment to 2015 Incentive Stock Plan dated October 29, 2020	10-K	10.3	2/29/2024

10.4†	Form of Restricted Stock Unit Award Grant Agreement	10-K	10.4	2/29/2024

10.5†	Form of Performance Stock Unit Award Grant Agreement	10-K	10.5	2/29/2024

10.6†	Employment Agreement between the Company and John Fieldly effective January 1, 2024	10-K	10.6	2/29/2024

10.7†	Employment Agreement between the Company and Jarrod Langhans effective January 1, 2024	8-K	10.1	2/2/2024

10.8	Securities Purchase Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc.	10-Q	10.1	8/9/2022

10.9	Form of Lock-Up Agreement	10-Q	10.2	8/9/2022

10.10	Registration Rights Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc.	10-Q	10.3	8/9/2022

10.11+	Distribution Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc.	10-Q	10.4	8/9/2022

10.12+	Channel Transition Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc.	10-Q	10.5	8/9/2022

10.13+	Amendment No 1. To Distribution Agreement with PepsiCo., Inc., dated March 23, 2023	8-K	10.1	3/26/2024

10.14†	Employment Offer Letter, dated April 12, 2021, between the Company and Paul Storey	10-Q	10.4	5/7/2024

10.15†	Employment Offer Letter, dated October 9, 2020, between the Company and Tony Guilfoyle	10-Q	10.5	5/7/2024

10.16†	Amendment to Employment Offer Letter, dated February 1, 2023, between the Company and Tony Guilfoyle	10-Q	10.6	5/7/2024

10.17†	Form of Indemnification Agreement	10-Q	10.1	8/6/2024

10.18†	First Amendment, effective August 1, 2024, to the Employment Agreement Between the Company and Jarrod Langhans, dated February 2, 2024	10-Q	10.2	8/6/2024

10.19†	Executive Severance Pay Plan and Summary Plan Description	10-Q	10.3	8/6/2024

10.20†	Form of Executive Change in Control and Indemnity Agreement	10-Q	10.4	8/6/2024

10.21†	Form of Restricted Stock Grant Agreement for certain employees of the Company	10-Q	10.5	8/6/2024

19.1*	Celsius Holdings, Inc. Insider Trading Policy

21.1*	Subsidiaries of Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Section 302 Certification by Chief Executive Officer

31.2*	Section 302 Certification by Chief Financial Officer

32.1**	Section 906 Certification by Chief Executive Officer

32.2**	Section 906 Certification by Chief Financial Officer

97.1†	Celsius Holdings, Inc. Mandatory Recovery of Compensation Policy	10-K	97.1	2/29/2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachment)
__________________________________________________
*Filed herewith.
** Furnished herewith.
†    Management contract or compensatory plan arrangement.
+     Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because the Company customarily and actually treats the omitted portions as private or confidential, and such portions are not material and would likely cause competitive harm to the Company if publicly disclosed. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the U.S. Securities and Exchange Commission or its staff upon request.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Date: March 3, 2025	By:	/s/ John Fieldly
John Fieldly, President and Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2025	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ John Fieldly	President, Chief Executive Officer and Director (Principal executive officer)	March 3, 2025
John Fieldly

/s/ Jarrod Langhans	Chief Financial Officer (Principal financial and accounting officer)	March 3, 2025
Jarrod Langhans

/s/ Cheryl S. Miller	Director	March 3, 2025
Cheryl S. Miller

/s/ Hal Kravitz	Director	March 3, 2025
Hal Kravitz

/s/ Joyce Russell	Director	March 3, 2025
Joyce Russell

/s/ Damon DeSantis	Director	March 3, 2025
Damon DeSantis

/s/ Nicholas Castaldo	Director	March 3, 2025
Nicholas Castaldo

/s/ Caroline Levy	Director	March 3, 2025
Caroline Levy

/s/ Hans Melotte	Director	March 3, 2025
Hans Melotte

/s/ Israel Kontorovsky	Director	March 3, 2025
Israel Kontorovsky

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Celsius Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Celsius Holdings, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Celsius Holdings, Inc. (the Company) has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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
March 3, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Celsius Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Celsius Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

Accrued Promotional Allowances
Description of the Matter
As more fully described in Notes 2 and 4 of the consolidated financial statements, the Company’s promotional allowance programs are calculated based on various programs and terms of its contractual arrangements with its distributors and retail customers, and accruals are established at the time of the initial product sale for the Company’s anticipated liabilities. These accruals are based on agreed-upon terms with customers and in certain instances require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels to determine the accrual. The estimated promotional expenditures are recorded as a reduction to revenue in the period the underlying sale occurs to customers. Total promotional expenditures included as a reduction to revenue were $455.1 million for the year ended December 31, 2024, and accrued promotional allowances were $135.9 million at December 31, 2024.

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

How We Addressed the Matter in Our Audit

To test accrued promotional allowances, our audit procedures included, among others, evaluating management’s judgments regarding estimating the promotional allowances not yet invoiced by its customers as of December 31, 2024. We assessed the reasonableness of management’s estimates of the accrued promotional allowances for a sample of customers by developing an expectation of the amount, primarily based on contractual terms in agreements with customers and the historical promotional expenditure amounts per case or as a percentage of sales, and we compared our expectation to management’s recorded estimate. We performed inquiries of the Company’s sales and marketing personnel to corroborate our understanding of new and existing promotional programs that may alter the relationship between gross billings and promotional allowances, as such programs are considered by management when estimating future promotional claims. In addition, we tested the accuracy and completeness of the underlying data used in management’s estimation calculations, as well as the clerical accuracy of such calculations. We also evaluated management’s ability to estimate promotional allowances by comparing the actual invoices for promotional allowances subsequently paid to management’s original estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.
Boca Raton, Florida
March 3, 2025

Celsius Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$890,190	$755,981
Accounts receivable-net[1]	270,342	183,703
Note receivable-net	—	2,318
Inventories-net	131,165	229,275
Deferred other costs-current[2]	14,124	14,124
Prepaid expenses and other current assets	18,759	19,503
Total current assets	$1,324,580	$1,204,904

Property, plant and equipment-net	55,602	24,868
Right of use assets-operating leases	21,606	1,957
Right of use assets-finance leases-net	230	208
Intangibles-net	12,213	12,139
Goodwill	71,582	14,173
Deferred other costs-non-current[2]	234,215	248,338
Deferred tax assets	38,699	29,518
Other long-term assets	8,154	291
Total Assets	$1,766,881	$1,536,396

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable[3]	$41,287	$42,840
Accrued expenses[4]	148,780	62,120
Income taxes payable	10,834	50,424
Accrued promotional allowance[5]	135,948	99,787
Lease liability operating leases	3,265	980
Lease liability finance leases	100	59
Deferred revenue[2]	9,513	9,513
Other current liabilities	15,808	10,890
Total current liabilities	365,535	276,613

Lease liability operating leases	16,674	955
Lease liability finance leases	211	193
Deferred tax liability	2,330	2,880
Deferred revenue[2]	157,714	167,227
Total Liabilities	542,464	447,868

Commitment and contingencies (Note 15)

Mezzanine Equity:
Series A convertible preferred stock, $0.001 par value, 5% cumulative dividends; 1,466,666 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively, aggregate liquidation preference of $550,000 as of December 31, 2024 and December 31, 2023, respectively	824,488	824,488
Stockholders’ Equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 235,013,960 and 231,787,482 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	79	77
Additional paid-in capital	297,579	276,717
Accumulated other comprehensive loss	(3,250)	(701)
Retained earnings (accumulated deficit)	105,521	(12,053)
Total Stockholders’ Equity	399,929	264,040
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$1,766,881	$1,536,396
[1] Includes $168.2 million and $130.4 million from a related party as of December 31, 2024 and December 31, 2023, respectively.
[2] Amounts in this line item are associated with a related party for all periods presented.
[3] Includes $1.7 million and $0.1 million to a related party as of December 31, 2024 and December 31, 2023, respectively.
[4] Includes $0.2 million and $1.0 million to a related party as of December 31, 2024 and December 31, 2023, respectively.
[5] Includes $75.1 million and $51.8 million to a related party as of December 31, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	For the years ended December 31,
	2024	2023	2022
Revenue[1]	$1,355,630	$1,318,014	$653,604
Cost of revenue	675,423	684,875	382,735
Gross profit	680,207	633,139	270,869
Selling, general and administrative expenses[2]	524,479	366,773	428,670
Income (loss) from operations	155,728	266,366	(157,801)

Other income (expense):
Interest income on note receivable	—	128	237
Interest income, net	39,263	26,501	5,292
Foreign exchange loss	(1,734)	(1,246)	(392)
Other income	1,793	—	—
Total other income	39,322	25,383	5,137

Net income (loss) before provision for income taxes	195,050	291,749	(152,664)

Provision for income taxes	(49,976)	(64,948)	(34,618)
Net income (loss)	$145,074	$226,801	$(187,282)

Dividends on Series A convertible preferred stock[3]	(27,500)	(27,462)	(11,526)
Income allocated to participating preferred stock[3]	(10,117)	(17,348)	—
Net income (loss) attributable to common stockholders	$107,457	$181,991	$(198,808)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of income tax	(2,549)	1,180	(2,495)
Comprehensive income (loss)	$104,908	$183,171	$(201,303)

Earnings per share[4]:
Basic	$0.46	$0.79	$(0.88)
Diluted	$0.45	$0.77	$(0.88)
Weighted average shares outstanding[4]:
Basic	233,667	230,784	226,947
Diluted	237,404	236,964	226,947
[1] Includes $742.0 million, $782.3 million and $142.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, from a related party.
[2] Includes $2.4 million for each of the years ended December 31, 2024 and 2023 with no balance for 2022 from a related party.
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

The accompanying notes are an integral part of these audited consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(in thousands)

	Stockholders’ Equity
	Common Stock						Mezzanine Equity
	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity	Preferred Stock	Amount
Balance at December 31, 2021	224,727	$75	$267,846	$614	$(51,490)	$217,045	—	$—
Stock-based compensation	—	—	20,665	—	—	20,665	—	—
Stock option exercises, RSUs and PSUs converted	4,420	1	3,683	—	—	3,684	—	—
Issuance of Series A convertible preferred stock - net of issuance costs	—	—	—	—	—	—	1,467	824,488
Dividends paid to Series A convertible preferred stock ($7.86 per share)	—	—	(11,526)	—	—	(11,526)	—	—
Foreign currency translation	—	—	—	(2,495)	—	(2,495)	—	—
Net income (loss)	—	—	—	—	(187,282)	(187,282)	—	—
Balance at December 31, 2022	229,147	$76	$280,668	$(1,881)	$(238,772)	$40,091	1,467	$824,488
Adoption of accounting standard	—	—	—	—	(82)	(82)	—	—
Stock-based compensation	—	—	21,226	—	—	21,226	—	—
Stock option exercises, RSUs and PSUs converted	2,640	1	2,285	—	—	2,286	—	—
Dividends paid to Series A convertible preferred stock ($18.72 per share)	—	—	(27,462)	—	—	(27,462)	—	—
Foreign currency translation	—	—	—	1,180	—	1,180	—	—
Net income	—	—	—	—	226,801	226,801	—	—
Balance at December 31, 2023	231,787	$77	$276,717	$(701)	$(12,053)	$264,040	1,467	$824,488
Stock-based compensation	—	—	19,591	—	—	19,591	—	—
Stock option exercises, RSUs and PSUs converted	3,300	2	3,856	—	—	3,858	—	—
Dividends paid to Series A convertible preferred stock ($18.75 per share)	—	—	—	—	(27,500)	(27,500)	—	—
Repurchase of common stock related to tax withholdings	(61)	—	(2,261)	—	—	(2,261)	—	—
Treasury Stock	(12)	—	(324)	—	—	(324)	—	—
Foreign currency translation	—	—	—	(2,549)	—	(2,549)	—	—
Net income	—	—	—	—	145,074	145,074	—	—
Balance at December 31, 2024	235,014	$79	$297,579	$(3,250)	$105,521	$399,929	1,467	$824,488
(1) Forward Stock Split - The accompanying consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the three-for-one stock split. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for more information.
The accompanying notes are an integral part of these consolidated financial statements

Celsius Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$145,074	$226,801	$(187,282)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,274	3,226	1,917
Impairment of intangible assets	—	—	2,379
Allowance for credit losses[1]	3,294	2,128	2,352
Amortization of deferred other costs[2]	14,124	14,124	5,885
Inventory excess and obsolescence	19,086	7,312	6,131
Loss on disposal of property, plant and equipment	173	198	—
Stock-based compensation expense	19,591	21,226	20,665
Deferred income taxes-net	(9,730)	(42,055)	20,244
Foreign exchange loss	1,734	1,246	483
Other operating activities	(324)	—	—
Changes in operating assets and liabilities:
Accounts receivable[3]	(89,665)	(121,558)	(26,369)
Note receivable-net	2,318	—	—
Inventories	77,190	(63,299)	11,802
Prepaid expenses and other current assets	1,074	(7,980)	2,214
Accounts payable[4]	(1,170)	5,249	428
Accrued expenses[5]	85,398	(8,025)	34,644
Income taxes payable	(39,536)	48,102	(164)
Accrued promotional allowance[6]	36,161	63,810	16,940
Accrued distributor termination fees	(248)	(3,739)	3,986
Other current liabilities	4,920	7,305	2,610
Change in right of use asset and lease liability-net	535	(102)	(183)
Deferred revenue[2]	(9,513)	(12,723)	189,463
Other long-term assets	(4,862)	(28)	37
Net cash provided by operating activities	262,898	141,218	108,182

Cash flows from investing activities:
Collections from note receivable	—	3,233	2,592
Purchase of property, plant and equipment[7]	(23,390)	(17,433)	(8,264)
Purchase of non-marketable equity securities	(3,000)	—	—
Acquisition of Big Beverages Contract Manufacturing L.L.C., net of cash acquired	(75,336)	—	—
Net cash used in investing activities	(101,726)	(14,200)	(5,672)

Cash flows from financing activities:
Principal payments on finance lease obligations	(61)	(44)	(63)
Proceeds from exercise of stock options	3,856	2,285	3,683
Proceeds from issuance of Series A preferred shares, net of issuance costs	—	—	542,018
Cash dividends paid on Series A convertible preferred stock[2]	(27,500)	(27,462)	(11,526)
Repurchase of common stock related to tax withholdings	(2,261)	—	—
Net cash (used in) provided by financing activities	(25,966)	(25,221)	534,112

Effect on exchange rate changes on cash and cash equivalents	(997)	1,257	50
Net increase in cash and cash equivalents	134,209	103,054	636,672
Cash and cash equivalents at beginning of the period	755,981	652,927	16,255

Cash and cash equivalents at end of the period	$890,190	$755,981	$652,927
Supplemental disclosures:
Cash paid for:
Taxes	$99,134	$56,748	$14,335
[1] Includes $0.6 million and $0.1 million associated with a related party for the years ended December 31, 2024 and 2023 with no balance for 2022.
[2] Amounts in this line item are associated with a related party for all periods presented.
[3] Includes $(37.8) million, $(98.8) million and $(31.6) million associated with a related party for the years ended December 31, 2024, 2023 and 2022, respectively.
[4] Includes $(1.6) million and $(0.1) million associated with a related party for the years ended December 31, 2024 and 2023, respectively, with no balance for 2022.
[5] Includes $0.8 million $1.3 million and $(2.3) million associated with a related party for the years ended December 31, 2024, 2023 and 2022, respectively.
[6] Includes $23.3 million $37.9 million and $13.9 million associated with a related party for the years ended December 31, 2024, 2023 and 2022, respectively.
[7] Includes $(10.4) million and $(9.7) million associated with a related party for the years ended December 31, 2024 and 2023 with no balance for 2022.
The accompanying notes are an integral part of these audited consolidated financial statements

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Business Overview
Celsius Holdings, Inc. (the “Company,” “Celsius Holdings” or “Celsius”) was incorporated under the laws of the State of Nevada on April 26, 2005.
Celsius is a functional energy drink company operating in the United States (“U.S.”) and internationally. The Company engages in the development, processing, marketing, sale, manufacturing, and distribution of functional energy drinks and other products to a broad range of consumers, including fitness enthusiasts. Celsius provides differentiated products with innovative formulas, many of which are clinically proven and are meant to positively impact the lives of its consumers. The Company's brand has proven to be attractive to a broad range of customers.
Celsius is marketed as a premium lifestyle and energy drink formulated to power active lifestyles. Celsius products are currently offered in major retail segments across the U.S., including conventional grocery, natural food stores, convenience stores, fitness centers, mass market retailers, vitamin specialty stores and e-commerce platforms. Additionally, the Company's products are available in select markets across Canada, Europe, and the Asia-Pacific region.
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
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the "SEC").
Certain prior period amounts have been reclassified to conform to the current period's presentation in the consolidated financial statements and accompanying notes. Specifically, Accounts payable and Accrued expenses were previously combined but are now presented as separate line items on the consolidated statements of cash flows.
In accordance with Rule 4-08(k)(1), Rule 5-02, and Rule 5-03 of Regulation S-X, certain related party transactions previously disclosed in Note 11. Related Party Transactions, are now presented on the face of the consolidated balance sheets, consolidated statements of operations and comprehensive income, and consolidated statements of cash flow for all periods presented.
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
Principles of Consolidation — The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in accordance with U.S. GAAP.
Business Combinations — The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations ("ASC 805"). Under this guidance, the results of operations of an acquired business are included in the Company’s consolidated financial statements and related notes prospectively from the acquisition date.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
The Company allocates the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Any excess of the purchase consideration over the fair value of net assets acquired is recognized as goodwill. During the measurement period, which does not exceed twelve months from the acquisition date, adjustments to the preliminary fair value estimates may be recorded as additional information becomes available. Measurement period adjustments, if applicable, are recognized in the reporting period in which the adjustments are determined and reflected as a prospective adjustment to goodwill.
Transaction costs associated with acquisitions, such as advisory, legal, and consulting fees, are expensed as incurred.
Goodwill and intangible assets recognized as part of acquisitions are subsequently tested for impairment in accordance with the Company’s accounting policy for goodwill and indefinite-lived intangible assets. See Note 9. Goodwill and Intangibles for further discussion of impairment testing.
Segment Reporting — Operating segments are defined as components of an enterprise that engage in business activities, maintain discrete financial information, and undergo regular review by the chief operating decision maker (the "CODM"), who is the Chief Executive Officer, to assess performance and allocate resources, see Note 16. Segment Reporting.
Although the Company operates in multiple geographical regions, it functions as a single operating segment because its operations and strategies are centrally designed and executed and remain significantly similar across these regions. The CODM evaluates operating results and allocates resources on a consolidated basis due to the significant economic interdependencies between the Company's geographical operations. As a result, the Company is managed as a single operating segment and has a single reportable segment.
Significant Estimates — The preparation of consolidated financial statements and accompanying disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. These estimates and judgements are reviewed on an ongoing basis and are revised when necessary. Significant estimates include promotional allowances, intangibles, assets and liabilities assumed as a part of business combinations, the allowance for current expected credit losses, leases, allowance for inventory obsolescence and sales returns, the useful lives of property, plant and equipment, impairment of goodwill and intangibles, deferred taxes and related valuation allowance, and the valuation of stock-based compensation.
Concentrations of Risk — The majority of the Company’s revenue is derived from the sale of CELSIUS® functional energy drinks. Powder sales accounted for approximately 4.7%, 3.7% and 4.1% of revenue for the years ended December 31, 2024, 2023 and 2022.
Revenue from customers accounting for more than 10.0% of total revenue for the years ended December 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Pepsi	54.7%	59.4%	22.2%
Costco	11.6%	12.0%	16.7%
All others	33.7%	28.6%	61.1%
Total	100.0%	100.0%	100.0%
Accounts receivable from customers accounting for more than 10.0% of total accounts receivable at December 31, 2024 and 2023 were as follows:

	2024	2023
Pepsi	62.2%	69.0%
Costco	10.2%	3.7%
All others	27.6%	27.3%
Total	100.0%	100.0%

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less, when purchased to be cash equivalents. As of December 31, 2024 and 2023, the Company did not hold any instruments with original maturities exceeding three months.
Financial instruments that potentially subject the Company to concentrations of credit risk primarily include cash and cash equivalents, and accounts receivable. At December 31, 2024 and 2023, the Company had approximately $889.2 million and $755.5 million, respectively, in excess of the FDIC limit.
Accounts Receivable and Current Expected Credit Losses — The Company is exposed to potential credit risks associated with its product sales and related accounts receivable, as it generally does not require collateral from its customers. The Company’s expected loss allowance for accounts receivable is determined using historical collection experience, current and expected future economic and market conditions, an assessment of the current status of customers’ trade accounts receivables, and where available, an evaluation of the financial condition and credit ratings of larger customers, including credit reports. Customers are pooled based on common risk factors, and the Company reassesses these customer pools on a periodic basis. The allowance for credit losses is based on aging of the accounts receivable balances and estimated credit loss percentages. The Company estimated expected credit losses for its note and royalty receivable related to Qifeng Food Technology (Beijing) Co. Ltd ("Qifeng") by assessing credit risk using the probability of default and incorporating forward-looking information. Based on this assessment, the related receivables were fully written off during the year ended December 31, 2024.
Changes in the allowance for expected credit losses for the year ended December 31, 2024 were as follows:

Allowance for Expected Credit Losses
Balance as of December 31, 2023	$3,137
Other current period change for expected credit losses	7,997
Write off	(5,856)
Balance as of December 31, 2024	$5,278
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
Property, Plant and Equipment — Property, plant and equipment are stated at cost, net of accumulated depreciation and if applicable, impairment. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful life of the asset, generally ranging from three to fifteen years. Routine repairs and maintenance that do not improve or extend the useful life of the assets are expensed as incurred. When property, plant and equipment is sold or retired, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 7. Property, Plant and Equipment for more information.
Leases — The Company follows the provisions of ASC Topic 842, Leases ("ASC 842"). The Company leases office space, a storage facility, machinery and equipment, warehouses, and vehicles, both in the U.S. and internationally under operating and finance leases that expire at various dates through 2034. For new or modified agreements, the Company assesses whether an arrangement contains a lease by evaluating whether the Company obtains (1) the right to substantially all the economic benefits from the use of the asset and (2) the right to direct how and for what purpose the asset is used.
If the arrangement contains a lease, the Company records a right-of-use asset and a lease liability, initially recognized based on the discounted future lease payments over the term of the lease. If the rate implicit in the lease is not readily determinable, the Company's incremental borrowing rate is used in calculating the present value of the lease payments. Right-of-use assets exclude any lease incentives received. The majority of the Company's leases are deemed operating leases. Operating lease costs are included in selling, general and administrative expenses.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
The Company has no residual value guarantees associated with its leases. Lease cost may include both lease and non-lease components, such as shared operating costs that typically cover property expenses, including insurance, utilities, and maintenance. Where applicable, the Company elected the practical expedient to account for lease and non-lease components as a single lease component in the calculation of lease liabilities and right-of-use assets. Leases with terms of 12 months or less are not recorded on the consolidated balance sheets.
Long-Lived Assets — In accordance with ASC Topic 360, Property, Plant, and Equipment the Company reviews the carrying value of long-lived assets, which includes property, plant and equipment-net, right-of-use assets, and definite-lived intangibles-net, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized for a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not considered recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairment charges related to long-lived assets for the years ended December 31, 2024, 2023 or 2022.
Long-Lived Asset Geographic Data — The following table consists of geographic long-lived asset information, which includes property, plant and equipment-net, right-of-use assets, and definite-lived intangibles-net and excludes goodwill and indefinite-lived intangibles, for individual countries that represent a significant portion of the total:

	December 31, 2024	December 31, 2023
North America	$72,115	$24,316

Finland	10,950	12,153
Ireland	3,599	—
Sweden	2,523	2,212
Other	29	29
Long-lived assets related to foreign operations	17,101	14,394
Long-lived assets-net	$89,216	$38,710
Goodwill and Intangible Assets— Indefinite-lived intangible assets and goodwill are not amortized but instead, are evaluated for impairment at least annually on October 1st, or when events indicate that an impairment exists.
In the qualitative assessment, management considers factors including macroeconomic conditions, industry conditions, cost factors regarding raw materials and operations, legal and regulatory environments and historical financial performance. If an impairment indicator exists, a quantitative assessment is performed. The Company performs its goodwill impairment analysis at the reporting unit level, consisting of one reporting unit, as of October 1, 2024.
If management determines, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative goodwill impairment test would be required. The quantitative test for goodwill impairment is performed by determining the fair value of the reporting unit. Management has performed its evaluation and determined the fair value of the reporting unit is significantly greater than the carrying amount and, accordingly, the Company has not recorded any impairment charges related to goodwill during the year ended December 31, 2024 or December 31, 2023.
The addition of the Pepsi distribution network in 2022 shifted the Company’s primary focus to the U.S. market, and as a result it was determined that impairment indicators for the Func Food brand's indefinite-lived intangible asset were present. The Company does not anticipate focusing on the expansion of Func Food branded products and the Company plans to focus on Celsius branded products. As a result of the strategic shift, which the Company considered a triggering event, the Company quantitatively tested the Func Foods' brand name for impairment utilizing the relief from royalty method to determine its fair value. As a result of the quantitative assessment, the Company recorded an impairment charge of $2.4 million for the year ended December 31, 2022 which is presented within selling, general and administrative expenses, see Note 9. Goodwill and Intangibles.
Other Current Liabilities — Other current liabilities primarily consist of various state beverage container deposits and VAT/GST payables. As of December 31, 2024 and December 31, 2023, state beverage container deposits payables were $12.6 million and $10.1 million, respectively. As of December 31, 2024 and December 31, 2023, VAT/GST payables were $1.7 million and $0.8 million, respectively. Other current liabilities, excluding these amounts, totaled $1.5 million as of December 31, 2024, with no balance as of December 31, 2023.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
Deferred Revenue — The Company may receive payments from new distributors in territories as reimbursement for contract termination costs paid to the prior distributors in those territories. Amounts received pursuant to these new or amended distribution agreements entered into with certain distributors relating to the costs associated with terminating the Company’s prior distributors are accounted for as deferred revenue and recognized ratably over the anticipated life of the respective new or amended distribution agreements.
Distributor Termination Fees — For the years ended December 31, 2024 and December 31, 2023 termination fees related to termination charges associated with certain prior distributors were immaterial. The Company incurred approximately $193.8 million in such expenses for the year ended December 31, 2022. These costs were included in selling, general and administrative expenses upon termination of the distributor agreements.
Revenue Recognition — The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred based on the commercial terms of the agreement with the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. See Note 4. Revenue for more information.
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
Shipping and Handling Costs — Shipping and handling costs for freight charges on goods shipped are included in cost of revenue. Freight expense on goods shipped for the years ended December 31, 2024, 2023 and 2022 were approximately $50.7 million, $58.7 million and $26.8 million, respectively.
Advertising Costs — Advertising costs are expensed as incurred and charged to selling, general and administrative expenses. The Company mainly uses targeted marketing initiatives, such as sporting events, print, radio, and television advertising, alongside direct sponsorships and endorsements. The Company incurred advertising expenses of approximately $221.6 million, $160.0 million and $85.1 million, for the years ended December 31, 2024, 2023, and 2022, respectively.
Research and Development — Research and development costs are charged to selling, general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and production testing. The Company incurred expenses of approximately $1.0 million, $1.7 million and $0.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Foreign Currency Gain/Loss — The Company’s foreign subsidiaries’ functional currencies are either the local currencies of the countries where operations are located or the U.S. dollar. The Company’s foreign subsidiaries remeasure their assets and liabilities denominated in non-functional currencies on a periodic basis, and the gain or loss from these adjustments related to fluctuations in foreign exchange rates is included in the consolidated statements of operations and comprehensive income as foreign exchange gain (loss). For the years ended December 31, 2024, 2023 and 2022, the Company recognized net foreign exchange losses of approximately $1.7 million, $1.2 million, and $0.4 million, respectively.
Foreign Currency Translation — The assets and liabilities of foreign operations are translated into U.S. dollars, which is the Company's reporting currency, using current exchange rates. Translation gains and losses, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in other comprehensive (loss) income as foreign currency translation adjustments, net of income tax. For the years ended December 31, 2024, 2023 and 2022 the Company experienced a foreign currency translation net loss of approximately $2.5 million, a net gain of $1.2 million and a net loss of approximately $2.5 million, respectively.
The Company's operations in different countries required that it primarily transacted in the following currencies for the year ended December 31, 2024:

Australian Dollar,
Canadian Dollar,
Chinese Yuan,
Euro,
Hong Kong Dollar,
New Zealand Dollar,
Pound Sterling, and

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
Swedish Krona.
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
Earnings per Share — The Company computes earnings per share ("EPS") in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires that basic earnings per share of common stock are computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. It also requires companies with different classes of stock (e.g., common stock and participating preferred stock) to calculate EPS using the two-class method. The two-class method is an allocation of earnings (distributed and undistributed) between the holders of common stock and a company’s participating preferred stockholders. Under the two-class method, earnings for the reporting period are allocated between common stockholders and other security holders based on their respective participation rights in undistributed earnings. The more dilutive of the two-class method or the treasury stock method is used.
The Company also computes diluted EPS, which includes the effect of all potentially dilutive shares of common stock that were outstanding during the period. Such dilutive securities may include restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options, and convertible preferred stock. For the computation of diluted EPS, the numerator is adjusted for the reallocation of earnings to participating securities, reflecting the impact of potentially dilutive securities. The denominator is adjusted to include the weighted average number of additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued. See Note 3. Earnings per Share for more information.
Stock-Based Compensation — The Company follows the provisions of ASC Topic 718, Compensation — Stock Compensation ("ASC 718") and related interpretations. Stock-based compensation cost is measured on the date of the grant based on the fair value of the stock awards. The costs are recognized, over the respective vesting periods of the grants. The Company uses straight-line amortization of compensation expense over the requisite service or vesting period of the grants, where applicable and recognizes forfeitures as they occur. See Note 14. Stock-Based Compensation for more information.
Selling, General and Administrative Expenses — Selling, general and administrative expenses include various operating expenses such as warehousing costs after manufacturing, expenses for advertising, samplings and in-store demonstrations, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Selling, general and administrative expenses also include costs such as payroll costs, travel costs, professional service fees (including legal fees), depreciation and amortization, and other selling, general and administrative costs.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the "FASB") issued ASU ("Accounting Standard Update") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard enhances segment reporting requirements, necessitating detailed disclosures on key segment expenses and other items, including segment profit or loss measures. It also mandates that companies with a single reportable segment provide comprehensive disclosures. The Company adopted the provisions of ASU 2023-07, beginning December 31, 2024, see Note 16. Segment Reporting. The adoption only impacted disclosures and did not have an effect on the Company's financial condition, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, introducing changes to income tax disclosures, primarily relating to effective tax rates and cash paid for taxes. This ASU requires companies to provide an annual rate reconciliation in both dollar figures and percentages, and changes the way annual income taxes paid are disclosed by all entities, necessitating a breakdown by federal, state, and foreign jurisdictions. The standard becomes effective for public business entities for fiscal years beginning after December 15, 2024. Prospective application is permitted. The Company expects ASU 2023-09 to impact only disclosures with no effect on the Company's financial condition, results of operations or cash flows. The Company is currently assessing the impact of ASU 2023-09 on the financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to enhance expense disclosures by requiring more detailed information on the types of expenses included in certain captions within the consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adopting ASU 2024-03 on the financial statements and disclosures.
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

Under the two-class method, for diluted EPS, net income is reallocated to the Series A Preferred Stock, and all potentially dilutive securities based on the contractual participating rights of the respective securities to share in the current earnings as if all of the earnings for the period had been distributed. Common shares issuable under PSU awards were excluded from the dilutive EPS calculation as the related target goals had not been met as of the reporting period end date.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)

	For the years ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$145,074	$226,801	$(187,282)
Dividends on Series A convertible preferred stock	(27,500)	(27,462)	(11,526)
Income allocated to participating preferred stock	(10,117)	(17,348)	—
Net income (loss) attributable to common stockholders	$107,457	$181,991	$(198,808)

Effect of dilutive securities:
Allocation of earnings to participating securities	$10,117	$17,348	$—
Reallocation of earnings to participating securities	(9,971)	(16,934)	—
Net income (loss) available to common stockholders after assumed conversions	$107,603	$182,405	$(198,808)

Denominator:
Weighted average basic common shares outstanding, basic[1]	233,667	230,784	226,947
Dilutive effect of common shares	3,737	6,180	—
Weighted-average common shares outstanding, diluted	237,404	236,964	226,947

Earnings per share:[1]
Basic	$0.46	$0.79	$(0.88)
Diluted	$0.45	$0.77	$(0.88)
(1) Forward Stock Split - The share numbers have been retrospectively adjusted to reflect the three-for-one stock split that became effective on November 13, 2023. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for more information.
For the years ended December 31, 2024, 2023 and 2022, approximately 22.0 million, 22.0 million, and 30.6 million potentially dilutive securities were excluded from the computation of diluted earnings per share related to common stockholders, as their effect was antidilutive.
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

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
Information about the Company’s revenues by geographical location for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
North America	$1,280,894	$1,263,341	$617,457
Europe	61,696	43,722	31,054
Asia-Pacific	5,658	4,755	3,647
Other	7,382	6,196	1,446
Revenue	$1,355,630	$1,318,014	$653,604

All of the Company’s North American revenue was derived from the United States and Canada. Revenue from Puerto Rico is included in the 'Other' category.
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
For the years ended December 31, 2024, 2023, and 2022, promotional allowances included as a reduction of revenue were $455.1 million, $315.2 million, and $158.5 million, respectively.
Accrued promotional allowances were $135.9 million and $99.8 million as of December 31, 2024 and 2023, respectively.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
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
The Company agreed to provide Pepsi a right of first offer in the event the Company intends to (i) manufacture, distribute or sell products in certain additional countries as specified in the Distribution Agreement or (ii) distribute or sell products in any future channels and distribution methods during the term of the Distribution Agreement. Pepsi agreed to meet and confer in good faith with the Company regarding the terms and conditions upon which Pepsi may be willing to sell or distribute the Company's products, either directly or through local sub-distributors in certain other additional countries. The Distribution Agreement includes other customary provisions, including non-competition covenants in favor of the Company, representations and warranties, indemnification provisions, insurance provisions, and confidentiality provisions. In the fourth quarter of 2023, under the terms of the Distribution Agreement, the Company and Pepsi agreed to extend distribution to the Canadian market, which commenced in January of 2024.
On August 1, 2022, the Company and Pepsi also executed a transition agreement providing for the Company’s transition of certain existing distribution rights in the Territory to Pepsi (the “Transition Agreement”). Under the terms of the Transition Agreement, Pepsi agreed to pay the Company up to $250.0 million in multiple tranches to facilitate the Company’s transition of certain distribution rights to Pepsi. The Company received $227.8 million from Pepsi that were contractually restricted to be used only to pay termination fees due to other distributors; any excess cash received over amounts due to other distributors was required to be refunded to Pepsi. During 2023, $34.8 million of such funds were refunded to Pepsi. As of and after December 31, 2023, there was no refund liability owed to Pepsi.
On March 23, 2024, the Company entered into Amendment No. 1 to the Distribution Agreement with Pepsi, pursuant to which the Company has agreed to provide Pepsi with an incentive program designed to incentivize and compensate Pepsi for its continued focus on and actions to support the Company. These incentives are accounted for as promotional allowances and recorded as a reduction to revenue.
5.    INVENTORIES
Inventories-net consists of the following:

	December 31, 2024	December 31, 2023
Finished goods	$108,786	$184,434
Raw materials	27,088	49,022
Less: inventory reserve	(4,709)	(4,181)
Inventories-net	$131,165	$229,275
6.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets totaled approximately $18.8 million and $19.5 million, at December 31, 2024 and 2023, respectively, consisting mainly of tax receivables, prepaid insurance, prepaid advertising, prepaid advances to co-packers related to inventory production, prepaid general expenses, prepaid slotting fees, and deposits on purchases.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
7.    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes the Company's property, plant and equipment balances and includes the estimated useful lives that are generally used to depreciate the assets on a straight-line basis:

	Estimated Useful Life in Years	December 31, 2024	December 31, 2023
Merchandising equipment - coolers	3-7	$39,231	$21,908
Vehicles	5	12,237	6,143
Machinery and equipment	7-15	10,136	—
Office equipment	3-7	2,228	1,467
Leasehold improvements	3-5	2,561	—
Less: accumulated depreciation		(10,791)	(4,650)
Property, plant and equipment		$55,602	$24,868
Depreciation expense amounted to approximately $6.5 million, $2.6 million and $1.4 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is reflected in selling, general and administrative expenses.
8.    LEASES
The Company leases office space, warehouses, and vehicles, in the U.S. and internationally under both operating and finance leases. Variable lease expense related to operating leases, excluding non-lease components included in total lease costs, did not have a significant impact on the Company's consolidated financial statements.
In September 2024, the Company entered into a non-cancelable sublease agreement for office space, which commenced in October 2024 and extends through 2029. The sublease terminates in the event the related master lease is terminated. Upon commencement, the Company recognized a right-of-use asset and lease liability related to the agreement in accordance with ASC 842. In November 2024, the Company acquired all of the outstanding voting equity interest of Big Beverages and recognized right-of-use assets and lease liabilities for the property leases assumed with the acquisition in accordance with ASC 805 and ASC 842. Refer to Note 17. Acquisition.
The components of lease costs were as follows:

	For the years ended December 31,
	2024	2023	2022
Operating lease costs	$2,145	$814	$664

Amortization of right of use assets- finance lease	126	86	110
Lease costs	$2,271	$900	$774

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
Supplemental cash flow information and non-cash activity were as follows:

	For the years ended December 31,
	2024	2023	2022
Cash paid for amounts related to lease liabilities:
Operating cash flows from finance leases (interest)	$11	$7	$7
Operating cash flows from operating leases	1,684	836	670
Financing cash flows from finance leases (principal)	61	44	63

Non-cash lease activity:
Right-of-use assets obtained in exchange for lease obligations	$21,934	$1,816	$731

Weighted-average remaining lease terms and discount rates:

	For the years ended December 31,
	2024	2023	2022
Weighted-average remaining lease terms in years
Operating leases	5.29	2.89	2.02
Finance leases	1.81	2.30	2.69

Weighted-average discount rate
Operating leases	5.23%	6.77%	6.52%
Finance leases	4.14%	3.92%	3.00%
The aggregate annual lease obligations at December 31, 2024, were as follows:

	Operating Leases	Finance Leases
2025	$3,888	$111
2026	4,838	181
2027	4,804	14
2028	3,751	24
2029	3,494	—
Thereafter	2,267	—
Total future minimum lease payments	$23,042	$330

Less: amounts representing interest	3,103	19
Present value of lease liabilities	19,939	311
Less: current portion	3,265	100
Long-term portion	$16,674	$211

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
9.     GOODWILL AND INTANGIBLES
As of December 31, 2024 and December 31, 2023, goodwill was approximately $71.6 million and $14.2 million, respectively. The balance as of December 31, 2024 included additional goodwill of $58.3 million which was recognized as part of the business combination described in Note 17. Acquisition.
The carrying amount and accumulated amortization of intangible assets, net of the impact of foreign exchange rate fluctuations as of December 31, 2024 and December 31, 2023, were as follows:

	Estimated Useful Life in Years	December 31, 2024	December 31, 2023
Definite-lived intangible assets
Customer relationships	6-25	$13,970	$13,911
Trade name	3	500	—
Less: accumulated amortization		(2,692)	(2,233)
Definite-lived intangible assets, net		$11,778	$11,678

Indefinite-lived intangible assets
Brands		$435	$461
Intangibles-net		$12,213	$12,139
As of December 31, 2024 and December 31, 2023, there were no indicators of goodwill or intangible asset impairment, while in 2022, an intangible asset impairment was recorded related to the Func Food brand for $2.4 million. Amortization expense for the years ended December 31, 2024, 2023 and 2022 was approximately $0.6 million, $0.5 million and $0.5 million, respectively. Amortization expense is included in selling, general and administrative expenses.
The following is the future estimated annualized amortization expense related to customer relationships and certain trade names:

2025	$835
2026	835
2027	807
2028	669
2029	669
Thereafter	7,963
Total	$11,778

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
10.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES
As of December 31, 2024 and December 31, 2023, accounts payable was approximately $41.3 million and $42.8 million, respectively.
Accrued expenses consisted of the following:

	December 31, 2024	December 31, 2023
Accrued legal	63,328	7,633
Accrued marketing	34,774	18,252
Unbilled purchases	13,754	11,851
Contractual co-packer obligations	9,350	—
Accrued freight	5,098	2,267
Other accrued expenses	22,476	22,117
Accrued expenses	$148,780	$62,120
As of December 31, 2024, accrued legal included $54.9 million related to ongoing litigation, refer to Note 15. Commitments and Contingencies.
11. RELATED PARTY TRANSACTIONS
Transactions with Pepsi
As further described in Note 12. Mezzanine Equity, on August 1, 2022, the Company issued approximately 1.5 million shares of non-voting Series A Preferred Stock to Pepsi. The shares accounted for approximately 8.5% of the Company’s outstanding common stock on the date of issuance, on an if-converted method. The securities purchase agreement (the "Purchase Agreement"), pursuant to which Pepsi acquired the Series A Preferred Stock, grants Pepsi the right to designate a nominee for election to the Company’s Board of Directors (the "Board"), provided that Pepsi meets certain ownership requirements.
Pepsi provided the Company $227.8 million in cash under the Transition Agreement in 2022. This amount was used to settle termination fees with former distributors, and any excess cash was contractually restricted and due back to Pepsi. During the year ended December 31, 2023, $38.3 million of such funds were refunded to Pepsi. Amounts received pursuant to the Transition Agreement relating to the costs associated with terminating the Company’s prior distributors were accounted for as deferred revenue and are being recognized ratably over the 20 year term of the Distribution Agreement. Unamortized deferred revenues (current and non-current) are included as separate line items on the consolidated balance sheets.
The Series A Preferred Stock was issued with a fair value of $832.5 million for an issuance price of $550.0 million (see Note 12. Mezzanine Equity). The Company recorded the $282.5 million excess as deferred costs on the consolidated balance sheets. Costs are being amortized over the 20 year term of the Distribution Agreement and are recorded as an offset to revenue. Unamortized deferred other costs (current and non-current) are included as separate line items on the consolidated balance sheets.
Related Party Leases
The Company leases office space from a company affiliated with CDR Federal, LLC, which is owned by certain of the Company's principal stockholders. The leases extend until March 2025 and have a combined monthly rent of $0.1 million. The associated lease liability was $0.2 million and $0.5 million as of December 31, 2024 and December 31, 2023, respectively. In January 2025, the Company elected to terminate the lease early and paid the remaining lease liability of $0.2 million.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
12.    MEZZANINE EQUITY
Series A Convertible Preferred Stock
As of December 31, 2024 and December 31, 2023, the Company had designated and authorized 1,466,666 shares of Series A Preferred Stock with a par value of $0.001 per share and a stated value of $375.00 per share. The stated value per share may be increased from time to time in the event dividends on the Series A are paid-in-kind (“PIK dividends”) pursuant to the Series A Certification of Designation (the “Series A Certificate”). On August 1, 2022, pursuant to the Purchase Agreement, the Company issued all of the authorized Series A Preferred Stock to Pepsi for cash consideration aggregating $550.0 million, excluding issuance costs. The Series A Preferred Stock was issued concurrently with the execution of the Distribution Agreement and the Transition Agreement. The Company determined that the aggregate fair value of the Series A Preferred Stock on the issuance date was $832.5 million, or $567.61 per share. Accordingly, the Series A Preferred Stock was recorded at that amount, net of issuance costs of $8.0 million, in the Company’s consolidated balance sheets, and consolidated statements of changes in stockholders’ equity and mezzanine equity.
The Company engaged a third-party valuation firm to assist in determining the fair value of the 1,466,666 shares of Series A Preferred Stock as of the date of issuance. The valuation of the Series A Preferred Stock represents a non-recurring fair value measurement. The Company used a Monte Carlo simulation model to determine the fair value of the Series A Preferred Stock on August 1, 2022. The Monte Carlo simulation utilized multiple level 2 input variables to determine the value of the Series A Preferred Stock including a volatility rate of 45.0%, risk free interest rate of 2.7%, 5.0% dividend rate, the closing price of the Company’s common stock on the issuance date of $98.87 (pre- three-for-one split), a debt discount rate of 12.5% and a discount for lack of marketability attributed to the registration period of the underlying stock. The selected historical volatility was based on Celsius and a certain peer group. The risk-free interest rate was based on the U.S. STRIPS Rate with a corresponding term as of issuance date. The 5.0% dividend rate is consistent with the provisions of the Series A Preferred Stock and with the Company’s past payments of dividends made in cash. The debt discount rate was based on estimated credit analysis and corresponding market yields as of the issuance date. The Company applied a nominal discount for lack of marketability with respect to the assumed registration period of the underlying shares.
Mezzanine Classification
The Series A Preferred Stock is redeemable in the event of a change in control as defined in the Series A Certificate. ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), specifically ASC 480-10-S99-3A, requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASC 480 an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A is not considered mandatorily redeemable other than in the event of a change of control, and a change in control is not solely in control of the Company. Accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in the consolidated balance sheets and consolidated statements of changes in stockholders’ equity and mezzanine equity, as of December 31, 2024, December 31, 2023 and December 31, 2022.
Pursuant to the Purchase Agreement, Pepsi, together with its affiliates, has certain rights and is also subject to various restrictions with respect to its ownership of the Company’s outstanding common stock on an as-converted basis, through purchases of the Company’s common stock in the open market and the accumulation of PIK dividends. Additionally, pursuant to the Purchase Agreement, Pepsi has the right to designate one nominee for election to the Board for so long as Pepsi (together with its affiliates) beneficially owns at least approximately 11.0 million shares of the Company’s outstanding common stock on an as-converted basis. Notwithstanding that the Series A is not currently convertible into common stock, the Purchase Agreement provides that Pepsi is deemed to beneficially own the underlying shares of common stock for purposes of its rights under the Purchase Agreement. In August 2022, the Company expanded the number of Board seats in connection with the election of a Pepsi representative to the Board.
Liquidation Preference
The Series A ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s common stock, (ii) senior to any class or series of capital stock of the Company expressly designated as ranking junior to the Series A, (iii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A, and (iv) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A. The aggregate liquidation preference of the Series A was $550.0 million as of both December 31, 2024 and 2023.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
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
Dividends
The Series A entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind, or a combination thereof, at the Company’s election (“Regular Dividends”). Regular Dividends accrue on each share of Series A at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly Regular Dividends, shares of Series A also entitle the holder to participate in any dividends paid on the Company’s common stock on an as-converted basis. The Company declared and paid $27.5 million, $27.5 million and $11.5 million in Regular Dividends on the Series A, which amounted to $18.75, $18.72 and $7.86 per share of Series A for the years ended December 31, 2024, 2023 and 2022, respectively. There were no cumulative undeclared dividends on the Series A at December 31, 2024. In addition, there were no dividends issued to common shareholders during the years ended December 31, 2024, 2023 and 2022.
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
Upon a change in control and redemption, each Series A holder will receive, an amount equal to the greater of (A) the Redemption Price in cash and (B) the cash and/or other assets (including securities) such holder would have received if each share of Series A were converted into a number of shares of common stock equal to the then-applicable conversion ratio and participated in such transaction resulting in such change of control as of the close of business on the business day immediately prior to the effective date of such transaction.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
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
Conversion
The shares of Series A may be converted into shares of the Company’s common stock pursuant to the Series A Certificate either at the option of the Company or subject to an automatic conversion as discussed below. The Series A was issued with a conversion price of $25 which is potentially subject to adjustment pursuant to the Series A Certificate. The conversion ratio is calculated as the quotient of (a) the sum of (x) the stated value of such share of Series A as of the applicable conversion date, plus (y) all accrued and unpaid dividends previously added to the stated value of such share of Series A, and without duplication, all accrued and unpaid dividends per share of Series A through the applicable conversion date; divided by (b) the conversion price as of the conversion date. As of December 31, 2024, the conversion ratio of the Series A into common stock was one to fifteen. At December 31, 2024, approximately 22.0 million shares of common stock were issuable upon conversion of the Series A Preferred Stock.
As of December 31, 2024, the Series A was not probable of becoming redeemable, as the most likely method of settlement is through conversion which is likely to occur before the holder's right to request redemption becomes exercisable.
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
December 31, 2024
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
13.    INCOME TAXES
The domestic and foreign components of the Company's income (loss) before provision for income taxes were as follows:

	2024	2023	2022
Domestic	$266,060	$291,203	$(151,551)
Foreign	(71,010)	546	(1,113)
Net income (loss) before provision for income taxes	$195,050	$291,749	$(152,664)
The provision for income tax expense consisted of the following:

Current	2024	2023	2022
Domestic	$43,321	$79,840	$10,498
State and local	15,536	27,596	2,601
Foreign	294	192	—
Current federal, state and local, tax expense	$59,151	$107,628	$13,099

Deferred	2024	2023	2022
Domestic	$1,000	$(34,535)	$18,558
State and local	(178)	(8,261)	4,034
Foreign	(9,997)	116	(1,073)
Deferred federal, state and local, tax expense	$(9,175)	$(42,680)	$21,519

Provision for income taxes	$49,976	$64,948	$34,618

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
The reconciliation of the U.S. federal statutory rate to the effective rate on net income (loss) before taxes is as follows:

	2024	2023	2022
U.S. Statutory federal rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.2%	4.7%	(3.9)%
Earnings in jurisdictions with tax rates differing from U.S. federal rate	3.3%	0.1%	—%
Tax effect of Pepsi valuation premium	—%	—%	(38.9)%
Stock based compensation	(5.2)%	(3.4)%	(0.9)%
Change in valuation allowance	(0.7)%	(0.3)%	0.4%
Change in deferred balances	0.2%	0.3%	—%
Other	0.9%	(0.2)%	(0.4)%
Effective tax rate	25.7%	22.2%	(22.7)%
The Tax Cuts and Jobs Act introduced a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under the base erosion anti-abuse tax “BEAT” regime. For the years ended December 31, 2024, 2023 and 2022, the Company did not generate intercompany transactions that met the BEAT threshold but had to include GILTI relating to the Company’s foreign subsidiaries. The Company elected to account for GILTI as a current period cost.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Deferred tax assets and liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Net operating loss carryforwards	$10,869	$3,441
Foreign disallowed interest carryforwards	739	—
Deferred revenue	43,289	45,907
Fixed assets	(7,742)	(3,338)
Pepsi valuation premium	(64,356)	(68,250)
Right of use liability	3,566	157
Right of use asset	(4,527)	(275)
Distributor termination fees	33,960	40,429
Stock-based compensation	2,728	4,892
Accrued legal	14,562	977
Inventory allowance	6,033	8,244
Intangibles	(1,825)	(2,495)
Total deferred tax assets	37,296	29,689
Valuation allowance	(927)	(2,496)
Net deferred tax assets	$36,369	$27,193
At December 31, 2024, the Company has approximately $1.5 million of Federal net operating loss carryforwards and $1.5 million of state net operating loss ("NOL") carryforwards, which will begin to expire in 2027. The Federal and State NOLs are subject to limitation under Section 382 of the U.S. Internal Revenue Code due to a December 2008 ownership change of greater than 50% over a three-year testing period. The Company had foreign NOL carryforwards of approximately $80.6 million, some of which will begin to expire in 2026. Additionally, the Company had foreign disallowed interest carryforward of $3.7 million which is indefinitely available.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
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
As required by ASC 740, Income Taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. During the fourth quarter of 2022, the Company concluded that it was more likely than not that its Celsius Europe deferred tax assets would be realized, based on Finland profitability and NOL utilization in 2021 and 2022. During the fourth quarter of 2024, the Company concluded that it was more likely than not that its Celsius Finland deferred tax assets would be realized, based on Finland profitability and NOL utilization in 2023 and 2024. For the year ended December 31, 2022, the Company reported a release of non-U.S. valuation of $0.5 million. For the year ended December 31, 2024, the Company reported a release of non-U.S. valuation allowance of $1.6 million. The Company continues to maintain a valuation allowance on certain of its foreign net operating losses as it is not more likely than not that the losses in those specific jurisdictions will be realized.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2024	2023
Gross unrecognized tax benefit, beginning of period	$1,257	$702
Additions based on tax positions related to the current year	410	555
Additions based on tax positions related to the prior years	—	—
Reductions due to lapse in statute of limitations and settlements	(255)	—
Gross unrecognized tax benefit, end of period	$1,412	$1,257
The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. To the extent these unrecognized tax benefits are ultimately recognized, approximately $1.4 million will impact the Company’s effective tax rate in future periods. Tax positions will potentially decrease by $0.2 million within the next twelve months. Interest and penalties associated with income tax matters are included in the provision for income taxes. As of December 31, 2024, the Company had uncertain tax positions of approximately $1.5 million, inclusive of $0.1 million of interest and penalties.
The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. Below is a summary of the filing jurisdictions and open tax years:

Open Years
U.S. Federal	2021-2023
U.S. State and local	2020-2023
Non-U.S.	2018-2023
14.    STOCK-BASED COMPENSATION
On April 30, 2015, the Company adopted the 2015 Stock Incentive Plan (the "2015 Plan"), with the objective of attracting and retaining highly competent personnel through opportunities to acquire the Company’s common stock.
There are currently 20.8 million shares of common stock available for issuance under the 2015 Plan. The 2015 Plan expires in 2025, and the Company intends to seek stockholder approval of a new plan during the 2025 annual meeting of stockholders.
The 2006 Incentive Stock Plan (the "2006 Plan"), which was adopted on January 18, 2007 and expired in 2017, similarly had the objective of attracting and retaining highly competent employees, directors, and independent consultants through opportunities to acquire the Company’s common stock. No further awards can be granted under the 2006 Plan. As of December 31, 2024, there were no unvested awards under the 2006 plan and certain vested but unexercised awards remained outstanding.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
For the years ended December 31, 2024, 2023 and 2022, the Company recognized stock-based compensation expense of approximately $19.6 million, $21.2 million and $20.7 million, respectively, which is included in selling, general and administrative expenses.
Stock Options
The maximum contractual term of the Company’s stock options is 10 years.
The Company used the Black-Scholes option pricing model to estimate the fair value of its stock option awards and warrant issuances. Forfeitures are recognized as they occur.
A summary of the status of the Company’s outstanding stock options as of December 31, 2024 and changes during the period are as follows:

	Shares (000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)(1)	Weighted Average Remaining Term (Yrs)

At December 31, 2023	4,918	$3.81	$249,541	4.45
Exercised	(2,490)	$1.54	$112,423	—
Forfeited and cancelled	—	—	—	—
At December 31, 2024	2,428	$6.13	$49,057	4.75
Exercisable at December 31, 2024	2,428	$6.13	$49,057	4.75
(1) The intrinsic value represents the amount by which the fair value of the Company's common stock exceeds the option exercise price as of December 31, 2024.
The total intrinsic value of the stock options exercised was $112.4 million, $81.4 million and $102.3 million in the years ended December 31, 2024, 2023 and 2022, respectively. The total number of stock options exercised was 2.5 million, 1.8 million and 3.8 million in the years ended December 31, 2024, 2023 and 2022, respectively.
There were no stock options granted during the years ended December 31, 2024, 2023, or 2022.
As of December 31, 2024, unrecognized non-cash compensation expense related to stock options was immaterial.
Restricted Stock Units
Restricted stock units are awards that give the holder the right to receive one share of common stock for each restricted stock unit upon meeting service-based vesting conditions (typically annual vesting in three equal annual installments, with a requirement that the holder remains in the continuous employment of the Company). The Company determines the fair value of restricted stock-based awards that vest over time based on the market price of the common stock on the date of grant. The holders of unvested units do not have the same rights as stockholders and do not have the right to receive any dividends.
A summary of the Company’s restricted stock unit activity for the years ended December 31, 2024 and 2023 is presented in the following table:

	2024		2023
	Shares (000’s)	Weighted Average Grant Date Fair Value	Shares (000’s)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,218	$26.13	1,617	$20.24
Granted	377	62.65	468	36.41
Vested	(715)	23.17	(670)	19.65
Forfeited and cancelled	(79)	39.00	(197)	24.35
Unvested at end of period	801	$44.76	1,218	$26.13

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
The total fair value of shares vested during the years ended December 31, 2024, 2023, and 2022 was approximately $16.6 million, $24.9 million and $11.6 million, respectively. Unrecognized compensation expense related to outstanding restricted stock units to employees and directors as of December 31, 2024 and December 31, 2023 was approximately $23.6 million and $17.8 million respectively, and is expected to be expensed over the next 2.0 years.
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
The Human Resources and Compensation Committee of the Board approved certain PSUs under the 2015 Plan, with each PSU initially equivalent in value to one share of common stock.

In the third quarter of 2022, PSUs with an aggregate grant date fair value of $7.5 million, were issued to certain employees. These awards included an immediate vesting of 20% of the shares as well as specific performance-based metrics to be met in year one and year two of the issuance. These awards were fully vested, using the accelerated attribution method according to ASC 718, during the year ended December 31, 2024.

In March 2024, PSUs representing an aggregate of approximately 65,000 shares of common stock were granted to certain officers of the Company. The PSUs vest over a period of three years from the grant date based on continuous service, with the number of shares earned (50% to 200% of the target awarded) depending upon the extent to which the Company achieves certain financial and market performance targets measured over the period beginning January 1, 2024 and ending December 31, 2026. Approximately one-third of the PSUs were valued at $79.27 per PSU based on the Company's common stock price on the grant date, and the financial targets for vesting are based on the Company's achievement of certain revenue metrics. The Company recognizes the grant-date fair value of these PSUs as stock-based compensation expense ratably over the vesting period based on the number of awards expected to vest at each reporting date. The remaining PSUs were valued using a Monte Carlo simulation model. This model incorporates assumptions such as the risk-free interest rate based on zero-coupon yields implied by U.S. Treasury issuances, and expected volatility derived from historical data of the Company's common stock and certain indices. The Company recognizes the grant-date fair value of these awards as stock-based compensation expense ratably over the vesting period. Approximately one-third of the performance target for vesting is based on total shareholder return relative to the Company's peer group, with each PSU valued at $134.75. The remaining one-third have a vesting performance target based on a specific market price, with each PSU valued at $20.25.

In August 2024, an aggregate of 104,000 PSUs were issued to certain employees of the Company with a performance period ending on December 31, 2025. The PSUs were valued at $39.40 per unit based on the Company's common stock price on the grant date. A total of 87,000 shares vest dependent on the Company meeting specific market share MULO+C metrics for each of the years ending December 31, 2024, and 2025. Should the performance goal not be met by the period ended December 31, 2024, the portion of shares shall remain outstanding and vest if the December 31, 2025 goal is met. The remaining 17,000 shares vest if the Company meets a cumulative international revenue target, in 2024 and 2025 to be achieved by December 31, 2025.

The Company grants PSUs throughout the year, which vest based on the achievement of various performance metrics over different service periods. These performance criteria include financial or market-based targets. Awards tied to financial targets are assessed for the probability of achieving the goal, which determines whether the related expense will be recognized.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
A summary of the Company’s PSU activity for the years ended December 31, 2024 and 2023 is presented in the following table:

	2024		2023
	Shares (000’s)	Weighted Average Grant Date Fair Value	Shares (000’s)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	123	$29.43	228	$30.49
Granted	175	52.78	—	—
Vested	(78)	32.76	(92)	32.76
Forfeited and cancelled	—	—	(13)	24.87
Unvested at end of period	220	$47.41	123	$29.43
Unrecognized compensation expense related to outstanding PSUs issued to employees as of December 31, 2024, was approximately $5.4 million and is expected to be expensed over the next 1.8 years.
Issuance of Common Stock Pursuant to Exercise of Stock Options and Other Awards
During the year ended December 31, 2024, the Company issued an aggregate of 3.3 million shares of common stock under the 2015 Plan and received aggregate proceeds of approximately $3.9 million.
During the year ended December 31, 2023, the Company issued an aggregate of 2.6 million shares of common stock under the 2015 Plan and 2006 Plan and received aggregate proceed of approximately $2.3 million.
To cover employees’ tax withholding obligations, the Company uses net settlement, withholding shares upon vesting and paying the related taxes. For the year ended December 31, 2024, $2.3 million related to these net settlements was recorded and is reflected as repurchase of common stock related to tax withholdings in the consolidated statements of changes in stockholders' equity and mezzanine equity as well as in the consolidated statements of cash flows. No amount was recorded for the same periods in the prior year.
15.    COMMITMENTS AND CONTINGENCIES
Legal
SEC Inquiry
Beginning in January 2021, the Company received formal and informal requests from the SEC Division of Enforcement for information in connection with a non-public, fact-finding inquiry. On January 17, 2025, without admitting to or denying the SEC’s findings, the Company reached a settlement with the SEC concerning reporting, books and records, internal accounting controls, and disclosure controls and procedures violations. The Company paid a $3.0 million civil penalty, and the investigation is now concluded with respect to the Company.
Derivative Actions Related to 2022 Restatement
Between January 11, 2023, and April 11, 2024, several derivative actions were filed, purportedly on behalf of the Company, naming as defendants certain of the Company’s present and former executive officers and directors and concerning allegedly false and misleading statements or omissions made between August 12, 2021, and March 1, 2022, which are alleged to have artificially inflated the Company’s stock price and caused the Company to restate, in 2022, its previously issued financial statements as of and for the year ended December 31, 2021.

The first such derivative action was filed on January 11, 2023, in the U.S. District Court for the District of Nevada, by stockholder Doreen R. Lampert (the “Lampert Derivative Action”). The Company was named as a nominal defendant. The Lampert Derivative Action asserted claims for (i) breach of fiduciary duty, (ii) unjust enrichment, and (iii) violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
A second derivative action was filed on May 19, 2023, in the U.S. District Court for the Southern District of Florida, by stockholder Jennifer Hammond (the “Hammond Derivative Action”). The Hammond Derivative Action asserted claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, and (v) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.

A third derivative action was filed on July 10, 2023, in the District Court for the Eighth Judicial District in Clark County, Nevada, by stockholder Nicholas R. Ingrao (the “Ingrao Derivative Action”). The Ingrao Derivative Action asserted claims for (i) breach of fiduciary duty and (ii) unjust enrichment.

A fourth derivative action was filed on July 12, 2023, in the U.S. District Court for the Southern District of Florida, by stockholder Dana Hepworth (the “Hepworth Derivative Acton”). The Hepworth Derivative Action asserted claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, and (v) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.

On March 11, 2024, the Hammond Derivative Action and the Hepworth Derivative Action were voluntarily dismissed and, on April 11, 2024, a single complaint containing substantially similar allegations as those dismissed actions was filed in the U.S. District Court for the District of Nevada, by the same stockholders (the “Hammond and Hepworth Derivative Action”).

On December 2, 2024, the parties to the Lampert Derivative Action, the Ingrao Derivative Action, and the Hammond and Hepworth Derivative Action (collectively, the “Derivative Actions”) executed a Stipulation and Agreement of Settlement (the “Stipulation of Settlement”), which set out the terms of a global settlement of the Derivative Actions.

On December 13, 2024, the plaintiff in the Ingrao Derivative Action filed an Unopposed Motion for Preliminary Approval of Proposed Shareholders Derivative Settlement. On January 23, 2025, the Court in the Ingrao Derivative Action entered a Preliminary Approval Order, setting a final approval hearing date for March 27, 2025. The settlement remains subject to final approval by the Court. The only monetary component of the Stipulation of Settlement is a $1.0 million fee and expense award to counsel for plaintiffs in the Derivative Actions, which is reflected in accrued expenses in the consolidated balance sheet as of December 31, 2024. The Lampert Derivative Action and the Hammond and Hepworth Derivative Action remain stayed.

Securities Litigation Concerning the PepsiCo Inc. Distribution Agreement

The Company and its CEO and CFO have been named as defendants in two putative securities class actions, both pending in the U.S. District Court for the Southern District of Florida and concerning, among other things, allegedly false and misleading statements or omissions concerning the Company’s distribution agreement with Pepsi and the Company’s growth. The first putative securities class action was filed on November 22, 2024. The complaint asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The complaint was filed on behalf of stockholders who purchased shares of the Company’s stock between February 29, 2024 and September 4, 2024. The second putative securities class action was filed on January 14, 2025. The complaint also asserted claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The complaint was filed on behalf of stockholders who purchased shares of the Company’s stock or sold put options between February 29, 2024, and September 4, 2024. Two motions to consolidate these putative securities class actions and appoint Lead Plaintiff and Lead Counsel remain pending before the Court.

The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in separate derivative actions pending in federal and state court in Nevada, both concerning, among other things, allegedly false and misleading statements or omissions concerning the Company’s distribution agreement with Pepsi and the Company’s growth. The first of these derivative actions was filed on December 16, 2024, in the U.S. District Court of the District of Nevada. The Company was named as a nominal defendant. The complaint asserts claims for (i) violations of Section 14(a) of the Exchange Act, (ii) breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, (v) gross mismanagement, (vi) abuse of control, and (vii) contribution under Section 10(b) and 21D of the Exchange Act, solely against the Company’s CEO and CFO. The second of these derivative actions was filed on January 31, 2025, in the U.S. District Court of the District of Nevada. The Company was named as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) violations of Section 14(a) of the Exchange Act and Rule 14a-9, (v) abuse of control, and (vi) waste of corporate assets. The third of these derivative actions was filed on February 7, 2025, in District Court, Clark County, Nevada. The complaint asserts claims for (i) breach of fiduciary duty, (ii) unjust enrichment, (iii) abuse of control, and (iv) waste of corporate assets. The fourth of these derivative actions was filed on February 11, 2025, also in District Court, Clark County, Nevada. The complaint asserts claims for (i) breach of fiduciary duty, and (ii) unjust enrichment.

The Company believes that the claims asserted in the putative securities class actions and derivative actions are without merit and that the likelihood of any loss is remote. At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of losses, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations. The Company will vigorously defend itself and its current and former executive officers and directors.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
California Consumer Class Action

On January 22, 2025, the Company and certain individuals were named as defendants in a putative class action filed in the U.S. District Court for the Central District of California. The complaint alleges, on behalf of a putative nationwide class of all Celsius purchasers, that plaintiff and other class members were misled regarding the alleged financial relationship between Celsius and the individual defendants, who allegedly promoted the Company’s products on social media. The complaint asserts claims for (i) violation of California’s Consumers Legal Remedies Act and Unfair Competition Law, (ii) unjust enrichment, and (iii) negligent misrepresentation.

The Company believes that the claims asserted in this putative class action are without merit and that the likelihood of any loss is remote. At this time, the Company is unable to predict the outcome of this lawsuit, the potential loss or range of losses, if any, associated with the resolution of this lawsuit or any potential effect it may have on the Company or its operations. The Company will vigorously defend against this allegation.
Strong Arm Productions
On May 4, 2021, Plaintiffs Strong Arm Productions USA, Inc., Tramar Dillard p/k/a Flo Rida, and D3M Licensing Group, LLC filed a lawsuit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiffs asserted that the Company breached two endorsement and licensing agreements that were entered into, between Plaintiffs and the Company in 2014 and 2016. Plaintiffs alleged the Company had reached certain revenue and sales benchmarks set forth in the 2014 agreement that entitled them to receive 2.25 million shares (as adjusted for the Forward Stock Split) of the Company's common stock. In addition, the Plaintiffs claimed they were entitled to receive unspecified royalties under the 2016 agreement.
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
The Company believed that the jury verdict was not supported by the facts of the case or applicable law and was the result of significant trial error, and there were strong grounds for appeal. The Company filed a notice of appeal to the Fourth District Court of Appeal (“DCA”) for the State of Florida on February 21, 2023. By order dated December 11, 2024, the Fourth DCA granted the Company’s requested relief, in part, by vacating the amount of jury’s verdict and directing a retrial on that issue, while affirming the jury’s finding of liability. On December 19, 2024, the Company requested the DCA rehear the appeal, and on February 6, 2025, the DCA denied that rehearing request. The Company intends to continue to vigorously challenge the judgment through the appeal processes.
As a result of the February 6, 2025 decision, the Company estimated a range of possible outcomes between $54.9 million and $95.8 million, inclusive of interest and fees. The Company accrued a liability at the low end of the range in the amount of $54.9 million, reflected in accrued expenses in the consolidated balance sheet as of December 31, 2024. The ultimate amount of the judgement that the Company may be required to pay will also include interest incurred between December 31, 2024 and the payment date, which could be materially different than the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.
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
As of December 31, 2024, the Company had purchase commitments to third parties of $494.1 million. These purchase obligations are primarily related to third-party suppliers and have arisen through the normal course of business. Contracts that specify that the Company will purchase all or a portion of its requirements of a specific product or service from a supplier, but do not include a fixed or minimum quantity, are excluded from the obligations quantified above.
As of December 31, 2024, the Company had long term contractual obligations aggregating to approximately $27.5 million, which related primarily to suppliers, sponsorships and other related marketing activities.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)

16. SEGMENT REPORTING
The Company operates in multiple geographical regions and functions as a single operating segment because its operations and strategies are centrally designed and executed, and remain significantly similar across these regions. The CODM, who is the Company’s Chief Executive Officer, evaluates operating results and allocates resources on a consolidated basis due to the significant economic interdependencies between the Company's geographical operations. As a result, the Company is managed as a single operating segment and has a single reportable segment. The primary financial measure reviewed by the CODM is net income (loss).

The following table reflects certain financial data for the Company's single reportable segment:

	For the years ended December 31,
	2024	2023	2022
Revenue	$1,355,630	$1,318,014	$653,604
Cost of sales (excluding freight)	624,677	626,205	355,954
Freight	50,746	58,670	26,781
Gross Profit	680,207	633,139	270,869

Selling and Marketing Expenses	(350,794)	(264,108)	(352,883)
General and Administrative Expenses	(173,685)	(102,665)	(75,787)
Other Income	39,322	25,383	5,137
Net Income (loss) before provision for income taxes	$195,050	$291,749	$(152,664)

Provision for income taxes	(49,976)	(64,948)	(34,618)
Net income (loss)	$145,074	$226,801	$(187,282)

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
17.    ACQUISITION
On November 1, 2024 (the “Acquisition Date”), pursuant to a membership interest purchase agreement (the "Acquisition Agreement"), the Company acquired 100% of the outstanding voting equity interests of Big Beverages, a co-packer located in Huntersville, North Carolina (the "Acquisition"). Prior to the Acquisition, Big Beverages was a longtime co-packer for Celsius products. The Acquisition provides Celsius with in-house manufacturing capacity including access to a 168,480 square-foot manufacturing, a 123,830 square-foot warehouse facility and a skilled workforce, which is expected to provide greater supply chain control, quicker innovation cycles and greater production flexibility. Since November 1, 2024, the results of Big Beverages operations have been included in the Company’s consolidated financial statements.
The Company accounted for the Acquisition as a purchase of a business under ASC 805, Business Combinations, and the Company engaged a third-party valuation firm to assist with the valuation of assets acquired and liabilities assumed. Under the Acquisition Agreement, all outstanding interests of Big Beverages were acquired for cash consideration with a provisional value totaling $75.3 million, which is net of the $1.5 million cash as of the acquisition date.
Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded as of the Acquisition Date at their respective fair values and were consolidated with the Company's accounting records. The consideration and purchase price information were prepared using a preliminary valuation and are subject to adjustment upon finalization of the analysis.
The preliminary fair values of assets acquired and liabilities assumed are set forth in the table below. The excess of the total purchase consideration over the aggregate Acquisition Date fair value of identifiable net assets acquired was recorded as goodwill. The entire goodwill amount is expected to be deductible for tax purposes. Additional tax goodwill was recognized as a result of a favorable lease intangible asset having a carrying amount but no corresponding tax basis. Deferred tax assets and deferred tax liabilities recognized in connection with the acquisition fully offset, resulting in a net impact of zero.
The preliminary Acquisition Date values were determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. As a result, the Acquisition accounting is not complete and additional information that existed at the Acquisition Date may become known to the Company during the remainder of the measurement period. The Company uses the cost approach to estimate the value of acquired property, plant and equipment, which reflects the amount that would be required currently to replace the service capacity of an asset. We have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. As of the filing date of this Annual Report on Form 10-K, the Company is still in the process of valuing Big Beverages' assets, such as intangible assets and property, plant and equipment and liabilities, including those related to income tax.

At November 1, 2024
ASSETS
Cash	$1,476
Accounts receivable	269
Prepaid expenses and other current assets	523
Property, plant and equipment	13,254
Right of use assets-operating leases	11,166
Intangibles	1,400

LIABILITIES
Accounts payable	(233)
Accrued expenses	(333)
Other liabilities	(50)
Lease liability operating leases - current	(2,186)
Lease liability operating leases - non-current	(6,731)
Net identifiable assets acquired	18,555

Goodwill	58,257
Total purchase consideration	$76,812

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
The acquired intangible asset fair values consisted of the following, which are amortized on a straight-line basis over their estimated useful lives.

	Estimated Useful Life in Years	At November 1, 2024
Customer relationships	6	$900
Trade name	3	500
Intangibles		$1,400
The fair value of intangible assets was determined using discounted cash flow models incorporating Level 3 assumptions. Customer relationships were valued using the multi-period excess earnings method, while the trade name was assessed under the relief-from-royalty method.
The goodwill recognized is attributable to synergies which are expected to enhance and expand the Company’s overall product portfolio, manufacturing capabilities and Big Beverages' assembled workforce. All goodwill was allocated to the Company’s single reporting unit.
The Company incurred acquisition and integration costs of approximately $0.3 million for the year ended December 31, 2024. These include legal and accounting costs and have been recognized in selling, general and administrative expenses.

Celsius Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
(Tabular dollars in thousands, except per share amounts)
18.    SUBSEQUENT EVENTS

On February 20, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Alani Nu Purchase Agreement”) to acquire Alani Nutrition LLC (“Alani Nu”) from its existing owners (the “Sellers”), including certain individual shareholders and related trusts, as well as Congo Brands Holding Company LLC (“Congo”).

Celsius has agreed to acquire all issued and outstanding membership interests of Alani Nu for a total consideration between $1,775.0 million and $1,800.0 million, which includes $1,275.0 million in cash, subject to adjustments, approximately 22.5 million shares of Celsius common stock valued at $500.0 million based on the volume-weighted average price of Celsius common stock for the 10 trading days ended February 18, 2025, and up to $25.0 million in additional cash consideration, contingent upon Alani Nu achieving a specified net revenue target in 2025.
The acquisition is expected to close in the second quarter of 2025, subject to regulatory approval and other customary closing conditions.

The Alani Nu Purchase Agreement contains customary termination rights, including that the parties may terminate the Alani Nu Purchase Agreement if the transactions shall not have been consummated within nine months following the date of the Alani Nu Purchase Agreement, subject to two automatic three-month extensions in certain circumstances. If the Alani Nu Purchase Agreement is terminated under certain circumstances relating to the failure to obtain antitrust approvals, or as a result of a final and non-appealable injunction, judgment or order arising under antitrust laws prohibiting the transaction, Celsius will be required to pay Alani Nu a $53.3 million cash termination fee.