Form 10-Q
period 2025-03-31
Celsius Holdings, Inc.
filed 2025-05-06
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had 257,741,256 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Celsius Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$977,285	$890,190
Accounts and note receivable-net[1]	256,424	270,342
Inventories-net	141,159	131,165
Deferred other costs-current[2]	14,124	14,124
Prepaid expenses and other current assets	22,464	18,759
Total current assets	1,411,456	1,324,580

Property, plant and equipment-net	58,698	55,602
Right of use assets-operating leases	20,866	21,606
Intangibles-net	12,444	12,213
Goodwill	72,128	71,582
Deferred other costs-non-current[2]	230,684	234,215
Deferred tax assets	38,525	38,699
Other long-term assets	14,717	8,384
Total Assets	$1,859,518	$1,766,881

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable[3]	$61,052	$41,287
Accrued expenses[4]	152,046	148,780
Income taxes payable	26,206	10,834
Accrued promotional allowance[5]	151,327	135,948
Lease liability operating leases	3,550	3,265
Deferred revenue[2]	9,513	9,513
Other current liabilities	14,160	15,908
Total current liabilities	417,854	365,535

Lease liability operating leases	16,152	16,674
Deferred revenue[2]	155,336	157,714
Other long term liabilities	2,574	2,541
Total Liabilities	591,916	542,464

Commitments and contingencies (Note 14)

Mezzanine equity:
Series A convertible preferred stock, $0.001 par value, 5% cumulative dividends; 1,466,666 shares issued and outstanding at March 31, 2025 and December 31, 2024, aggregate liquidation preference of $550,000 as of March 31, 2025 and December 31, 2024.	824,488	824,488
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 235,283,266 and 235,013,960 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	79	79
Additional paid-in capital	300,877	297,579
Accumulated other comprehensive loss	(1,001)	(3,250)
Retained earnings	143,159	105,521
Total Stockholders’ Equity	443,114	399,929
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$1,859,518	$1,766,881
[1] Includes $136.8 million and $168.2 million from a related party as of March 31, 2025 and December 31, 2024, respectively.
[2] Amounts in this line item are associated with a related party for all periods presented.
[3] Includes $9.2 million and $1.7 million due to a related party as of March 31, 2025 and December 31, 2024, respectively.
[4] Includes $0.2 million and $0.2 million due to a related party as of March 31, 2025 and December 31, 2024, respectively.
[5] Includes $88.7 million and $75.1 million due to a related party as of March 31, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue[1]	$329,276	$355,708
Cost of revenue	156,903	173,501
Gross profit	172,373	182,207
Selling, general and administrative expenses[2]	120,342	99,017
Income from operations	52,031	83,190

Other income (expense):
Interest income, net	7,846	9,612
Other, net	1,116	(341)
Total other income	8,962	9,271

Net income before provision for income taxes	60,993	92,461

Provision for income taxes	(16,574)	(14,650)
Net income	$44,419	$77,811

Dividends on Series A convertible preferred stock[3]	(6,781)	(6,837)
Income allocated to participating preferred stock[3]	(3,219)	(6,128)
Net income attributable to common stockholders	$34,419	$64,846

Other comprehensive income:
Foreign currency translation gain (loss), net of income tax	2,249	(1,354)
Comprehensive income	$36,668	$63,492

Earnings per share:
Basic	$0.15	$0.28
Diluted	$0.15	$0.27
Weighted average shares outstanding:
Basic	235,191	232,780
Diluted	237,172	237,523
[1] Includes $189.7 million and $210.5 million for the three months ended March 31, 2025 and 2024, respectively, from a related party.
[2] Includes $0.8 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, from a related party.
[3] Amounts in this line item are associated with a related party for all periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands, except per share amounts)
(Unaudited)

	Stockholders’ Equity						Mezzanine Equity
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Preferred Stock	Amount
Balance at December 31, 2024	235,014	$79	$297,579	$(3,250)	$105,521	$399,929	1,467	$824,488
Stock-based compensation	—	—	5,029	—	—	5,029	—	—
Stock option exercises, RSUs and PSUs converted	348	—	338	—	—	338	—	—
Dividends paid to Series A convertible preferred stock ($4.62 per share)	—	—	—	—	(6,781)	(6,781)	—	—
Repurchase of common stock related to tax withholdings	(73)	—	(1,932)	—	—	(1,932)	—	—
Treasury Stock	(6)	—	(137)	—	—	(137)	—	—
Foreign currency translation	—	—	—	2,249	—	2,249	—	—
Net income	—	—	—	—	44,419	44,419	—	—
Balance at March 31, 2025	235,283	$79	$300,877	$(1,001)	$143,159	$443,114	1,467	$824,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands, except per share amounts)
(Unaudited)

	Stockholders' Equity						Mezzanine Equity
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity	Preferred Stock	Amount
Balance at December 31, 2023	231,787	$77	$276,717	$(701)	$(12,053)	$264,040	1,467	$824,488
Stock-based compensation	—	—	3,563	—	—	3,563	—	—
Stock option exercises, RSUs and PSUs converted to common stock	1,283	1	967	—	—	968	—	—
Dividends paid on Series A convertible preferred stock ($4.66 per share)	—	—	—	—	(6,837)	(6,837)	—	—
Foreign currency translation	—	—	—	(1,354)	—	(1,354)	—	—
Net income	—	—	—	—	77,811	77,811	—	—
Balance at March 31, 2024	233,070	$78	$281,247	$(2,055)	$58,921	$338,191	1,467	$824,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$44,419	$77,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,611	1,229
Allowance for credit losses[1]	2,077	2,250
Amortization of deferred other costs[2]	3,531	3,531
Inventory excess and obsolescence	5,337	2,386
Stock-based compensation expense	5,029	3,563
Deferred income taxes-net	269	6,450
Other operating activities	(1,014)	361
Changes in operating assets and liabilities:
Accounts and note receivable-net[3]	11,841	(18,664)
Inventories	4,794	29,386
Prepaid expenses and other current assets	(3,687)	(2,076)
Other long-term assets	(1,700)	(7,672)
Accounts payable[4]	11,679	(3,013)
Accrued expenses[5]	(8,673)	1,750
Income taxes payable	15,353	8,250
Accrued promotional allowance[6]	15,379	29,414
Other current liabilities	(1,648)	2,094
Deferred revenue[2]	(2,378)	(2,378)
Other long-term liabilities	148	(23)
Net cash provided by operating activities	103,367	134,649

Cash flows from investing activities:
Purchase of property, plant and equipment[7]	(6,944)	(4,525)
Net cash used in investing activities	(6,944)	(4,525)

Cash flows from financing activities:
Cash dividends paid on Series A convertible preferred stock[2]	(6,781)	(6,837)
Repurchase of common stock related to tax withholdings	(1,932)	—
Payment of debt issuance costs	(2,195)	—
Other financing activities	321	952
Net cash used in financing activities	(10,587)	(5,885)

Effect on exchange rate changes on cash and cash equivalents	1,259	(722)
Net increase in cash and cash equivalents	87,095	123,517
Cash and cash equivalents at beginning of the period	890,190	755,981

Cash and cash equivalents at end of the period	$977,285	$879,498
Supplemental disclosures:
Cash paid for:
Taxes	$669	$320
[1] Includes $(0.3) million and $(0.1) million associated with a related party for the three months ended March 31, 2025 and 2024, respectively.
[2] Amounts in this line item are associated with a related party for all periods presented.
[3] Includes $31.4 million and $(10.9) million associated with a related party for the three months ended March 31, 2025 and 2024, respectively.
[4] Includes $7.5 million and $5.3 million associated with a related party for the three months ended March 31, 2025 and 2024, respectively.
[5] Includes $0.1 million and $0.3 million associated with a related party for the three months ended March 31, 2025 and 2024, respectively.
[6] Includes $13.6 million and $24.0 million associated with a related party for the three months ended March 31, 2025 and 2024, respectively.
[7] Includes $(3.7) million and $(2.5) million associated with a related party for the three months ended March 31, 2025 and 2024, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Business Overview
Celsius Holdings, Inc. (the “Company” or “Celsius”) was incorporated under the laws of the State of Nevada on April 26, 2005.
Celsius is a functional energy drink company operating in the United States (“U.S.”) and internationally. The Company engages in the development, processing, marketing, sale, manufacturing, and distribution of functional energy drinks and other products to a broad range of consumers, including fitness enthusiasts. Celsius provides differentiated products with innovative formulas, many of which are clinically proven and meant to positively impact the lives of its consumers.
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
Acquisition of Alani Nu
On February 20, 2025, the Company announced that it had entered into a membership interest purchase agreement to acquire Alani Nutrition LLC, a Kentucky limited liability company ("Alani Nu"), from its equity holders, Max Clemons, Trey Steiger, Katy E. Schneider, R. Haydn Schneider and certain related trusts (collectively, the “Sellers”) for a total consideration comprising (i) $1,275.0 million in cash, subject to adjustment as set forth in the purchase agreement, (ii) an aggregate of 22,451,224 shares of the Company's common stock and (iii) up to $25.0 million in additional cash consideration, payable only if net sales of Alani Nu’s products meet or exceed an agreed upon target for 2025. On April 1, 2025, the Company completed the acquisition of Alani Nu. For additional information see Note 15. Subsequent Events.
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
In connection with entering into these agreements, the Company issued and sold to Pepsi approximately 1.5 million shares of the Company's Series A Convertible Preferred Stock (“Series A” or “Series A Preferred Stock”) in exchange for cash proceeds of $550 million, excluding transaction costs. For additional information regarding the Company's agreements with Pepsi, see Note 4. Revenue, Note 10. Related Party Transactions and Note 11. Mezzanine Equity.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual audited condensed consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for any future period or the full year. These unaudited condensed consolidated financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company's Annual Report on Form 10-K (the “2024 Annual Report”) for the fiscal year ended December 31, 2024, as filed by the Company with the Securities and Exchange Commission (the "SEC"). These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the 2024 Annual Report.
Principles of Consolidation — These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in accordance with U.S. GAAP.
Business Combinations — The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations ("ASC 805"). Under this guidance, the results of operations of an acquired business are included in the Company’s condensed consolidated financial statements and related notes prospectively from the acquisition date.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
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
Transaction costs associated with acquisitions, such as advisory, legal, and consulting fees, are expensed as incurred and included in selling, general and administrative expenses. For the three months ended March 31, 2025, the Company incurred transaction costs totaling approximately $9.1 million, all of which related to the Alani transaction.
Goodwill and indefinite-lived intangible assets recognized as part of acquisitions are subsequently tested for impairment in accordance with the Company’s accounting policy for goodwill and indefinite-lived intangible assets. See Note 8. Goodwill and Intangibles for further discussion of impairment testing.
Segment Reporting — Operating segments are defined as components of an enterprise that engage in business activities, maintain discrete financial information, and undergo regular review by the chief operating decision maker (the "CODM"), who is the Chief Executive Officer, to assess performance and allocate resources.
Although the Company operates in multiple geographical regions, it functions as a single operating segment because its operations and strategies are centrally designed and executed and remain significantly similar across these regions. The CODM evaluates operating results and allocates resources on a consolidated basis due to the significant economic interdependencies between the Company's geographical operations. As a result, the Company is managed as a single operating segment and has a single reportable segment. While the Company has a single reportable segment, applicable accounting guidance requires the disclosure of certain financial information for reportable segments. The Company adopted the provisions of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures as of December 31, 2024. See Note 13. Segment Reporting.
Significant Estimates — The preparation of condensed consolidated financial statements and accompanying disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. These estimates and judgements are reviewed on an ongoing basis and are revised when necessary. Significant estimates include promotional allowances, intangibles, assets and liabilities assumed as a part of business combinations, the allowance for current expected credit losses, leases, allowance for inventory obsolescence and sales returns, the useful lives of property, plant and equipment, impairment of goodwill and intangibles, deferred taxes and related valuation allowance, and the valuation of stock-based compensation.
Concentrations of Risk — The majority of the Company’s revenue is derived from the sale of CELSIUS® functional energy drinks. Powder sales accounted for approximately 4.6% and 4.1% of revenue for the three months ended March 31, 2025 and 2024, respectively.
Revenue from customers accounting for more than 10.0% of total revenue for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Pepsi	57.6%	59.2%
Amazon	12.1%	8.0%
Costco	5.9%	10.2%
All others	24.4%	22.6%
Total	100.0%	100.0%

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)
Accounts receivable from customers accounting for more than 10.0% of total accounts receivable as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Pepsi	53.5%	62.2%
Amazon	14.4%	8.9%
Costco	11.2%	10.2%
All others	20.9%	18.7%
Total	100.0%	100.0%
Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company did not hold any instruments with original maturities exceeding three months.
Accounts Receivable and Current Expected Credit Losses — The Company is exposed to potential credit risks associated with its product sales and related accounts receivable, as it generally does not require collateral from its customers. The Company’s expected loss allowance for accounts receivable is determined using historical collection experience, current and expected future economic and market conditions, an assessment of the current status of customers’ trade accounts receivable, and where available, an evaluation of the financial condition and credit ratings of larger customers, including credit reports. Customers are pooled based on common risk factors, and the Company reassesses these customer pools on a periodic basis. The allowance for credit losses is based on aging of the accounts receivable balances and estimated credit loss percentages.
Changes in the allowance for expected credit losses for the three months ended March 31, 2025 were as follows:

Allowance for Expected Credit Losses
Balance as of December 31, 2024	$5,278
Current period change	2,077
Balance as of March 31, 2025	$7,355
Long-Lived Assets by Geographic Area — The following table consists of geographic long-lived asset information, which includes property, plant and equipment-net, right-of-use assets, and definite-lived intangibles-net and excludes goodwill and indefinite-lived intangibles, for individual countries that represent a significant portion of the total. All of the Company’s North American long-lived assets are located in the United States and Canada. Long-lived assets from Puerto Rico are included in the 'Other' category:

	March 31, 2025	December 31, 2024
North America	$73,023	$72,115

Finland	11,261	10,950
Sweden	3,744	2,523
Ireland	3,673	3,599
Other	30	29
Long-lived assets related to foreign operations	18,708	17,101
Long-lived assets-net	$91,731	$89,216

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)
Advertising Costs — Advertising costs are expensed as incurred and charged to selling, general and administrative expenses. The Company mainly uses targeted marketing initiatives, such as sporting events, print, radio, and television advertising, alongside direct sponsorships and endorsements. The Company incurred advertising expenses of approximately $49.3 million and $46.5 million for the three months ended March 31, 2025 and 2024, respectively.
Income Taxes — Starting in 2025, the Company has come within the scope of the Organization for Economic Co-operation and Development's ("OECD") Pillar Two framework, which establishes a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. Certain jurisdictions in which the Company operates have enacted their respective tax laws to comply with Pillar Two. As of now, the Company does not expect Pillar Two to have a material impact on its consolidated results of operation, financial position, or cash flows. The Company will continue to monitor pending legislation and implementation by individual countries.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, introducing changes to income tax disclosures, primarily relating to effective tax rates and cash paid for taxes. This ASU requires companies to provide an annual rate reconciliation in both dollar figures and percentages, and changes the way annual income taxes paid are disclosed by all entities, necessitating a breakdown by federal, state, and foreign jurisdictions. The standard becomes effective for public business entities for fiscal years beginning after December 15, 2024. The Company plans to apply the new guidance on a prospective basis. The Company expects ASU 2023-09 to impact only disclosures with no effect on the Company's financial condition, results of operations or cash flows. The Company is currently assessing the impact of ASU 2023-09 on the Company's consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which was further clarified by ASU 2025-01 in January 2025. These standards enhance expense disclosures by requiring more detailed information on the types of expenses included in certain captions within the consolidated financial statements, including employee compensation, depreciation, amortization, and costs incurred related to inventory and manufacturing activities in income statement expense captions such as cost of sales and selling, general and administrative expenses. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of ASU 2024-03 and ASU 2025-01 to impact the Company's financial condition, results of operations or cash flows and is currently assessing the impact of adoption on the Company's consolidated financial statements.
3.    EARNINGS PER SHARE
The Company’s Series A Preferred Stock is classified as a participating security in accordance with ASC Topic 260, Earnings per Share (“EPS”). Net income allocated to the holders of Series A Preferred Stock is based on the Series A stockholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis. The Series A Preferred Stock is not contractually obligated to share in losses.

Under the two-class method, for diluted EPS, net income is reallocated to the Series A Preferred Stock, and all potentially dilutive securities based on the contractual participating rights of the respective securities to share in the current earnings as if all of the earnings for the period had been distributed. Shares of common stock issuable under performance stock units ("PSUs") were excluded from the dilutive EPS calculation as the related target goals had not been met as of the reporting period end date.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$44,419	$77,811
Dividends on Series A convertible preferred stock	(6,781)	(6,837)
Income allocated to participating preferred stock	(3,219)	(6,128)
Net income attributable to common stockholders	$34,419	$64,846

Effect of dilutive securities:
Allocation of earnings to participating securities	$3,219	$6,128
Reallocation of earnings to participating securities	(3,195)	(6,016)
Net income available to common stockholders after assumed conversions	$34,443	$64,958

Denominator:
Weighted average shares of common stock outstanding, basic	235,191	232,780
Dilutive shares of common stock	1,981	4,743
Weighted-average shares of common stock outstanding, diluted	237,172	237,523

Earnings per share:
Basic	$0.15	$0.28
Diluted	$0.15	$0.27
For each of the three months ended March 31, 2025 and 2024, approximately 22.0 million potentially dilutive securities were excluded from the computation of diluted earnings per share related to common stockholders, as their effect was antidilutive.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)
4.    REVENUE
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. The primary performance obligation is the promise to sell finished products to customers, including distributors, wholesalers, and retailers. Performance obligations are typically satisfied once control or title is transferred based on the commercial terms of the applicable agreements with customers, and traditionally such agreements do not allow for a right of return. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Revenue is recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling, general and administrative expenses, in the Company's condensed consolidated statements of operations and comprehensive income. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in incentives the Company offers to its customers and their customers.
Information about the Company’s revenues by geographical location for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
North America	$306,534	$339,512
Europe	18,659	14,142
Asia-Pacific	2,244	675
Other	1,839	1,379
Revenue	$329,276	$355,708

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
For the three months ended March 31, 2025 and March 31, 2024, promotional allowances included as a reduction of revenue were $110.2 million and $95.0 million, respectively.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)
Accrued promotional allowances were $151.3 million and $135.9 million as of March 31, 2025 and December 31, 2024, respectively.
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
5.    ACQUISITION
On November 1, 2024, the Company acquired 100% of the outstanding voting equity interests of Big Beverages Contract Manufacturing, L.L.C. ("Big Beverages"), a longtime co-packer for Celsius located in Huntersville, North Carolina. The acquisition provides the Company with in-house manufacturing capacity including access to manufacturing and warehouse facilities and a skilled workforce. The total purchase consideration was cash of $75.3 million, which is net of $1.5 million of acquired cash. The transaction was accounted for as a business combination under ASC 805. There have been no changes to the purchase price allocation since December 31, 2024.
A summary of the allocation of the total purchase consideration is presented below:

	Purchase Consideration	Goodwill	Property, Plant and Equipment Acquired	Other Net Identifiable Assets Acquired
Big Beverages Acquisition	$76,812	$58,257	$13,254	$5,301

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)
The acquired intangible asset fair values consisted of the following, which are amortized on a straight-line basis over their estimated useful lives:

	Estimated Useful Life in Years	At November 1, 2024
Customer relationships	6	$900
Trade name	3	500
Intangibles		$1,400
The fair value of identifiable intangible assets was estimated using discounted cash flow models with Level 3 inputs. Customer relationships were valued using the multi-period excess earnings method, and the trade name was valued using the relief-from-royalty method. Goodwill recognized in the transaction reflects expected synergies, including enhanced manufacturing capabilities and the assembled workforce, and was allocated to the Company’s single reporting unit. Acquisition-related costs of approximately $0.3 million were expensed as incurred and recorded in selling, general and administrative expenses.
6.    INVENTORIES
Inventories are valued at the lower of cost or net realizable value with costs approximating those determined under the first-in, first-out method. Changes in the inventory reserve are included in cost of revenue.
Inventories-net consist of the following:

	March 31, 2025	December 31, 2024
Finished goods	$117,354	$108,786
Raw materials	28,559	27,088
Less: inventory reserve	(4,754)	(4,709)
Inventories-net	$141,159	$131,165
7.    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes the Company's property, plant and equipment balances and includes the estimated useful lives that are generally used to depreciate the assets on a straight-line basis:

	Estimated Useful Life in Years	March 31, 2025	December 31, 2024
Merchandising equipment - coolers	3-7	$43,441	$39,231
Vehicles	5	12,237	12,237
Machinery and equipment	7-15	11,683	10,136
Leasehold improvements	3-5	2,375	2,561
Office equipment	3-7	1,681	2,228
Less: accumulated depreciation		(12,719)	(10,791)
Property, plant and equipment-net		$58,698	$55,602
Depreciation expense amounted to approximately $2.4 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively, and is reflected in selling, general and administrative expenses.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)
8.     GOODWILL AND INTANGIBLES
As of March 31, 2025 and December 31, 2024, goodwill, net of the impact of foreign exchange rate fluctuations, was approximately $72.1 million and $71.6 million, respectively.
The carrying amount and accumulated amortization of definite-lived intangible assets, and the carrying amount of indefinite-lived intangible assets, net of the impact of foreign exchange rate fluctuations, as of March 31, 2025 and December 31, 2024, were as follows:

	Estimated Useful Life in Years	March 31, 2025	December 31, 2024
Definite-lived intangible assets
Customer relationships	6-25	$14,505	$13,970
Trade name	3	500	500
Less: accumulated amortization		(3,014)	(2,692)
Definite-lived intangible assets, net		$11,991	$11,778

Indefinite-lived intangible assets
Brands		453	435
Intangibles-net		$12,444	$12,213
As of March 31, 2025 and December 31, 2024, there were no indicators of goodwill or intangible asset impairment. Amortization expense for the three months ended March 31, 2025 and 2024 was approximately $0.2 million and $0.1 million, respectively. Amortization expense is included in selling, general and administrative expenses.
The following table reflects the future estimated annualized amortization expense related to definite-lived intangible assets:

2025	$642
2026	856
2027	829
2028	690
2029	690
Thereafter	8,284
Total	$11,991

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)
9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES
As of March 31, 2025 and December 31, 2024, accounts payable was approximately $61.1 million and $41.3 million, respectively.
Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Accrued legal	$67,669	$63,328
Accrued marketing	30,240	34,774
Unbilled purchases	23,370	13,754
Accrued freight	7,077	5,098
Contractual co-packer obligations	1,980	9,350
Other accrued expenses	21,710	22,476
Accrued expenses	$152,046	$148,780
As of March 31, 2025 and December 31, 2024, accrued legal included $55.9 million and $54.9 million, respectively, related to ongoing litigation, refer to Note 14. Commitments and Contingencies.
10.    RELATED PARTY TRANSACTIONS
Transactions with Pepsi
As further described in Note 11. Mezzanine Equity, on August 1, 2022, the Company issued approximately 1.5 million shares of non-voting Series A Preferred Stock to Pepsi. The shares accounted for approximately 8.5% of the Company’s outstanding common stock on the date of issuance, on an if-converted method. The securities purchase agreement (the "Purchase Agreement"), pursuant to which Pepsi acquired the Series A Preferred Stock, grants Pepsi the right to designate a nominee for election to the Company’s Board of Directors (the "Board"), provided that Pepsi meets certain ownership requirements.
Pepsi provided the Company $227.8 million in cash under the Transition Agreement in 2022. This amount was used to settle termination fees with former distributors, and any excess cash was contractually restricted and due back to Pepsi. During the year ended December 31, 2023, $38.3 million of such funds were refunded to Pepsi. Amounts received pursuant to the Transition Agreement relating to the costs associated with terminating the Company’s prior distributors were accounted for as deferred revenue and are being recognized ratably over the 20 year term of the Distribution Agreement. Unamortized deferred revenues (current and non-current) are included as separate line items on the condensed consolidated balance sheets.
The Series A Preferred Stock was issued with a fair value of $832.5 million for an issuance price of $550.0 million. See Note 11. Mezzanine Equity. The Company recorded the $282.5 million excess as deferred costs on the condensed consolidated balance sheets. Costs are being amortized over the 20 year term of the Distribution Agreement and are recorded as an offset to revenue. Unamortized deferred other costs (current and non-current) are included as separate line items on the condensed consolidated balance sheets.
11.    MEZZANINE EQUITY
Series A Convertible Preferred Stock
As of March 31, 2025 and December 31, 2024, the Company had designated and authorized 1,466,666 shares of Series A Preferred Stock with a par value of $0.001 per share and a stated value of $375.00 per share. The stated value per share may be increased from time to time in the event dividends on the Series A are paid-in-kind (“PIK dividends”) pursuant to the Series A Certification of Designation (the “Series A Certificate”). On August 1, 2022, pursuant to the Purchase Agreement, the Company issued all of the authorized Series A Preferred Stock to Pepsi for cash consideration aggregating $550.0 million, excluding issuance costs. The Series A Preferred Stock was issued concurrently with the execution of the Distribution Agreement and the Transition Agreement. The Company determined that the aggregate fair value of the Series A Preferred Stock on the issuance date was $832.5 million, or $567.61 per share. Accordingly, the Series A Preferred Stock was recorded at that amount, net of issuance costs of $8.0 million, in the Company’s consolidated balance sheets, and consolidated statements of changes in stockholders’ equity and mezzanine equity.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)
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
Mezzanine Classification
The Series A Preferred Stock is redeemable in the event of a change in control as defined in the Series A Certificate. ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), specifically ASC 480-10-S99-3A, requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASC 480 an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A is not considered mandatorily redeemable other than in the event of a change of control, and a change in control is not solely in control of the Company. Accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in the condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity and mezzanine equity, as of March 31, 2025 and December 31, 2024.
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
Liquidation Preference
The Series A ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s common stock, (ii) senior to any class or series of capital stock of the Company expressly designated as ranking junior to the Series A, (iii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A, and (iv) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A. The aggregate liquidation preference of the Series A was $550.0 million as of both March 31, 2025 and December 31, 2024.
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

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)
Dividends
The Series A entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind, or a combination thereof, at the Company’s election (“Regular Dividends”). Regular Dividends accrue on each share of Series A at the rate of 5.00% per annum, subject to adjustment as set forth in the Series A Certificate. In addition to such quarterly Regular Dividends, shares of Series A also entitle the holder to participate in any dividends paid on the Company’s common stock on an as-converted basis. The Company declared and paid $6.8 million and $6.8 million in Regular Dividends on the Series A, which amounted to $4.62 and $4.66 per share of Series A for the three months ended March 31, 2025 and 2024, respectively. There were no cumulative undeclared dividends on the Series A at March 31, 2025. In addition, there were no dividends issued to common shareholders for the three months ended March 31, 2025 or 2024.
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

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
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
Conversion
The shares of Series A may be converted into shares of the Company’s common stock pursuant to the Series A Certificate either at the option of the Company or subject to an automatic conversion as discussed below. The Series A was issued with a conversion price of $25 which is potentially subject to adjustment pursuant to the Series A Certificate. The conversion ratio is calculated as the quotient of (a) the sum of (x) the stated value of such share of Series A as of the applicable conversion date, plus (y) all accrued and unpaid dividends previously added to the stated value of such share of Series A, and without duplication, all accrued and unpaid dividends per share of Series A through the applicable conversion date; divided by (b) the conversion price as of the conversion date. As of March 31, 2025, the conversion ratio of the Series A into common stock was one to fifteen. At March 31, 2025, approximately 22.0 million shares of common stock were issuable upon conversion of the Series A Preferred Stock.
As of March 31, 2025, the Series A was not probable of becoming redeemable, as the most likely method of settlement is through conversion which is likely to occur before the holder's right to request redemption becomes exercisable.
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

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)
12.    STOCK-BASED COMPENSATION
As of March 31, 2025, there were 23.4 million shares of common stock available for issuance under the Company's 2015 Stock Inventive Plan (the "2015 Plan"). The 2015 Plan expired in April 2025, and the Company is seeking stockholder approval of a new plan at the 2025 annual meeting of stockholders. No further awards can be granted under the 2015 Plan.
A summary of the Company’s restricted stock units ("RSUs") and PSUs for the three months ended March 31, 2025 and 2024 is presented in the following table:

	Three Months Ended March 31,
	2025		2024
	RSUs/PSUs (000’s)	Weighted Average Grant Date Fair Value	RSUs/PSUs (000’s)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,021	$45.09	1,341	$26.43
Granted	1,074	26.41	275	78.22
Vested	(249)	44.09	(510)	22.89
Forfeited and cancelled	(10)	50.81	(12)	23.23
Unvested at end of period	1,836	$34.27	1,094	$41.21
Performance-based Stock Awards
A summary of PSU awards granted during the three months ended March 31, 2025, is as follows:

Grant Date	Shares (000’s)	Performance Period	Metrics	Grant Date Fair Value
March 1, 2025	142	2025-2027	Revenue rTSR	Revenue - $25.69 rTSR - $36.61

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)
13. SEGMENT REPORTING
The Company operates in multiple geographical regions and functions as a single operating segment because its operations and strategies are centrally designed and executed, and remain significantly similar across these regions. The CODM, who is the Company’s Chief Executive Officer, evaluates operating results and allocates resources on a consolidated basis due to the significant economic interdependencies between the Company's geographical operations. As a result, the Company is managed as a single operating segment and has a single reportable segment. The primary financial measure reviewed by the CODM is net income.

The following table reflects certain financial data for the Company's single reportable segment:

	Three Months Ended March 31,
	2025	2024
Revenue	$329,276	$355,708
Cost of sales (excluding freight)	(142,476)	(159,546)
Freight	(14,427)	(13,955)
Gross profit	172,373	182,207

Selling and marketing expenses	(80,898)	(75,838)
General and administrative expenses	(39,444)	(23,179)
Other income	8,962	9,271
Net income before provision for income taxes	$60,993	$92,461

Provision for income taxes	(16,574)	(14,650)
Net income	$44,419	$77,811

14.    COMMITMENTS AND CONTINGENCIES
Legal
SEC Inquiry
Beginning in January 2021, the Company received formal and informal requests from the SEC Division of Enforcement, seeking information in connection with a non-public, fact-finding inquiry. On January 17, 2025, without admitting to or denying the SEC’s findings, the Company reached a settlement with the SEC concerning alleged reporting, books and records, internal accounting controls, and disclosure controls and procedures violations. The Company paid a $3.0 million civil penalty during the three months ended March 31, 2025, and the investigation is now concluded with respect to the Company.
Derivative Actions Related to 2022 Restatement
Between January 11, 2023, and April 11, 2024, several derivative actions were filed, purportedly on behalf of the Company, naming as defendants certain of the Company’s present and former executive officers and directors and concerning allegedly false and misleading statements or omissions made between August 12, 2021 and March 1, 2022, which were alleged to have artificially inflated the Company’s stock price and caused the Company to restate, in 2022, its previously issued financial statements as of and for the year ended December 31, 2021.

The first such derivative action was filed on January 11, 2023, in the U.S. District Court for the District of Nevada, by stockholder Doreen R. Lampert (the “Lampert Derivative Action”). The Company was named as a nominal defendant. The Lampert Derivative Action asserted claims for (i) breach of fiduciary duty, (ii) unjust enrichment, and (iii) violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
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

On December 13, 2024, the plaintiff in the Ingrao Derivative Action filed an Unopposed Motion for Preliminary Approval of Proposed Shareholders Derivative Settlement. On April 3, 2025, the Court in the Ingrao Derivative Action entered a final order approving the settlement. The only monetary component of the Stipulation of Settlement is a $1.0 million fee and expense award to counsel for plaintiffs in the Derivative Actions, which is reflected in accrued expenses in the condensed consolidated balance sheet as of March 31, 2025. In accordance with the final order approving the settlement, the Ingrao Derivative Action was dismissed on April 3, 2025. The Court in the Lampert Derivative Action dismissed that action on April 10, 2025, following a joint request of the parties. On April 8, 2025, the parties filed a proposed order to dismiss the Hammond and Hepworth Derivative Action.

Securities Litigation Concerning the PepsiCo Inc. Distribution Agreement

The Company and individual executives were named as defendants in two putative securities class actions, both filed in the U.S. District Court for the Southern District of Florida and concerning, among other things, allegedly false and misleading statements or omissions concerning the Company’s distribution agreement with Pepsi and the Company’s growth. The first putative securities class action was filed on November 22, 2024. The complaint asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The second putative securities class action was filed on January 14, 2025. The complaint also asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On March 3, 2025, the Court issued an order consolidating the two putative securities class actions and appointing Lead Plaintiff and Lead Counsel. Lead Plaintiff filed an Amended Complaint on April 25, 2025, naming the Company, its CEO, CFO, and Chief of Staff as defendants. The Amended Complaint asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The Amended Complaint was filed on behalf of stockholders who purchased or otherwise acquired shares of the Company’s stock between May 9, 2023 and November 5, 2024. The Court has ordered that the Company shall file its response on or before June 13, 2025.

The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in derivative actions pending in federal and state court in Nevada, concerning, among other things, allegedly false and misleading statements or omissions concerning the Company’s distribution agreement with Pepsi and the Company’s growth. The first of these derivative actions was filed on December 16, 2024, in the U.S. District Court of the District of Nevada, by purported stockholder Kurt Dobler (the "Dobler Derivative Action"). The Company was named as a nominal defendant. The complaint asserts claims for (i) violations of Section 14(a) of the Exchange Act, (ii) breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, (v) gross mismanagement, (vi) abuse of control, and (vii) contribution under Section 10(b) and 21D of the Exchange Act, solely against the Company’s CEO and CFO. The second of these derivative actions was filed on January 31, 2025, in the U.S. District Court of the District of Nevada, by purported stockholder Mark Stoyanoff (the “Stoyanoff Derivative Action”). The Company was named as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) violations of Section 14(a) of the Exchange Act and Rule 14a-9, (v) abuse of control, and (vi) waste of corporate assets. The Dobler Derivative Action and the Stoyanoff Derivative Action were consolidated on March 5, 2025 (the “Consolidated Derivative Action”). The third of these derivative actions was filed on February 7, 2025, in District Court, Clark County, Nevada, by purported stockholder Shadia Khan Sunny. The complaint asserts claims for (i) breach of fiduciary duty, (ii) unjust enrichment, (iii) abuse of control, and (iv) waste of corporate assets. The fourth of these derivative actions was filed on February 11, 2025, also in District Court, Clark County, Nevada, by purported stockholder David Murphy. The complaint asserts claims for (i) breach of fiduciary duty, and (ii) unjust enrichment. The fifth of these derivative actions was filed on March 31, 2025, also in District Court, Clark County, Nevada, by purported stockholder Suzanne Flannery. The complaint asserts claims for (i) breach of fiduciary duty, and (ii) unjust enrichment.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)

The Company believes that the claims asserted in the foregoing putative securities class actions and derivative actions are without merit and that the likelihood of loss is remote. However, the ultimate outcome of these actions may differ materially from the Company’s current expectations, and the Company is unable to reasonably estimate a range of losses at this time. The Company will vigorously defend itself and its current and former executive officers and directors.
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

The Company believes that the claims asserted in this putative class action are without merit and that the likelihood of loss is remote. However, the ultimate outcome of these actions may differ materially from the Company’s current expectations, and the Company is unable to reasonably estimate a range of losses at this time. The Company will vigorously defend itself against this allegation.
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

The Company believed that the jury verdict was not supported by the facts of the case or applicable law and was the result of significant trial error, and there were strong grounds for appeal. The Company filed a notice of appeal to the Fourth District Court of Appeal (“DCA”) for the State of Florida on February 21, 2023. By order dated December 11, 2024, the Fourth DCA granted the Company’s requested relief, in part, by vacating the amount of the jury’s verdict and directing a retrial on that issue, while affirming the jury’s finding of liability. On December 19, 2024, the Company requested the DCA rehear the appeal, and on February 6, 2025, the DCA denied that rehearing request. On February 28, 2025, the Company filed a Notice to Invoke Discretionary Jurisdiction of the Florida Supreme Court. The Company intends to continue to vigorously challenge the judgment through the appeal processes.
As a result of the February 6, 2025 decision, the Company has estimated a range of possible outcomes between $55.9 million and $97.6 million, inclusive of interest and fees. The Company accrued a liability at the low end of the range in the amount of $55.9 million, reflected in accrued expenses in the condensed consolidated balance sheet as of March 31, 2025. The ultimate amount of the judgement that the Company may be required to pay will also include interest incurred between March 31, 2025 and the payment date, which could be materially different than the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

Eniva Trademark Litigation Concerning Vibe-Formative Marks

On March 20, 2025, the Company filed a declaratory judgment action in the U.S. District Court for the District of Minnesota against Eniva USA, Inc. (“Eniva”), seeking a declaration that the Company's use and registration of various VIBE-formative marks do not infringe Eniva’s trademark rights. The dispute follows proceedings filed by Eniva at the Trademark Trial and Appeal Board, alleging that the Company's marks are likely to cause confusion with its own VIBE-registered mark used on liquid dietary supplements.

On April 10, 2025, Eniva filed its answer and counterclaims, asserting, among other things, that the Company's use of the VIBE-formative marks constitutes trademark infringement under federal and state law, false designation of origin, and unfair competition. Eniva further seeks an order declaring that the Company is not entitled to register its marks. Eniva seeks injunctive relief, damages, cancellation of the Company’s trademark applications, and attorneys’ fees.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
(Tabular dollars in thousands, except per share amounts)
The Company believes Eniva’s claims are without merit and the likelihood of loss is remote. However, the ultimate outcome of these actions may differ materially from the Company’s current expectations, and the Company is unable to reasonably estimate a range of losses at this time. The Company will vigorously defend its rights to use its intellectual property.

Commitments

As of March 31, 2025, the Company had purchase commitments to third parties of $518.7 million. These purchase obligations are primarily related to third-party suppliers and have arisen through the normal course of business. Contracts that specify that the Company will purchase all or a portion of its requirements of a specific product or service from a supplier, but do not include a fixed or minimum quantity, are excluded from the obligations quantified above.
As of March 31, 2025, the Company had long term contractual obligations aggregating to approximately $25.9 million, which related primarily to suppliers, sponsorships and other related marketing activities.
15.    SUBSEQUENT EVENTS

Acquisition of Alani Nutrition LLC

On April 1, 2025, the Company completed its acquisition of Alani Nu. The transaction was executed pursuant to the Membership Interest Purchase Agreement dated February 20, 2025 (the “Alani Nu Purchase Agreement”). The acquisition aligns with the Company's focus on the performance energy and health-focused wellness segments. The combination is consistent with the Company’s strategy of leveraging operational synergies across sales, marketing, and distribution channels.

Under the terms of the Alani Nu Purchase Agreement, the Company acquired all of the issued and outstanding membership interests of Alani Nu from the Sellers. Total consideration consisted of the following:

•$1,275.0 million in cash, subject to customary post-closing adjustments;
•22,451,224 shares of Celsius common stock, subject to a lock-up agreement that restricts the sale or transfer of the Company's common stock, with one-third of the common stock released from restrictions on each April 1, 2026, October 1, 2026 and April 1, 2027; and
•up to $25.0 million in cash consideration, payable only if net sales of Alani Nu’s products meet or exceed an agreed target for 2025 as set forth in the Alani Nu purchase agreement.

To fund part of the cash portion of the purchase price, on April 1, 2025, the Company, certain of the Company's subsidiaries, the lenders and issuing banks from time to time party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in an aggregate principal amount of up to $900.0 million, which was fully drawn at closing to fund a portion of the cash consideration, and a revolving credit facility in an aggregate principal amount of up to $100.0 million. The remaining cash consideration was funded with existing cash on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
When used in this Quarterly Report on Form 10-Q (this "Report"), unless otherwise indicated, the terms the “Company,” “Celsius,” “we,” “us” and “our” refer to Celsius Holdings, Inc. and its subsidiaries.
Cautionary Note Regarding Forward-Looking Statements
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
•Our ability to successfully achieve the benefits of our recent acquisition of Big Beverages Contract Manufacturing L.L.C. ("Big Beverages"), a co-packer;
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
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report"). Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this Report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Our Business
Executive-Level Overview
Celsius is a functional energy drink company operating in the United States and internationally. This product is available in two convenient forms: ready-to-drink and an on-the-go portable powder form. Additionally, we offer our Celsius Essentials line, featuring 16-ounce cans enriched with aminos. In 2025, we introduced CELSIUS® Hydration, a line of zero-sugar hydration powders, featuring electrolytes in a variety of fruit-forward flavors. Our product range is widely available across the U.S. and in select territories in Canada in various retail outlets, including grocery stores, natural product stores, convenience stores, fitness centers, mass retailers, vitamin specialty stores, and through online e-commerce platforms. Moreover, our products are offered in select markets in Europe, the Middle East and the Asia-Pacific region as we have continued to expand our global presence.
We engage in various aspects of developing, manufacturing, processing, marketing, selling, and distributing Celsius, Celsius Essentials, Celsius On-The-Go Powder, and Celsius Hydration. Our operational model strategically relies primarily on co-packers for the manufacture and supply of our products, leveraging their specialized expertise and scalable production capabilities. Additionally, we utilize our in-house manufacturing facility to complement our strategic use of co-packers. This approach allows us to maintain flexibility in responding to market demands and to focus our resources on innovation, marketing, and expanding our distribution channels. We continuously assess and work to optimize our supply chain to ensure quality, consistency and timely delivery to our customers.
On August 1, 2022, we entered into a long-term distribution agreement with Pepsi, making them our primary distributor in the U.S. and leveraging the right of first offer to facilitate our expansion into Canada. This agreement also helps to enable our potential entry into additional international markets and new distribution channels with Pepsi. In connection with our relationship with Pepsi, we terminated certain previous distributor agreements and shifted certain distribution rights to Pepsi.
Impact of Tariffs and Macroeconomic Trends
We continue to monitor macroeconomic conditions and global trade developments, including inflation in key input costs, recently implemented tariffs, and the potential for additional or modified tariffs or export controls. On April 2, 2025, the U.S. presidential administration announced new tariffs, which, along with evolving global trade policies, may contribute to increased supply chain complexity, commodity cost volatility, and broader economic uncertainty. While these developments could pressure our cost structure, based on our current analysis, we do not currently expect them to have a material adverse impact on our results of our operations for the remainder of fiscal year 2025. We are actively evaluating the potential implications of how the evolving tariff policies may impact customer and consumer behavior and the results of our operations.

Acquisition of Alani Nutrition LLC

On February 20, 2025, we announced that we had entered into a membership interest purchase agreement to acquire Alani Nu for a total consideration comprising (i) $1,275.0 million in cash, subject to adjustment as set forth in the purchase agreement, (ii) an aggregate of 22,451,224 shares of our common stock and (iii) up to $25.0 million in additional cash consideration, payable only if net sales of Alani Nu’s products meet or exceed an agreed target for 2025. On April 1, 2025, we completed the acquisition and simultaneously entered into a debt financing arrangement. The financing package included a $900.0 million Term Loan B and a $100.0 million Revolving Credit Facility.
Results of Operations
Three months ended March 31, 2025 compared to three months ended March 31, 2024
Revenue
For the three months ended March 31, 2025, revenue was approximately $329.3 million, a decrease of $26.4 million, or 7.4%, from $355.7 million for the three months ended March 31, 2024.

For the three months ended March 31, 2025, revenue in North America declined by $33.0 million, or 9.7%, compared to the three months ended March 31, 2024. The prior-year quarter benefited from the early launch of our 16oz Celsius Essentials line and the implementation of several promotional activations across key retail and convenience channels at the beginning of the quarter. In contrast, similar promotional efforts during the current-year quarter were launched toward the end of the period. This timing difference, along with the initial launch of the 16oz Celsius Essentials line in the prior year, contributed to the year-over-year sales decline. Additionally, we experienced lower velocity in the current quarter and were fully impacted by the increased promotional allowances and incentive program established in the prior year with our primary distributor.
European revenues for the three months ended March 31, 2025 were approximately $18.7 million, representing an increase of $4.5 million, or 31.9%, from the three months ended March 31, 2024. Other international markets generated approximately $1.8 million in revenue during the three months ended March 31, 2025, with Asia-Pacific revenues contributing an additional $2.2 million for the three months ended March 31, 2025. Total international revenue grew 41% year-over-year, primarily driven by the Company’s continued international expansion. Excluding markets launched in 2024, international revenue increased 9% compared to the prior-year period, reflecting organic growth across existing geographies.
The following table sets forth the amount of revenues by geographical location for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
North America	$306,534	$339,512
Europe	18,659	14,142
Asia-Pacific	2,244	675
Other	1,839	1,379
Revenue	$329,276	$355,708
Gross Profit
For the three months ended March 31, 2025, gross profit decreased by $9.8 million to $172.4 million, a decrease of 5.4% from $182.2 million for the three months ended March 31, 2024. Gross profit margin increased to 52.3% for the three months ended March 31, 2025 from 51.2% for the three months ended March 31, 2024. Gross profit margin improvements resulted from decreases in raw and package material unit costs, partially offset by increased promotional allowances as a percentage of revenue.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2025 were $120.3 million, an increase of $21.3 million or 22% from $99.0 million for the three months ended March 31, 2024.
The changes within SG&A expenses included:
•a $12.1 million increase in administrative expenses related primarily to higher acquisition-related costs, including transaction and legal expenses;
•a $4.9 million increase in employee costs, reflecting our ongoing investments to support growth;
•a $2.8 million increase in marketing investments, driven by initiatives and events aimed at enhancing brand awareness to reflect our commitment to long-term growth, helping to ensure that our brand remains top-of-mind with consumers and well-positioned in an increasingly competitive market; and
•a $1.5 million increase in all other SG&A expenses.
Other Income (Expense)
Total other income for the three months ended March 31, 2025 was $9.0 million, which reflects a decrease of $0.3 million from $9.3 million for the three months ended March 31, 2024. This decrease was primarily attributed to lower interest income earned on cash held in our money market accounts, driven by a decline in market interest rates.
Provision for Income Taxes
For the three months ended March 31, 2025, the Company’s effective tax rate was 27.2%, as compared to 15.8% for the same period in 2024. The increase was primarily driven by a shift in stock-based compensation-related impacts. In the current period, the tax rate was higher than the U.S. federal statutory rate of 21.0% due to disallowed stock-based compensation expense and state income taxes. In the prior-year period, the rate was lower than the statutory rate due to net tax benefits related to stock-based compensation, partially offset by similar disallowed expenses and state taxes.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company’s tax returns for tax years beginning 2020 remain subject to potential examination by the taxing authorities.
Net Income Attributable to Common Stockholders
Net income attributed to common stockholders for the three months ended March 31, 2025 was $34.4 million, representing basic earnings per share of $0.15 based on a basic weighted average of 235.2 million shares outstanding. In comparison, for the three months ended March 31, 2024 the Company's net income attributed to common stockholders was $64.8 million, representing basic earnings per share of $0.28 based on a weighted average of 232.8 million shares outstanding. Diluted earnings per share was $0.15 and $0.27 for the three months ended March 31, 2025 and 2024, respectively.
Liquidity and Capital Resources
General
As of March 31, 2025, we had cash and cash equivalents of approximately $977.3 million and working capital of $993.6 million.
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
On April 1, 2025, we completed the acquisition of Alani Nu for a total consideration comprising (i) $1,275.0 million in cash paid at closing, subject to adjustment as set forth in the purchase agreement, (ii) an aggregate of 22,451,224 shares of our common stock and (iii) up to $25.0 million in additional cash consideration, payable only if net sales of Alani Nu’s products meet or exceed an agreed upon target for 2025.

In connection with our acquisition of Alani Nu, on April 1, 2025, we, together with certain of our subsidiaries as guarantors, the lenders and issuing banks from time to time party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent, entered into a secured credit agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in an aggregate principal amount of up to $900 million (the “Term Loan Facility”), which was fully drawn to fund a portion of the purchase price for Alani Nu, and a revolving credit facility in an aggregate principal amount of up to $100 million (the “Revolving Facility”), which may include the issuance of letters of credit in a stated face amount of up to, but not exceeding, $50 million. The Term Loan Facility matures on April 1, 2032, and the Revolving Facility matures on April 1, 2030.
Borrowings under the Credit Agreement bear interest, in the case of the Revolving Facility, (A) at a rate equal to (1) the highest of (w) the U.S. prime rate, (x) the Federal Funds Rate plus 0.5%, (y) the sum of the benchmark rate for an interest period of one month plus 1.00%, and (z) 1.00%, plus (2) a margin of 2.0% in the case of alternate base rate loans and (B) a rate equal to term SOFR or EURIBOR rate plus a margin of 3.0% in the case of benchmark rate loans and, in the case of the Term Loan Facility, (A) at a rate equal to (1) the highest of (w) the U.S. prime rate, (x) the Federal Funds Rate plus 0.5%, (y) the sum of the benchmark rate for an interest period of one month plus 1.00%, and (z) 1.00%, plus (2) a margin of 2.25% in the case of alternate base rate loans and (B) a rate equal to term SOFR or EURIBOR plus a margin of 3.25% in the case of benchmark rate loans. Subsequent to the delivery of our financial statements for the first full fiscal quarter following our acquisition of Alani Nu, the interest rate margins under the Term Loan Facility and the Revolving Facility will be subject to step-downs based on the first lien net leverage ratio. The applicable interest rate will be adjusted quarterly on a prospective basis based upon the first lien net leverage ratio in accordance with the terms of the Credit Agreement. The Term Loan Facility and Revolving Facility are secured by a first priority security interest in our and the other borrowers’ and guarantors’ cash, accounts receivable, intellectual property, books and records and related assets and certain intellectual property of other subsidiaries.

We believe our current liquidity position, ongoing cash flow from operations, and access to financing facilities, including the Revolving Facility, are sufficient to meet our near-term and long-term obligations, including integration efforts and other strategic investments following the acquisition of Alani Nu.
Cash flows for the three months ended March 31, 2025 and 2024
Cash flows provided by operating activities
Cash flows provided by operating activities totaled $103.4 million for three months ended March 31, 2025, which compares to $134.6 million net cash provided by operating activities for the three months ended March 31, 2024. The $31.2 million decrease was attributable to a decrease in net income and changes in working capital, including the timing of certain payments and strategic inventory management.
Cash flows used in investing activities
Cash flows used in investing activities totaled $6.9 million for three months ended March 31, 2025, compared to cash used in investing activities of $4.5 million for the three months ended March 31, 2024, related to increased purchases of property, plant and equipment.
Cash flows used in financing activities
Cash flows used in financing activities totaled $10.6 million for the three months ended March 31, 2025, compared to $5.9 million for the same period in 2024, representing a $4.7 million increase. The increase was primarily driven by higher repurchases of common stock for tax withholding obligations related to the vesting of stock based compensation awards and by debt issuance costs incurred in connection with the debt financing arranged for the Alani acquisition, and decreased proceeds from stock option exercises.
The majority of cash used in financing activities in both periods was attributable to dividend payments on our Series A Preferred Stock, which totaled $6.8 million in each of the three-month periods ended March 31, 2025 and 2024.
Off Balance Sheet Arrangements
As of March 31, 2025 and December 31, 2024, we had no off balance sheet arrangements.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies or estimates from those described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in commodity and other input prices affecting the costs of our raw materials (including, but not limited to, increases in the costs of the price of aluminum cans, sucralose and other sweeteners, as well as other raw materials contained within our products). We do not currently use hedging agreements or other financial instruments to manage the risks associated with securing sufficient ingredients or raw materials, although we may consider doing so in the future as part of our risk management strategy. We are also subject to market risks with respect to the cost of commodities and other inputs because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.
We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and do not hedge against fluctuations in commodity prices.
There have been no material changes to the information regarding market risk provided in Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in our 2024 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms adopted by the SEC. These controls also ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Our Chief Executive Officer, as well as our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
The information required by this Item is included in Note 14. Commitments and Contingencies in the condensed consolidated financial statements in Part I, Item 1 of this Report.
Item 1A. Risk Factors.
We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. During the reporting period covered by this Report, there have been no material changes to our risk factors as set forth in Part I, Item 1A Risk Factors in our 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2025, we purchased the following shares of our common stock to satisfy the employee tax withholding obligations upon the vesting of equity awards:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	47,602	$25.86	—	$—
February 1, 2025 to February 28, 2025	2,640	32.62	—	—
March 1, 2025 to March 31, 2025	23,071	$25.69	—	—
Total	73,313		—	$—
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the quarter ended March 31, 2025, except as set forth below, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Name and Title	Type of Plan	Participant's Adoption Date	Termination Date or Date Terminated by Participant	Aggregate Number of Securities	Description of Trading Arrangement
John Fieldly, Chief Executive Officer	10b5-1(c)(1) Trading Plan	September 13, 2024	Terminated by Mr. Fieldly on March 6, 2025	311,605	Sale of shares of common stock (vested stock options or other awards)
John Fieldly, Chief Executive Officer	10b5-1(c)(1) Trading Plan	March 7, 2025	June 10, 2026	632,044	Sale of shares of common stock (vested stock options or other awards)

Item 6. Exhibits.
Index to Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1+ †	Membership Interest Purchase Agreement dated as of February 20, 2025	8-K	2.1	2/20/2025

3.1	Composite Articles of Incorporation of Celsius Holdings, Inc.	10-K	3.1	2/29/2024

3.2	Second Amended and Restated Bylaws	10-Q	3.2	8/6/2024

10.1*++	Employment Offer Letter, dated October 2, 2023, between the Company and Richard Mattessich

10.2*++	Severance and Change in Control Agreement, dated January 18, 2024, between the Company and Richard Mattessich

31.1*	Section 302 Certification by Chief Executive Officer

31.2*	Section 302 Certification by Chief Financial Officer

32.1**	Section 906 Certification by Chief Executive Officer

32.2**	Section 906 Certification by Chief Financial Officer

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachment)
__________________________________________________
*Filed herewith.
** Furnished herewith.
+     Certain provisions and terms of this Exhibit have been redacted in accordance with Item 601(b)(2)(ii) of Regulation S-K, because Celsius customarily and actually treats that information as private or confidential and the omitted information is not material. Celsius will supplementally provide a copy of an unredacted copy of this exhibit to the Securities and Exchange Commission or its staff upon request.
++    Management contract or compensatory plan agreement.
† Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601 (a)(5) of Regulation S-K. Celsius agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Date: May 5, 2025	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2025	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)