Form 10-Q
period 2025-09-30
Celsius Holdings, Inc.
filed 2025-11-07
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
As of October 31, 2025, the registrant had 257,785,297 shares of common stock, $0.001 par value per share, outstanding.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION		5

Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (unaudited)	5
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024 (unaudited)	7
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity for the three and nine months ended September 30, 2025 (unaudited)	8
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity for the three and nine months ended September 30, 2024 (unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited)	10
	Notes to the Condensed Consolidated Financial Statements (unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	53

PART II - OTHER INFORMATION		54

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	56

SIGNATURES		57

MASTER GLOSSARY

Term	Definition
2015 Plan	The Celsius Holdings, Inc. 2015 Stock Incentive Plan
2025 Plan	The Celsius Holdings, Inc. 2025 Omnibus Incentive Compensation Plan
A&R U.S. Distribution Agreement	Amended and Restated U.S. Distribution Agreement between the Company and Pepsi, entered into in August 2025
Alani Nu	Alani Nutrition LLC, a wholly owned subsidiary of the Company
Alani Nu Acquisition	The Company's acquisition of Alani Nu on April 1, 2025
Annual Report	The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025
ASC	Accounting Standards Codification
ASC 470	ASC Topic 470, Debt
ASC 480	ASC Topic 480, Distinguishing Liabilities from Equity
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASC 820	ASC Topic 820, Fair Value Measurement
ASU	Accounting Standards Update
Big Beverages	Big Beverages Contract Manufacturing, L.L.C., a wholly owned subsidiary of the Company
Board	Board of Directors of Celsius Holdings, Inc.
Captaincy	An enhanced, long-term arrangement according to which Pepsi uses commercially reasonable efforts to sell and distribute the Company’s products.
Certificates of Designation	The Series A Certificate and the Series B Certificate, collectively
Closing Date of Alani Nu	April 01, 2025
Closing Date of the Pepsi Transactions	August 28, 2025
CODM	Chief Operating Decision Maker, which is the Company's Chief Executive Officer
common stock	The Company's common stock, par value $0.001 per share
Company	Celsius Holdings, Inc., a Nevada corporation
Credit Agreement	Credit Agreement, dated April 1, 2025, with UBS AG, Stamford Branch, as administrative and collateral agent
DLOM	Discount for lack of marketability
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Refinancing Amendment	First refinancing amendment to the Credit Agreement
Forward Stock Split	Three-for-one split of the Company’s common stock on November 13, 2023
OBBBA	One Big Beautiful Bill Act
Original Distribution Agreement	Original distribution agreement between the Company and Pepsi, dated August 1, 2022
Original Purchase Agreement	Original securities purchase agreement between the Company and Pepsi, dated August 1, 2022
Original Transition Agreement	Original channel transition agreement between the Company and Pepsi, dated August 1, 2022
Pepsi	PepsiCo, Inc.
Pepsi Transactions	The Captaincy together with the Rockstar Acquisition
PIK Dividends	Paid-in-kind Dividends
Pillar Two	Tax legislation enacted by the Organization for Economic Co-operation and Development
Preferred Stock	Series A Preferred Stock together with the Series B Preferred Stock
PSU	Performance Stock Units
Quarterly Report	The Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed with the SEC on November 7, 2025
Redemption Price	The applicable amount that the Company would pay to redeem a share of Preferred Stock, including all accrued and unpaid dividends per share.
Regular Dividends	Recurring dividends declared on the Preferred Stock in accordance with the Certificates of Designation

MASTER GLOSSARY

Term	Definition
Revolving Credit Facility	The Company's revolving credit facility in an aggregate principal amount of up to $100.0 million
Rockstar	The Rockstar brand in the U.S. (Excluding Virgin Islands and Puerto Rico) and Canada
Rockstar Acquisition	The Company's acquisition from Pepsi on August 28, 2025 of certain assets and liabilities comprising Rockstar under the Transaction Agreement
RSU	Restricted Stock Units
rTSR	Relative total stockholder return
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Series B Purchase Agreement	Agreement under which the Company issued and sold shares of Series B Convertible Preferred Stock to Pepsi
Sellers	The sellers of Alani Nu
Series A Certificate	Series A Preferred Stock Certificate of Designation
Series A Preferred Stock	The Company's Series A Convertible Preferred Stock
Series B Certificate	Series B Preferred Stock Certificate of Designation
Series B Preferred Stock	The Company's Series B Convertible Preferred Stock
Ten-Day VWAP	Ten-day volume weighted average price of the Company’s common stock
Term Loan Facility	The Company's term loan facility in an aggregate principal amount of up to $900.0 million
Transaction Agreement	The agreement pursuant to which the Company consummated the Rockstar Acquisition and commenced the Captaincy
U.S.	United States of America
U.S. GAAP	Generally accepted accounting principles in the United States of America

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Celsius Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$805,955	$890,190
Restricted cash	126,508	—
Accounts receivable-net[1]	513,682	270,342
Inventories-net	282,514	131,165
Prepaid expenses and other current assets[2]	163,395	18,759
Deferred other costs-current[3]	49,520	14,124
Total current assets	1,941,574	1,324,580

Property, plant and equipment-net	80,925	55,602
Customer relationships-net	117,466	11,306
Brands-net	1,280,353	907
Goodwill	914,957	71,582
Deferred other costs-non-current[3]	784,214	234,215
Deferred tax assets	110,410	38,699
Other long-term assets	35,809	29,990
Total Assets	$5,265,708	$1,766,881

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable[4]	$97,794	$41,287
Accrued expenses[5]	311,768	148,780
Income taxes payable	49,590	10,834
Accrued distributor termination fees	252,953	—
Accrued promotional allowance[6]	234,068	135,948
Contingent consideration	25,000	—
Deferred revenue-current[7]	25,557	9,513
Other current liabilities	32,258	19,173
Total current liabilities	1,028,988	365,535

Long-term debt	861,472	—
Deferred revenue-non-current[8]	387,432	157,714
Other long term liabilities	24,431	19,215
Total Liabilities	2,302,323	542,464

Commitments and contingencies (Note 16)

Mezzanine equity:
Series A convertible preferred stock, $0.001 par value per share, 1,467 shares issued and outstanding as of September 30, 2025 and December 31, 2024 [3]	852,355	824,488
Series B convertible preferred stock, $0.001 par value per share, 390 shares and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively [3]	907,920	—
Stockholders’ equity:
Common stock, $0.001 par value per share; 400,000 shares authorized, 257,784 and 235,014 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	101	79
Additional paid-in capital	1,035,021	297,579
Accumulated other comprehensive income (loss)	2,508	(3,250)
Retained earnings	165,480	105,521
Total Stockholders’ Equity	1,203,110	399,929
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$5,265,708	$1,766,881

[1] Includes $192.3 million and $168.2 million from a related party as of September 30, 2025 and December 31, 2024, respectively.
[2] Includes $126.6 million from a related party as of September 30, 2025 and no related party balance as of December 31, 2024.
[3] Amounts in this line item are associated with a related party for all periods presented.
[4] Includes $2.3 million and $1.7 million due to a related party as of September 30, 2025 and December 31, 2024, respectively.
[5] Includes $0.3 million and $0.2 million due to a related party as of September 30, 2025 and December 31, 2024, respectively.
[6] Includes $95.3 million and $75.1 million due to a related party as of September 30, 2025 and December 31, 2024, respectively.
[7] Includes $24.5 million and $9.5 million due to a related party as of September 30, 2025 and December 31, 2024, respectively.
[8] Includes $387.4 million and $157.7 million due to a related party as of September 30, 2025 and December 31, 2024, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue[1]	$725,106	$265,748	$1,793,641	$1,023,433
Cost of revenue[2]	352,827	143,519	868,138	509,899
Gross profit	372,279	122,229	925,503	513,534
Selling, general and administrative expenses[3]	205,571	125,443	563,799	339,310
Distributor termination fees	246,707	—	246,707	—
(Loss) income from operations	(79,999)	(3,214)	114,997	174,224

Other (expense) income:
Interest income	4,847	11,112	16,731	31,399
Interest expense	(18,243)	—	(36,323)	—
Other, net [4]	5,364	277	7,022	(356)
Total other (expense) income	(8,032)	11,389	(12,570)	31,043

Net (loss) income before provision for income taxes	(88,031)	8,175	102,427	205,267

Provision for income taxes	27,017	(1,819)	(19,167)	(41,317)
Net (loss) income	$(61,014)	$6,356	$83,260	$163,950

Dividends on convertible preferred stock[5]	(9,657)	(6,913)	(23,289)	(20,588)
Income allocated to participating preferred stock[5]	—	—	(5,272)	(12,357)
Net (loss) income attributable to common stockholders	$(70,671)	$(557)	$54,699	$131,005

Other comprehensive income:
Foreign currency translation gain, net of income tax	330	2,025	5,758	363
Comprehensive (loss) income	$(70,341)	$1,468	$60,457	$131,368

(Loss) earnings per share:
Basic	$(0.27)	$(0.00)	$0.22	$0.56
Diluted	$(0.27)	$(0.00)	$0.22	$0.55
Weighted average shares outstanding:
Basic	257,778	233,696	250,325	233,219
Diluted	257,778	233,696	252,801	237,480
[1] Includes $257.0 million and $691.3 million for the three and nine months ended September 30, 2025, respectively, and $124.7 million and $547.8 million for the three and nine months ended September 30, 2024, respectively, in each case from a related party.
[2] Includes $0.8 million from a related party for the three and nine months ended September 30, 2025 and no amounts from a related party for the three and nine months ended September 30, 2024.
[3]Includes $2.4 million and $3.2 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2024, respectively, in each case from a related party.
[4] Includes $6.6 million from a related party for the three and nine months ended September 30, 2025 and no amounts from a related party for the three and nine months ended September 30, 2024.
[5] Amounts in this line item are associated with a related party for all periods presented.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands, except per share amounts)
(Unaudited)

	Stockholders’ Equity						Mezzanine Equity
	Common Stock						Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Shares	Amount	Shares	Amount
Balance at December 31, 2024	235,014	$79	$297,579	$(3,250)	$105,521	$399,929	1,467	$824,488	—	$—
Stock-based compensation	—	—	5,029	—	—	5,029	—	—	—	—
Stock option exercises, RSUs and PSUs converted	348	—	338	—	—	338	—	—	—	—
Dividends paid on Series A convertible preferred stock ($4.62 per share)	—	—	—	—	(6,781)	(6,781)	—	—	—	—
Repurchase of common stock related to employee tax withholdings	(73)	—	(1,932)	—	—	(1,932)	—	—	—	—
Treasury Stock	(6)	—	(137)	—	—	(137)	—	—	—	—
Foreign currency translation	—	—	—	2,249	—	2,249	—	—	—	—
Net income	—	—	—	—	44,419	44,419	—	—	—	—
Balance at March 31, 2025	235,283	$79	$300,877	$(1,001)	$143,159	$443,114	1,467	$824,488	—	$—
Stock-based compensation	—	—	6,434	—	—	6,434	—	—	—	—
Stock option exercises, RSUs and PSUs converted	60	—	10	—	—	10	—	—	—	—
Dividends paid on Series A convertible preferred stock ($4.67 per share)	—	—	—	—	(6,851)	(6,851)	—	—	—	—
Issuance of common stock as consideration for acquisition	22,451	22	721,942	—	—	721,964	—	—	—	—
Repurchase of common stock related to employee tax withholdings	(25)	—	(879)	—	—	(879)	—	—	—	—
Foreign currency translation	—	—	—	3,179	—	3,179	—	—	—	—
Net income	—	—	—	—	99,855	99,855	—	—	—	—
Balance at June 30, 2025	257,769	$101	$1,028,384	$2,178	$236,163	$1,266,826	1,467	$824,488	—	$—
Stock-based compensation	—	—	7,384	—	—	7,384	—	—	—	—
Stock option exercises, RSUs and PSUs converted	24	—	—	—	—	—	—	—	—	—
Modification of Series A convertible preferred stock	—	—	—	—	—	—	—	27,867	—	—
Dividends paid to Series A convertible preferred stock ($4.73 per share)	—	—	—	—	(6,941)	(6,941)	—	—	—	—
Issuance of Series B convertible preferred shares	—	—	(300)	—	—	(300)	—	—	390	907,920
Dividends paid to Series B convertible preferred stock ($6.99 per share)	—	—	—	—	(2,728)	(2,728)	—	—	—	—
Repurchase of common stock related to employee tax withholdings	(9)	—	(447)	—	—	(447)	—	—	—	—
Foreign currency translation	—	—	—	330	—	330	—	—	—	—
Net (loss)	—	—	—	—	(61,014)	(61,014)	—	—	—	—
Balance at September 30, 2025	257,784	$101	$1,035,021	$2,508	$165,480	$1,203,110	1,467	$852,355	390	$907,920
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands, except per share amounts)
(Unaudited)

	Stockholders' Equity						Mezzanine Equity
	Common Stock						Series A Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Shares	Amount
Balance at December 31, 2023	231,787	$77	$276,717	$(701)	$(12,053)	$264,040	1,467	$824,488
Stock-based compensation	—	—	3,563	—	—	3,563	—	—
Stock option exercises, RSUs and PSUs converted to common stock	1,283	1	967	—	—	968	—	—
Dividends paid on Series A convertible preferred stock ($4.66 per share)	—	—	—	—	(6,837)	(6,837)	—	—
Foreign currency translation	—	—	—	(1,354)	—	(1,354)	—	—
Net income	—	—	—	—	77,811	77,811	—	—
Balance at March 31, 2024	233,070	$78	$281,247	$(2,055)	$58,921	$338,191	1,467	$824,488
Stock-based compensation	—	—	4,746	—	—	4,746	—	—
Stock option exercises, RSUs and PSUs converted to common stock	274	—	180	—	—	180	—	—
Dividends paid on Series A convertible preferred stock ($4.66 per share)	—	—	—	—	(6,838)	(6,838)	—	—
Foreign currency translation	—	—	—	(308)	—	(308)	—	—
Net income	—	—	—	—	79,783	79,783	—	—
Balance at June 30, 2024	233,344	$78	$286,173	$(2,363)	$131,866	$415,754	1,467	$824,488
Stock-based compensation	—	—	5,376	—	—	5,376	—	—
Stock option exercises, RSUs and PSUs converted to common stock	1,679	1	2,685	—	—	2,686	—	—
Dividends paid on Series A convertible preferred stock ($4.71 per share)	—	—	—	—	(6,913)	(6,913)	—	—
Repurchase of common stock related to employee tax withholdings	(41)	—	(1,658)	—	—	(1,658)	—	—
Foreign currency translation	—	—	—	2,025	—	2,025	—	—
Net income	—	—	—	—	6,356	6,356	—	—
Balance at September 30, 2024	234,982	$79	$292,576	$(338)	$131,309	$423,626	1,467	$824,488
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$83,260	$163,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,516	4,888
Allowance for credit losses[1]	3,226	4,279
Amortization of deferred other costs[2]	13,391	10,593
Inventory excess and obsolescence	22,313	17,118
Stock-based compensation expense	18,847	13,685
Deferred income taxes-net	(71,408)	4,727
Change in fair value of contingent consideration	13,800	—
Other operating activities-net	1,964	482
Changes in operating assets and liabilities:
Accounts and note receivable-net[3]	(164,133)	(26,529)
Inventories	31,132	14,585
Prepaid expenses and other current assets[4]	(142,920)	(20,261)
Other long-term assets	1,511	(5,303)
Accounts payable[5]	4,081	(12,259)
Accrued expenses[6]	32,961	11,151
Income taxes payable	38,742	(49,631)
Accrued promotional allowance[7]	83,276	59,023
Accrued distributor termination fees	252,953	(248)
Other current liabilities	3,691	4,094
Deferred revenue[8]	233,463	(7,135)
Other long-term liabilities	(1,786)	17
Net cash provided by operating activities	$478,880	$187,226

Cash flows from investing activities:
Purchase of property, plant and equipment[9]	(25,539)	(17,983)
Purchase of non-marketable equity securities	(5,000)	(3,000)
Alani Nu Acquisition, net of cash acquired	(1,278,769)	—
Net working capital estimate received from Pepsi related to the Rockstar Acquisition[2]	30,617	—
Net cash used in investing activities	$(1,278,691)	$(20,983)
[1] Includes $(0.6) million and $0.5 million associated with a related party for the nine months ended September 30, 2025 and 2024, respectively.
[2] Amounts in this line item are associated with a related party for all periods presented.
[3] Includes $(24.1) million and $11.9 million associated with a related party for the nine months ended September 30, 2025 and 2024, respectively.
[4] Includes $(126.6) million associated with a related party for the nine months ended September 30, 2025 and no amount for the nine months ended September 30,
2024.
[5] Includes $0.6 million and $0.7 million associated with a related party for the nine months ended September 30, 2025 and 2024, respectively.
[6] Includes $0.1 million and $(1.0) million associated with a related party for the nine months ended September 30, 2025 and 2024, respectively.
[7] Includes $20.2 million and $49.5 million associated with a related party for the nine months ended September 30, 2025 and 2024, respectively.
[8] Includes $244.7 million and $(7.1) million associated with a related party for the nine months ended September 30, 2025 and 2024, respectively.
[9] Includes $(8.8) million associated with a related party for both the nine months ended September 30, 2025 and 2024.

Celsius Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Cash dividends paid on preferred stock[1]	$(23,301)	$(20,588)
Repurchase of common stock related to employee tax withholdings	(3,259)	(1,658)
Proceeds from term loan	900,000	—
Payments on term loan	(2,250)	—
Payment of debt issuance costs and debt discount	(28,873)	—
Payment of revolver fees	(2,708)	—
Other financing activities-net	301	3,786
Net cash provided by (used in) financing activities	$839,910	$(18,460)

Effect on exchange rate changes on cash, cash equivalents and restricted cash	2,174	(16)
Net increase in cash, cash equivalents and restricted cash	42,273	147,767
Cash, cash equivalents and restricted cash at beginning of the period	890,190	755,981

Cash, cash equivalents and restricted cash at end of the period	$932,463	$903,748

Supplemental disclosures:
Cash paid for:
Interest	$34,510	$—
Taxes	$51,508	$99,032

Supplemental schedule of noncash investing and financing activities:
Acquisition date fair value of Alani Nu contingent consideration	$11,200	$—
Fair value of share consideration issued in the Alani Nu Acquisition	721,964	—
Fair value of Series B Preferred Stock issued to Pepsi [1]	907,920	—
Fair value of Series A Preferred Stock modification [1]	$27,867	$—
[1]  Amounts in this line item are associated with a related party for all periods presented. The non-cash proceeds were used for the ASC 606 upfront payment to customer and the Rockstar purchase consideration as part of the Pepsi Transactions, see Note 5. Acquisitions.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
1.ORGANIZATION AND DESCRIPTION OF BUSINESS
Business Overview
References in this Quarterly Report on Form 10-Q to the “Company” or “Celsius” refer to Celsius Holdings, Inc. and its wholly owned subsidiaries. Definitions of certain capitalized terms used in this Quarterly Report on Form 10-Q are included within the
Master Glossary.
The Company develops, processes, markets, sells, manufactures and distributes differentiated products with innovative formulas, many of which are clinically proven, as premium lifestyle beverages designed to fuel active and wellness-oriented consumers. The
Company’s portfolio primarily consists of energy drinks offered under the CELSIUS®, Alani Nu® and Rockstar® brands, with
CELSIUS® and Alani Nu® also offering a range of other wellness products. Together these brands serve a broad range of consumers across the functional energy and other adjacent wellness categories.
The Company's products are available in the U.S., Canada, Europe, the Middle East and the Asia-Pacific region. They are sold through multiple channels, including conventional grocery, natural-food and convenience stores, fitness centers, mass-market and vitamin specialty retailers and e-commerce platforms.
On August 28, 2025, the Company entered into a series of transactions and agreements (described below) with Pepsi, pursuant to which the Company (i) issued to Pepsi shares of Series B Preferred Stock and modified certain terms of the outstanding shares of
Series A Preferred Stock, all of which are held by Pepsi, (ii) acquired Rockstar in the U.S. and Canada and engaged Pepsi to become the primary distributor of Alani Nu and Rockstar products in the United States (excluding Puerto Rico and the U.S. Virgin
Islands) and Canada, and (iii) enhanced its existing long-term commercial arrangement with Pepsi, pursuant to which, among other things, Pepsi is required to use commercially reasonable efforts to sell and distribute the Company’s products in accordance with the Captaincy.
Securities Purchase Agreement
On the Closing Date of the Pepsi Transactions, the Company entered into the Series B Purchase Agreement with Pepsi, pursuant to which, on such date, the Company issued and sold to Pepsi, and Pepsi purchased from the Company, in a private placement exempt from registration under the Securities Act, 390,000 shares of Series B Preferred Stock. Pursuant to the Series B Purchase
Agreement, the Company also granted Pepsi the right to currently designate one additional member to the Board, giving Pepsi a total of two Board seats. As part of these transactions, the Series A Preferred Stock was modified to align key terms, such as conversion and redemption dates, with those of the newly issued Series B Preferred Stock. For additional information, see Note 13.
Mezzanine Equity.
Transaction Agreement – Rockstar Acquisition and Captaincy
On the Closing Date of the Pepsi Transactions, the Company entered into the Transaction Agreement with Pepsi, pursuant to which
(i) the Company acquired certain assets and assumed certain liabilities, comprising Rockstar in the U.S. and Canada and (ii) the
Company and Pepsi commenced the Captaincy. The Captaincy is an enhanced, long-term arrangement pursuant to which Pepsi uses commercially reasonable efforts to sell, distribute, and merchandise the Company’s products in accordance with jointly developed sales, placement, and promotional priorities. On the Closing Date of the Pepsi Transactions, the Company issued Series B Preferred
Stock to Pepsi and amended the terms of the Series A Preferred Stock in connection with the Rockstar Acquisition, the Captaincy, the A&R U.S. Distribution Agreement and an amended and restated distribution agreement with an affiliate of Pepsi, pursuant to which such affiliate of Pepsi continues to be the Company’s primary distributor of Celsius products in Canada and has become the
Company’s primary Canadian distributor of Alani Nu’s products and Rockstar products. The transaction is subject to a customary working capital adjustment in respect of the Rockstar Acquisition. The Captaincy commenced on the Closing Date of the Pepsi
Transactions and will continue during the term of the A&R U.S. Distribution Agreement. For additional information, see Note 4.
Revenue, Note 5. Acquisitions and Note 12. Related Party Transactions.
The Amended and Restated U.S. Distribution Agreement
On the Closing Date of the Pepsi Transactions, the Company entered into the A&R U.S. Distribution Agreement with Pepsi, which amended and restated in its entirety the Original Distribution Agreement, predominantly to provide that Pepsi become the primary distributor of Alani Nu and Rockstar products. The other material terms and covenants, including termination provisions, contained in the Original Distribution Agreement remain in full force and effect in the A&R U.S. Distribution Agreement. In connection with the transition of the distribution of Alani Nu products to Pepsi, the Company is incurring fees from the termination of agreements with certain existing Alani Nu distributors. Pepsi has agreed to reimburse the Company for such distribution fees to facilitate the transition of certain distribution rights to Pepsi. For additional information, see Note 4. Revenue and Note 12. Related Party
Transactions.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
Alani Nu Acquisition
On the Closing Date of Alani Nu, the Company completed the Alani Nu Acquisition for a total consideration comprising (i)
$1,275.0 million in cash, subject to adjustment as set forth in the purchase agreement, (ii) an aggregate of 22,451,224 shares of the
Company's common stock and (iii) up to $25.0 million in additional cash consideration, payable only if revenue of Alani Nu’s products meet or exceed an agreed upon target for calendar year 2025. In connection with the finalization of customary post-closing adjustments in the third quarter of 2025, the Company made a payment of $22.4 million to the Sellers. For additional information, see Note 5. Acquisitions.
Credit Agreement
On the Closing Date of Alani Nu, Celsius and certain of its subsidiaries, the lenders and issuing banks from time to time party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent, entered into a Credit Agreement, which provides for a term loan facility in an aggregate principal amount of up to $900.0 million, which was fully drawn on the Closing
Date of Alani Nu to fund a portion of the cash consideration paid to the Sellers (the remaining cash consideration was funded with existing cash on hand), and the Revolving Credit Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of September 30, 2025. For additional information, see Note 6. Debt and Note 17. Subsequent Events.
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation
S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and notes required by U.S.
GAAP for annual audited consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The preparation of our condensed consolidated financial statements in accordance with U.S.
GAAP requires management to make estimates and assumptions that affect reported amounts, based on historical experience and other reasonable factors. These estimates and assumptions are reviewed on an ongoing basis and revised as circumstances change.
Accordingly, the results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for any future period or the full year. These condensed consolidated financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company's Annual Report, as filed with the SEC. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with such Annual Report.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
Certain prior period amounts have been reclassified to conform to the current period's presentation in the condensed consolidated financial statements and accompanying notes. These reclassifications were made for consistency with current period presentation and had no effect on operating results.

Line Items – As Previously Reported	Line Item – As Reclassified
Balance Sheets
Right of use assets-operating leases	Other long-term assets
Right of use assets-finance leases-net	Other long-term assets
Intangibles-net	Customer relationships-net
Intangibles-net	Brands-net
Lease liability operating leases (previously presented in current liabilities)	Other current liabilities
Lease liability finance leases (previously presented in current liabilities)	Other current liabilities
Lease liability operating leases (previously presented in non-current liabilities)	Other long term liabilities
Lease liability finance leases (previously presented in non-current liabilities)	Other long term liabilities
Deferred tax liability	Other long term liabilities

Statements of Operations and Comprehensive Income
Foreign exchange gain (loss)	Other, net

Statements of Cash Flows
Loss on disposal of property and equipment	Other operating activities
Foreign exchange loss	Other operating activities
Change in right of use and lease obligation-net	Other long-term liabilities
Proceeds from exercise of stock options	Other financing activities
Principal payments on finance and lease obligations	Other financing activities
Principles of Consolidation — These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in accordance with U.S. GAAP.
Business Combinations — The Company accounts for business combinations in accordance with ASC 805. Under this guidance, the results of operations of an acquired business are included in the Company’s condensed consolidated financial statements and related notes prospectively from the acquisition date.
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
Contingent Consideration — In connection with the Alani Nu Acquisition, the Company recorded a liability at fair value for the contingent consideration potentially payable to the Sellers subject to achievement of certain 2025 revenue targets, with a maximum payment of $25 million. The acquisition date fair value of the liability was estimated using discounted future cash flows based on a probability-weighted expected return methodology using Level 3 inputs such as forecasts of revenue. The Company evaluates the fair value of the contingent consideration quarterly and adjusts the carrying value as new information becomes available. See Note
5. Acquisitions.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
Goodwill and Intangible Assets — Goodwill and indefinite-lived intangible assets recognized as part of acquisitions are subsequently tested for impairment in accordance with the Company’s accounting policy for goodwill and indefinite-lived intangible assets. Indefinite-lived intangible assets are not amortized and are tested for impairment at least annually, or more frequently if indicators arise. Intangible assets with defined useful lives are generally measured at cost, net of accumulated amortization and impairment, and are amortized on a straight-line basis over their estimated useful lives. Useful lives are determined based on expected cash flows and other relevant facts and circumstances specific to each asset. See Note 7. Goodwill and Intangibles for further discussion of impairment testing.
Debt — The Company accounts for all debt instruments in accordance with the guidance provided under ASC 470. Debt is initially recognized at the amount of proceeds received, net of any original issue discounts or premiums and debt issuance costs, and is subsequently carried at amortized cost. Debt is classified as current or non-current based on the contractual maturity dates. Issuance costs for the revolving credit arrangement are recorded in other assets on the Company’s condensed consolidated balance sheets.
Original issue discounts and debt issuance costs are recognized as interest expense over the term of the debt using the effective interest method. See Note 6. Debt for additional information.
Segment Reporting — Operating segments are defined as components of an enterprise that engage in business activities, maintain discrete financial information, and undergo regular review by the CODM, who is the Chief Executive Officer, to assess performance and allocate resources. Although the Company operates in multiple geographical regions and offers a range of products under distinct brands, it functions as a single operating segment. The CODM evaluates operating results and allocates resources on a consolidated basis due to the significant economic interdependencies between the Company's brands, geographical operations and product offerings. As a result, the Company and its brands are managed as a single operating segment, which also represents the Company’s single reportable segment. Although the Company has a single reportable segment, it is still required to comply with all disclosure requirements set forth in the existing guidance under Segment Reporting (Topic 280). See Note 15.
Segment Reporting.
Significant Estimates — The preparation of condensed consolidated financial statements and accompanying disclosures in conformity with U.S. GAAP requires management to make recurring estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Significant estimates include promotional allowances, intangibles, assets and liabilities assumed as a part of business combinations, allowance for inventory obsolescence and sales returns, the useful lives of property, plant and equipment, impairment of goodwill and intangibles, deferred taxes and related valuation allowance, valuation of contingent consideration, stock-based compensation and preferred stock.
Fair Value Measurements — ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:
Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2: Inputs other than quoted prices in active markets included in Level 1 that are observable, directly or indirectly.
Level 3: Unobservable inputs, which rely on the reporting entity’s assumptions when there is little or no market data.
The Company performs valuations of assets acquired and liabilities assumed in acquisitions accounted for as a business combination and recognizes the assets acquired and liabilities assumed at their acquisition-date fair value. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For additional information on fair value measurement as part of the Rockstar and Alani Nu acquisitions, see Note 5. Acquisitions. For additional information on the fair value measurement as part of the Preferred Stock issuance and modification, see Note 13. Mezzanine Equity.
Concentrations of Risk — The majority of the Company’s revenue is derived from the sale of functional energy drinks. Functional energy drink product revenue accounted for approximately 95.0% and 94.1% of revenue for the three and nine months ended
September 30, 2025, respectively, and 94.5% and 95.4% of revenue for the three and nine months ended September 30, 2024, respectively.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
Revenue from customers accounting for more than 10.0% of total revenue for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pepsi	35.4%	47.0%	38.5%	53.5%
Costco	11.1%	14.9%	10.4%	12.2%
Amazon	5.5%	10.2%	7.5%	9.3%
All others	48.0%	27.9%	43.6%	25.0%
Total	100.0%	100.0%	100.0%	100.0%
Accounts receivable from customers accounting for more than 10.0% of total accounts receivable-net as of September 30, 2025 and
December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Pepsi	37.4%	62.2%
Amazon	14.7%	8.9%
Costco	8.9%	10.2%
All others	39.0%	18.7%
Total	100.0%	100.0%
Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company did not hold any instruments with original maturities exceeding three months.
Restricted Cash — In connection with the A&R U.S. Distribution Agreement, the Company received upfront payments from Pepsi that are contractually restricted. These funds are designated solely to satisfy termination payments to certain former Alani Nu distributors, are not available for general operating activities, and are classified as restricted cash on the Company’s condensed consolidated balance sheets. Any amounts not utilized for such termination payments are required to be returned to Pepsi. For additional information see Note 4. Revenue and Note 12. Related Party Transactions.
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
based on aging of the accounts receivable balances and estimated credit loss percentages.
Changes in the allowance for expected credit losses for the nine-month period ended September 30, 2025 were as follows:

Allowance for Expected Credit Losses
Balance as of December 31, 2024	$5,278
Current period change for expected credit losses	2,743
Balance as of September 30, 2025	$8,021

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
Deferred Costs — The Company deferred the excess of the fair value of the shares of Preferred Stock issued to Pepsi over the consideration received. These deferred costs are amortized on a straight-line basis, as a reduction of revenue, over the term of the
A&R U.S. Distribution Agreement, aligning expense recognition with the associated benefits. Deferred costs are classified and presented as separate current and non-current line items on the Company’s condensed consolidated balance sheets.
Long-Lived Assets by Geographic Area — The following table consists of geographic long-lived asset information, which includes property, plant and equipment-net, customer relationships-net, definite lived brands-net, and a portion of other current and long-
term assets and excludes goodwill and indefinite lived brands, for individual countries that represent a significant portion of the total. All of the Company’s North American long-lived assets are located in the U.S. and Canada.

	September 30, 2025	December 31, 2024
North America	$197,635	$72,115

Finland	12,133	10,950
Sweden	4,441	2,523
Ireland	3,598	3,599
Other	29	29
Long-lived assets related to foreign operations	20,201	17,101
Long-lived assets-net	$217,836	$89,216
Deferred Revenue — The Company receives payments from certain distributors as reimbursement for contract termination costs paid to the prior distributors. Amounts received or contractually due under new or amended distribution agreements related to these termination cost reimbursements are accounted for as deferred revenue and are recognized ratably over the anticipated life of the respective new or amended distribution agreements. Deferred revenue is classified and presented as separate current and non-
current line items on the Company’s condensed consolidated balance sheets.
Accrued Distributor Termination Fees — In connection with the A&R U.S. Distribution Agreement, the Company accrued distributor termination fees related to the transition of certain Alani Nu distribution to Pepsi. These accruals represent amounts expected to be paid to former distributors and, where applicable, amounts to be returned to Pepsi if actual termination costs are less than the upfront payments received from Pepsi. The Company recognizes these accruals when a loss is probable and reasonably estimable, based on current available information, and updates estimates as facts change. Termination charges are presented as distributor termination fees in the Company's condensed consolidated statements of operations and comprehensive income.
Termination accruals are presented as accrued distributor termination fees on the Company’s consolidated balance sheets. For additional information see Note 4. Revenue and Note 11. Accrued Distributor Termination Fees.
Advertising Costs — Advertising costs are expensed as incurred and charged to selling, general and administrative expenses. The
Company primarily utilizes targeted marketing initiatives across various channels, including print (e.g., print displays), radio, digital and streaming platforms, online and social media, television, direct sponsorships, endorsements and in-store displays. The Company incurred advertising expenses of approximately $87.4 million and $64.4 million for the three months ended September 30, 2025 and
2024, respectively. For the nine months ended September 30, 2025 and 2024 the Company incurred advertising expenses of approximately $223.3 million and $170.3 million, respectively.
Income Taxes — Starting in 2025, the Company has come within the scope of the Organization for Economic Co-operation and
Development's Pillar Two framework, which establishes a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. Certain jurisdictions in which the Company operates have enacted their respective tax laws to comply with Pillar Two. As of now, the Company does not expect Pillar Two to have a material impact on its consolidated results of operation, financial position, or cash flows. The Company will continue to monitor pending legislation and implementation by individual countries.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
Recently Issued Accounting Pronouncements
In June 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The
ASU updates the guidance on the capitalization, amortization and impairment of internal-use software. The standard is effective for fiscal years beginning after June 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of ASU
2025-06 on its consolidated financial statements.
In March 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses
for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient that allows entities to estimate expected credit losses on current trade receivables and contract assets without incorporating macroeconomic factors, assuming current conditions persist over the asset’s remaining life. The Company currently incorporates macroeconomic factors, along with other inputs, into its allowance methodology, including forward-looking economic and market conditions. As such, the practical expedient under ASU 2025-05 would only apply if the Company elects to modify its current model. ASU 2025-05 is effective for all entities for annual reporting periods (including interim reporting periods within those annual periods) beginning after December
15, 2025, with early adoption permitted. The Company will continue to monitor developments and assess the potential impact of the
ASU on future reporting periods.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures,
introducing changes to income tax disclosures, primarily relating to effective tax rates and cash paid for taxes. This ASU requires companies to provide an annual rate reconciliation in both dollar figures and percentages, and changes the way annual income taxes paid are disclosed by all entities, necessitating a breakdown by federal, state, and foreign jurisdictions. The standard became effective for the Company beginning with fiscal year 2025. The Company is applying the new guidance on a prospective basis and expects ASU 2023-09 to impact only disclosures with no effect on the Company's financial condition, results of operations or cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense
Disaggregation Disclosures (Subtopic 220-40). The effective date was further clarified by 2025-01 in January 2025. These standards enhance expense disclosures by requiring more detailed information on the types of expenses included in certain captions within the condensed consolidated financial statements, including employee compensation, depreciation, amortization, and costs incurred related to inventory and manufacturing activities in income statement expense captions such as cost of sales and selling, general and administrative expenses. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company will apply the new guidance on a prospective basis and expects ASU 2024-03 to impact only disclosures with no effect on the Company's financial condition, results of operations or cash flows.
3. EARNINGS PER SHARE
The Company’s Preferred Stock is classified as a participating security in accordance with ASC Topic 260, Earnings per Share, and is therefore included in the two-class method. Basic EPS reflects an allocation of period earnings to the Preferred Stock based on its contractual dividends and participation rights, as if all earnings for the period were distributed. The Preferred Stock does not participate in losses; accordingly, no losses have been allocated to it.
Dilutive EPS for the Preferred Stock is computed using the more dilutive of (i) the two-class method (distributed and undistributed)
and (ii) the if-converted method. When the if-converted method results in greater dilution, diluted EPS is calculated as if all shares of Preferred Stock were converted into common stock at the beginning of the period (or at the issuance date, if later). In this case, preferred dividends are added back to net income, and the corresponding conversion shares are included in the denominator. In all other cases, the two-class method is applied, under which the Preferred Stock is treated as a participating security and earnings are allocated between common stock and the Preferred Stock based on their respective participation rights. The terms of the Series A
Preferred Stock and Series B Preferred Stock are substantially identical, and both are classified as mezzanine equity, as discussed in
Note 13. Mezzanine Equity.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(61,014)	$6,356	$83,260	$163,950
Dividends on convertible preferred stock	(9,657)	(6,913)	(23,289)	(20,588)
Income allocated to participating preferred stock	—	—	(5,272)	(12,357)
Net (loss) income attributable to common stockholders	$(70,671)	$(557)	$54,699	$131,005

Effect of dilutive securities:
Allocation of earnings to participating securities	$—	$—	$5,272	$12,357
Reallocation of earnings to participating securities	—	—	(5,082)	(12,154)
Net (loss) income available to common stockholders after assumed conversions	$(70,671)	$(557)	$54,889	$131,208

Denominator:
Weighted average common shares outstanding, basic	257,778	233,696	250,325	233,219
Dilutive shares of common stock	—	—	2,476	4,261
Weighted average shares of common stock outstanding, diluted	257,778	233,696	252,801	237,480

(Loss) earnings per share:
Basic	$(0.27)	$(0.00)	$0.22	$0.56
Diluted	$(0.27)	$(0.00)	$0.22	$0.55
For each of the three and nine months ended September 30, 2025, approximately 29.3 million and 23.4 million potentially dilutive shares of common stock, respectively, were excluded from the computation of diluted earnings per share related to common stockholders, as their effect was antidilutive.
For each of the three and nine months ended September 30, 2024, approximately 27.1 million and 22.0 million, potentially dilutive shares of common stock, respectively, were excluded from the computation of diluted earnings per share related to common stockholders, as their effect was antidilutive.
4.REVENUE
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. The primary performance obligation is the promise to sell finished products to customers, including distributors, wholesalers, and retailers. Performance obligations are typically satisfied once control or title is transferred based on the commercial terms of the applicable agreements with customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Revenue is recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and are adjusted to reflect anticipated changes based on current business conditions. Consideration given to customers for advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service at or below fair market value, in which case the expense is classified as selling, general and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive income. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in incentives the
Company offers to its customers and their customers.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
The following table sets forth the amount of revenue by geographical location for the three and nine months ended September 30,
2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America	$701,990	$247,125	$1,722,983	$968,988
Europe	17,691	16,243	54,651	47,069
Asia-Pacific	3,518	594	10,143	2,129
Other	1,907	1,786	5,864	5,247
Revenue	$725,106	$265,748	$1,793,641	$1,023,433
All of the Company’s North American revenue was derived from the U.S. and Canada.
Promotional (Billback) Allowances
The Company’s promotional allowance programs with its customers are executed through separate agreements in the ordinary course of business (variable consideration). These agreements can provide for one or more of the arrangements described below and are of varying duration. The Company’s billbacks are calculated based on various programs with distributors and retail customers, and accruals are established for the Company’s anticipated liabilities. These accruals are based on agreed upon terms as well as the
Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and the performance of distributors and retail customers. Differences between estimated and actual promotional and other allowances are recognized in the period such differences are determined.
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
•the Company’s agreed share of fees given to distributors and/or directly to retailers for certain advertising, in-store marketing and promotional activities that cannot be separated from the transaction price;
•the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/
or wholesalers;
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
For the three months ended September 30, 2025 and September 30, 2024, promotional allowances included as a reduction of revenue were $246.0 million and $110.3 million, respectively. For the nine months ended September 30, 2025 and September 30,
2024, promotional allowances included as a reduction of revenue were $545.9 million and $326.7 million, respectively.
Accrued promotional allowances were $234.1 million and $135.9 million as of September 30, 2025 and December 31, 2024, respectively.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
Transaction Agreement – Rockstar Acquisition and Captaincy
On the Closing Date of the Pepsi Transactions, the Company entered into the Transaction Agreement with Pepsi, pursuant to which
(i) the Company acquired certain assets, and assumed certain liabilities, comprising Rockstar in the U.S. and Canada and (ii) the
Company and Pepsi commenced the Captaincy. Under the Captaincy, Pepsi is obligated to use commercially reasonable efforts to sell and distribute the Company’s energy drink portfolio in the U.S. and to prioritize the Company's products within its beverage distribution system. The arrangement provides the Company with enhanced control and oversight of the energy drink category within Pepsi’s U.S. distribution network, including the ability to determine product facings, merchandising allocations and certain promotional priorities for energy beverages. In connection with the A&R U.S. Distribution Agreement, the Company recognized an asset of $598.8 million for a payment to its customer, which is presented within deferred other costs, current and non-current, on the condensed consolidated balance sheets. The asset is being amortized as a reduction of revenue over the approximate 17 year term of the A&R U.S. Distribution Agreement in accordance with ASC 606. For additional information, see Note 5. Acquisitions and Note
12. Related Party Transactions.
Amended and Restated U.S. Distribution Agreement
On the Closing Date of the Pepsi Transactions, the Company entered into the A&R U.S. Distribution Agreement with Pepsi, which amended and restated in its entirety the Original Distribution Agreement, predominantly to include Pepsi’s distribution of Alani Nu and Rockstar products (in addition to existing Celsius products). The other material terms and covenants, including termination provisions, contained in the Original Distribution Agreement remain in full force and effect. In connection with this product transition, the Company has incurred fees from the termination of agreements with certain existing Alani Nu distributors and the transfer of territory rights to Pepsi. Pepsi will reimburse the Company for such fees to facilitate the transition of these distribution rights to Pepsi. Amounts received from Pepsi are contractually restricted to be used only to pay termination fees owed to other distributors. Any excess cash received over amounts paid to other distributors must be refunded to Pepsi. After deducting amounts paid to terminated distributors, the net cash balance is presented as restricted cash on the condensed consolidated balance sheets.
Amounts received pursuant to the A&R U.S. Distribution Agreement relating to the costs associated with terminating the
Company’s prior distributors have been accounted for as deferred revenue and are being recognized ratably over the approximate
17-year term of the A&R U.S. Distribution Agreement. For additional information about deferred revenue, see Note 12. Related
Party Transactions.
5.ACQUISITIONS
Rockstar Acquisition
On August 28, 2025, the Company entered into a series of transactions with Pepsi, pursuant to which the Company acquired
Rockstar in the U.S. and Canada, as well as certain related property, plant and equipment, inventory, customer relationships and marketing functions. The Rockstar Acquisition was accounted for as a business combination under ASC 805.
On the Closing Date of the Pepsi Transactions, the Company entered into the Series B Purchase Agreement with Pepsi. Under this agreement, the Company issued 390,000 shares of newly designated Series B Preferred Stock, with a par value of $0.001 per share.
Concurrently, and in connection with the Pepsi Transactions, the Company amended the redemption and conversion rights of the
1,466,666 outstanding shares of Series A Preferred Stock previously issued to Pepsi on August 1, 2022. This amendment aligned the terms of the Series A Preferred Stock, including the redemption period, with those of the newly issued Series B Preferred Stock.
For additional information, see Note 12. Related Party Transactions and Note 13. Mezzanine Equity.
The estimated fair value of the Series B Preferred Stock, along with the estimated incremental fair value of Series A Preferred Stock resulting directly from the amendment, was treated as noncash consideration, partially accounted for under ASC 805 as consideration transferred for the acquisition of the Rockstar business, and partially accounted for under ASC 606 as an upfront payment to Pepsi in its capacity as a customer of the Company. For additional information, see Note 4. Revenue and Note 12.
Related Party Transactions.
The consideration attributable to the Rockstar Acquisition was estimated based on both the income and market approaches. Given
Rockstar's distinct size, scale, and recent performance relative to its industry peers, the Company primarily relied on the discounted cash flow method, a form of the income approach. The resulting valuation was then corroborated by analyzing implied market multiples of comparable publicly traded companies, with adjustments made to reflect differences in growth prospects, profitability and risk profile.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
The total consideration related to the Pepsi Transactions consists of (i) non-cash consideration associated with the issuance of the
Series B Preferred Stock and the amendment to the terms of the Series A Preferred Stock less (ii) cash consideration received from
Pepsi related to net working capital adjustments, which was intended to compensate the Company for certain working capital requirements of the Rockstar business. The preliminary purchase consideration is calculated as follows:

Purchase Consideration
Total estimated fair value of Series B Preferred Stock	$907,920
Total incremental estimated fair value of Series A Preferred Stock	27,867
Total fair value of Series B Preferred Stock and incremental fair value of Series A Preferred Stock	$935,787

Non-cash amount attributable to ASC 606 upfront payment to customer	$598,787

Non-cash amount attributable to ASC 805 business acquisition	$337,000
Less: Net working capital cash received from Pepsi [1]	(29,156)
Total preliminary Rockstar purchase consideration	$307,844
[1] Amount includes $30.6 million net working capital payment received from Pepsi pursuant to the Transaction Agreement, offset by $1.5 million payable to Pepsi upon finalization of customary post-closing adjustments. The cash payment of $30.6 million is presented within the cash flows from investing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2025.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Closing Date of the
Pepsi Transactions. The Company is in the process of reviewing and finalizing third-party valuations of certain intangible assets, tangible assets, and finished goods inventory; therefore, the provisional measurements of assets acquired are subject to change as the valuation procedures are finalized.

At August 28, 2025
ASSETS
Inventories	$10,529
Property, plant and equipment	4,917
Brands	176,000
Customer relationships	5,500
Prepaid expenses and other current assets	1,461

LIABILITIES
Accrued expenses	390
Net identifiable assets acquired	$198,017

Goodwill	109,827
Total preliminary Rockstar purchase consideration	$307,844
The Rockstar Acquisition resulted in the recognition of $109.8 million of goodwill, primarily composed of the expansion of
Rockstar and the development of new intellectual property through innovation, the value of the assembled workforce, particularly key personnel in advertising and marketing, the acquisition of new direct customer relationships and projected synergies resulting from the integration of distribution networks. Goodwill recognized is expected to be deductible for tax purposes and has been allocated to the Company’s single reporting unit.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
Intangible assets acquired
The fair value of the Rockstar intangible brand asset was estimated using the relief-from-royalty method, an income approach technique that reflects the royalty expense a market participant would avoid by owning rather than licensing the brand. Key assumptions included forecasted revenue and cash flows attributable to the brand, a royalty rate and a discount rate. The brand asset was determined to have an indefinite useful life. The valuation relied on significant unobservable inputs and is therefore classified as a Level 3 fair value measurement. The acquired brand intangible asset includes all trademarks, trade names, proprietary formulas, recipes and other intellectual property.
The fair value of the customer relationship intangible asset was estimated using the with-and-without method, a form of the income approach that quantifies the economic benefit of having existing customer relationships in place as of the acquisition date. This method measures the difference in the present value of expected cash flows between two scenarios, one in which the business retains its existing customer base and one in which it must reestablish those relationships over time. Key assumptions included forecasted revenue recovery rates, a discount rate and the cost and time required to reestablish customer relationships. The valuation relied on significant unobservable inputs and is therefore classified as a Level 3 fair value measurement.
The identifiable customer relationships asset acquired will be amortized on a straight-line basis over its estimated useful life. The following table summarizes the estimated fair values of identifiable intangible assets acquired and their respective amortization periods:

	Estimated Useful Life in Years	At August 28, 2025
Brands	Indefinite	$176,000
Customer relationships	10	5,500
Total intangibles acquired		$181,500
Rockstar Operations
Rockstar’s operations generated approximately $12.2 million of revenue and $8.5 million of net income before provisions for income taxes for the period from the Closing Date of the Pepsi Transactions through September 30, 2025. The results included $6.6 million of other income recorded within other (expense) income in the condensed consolidated statements of operations and comprehensive income. This amount reflects sales of Rockstar products under the transition service agreement under which the
Company was an agent in certain sales transactions during the period from the Closing Date of the Pepsi Transactions through
September 30, 2025.
Transaction Costs
In conjunction with the Rockstar Acquisition, the Company incurred approximately $10.7 million of transaction costs for both the three and nine months ended September 30, 2025. Costs were recognized as selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
Alani Nu Acquisition
On April 1, 2025, the Company completed the Alani Nu Acquisition pursuant to the terms of the membership interest purchase agreement dated February 20, 2025. The total preliminary purchase consideration was composed of (i) cash consideration as outlined in the table below, subject to finalization of customary post-closing adjustments, (ii) an aggregate of 22,451,224 unregistered shares of the Company's common stock subject to a registration rights agreement and a lock-up agreement that restricts the sale or transfer of the Company's common stock, with one-third of the common stock released from restrictions on each of April
1, 2026, October 1, 2026 and April 1, 2027 and (iii) up to $25.0 million in additional cash consideration, payable only if revenue of
Alani Nu’s products meet or exceed an agreed upon target for calendar year 2025.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
The Alani Nu Acquisition was accounted for as a business combination. Preliminary purchase consideration consisted of the following:

Purchase Consideration
Cash consideration [1]	$1,322,425
Share consideration	721,964
Contingent consideration[2]	11,200
Preliminary fair value of purchase consideration	$2,055,589
[1]    Amount includes base cash consideration of $1,275.0 million per the Alani Nu purchase agreement, plus $22.4 million of cash paid in connection with the finalization of customary post-closing adjustments, plus Alani Nu closing cash acquired, offset by certain indebtedness related items. For the nine months ended September 30, 2025, the Company paid $1,278.8 million, net of cash acquired, as reflected in the condensed consolidated statement of cash flows.
[2]    A probability-weighted expected return method was used to value the contingent consideration, whereby value is determined based on expected cash flows under various scenarios related to the achievement of the revenue target. The measurement includes significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.
The Company funded the cash consideration using cash on hand and proceeds from the Company's term loan facility under the
Credit Agreement as defined and described in Note 6. Debt. In connection with the Alani Nu Acquisition, the Company initially recognized a liability for contingent consideration of $11.2 million, payable subject to the achievement of a revenue target by
December 31, 2025, with a maximum potential payment of $25.0 million. As of June 30, 2025, the contingent consideration was remeasured to the maximum $25.0 million payout, driven by the outperformance of Alani Nu's revenue results for the three months ended June 30, 2025 relative to the financial projections as of Closing Date of Alani Nu and a revised upward forecast for the remainder of the calendar year. The Company considered the time value of money in evaluating the fair value of the contingent consideration; however, due to the short duration between June 30, 2025 and the expected payment date, the Company concluded that discounting would not have a meaningful impact on the condensed consolidated statements of operations and comprehensive income. This amount is reflected as "Contingent consideration" on the condensed consolidated balance sheets. The fair value adjustment of $13.8 million was recognized in selling, general and administrative expenses within the condensed consolidated statements of operations and comprehensive income. During the three months ended September 30, 2025, no new information became available that changed the Company’s determination of the fair value of the contingent consideration reached in the quarter ended June 30, 2025.
The estimated fair value of the 22,451,224 shares of common stock issued to the Sellers was $32.16 per share. This represents the closing share price of $35.73 on the Closing Date of Alani Nu, adjusted by a DLOM of 10%, given that the offer and sale of the shares were not registered under the Securities Act and are “restricted securities” as defined by Rule 144 promulgated under the
Securities Act. The DLOM was calculated based on the Finnerty model, which incorporates Level 2 and 3 inputs and assumptions, including historical stock volatility, management’s estimated time to liquidity based on the Company’s expectations for the time to register the shares post-closing, and a historical dividend yield.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the Closing Date of Alani
Nu. Given the close proximity to the Closing Date of Alani Nu, the Company is still finalizing and reviewing the estimated useful lives of intangible assets and the estimated fair values of the assets acquired and liabilities assumed. Accordingly, additional measurement period adjustments may be recorded. The provisional measurements of intangible assets, net working capital assets, property, plant, and equipment, and goodwill are subject to change as the valuation procedures are finalized.

At April 1, 2025
ASSETS
Cash and cash equivalents	$43,655
Accounts receivable	82,412
Inventories [1]	95,776
Prepaid expenses and other current assets	1,699
Property, plant and equipment [2]	2,662
Brands	1,104,000
Customer relationships	111,000

LIABILITIES
Accounts payable	49,117
Accrued expenses [3]	48,887
Deferred revenue-current	8,519
Other current liabilities	426
Deferred revenue-non-current	3,780
Other long term liabilities	6,698
Net identifiable assets acquired	$1,323,777

Goodwill	731,812
Total purchase consideration	$2,055,589
[1]  Includes an inventory valuation step-up of $21.7 million which was recognized as an adjustment to the Company’s cost of revenue in the condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2025. The preliminary fair value was determined based on Level 3 inputs including the estimated selling price of the inventory, less the remaining estimated costs to sell such inventory and an estimated normal profit margin on the disposal efforts.
[2]  Includes preliminary fair value adjustments related to acquired Alani Nu assets, which are subject to finalization during the measurement period. A measurement period adjustment of $2.9 million recorded for the three months ended September 30, 2025 was primarily related to property, plant and equipment and prepaid expenses and other current assets.
[3]  Includes $3.1 million the Company paid relating to the settlement of the net working capital adjustment. The settlement resulted in a decrease in accrued expenses and an increase in the estimated total purchase consideration. The adjustment did not impact goodwill.
The Alani Nu Acquisition resulted in the recognition of $731.8 million of goodwill, attributable to anticipated revenue synergies, combined distribution capabilities, and operational and administrative cost efficiencies. The majority of goodwill recognized is expected to be deductible for tax purposes and has been allocated to the Company’s single reporting unit.
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

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
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
Alani Nu Operations
Alani Nu's operations generated approximately $633.2 million of revenue for the period from the Closing Date of Alani Nu through
September 30, 2025. Given the level of integration, the Company believes that it is impracticable to produce standalone Alani Nu net income. Certain functions, including supply chain, promotional allowances and shared services are commingled within our reporting system. In line with ASC 805 and the impracticability criteria under ASC 250-10-45-9, isolating Alani Nu’s results would require assumptions about prior intent and significant estimates that cannot be objectively substantiated.
Transaction Costs
In conjunction with the Alani Nu Acquisition, the Company incurred approximately $24.8 million of transaction costs for the nine months ended September 30, 2025. The company did not incur any significant transaction costs during the three months ended
September 30, 2025. Costs were recognized as selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Costs associated with the issuance of common stock issued as consideration in the Alani Nu Acquisition were immaterial.
Measurement Period Adjustments
Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. For the nine months ended September 30, 2025, a measurement period adjustment of $2.9 million was recorded to property, plant and equipment-net and prepaid expenses and other current assets, with a corresponding adjustment to goodwill. Depreciation expense related to this measurement period adjustment was immaterial. The final fair value determination of the assets acquired and liabilities assumed will be completed prior to one year from the transaction completion, consistent with ASC 805.
Pro forma Consolidated Financial Information
The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the
Alani Nu Acquisition and Rockstar Acquisition had been completed on January 1, 2024. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the acquisitions actually occurred on January 1,
2024, nor does such information purport to be indicative of future financial operating results.

	Three Months Ended September 30,
	2025	2024
Revenue	$798,496	$513,912
Net (loss) income	(51,019)	17,015
Net (loss) income attributable to common stockholders	$(65,263)	$2,444

	Nine Months Ended September 30,
	2025	2024
Revenue	$2,271,993	$1,737,287
Net income	187,809	161,800
Net income attributable to common stockholders	$127,290	$104,485

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
The unaudited pro forma financial information includes, where applicable, adjustments for (i) the recognition in cost of revenue of the inventory step-up, (ii) amortization expense related to acquired customer relationship intangible assets, (iii) additional interest expense for borrowings related to funding the acquisitions, and (iv) associated tax-related impacts of adjustments. These pro forma adjustments are based on the available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the acquisitions with the Company's historical financial information on a pro forma basis.
Adjustments do not include costs related to integration activities, cost savings, or synergies that have been or may be achieved by the combined business.
Big Beverages Acquisition
On November 1, 2024, the Company acquired 100% of the outstanding voting equity interests of Big Beverages, the Company's long time copacker located in Huntersville, North Carolina. The acquisition provides the Company with in-house manufacturing capacity including access to manufacturing and warehouse facilities and a skilled workforce. The total purchase consideration was cash of $75.3 million, which is net of $1.5 million of acquired cash. The transaction was accounted for as a business combination under ASC 805. There have been no changes to the purchase price allocation since December 31, 2024 and the purchase price allocation is now final.
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
The fair value of identifiable intangible assets was estimated using discounted cash flow models with Level 3 inputs. Customer relationships were valued using the multi-period excess earnings method, and the brand was valued using the relief-from-royalty method. Goodwill recognized in the transaction reflects expected synergies, including enhanced manufacturing capabilities and the assembled workforce, and was allocated to the Company’s single reporting unit. Acquisition-related costs of approximately
$0.3 million were expensed as incurred and recorded in selling, general and administrative expenses during the year ended
December 31, 2024
6. DEBT
Debt consisted of the following:

September 30, 2025
Term loan, due 2032	$897,750
Less: current portion[1]	(9,000)
Less: unamortized discount and debt issuance costs	(27,278)
Total long-term debt	$861,472
[1] The current portion of the Company’s debt is included in other current liabilities on the condensed consolidated balance sheet.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
The Company’s debt outstanding as of September 30, 2025 matures as follows:

2025	$2,250
2026	9,000
2027	9,000
2028	9,000
2029	9,000
Thereafter	859,500
Total Debt	$897,750
Unamortized discounts and debt issuance costs	(27,278)
Total debt, net of unamortized discounts and debt issuance costs	$870,472
Credit Agreement
On April 1, 2025, Celsius Holdings, Inc. and Celsius, Inc., as borrowers, certain subsidiaries of Celsius as guarantors, the lenders and issuing banks from time to time party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent, entered into the Credit Agreement. The Credit Agreement provides for a term loan facility in an aggregate principal amount of up to
$900.0 million, which was fully drawn on the Closing Date of Alani Nu to fund a portion of the cash consideration, payable to the
Sellers in the Alani Nu Acquisition, and the Revolving Credit Facility in an aggregate principal amount of up to $100.0 million
(which may include the issuance of letters of credit in a stated face amount of up to, but not exceeding, $50.0 million). The Term
Loan Facility matures on April 1, 2032, and the Revolving Credit Facility matures on April 1, 2030.
There were no borrowings and no letters of credit outstanding under the Revolving Credit Facility as of September 30, 2025. As of
September 30, 2025, the Company’s unamortized debt issuance costs related to the Revolving Credit Facility were $2.4 million which is included in other long term assets in the condensed consolidated balance sheet.
Borrowings under the Credit Agreement bear interest, in the case of the Revolving Credit Facility, (A) at a rate equal to (1) the highest of (w) the U.S. prime rate, (x) the Federal Funds Rate plus 0.5%, (y) the sum of the benchmark rate for an interest period of one month plus 1.00%, and (z) 1.00%, plus (2) a margin of 2.0% in the case of alternate base rate loans and (B) a rate equal to term
SOFR or EURIBOR rate plus a margin of 3.0% in the case of benchmark rate loans and, in the case of the Term Loan Facility, (A)
at a rate equal to (1) the highest of (w) the U.S. prime rate, (x) the Federal Funds Rate plus 0.5%, (y) the sum of the benchmark rate for an interest period of one month plus 1.00%, and (z) 1.00%, plus (2) a margin of 2.25% in the case of alternate base rate loans and (B) a rate equal to term SOFR or EURIBOR plus a margin of 3.25% in the case of benchmark rate loans. Subsequent to the delivery of the financial statements for the first full fiscal quarter following the Closing Date of Alani Nu, the interest rate margins under the Term Loan Facility and the Revolving Credit Facility are subject to step-downs based on the first lien net leverage ratio.
The applicable interest rate is adjusted quarterly on a prospective basis based upon the first lien net leverage ratio in accordance with the terms of the Credit Agreement. On September 2, 2025, the applicable interest rate was reduced by 0.25% as a result of achieving the specified covenant metrics under the Credit Agreement. The effective interest rate as of September 30, 2025 was
7.90%.
On October 2, 2025, the Company entered into an amendment to the Credit Agreement that reduced the applicable interest rates under both the Term Loan Facility and the Revolving Credit Facility by 0.75%. See Note 17. Subsequent Events.
The Term Loan Facility is guaranteed by certain wholly owned domestic subsidiaries of the Company, other than certain excluded subsidiaries, including, but not limited to, immaterial subsidiaries and foreign subsidiaries. The Term Loan Facility and Revolving
Credit Facility are secured by a first priority security interest in the Company's and the other borrowers’ and guarantors’ cash, accounts receivable, intellectual property, books and records and related assets and certain intellectual property of other subsidiaries.
The Credit Agreement contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) sell assets, (iv) enter into transactions with affiliates, (v) effect mergers and (vi) incur indebtedness. The
Credit Agreement additionally contains customary representations, warranties, affirmative covenants and events of default (subject to grace periods). As of September 30, 2025, management had not identified any events of non-compliance with the covenants under the Credit Agreement.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
Beginning in the third quarter of the year ended December 31, 2025, the Credit Agreement requires that the Company make scheduled quarterly payments equal to 0.25% of the original principal amount of the Term Loan Facility (subject to reductions by optional and mandatory prepayments of the loans). The Company made $2.3 million of mandatory prepayments for the three and nine months ended September 30, 2025. Additionally, the Credit Agreement requires mandatory prepayments in connection with certain assets sales, the incurrence of certain additional indebtedness and the Company’s cash flow exceeding specified thresholds, in each case subject to various limitations and exceptions.
The Company’s outstanding debt carrying value is listed at its face value less unamortized discount and debt issuance costs on the condensed consolidated balance sheets. Given the recent inception of the Term Loan Facility and its variable interest rate structure, based on benchmark rates plus a company-specific credit spread, the Company determined that the carrying amount of the Term
Loan Facility approximated its fair value as of September 30, 2025. The credit spread reflects the Company’s credit rating and is classified within Level 2 of the fair value hierarchy, as it is derived from observable market inputs but not directly quoted prices.
7. GOODWILL AND INTANGIBLES
Goodwill consisted of the following:

Goodwill
Balance at December 31, 2024	$71,582
Alani Nu Acquisition	731,812
Rockstar Acquisition	109,827
Foreign currency translation	1,736
Balance at September 30, 2025	$914,957
The carrying amounts and accumulated amortization of intangible assets, net of the impact of foreign exchange rate fluctuations, as of September 30, 2025 and December 31, 2024 were as follows:

	Estimated Useful Life in Years	September 30, 2025	December 31, 2024
Definite-lived intangible assets
Customer relationships	5 - 25	$132,171	$13,970
Brands	3	500	500
Less: accumulated amortization		(14,857)	(2,692)
Definite-lived intangible assets, net		$117,814	$11,778

Indefinite-lived intangibles assets
Brands	indefinite	$1,280,487	$435
Less: impairment[1]		(482)	—
Indefinite-lived intangible assets		$1,280,005	$435

Brands-net		$1,280,353	$907
Customer relationships-net		$117,466	$11,306
[1] During the second quarter of 2025, the Company reassessed the remaining carrying value of the Func Foods brand name intangible asset. The Company recorded a non-cash impairment charge of $0.5 million (including the impact of foreign exchange) to fully write off the remaining carrying amount of the
Func Foods brand name. This charge is included within other (expense) income on the condensed consolidated statements of operations and comprehensive income.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
The following table reflects the future estimated annualized amortization expense related to definite-lived intangible assets:

2025	$5,913
2026	23,653
2027	23,625
2028	23,486
2029	23,486
Thereafter	17,651
Total	$117,814
As of September 30, 2025 and December 31, 2024, there were no indicators of goodwill or intangible asset impairment. Intangible asset amortization expense for the three months ended September 30, 2025 and 2024 was approximately $5.8 million and $0.1 million, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was approximately $11.8 million and $0.4 million, respectively. Amortization expense is primarily included in selling, general and administrative expenses.
8.INVENTORIES
Inventories are valued at the lower of cost or net realizable value with costs approximating those determined under the first-in, first-
out method. Changes in the inventory reserve are included in cost of revenue.
Inventories-net consist of the following:

	September 30, 2025	December 31, 2024
Finished goods	$227,811	$108,786
Raw materials	59,458	27,088
Less: inventory reserve	(4,755)	(4,709)
Inventories-net	$282,514	$131,165
9.PROPERTY, PLANT AND EQUIPMENT
The following table summarizes the Company's property, plant and equipment balances and includes the estimated useful lives that are generally used to depreciate the assets on a straight-line basis:

	Estimated Useful Life in Years	September 30, 2025	December 31, 2024
Merchandising equipment - coolers	3-7	$57,158	$39,231
Machinery and equipment	7-15	22,430	10,136
Vehicles	5	14,919	12,237
Leasehold improvements	3-5	2,443	2,561
Office equipment	3-7	2,880	2,228
Less: accumulated depreciation		(18,905)	(10,791)
Property, plant and equipment-net		$80,925	$55,602
Depreciation expense amounted to approximately $3.0 million and $2.2 million for the three months ended September 30, 2025 and
2024, respectively. Depreciation expense amounted to approximately $8.2 million and $4.5 million for the nine months ended
September 30, 2025 and 2024, respectively. Depreciation expense is primarily included in selling, general and administrative expenses.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
10.ACCOUNTS PAYABLE AND ACCRUED EXPENSES
As of September 30, 2025 and December 31, 2024, accounts payable was approximately $97.8 million and $41.3 million, respectively.
Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Unbilled purchases	$107,754	$13,754
Accrued marketing	65,222	34,774
Accrued legal	62,038	63,328
Accrued freight	25,348	5,098
Contractual co-packer obligations	6,565	9,350
Other accrued expenses	44,841	22,476
Accrued expenses	$311,768	$148,780
As of September 30, 2025 and December 31, 2024, accrued legal included $57.8 million and $54.9 million, respectively, related to ongoing litigation, refer to Note 16. Commitments and Contingencies.
11.ACCRUED DISTRIBUTOR TERMINATION FEES
In connection with the A&R U.S. Distribution Agreement, the Company issued termination notices to existing Alani Nu distributors and is transferring certain territory rights to Pepsi. As a result, the Company estimated the amounts expected to be paid to former distributors and recorded the corresponding termination costs as distributor termination fees within the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2025. The majority of termination notices were delivered prior to or as of September 30, 2025, and the related expenses were recognized upon delivery of such notices in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. The Company expects any remaining termination-related obligations to be substantially settled during the fourth quarter of 2025.

Accrued Distributor Terminations
Balance as of December 31, 2024	$—
Current period change for expected termination fees [1]	252,953
Balance as of September 30, 2025	$252,953
[1] This amount includes the distributor termination fees of $246.7 million recognized in the condensed consolidated statements of operations and comprehensive income for the three months ended, plus an additional $6.2 million of previously recorded deferred revenue related to pre-acquisition distributor transition payments that also became due to the former distributors upon the termination of such distributors during the three months ended
September 30, 2025.
12.RELATED PARTY TRANSACTIONS
In August 2022, the Company and Pepsi, a related party due to its ownership interest in the Company and Board representation, entered into multiple agreements, including the Original Purchase Agreement, the Original Distribution Agreement, and the
Original Transition Agreement. Under the Original Purchase Agreement, the Company issued approximately 1.5 million shares of non-voting Series A Preferred Stock to Pepsi for an aggregate purchase price of $550.0 million. The fair value of the Series A
Preferred Stock at issuance was estimated at $832.5 million, resulting in $282.5 million of excess fair value recorded as deferred costs within the condensed consolidated balance sheets.
In August 2025, the Company entered into a series of strategic transactions with Pepsi. As part of these transactions, the Series A
Preferred Stock was modified to align key terms, such as conversion and redemption dates, with those of the newly issued Series B
Preferred Stock. The Company recorded an increase of $27.9 million to the Series A Preferred Stock carrying value as part of the overall Pepsi Transactions. For additional information, see Note 5. Acquisitions and Note 13. Mezzanine Equity.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
Under the Series B Purchase Agreement, which was also entered into in August 2025, the Company issued 390,000 shares of Series
B Preferred Stock to Pepsi. Each share of Series B Preferred Stock is convertible, subject to certain conditions and adjustments, into approximately 29 shares of common stock, and Pepsi obtained the right to currently designate one additional Board member. The
Series B Preferred Stock issued in connection with the Pepsi Transactions had a stated purchase price of $585.0 million and reflected a portion of the total non-cash consideration. The total non-cash consideration of $935.8 million comprised the fair value of the newly issued Series B Preferred Stock and the modified Series A Preferred Stock. The total non-cash consideration was allocated among the various components of the Pepsi Transaction, including the upfront payment to Pepsi for the Captaincy, considering the allocation measurement principles of ASC 606, and the Rockstar Acquisition, based on the estimated value of
Rockstar. As part of these arrangements, the Company and Pepsi also entered into an A&R U.S. Distribution Agreement under which Pepsi became the primary distributor of Celsius, Alani Nu, and Rockstar products in the U.S. and Canada. For additional information see Note 4. Revenue, Note 5. Acquisitions and Note 13. Mezzanine Equity.
Pepsi provided the Company cash under the A&R U.S. Distribution Agreement to fund the terminations of Alani Nu's former distributors. As of September 30, 2025, the Company had received $126.5 million in cash from Pepsi related to reimbursements for distributor termination fees. The Company is entitled to receive an additional expected amount of $126.6 million in cash from Pepsi for the remaining distributor termination fees. The cash received is recorded as restricted cash, and the expected receivable is recorded within prepaid expenses and other current assets, both of which are presented on the condensed consolidated balance sheets. Any excess cash is contractually restricted and due back to Pepsi.
On the Closing Date of the Pepsi Transactions, the Company recorded $253.0 million as deferred revenue under the A&R U.S.
Distribution Agreement related to the reimbursements for distributor termination fees, to be recognized on a straight-line basis over the term of the distribution agreement. Unamortized deferred revenues (current and non-current) are included as separate line items on the condensed consolidated balance sheets. For additional information see Note 4. Revenue.
The following table presents deferred revenue and deferred other cost balances related to the 2025 and 2022 transactions entered into with Pepsi. Each of these amounts is included within the respective line item on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

	September 30, 2025
Balance sheet line item	2025 Transaction	2022 Transaction	Total
Deferred other costs-current	$35,396	$14,124	$49,520
Deferred other costs-non-current	560,592	223,622	784,214
Deferred revenue-current	14,953	9,513	24,466
Deferred revenue-non-current	$236,801	$150,579	$387,380

	December 31, 2024
Balance sheet line item	2025 Transaction	2022 Transaction	Total
Deferred other costs-current	$—	$14,124	$14,124
Deferred other costs-non-current	—	234,215	234,215
Deferred revenue-current	—	9,513	9,513
Deferred revenue-non-current	$—	$157,714	$157,714
13.MEZZANINE EQUITY
Convertible Preferred Stock
As of September 30, 2025 and December 31, 2024, the Company had authorized and designated 1,466,666 shares of Series A
Preferred Stock with a par value of $0.001 per share and a stated value of $375.00 per share. In addition, as of September 30, 2025, the Company had authorized and designated 390,000 shares of Series B Preferred Stock, with a par value of $0.001 per share and a stated value of $1,500.00 per share. The stated value per share may increase from time to time if dividends on the Preferred Stock are paid as PIK Dividends pursuant to the Series A Certificate or the Series B Certificate, as applicable.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
Series A Preferred Stock
On August 1, 2022, pursuant to the Original Purchase Agreement, the Company issued all of the authorized Series A Preferred
Stock to Pepsi for cash consideration totaling $550.0 million, excluding issuance costs. The issuance occurred concurrently with the execution of the Original Distribution Agreement and the Original Transition Agreement. The Company determined that the aggregate fair value of the Series A Preferred Stock on the issuance date was $832.5 million, or $567.61 per share. Accordingly, the
Series A Preferred Stock was recorded at that amount, net of issuance costs of $8.0 million, within the mezzanine equity in the
Company’s condensed consolidated balance sheets and within the condensed consolidated statements of changes in stockholders’
equity and mezzanine equity.
The Company engaged a third-party valuation firm to assist in determining the fair value of the Series A Preferred Stock as of the issuance date. The valuation of the Series A Preferred Stock represents a non-recurring fair value measurement. The Company used a Monte Carlo simulation model to determine the fair value of the Series A Preferred Stock on August 1, 2022. The Monte Carlo
simulation utilized multiple Level 2 and 3 inputs, which included a volatility rate of 45.0%, risk free interest rate of 2.7%, a 5.0%
dividend rate, the closing price of the Company’s common stock on the issuance date of $98.87 (before the Forward Stock Split), a debt discount rate of 12.5% and a DLOM attributed to the registration period of the underlying stock. The selected historical volatility was based on Celsius and a peer group with comparable characteristics. The risk-free interest rate was based on the U.S.
STRIPS Rate with a corresponding term as of issuance date. The 5.0% dividend rate is consistent with the provisions of the Series
A Preferred Stock and the Company’s historical cash dividends payments. The debt discount rate was based on estimated credit analysis and corresponding market yields as of the issuance date. The Company also applied a nominal DLOM with respect to the assumed registration period of the underlying shares.
Series B Preferred Stock
On August 28, 2025, pursuant to the Series B Purchase Agreement, the Company issued all of the authorized Series B Preferred
Stock to Pepsi for non-cash consideration totaling $585.0 million, excluding issuance costs. The issuance occurred concurrently with the execution of the A&R U.S. Distribution Agreement and the Transaction Agreement, pursuant to which (i) the Company consummated the Rockstar Acquisition and (ii) the Company and Pepsi commenced the Captaincy. For additional information see
Note 1. Organization and Description of Business and Note 4. Revenue.
The Company engaged a third-party valuation firm to assist in determining the fair value of the Series B Preferred Stock issuance.
The fair value of the Series B Preferred Stock was determined using a Monte Carlo simulation model with multiple Level 2 and 3 inputs. Variables included a volatility rate of 60.0%, risk free interest rate of 3.9%, 5.0% dividend rate, a 90% probability that certain market-based conditions will be met and the closing price of the Company’s common stock on the issuance date of $59.69.
The Company determined that the issuance requires a non-recurring fair value measurement. The aggregate fair value of the Series
B Preferred Stock on the issuance date was determined to be $908.0 million, or $2,328.21 per share, which was recorded within the
Company’s condensed consolidated balance sheets and the condensed consolidated statements of changes in stockholders’ equity and mezzanine equity.
Pursuant to the Series B Purchase Agreement, Pepsi, together with its affiliates, has certain rights and is subject to various restrictions with respect to its ownership of the Company’s outstanding common stock on an as-converted basis, including purchases of the Company’s common stock in the open market and the accumulation of PIK Dividends.
Additionally, under the Series B Purchase Agreement, Pepsi currently has the right to designate two persons to be nominated by
Pepsi for election to the Board, which number of directors may, in certain circumstances, be ratably increased upon a subsequent expansion of the number of persons serving on the Board. Upon the earlier of (i) Pepsi, together with its affiliates, ceasing to beneficially own at least approximately 31.6 million shares of common stock (on an as-converted basis) and (ii) the termination of the Captaincy, Pepsi's designation right will be reduced to one director. If Pepsi, together with its affiliates, ceases to own at least approximately 11.0 million shares of common stock (on an as-converted basis), then Pepsi's Board designation rights will terminate in their entirety. Notwithstanding that the Preferred Stock is not currently convertible into common stock, the Series B Purchase
Agreement provides that Pepsi is deemed to beneficially own the underlying shares of common stock for purposes of its rights under such agreement.
Series A Preferred Stock Modification
In connection with the Series B Purchase Agreement, the Company amended the terms of the Series A Preferred Stock to align the conversion and redemption dates with the newly issued Series B Preferred Stock. The amendment extended the Series A Preferred
Stock optional conversion date to August 28, 2032, the automatic conversion date to August 28, 2031, the Company redemption date to August 28, 2032, and the holder redemption dates to August 28, 2032, 2035, and 2038. All other terms, including the cumulative dividend rate, remained unchanged.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
The Company engaged a third-party valuation firm to assist in determining the fair value of the Series A Preferred Stock before and after the modification. The fair value of the Series A Preferred Stock modification reflects the change between the pre-modification and post-modification fair values and was determined using a Monte Carlo simulation model with multiple Level 2 and 3 inputs.
Variables included a volatility rate of 60.0%, risk free interest rate of 3.9%, dividend rate of 5.0%, a 90% probability that certain market-based conditions will be met and the closing price of the common stock on the modification date of $59.69.
This amendment resulted in a non-recurring fair value measurement of an increase in the fair value of the Series A Preferred Stock and was accounted for as a modification considering the fair value immediately before and after the amendment. The Company determined that the change in fair value of the Series A Preferred Stock on the modification date was approximately $27.9 million, or $19.00 per share. Accordingly, the Series A Preferred Stock modification was recorded as an adjustment to mezzanine equity, with the $27.9 million increase reflected in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity and mezzanine equity.
Terms of Amended Series A Preferred Stock and Series B Preferred Stock are Substantially Identical
As of September 30, 2025, other than the stated value, conversion price and conversion ratio, the terms of the Amended Series A
Preferred Stock and Series B Preferred Stock are substantially identical. As described above, in connection with the issuance of the
Series B Preferred Stock, the conversion and redemption periods of the Series A Preferred Stock were extended to match the terms of the newly issued Series B Preferred Stock. In connection with the issuance and sale of the Series B Preferred Stock, the Board adopted resolutions approving a certificate of amendment to the Series A Certificate, which certificate of amendment was approved by Pepsi, as the sole holder of shares of Series A Preferred Stock, and filed by the Company with the Secretary of State of the State of Nevada on August 28, 2025. The certificate of amendment modified the Series A Certificate solely to align certain terms contained therein to those contained in the Series B Certificate, including amending certain dates related to redemption and conversion to match those included in the Series B Certificate. Except as otherwise stated, the description of the terms of the
Preferred Stock set forth below applies to both the Series A Preferred Stock and the Series B Preferred Stock.
Liquidation Preference
The Preferred Stock ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s common stock, (ii) senior to any class or series of capital stock of the Company expressly designated as ranking junior to the Preferred Stock, (iii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Preferred Stock (the Series A Preferred Stock and the Series B Preferred Stock rank on parity with one another), and (iv) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Preferred Stock. The aggregate liquidation preference of the Series A Preferred Stock was $550.0 million as of both
September 30, 2025 and December 31, 2024. The aggregate liquidation preference of the Series B Preferred Stock was
$585.0 million as of September 30, 2025.
Voting
The Preferred Stock confers no voting rights, except as otherwise required by applicable law, and with respect to matters that adversely change the powers, preferences, privileges, rights or restrictions given to the Preferred Stock or provided for its benefit, or would result in securities that would be senior to or pari passu with the Preferred Stock. As described above, Pepsi has a contractual right to representation on the Board, subject to maintaining certain ownership thresholds.
Dividends
The Preferred Stock entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind, or a combination thereof, at the Company’s election. Regular Dividends accrue on each share of Preferred Stock at the rate of 5.00% per annum, subject to adjustment as set forth in the Certificates of Designation. In addition to such quarterly Regular Dividends, shares of Preferred Stock also entitle the holder to participate in any dividends paid on the Company’s common stock on an as-converted basis. There were no dividends issued to common stockholders for the nine months ended September 30, 2025 or 2024. The
Company declared and paid $6.9 million in Regular Dividends on the Series A Preferred Stock, which amounted to $4.73 and $4.71 per share for the three months ended September 30, 2025 and 2024, respectively. The Company declared and paid $20.6 million in
Regular Dividends on the Series A Preferred Stock, which amounted to $14.03 and $14.04 per share for the nine months ended
September 30, 2025 and 2024, respectively. The Company declared and paid $2.7 million in Regular Dividends on the Series B
Preferred Stock, which amounted to $6.99 per share for the three months ended September 30, 2025. There were no cumulative undeclared dividends on the Preferred Stock at September 30, 2025.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
Redemption
Subject to certain conditions set forth in the Certificates of Designation, the Preferred Stock may be redeemed at a price per share of
Preferred Stock equal to the sum of (i) the stated value of such share of Preferred Stock (as set forth in the applicable Certificates of
Designation) as of the applicable redemption date, plus (ii) without duplication, all accrued and unpaid dividends previously added to the stated value of such share of Preferred Stock, and all accrued and unpaid dividends per share of Preferred Stock through such redemption date.
Company’s Optional Redemption
At any time from and after the earlier of (i) August 28, 2032, if the ten-day volume weighted average price of the Company’s common stock does not exceed the conversion price on the date immediately prior to the date the Company delivers a redemption notice to the holders, and (ii) the termination of the A&R U.S. Distribution Agreement by the Company, the Company has the right to redeem all (and not less than all) of the then-outstanding shares of one or both of the Series A Preferred Stock or Series B
Preferred Stock at the Redemption Price. In the event of the Company's optional redemption, the Company shall effect such redemption by paying the applicable Redemption Price on or before the date that is thirty days after the delivery of the Company’s redemption notice and by redeeming all the shares of the applicable series of Preferred Stock on such date.
Change in Control Redemption
In the event of a change in control, as defined by the following scenarios, the Company (or its successor) shall redeem all (and not less than all) of the then-issued and outstanding shares of Preferred Stock: (i) a sale or transfer, directly or indirectly, of all or substantially all of the assets of the Company in any transaction or series of related transactions (other than sales in the ordinary course of business); (ii) any merger, consolidation or reorganization of the Company with or into any other entity or entities as a result of which the holders of the Company’s outstanding capital stock (on a fully-diluted basis) immediately prior to the merger, consolidation or reorganization no longer represent at least a majority of the voting power of the surviving or resulting Company or other entity; or (iii) any sale or series of sales, directly or indirectly, beneficially or of record, of shares of the Company’s capital stock by the holders thereof which results in any person or group of affiliated persons owning capital stock holding more than 50%
of the Company's voting power.
Upon a change in control redemption, the holder of Preferred Stock will receive, an amount equal to the greater of (i) the
Redemption Price in cash and (ii) the cash and/or other assets (including securities) such holder would have received if each share of Preferred Stock were converted into a number of shares of common stock equal to the then-applicable conversion ratio and participated in such transaction resulting in such change of control as of the close of business on the business day immediately prior to the effective date of such transaction.
If the Company or its successor shall not have sufficient funds legally available under the Nevada law governing distributions to stockholders to redeem all outstanding shares of Preferred Stock, then the Company shall (i) redeem, pro rata among the holders, a number of shares of Preferred Stock equal to the number of shares of Preferred Stock that can be redeemed with the maximum amount legally available for the redemption, and (ii) redeem all remaining shares of Preferred Stock not redeemed because of the foregoing limitations at the applicable change of control Redemption Price as soon as practicable after the Company (or its successor) is able to make such redemption out of assets legally available for the purchase of such shares of Preferred Stock. The inability of the Company (or its successor) to make a redemption payment for any reason shall not relieve the Company (or its successor) from its obligation to affect any required redemption when, as and if permitted by applicable law.
Holder Right to Request Redemption
On each of August 28, 2032, August 28, 2035, and August 28, 2038, the holder of Preferred Stock has the right, upon no less than six months prior written notice to the Company, to request that the Company redeem all (and not less than all) of the then-
outstanding shares of such series of Preferred Stock, at the Redemption Price.
In the event of a holder-optional redemption, the Redemption Price will be payable, and the Company shall redeem the shares in three equal installments. These installments would commence on August 28, 2032, August 28, 2035, or August 28, 2038, as
applicable, and in each case on the fifteenth- and thirtieth-month anniversary thereafter. On each redemption date for a holder-
optional redemption, the Company will redeem the applicable shares of Preferred Stock on a pro rata basis according to the number of shares owned. The number of outstanding shares will be determined by dividing (i) the total number of shares of the applicable series of Preferred Stock outstanding immediately prior to such redemption date by (ii) the number of remaining redemption dates
(including the redemption date to which such calculation applies).

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
If, on any redemption date, legal constraints under the Nevada law governing distributions to stockholders or the terms of any indebtedness of the Company to financial institutions prevents the Company from redeeming all shares of Preferred Stock subject to redemption, the Company will ratably redeem the maximum number of shares that it may legally redeem, and will redeem the remaining shares as soon as it may lawfully do so.
Should any shares of Preferred Stock scheduled for redemption on a redemption date remain unredeemed for any reason on such redemption date, the following will occur: from the redemption date to the fifteen-month anniversary of such redemption date, the dividend rate with respect to such unredeemed share will automatically increase to 8% per annum. From such fifteenth-month anniversary to the thirtieth-month anniversary of such redemption date, the dividend rate with respect to such unredeemed share will automatically increase to 10% per annum. After such thirtieth-month anniversary of such redemption date, the dividend rate with respect to any such unredeemed share will automatically increase to 12% per annum, in each case until such share is duly redeemed or converted.
As of September 30, 2025, it was not probable that the Preferred Stock would become redeemable, as the most likely method of settlement is through conversion which is likely to occur before the holder's right to request redemption becomes exercisable.
Conversion
The shares of Preferred Stock may be converted into shares of the Company’s common stock pursuant to the applicable Certificates of Designation either at the option of the Company or subject to an automatic conversion as discussed below. The Series A
Preferred Stock has a conversion price of $25.00 and a stated value of $375.00 per share, and the Series B Preferred Stock has a conversion price of $51.75 and a stated value of $1,500.00 per share. The conversion price is subject to customary adjustment as set forth in the applicable Certificates of Designation. The conversion ratio per share of Preferred Stock is calculated as the quotient of
(a) the sum of (x) the stated value of such share of Preferred Stock as of the applicable conversion date, plus (y) all accrued and unpaid dividends previously added to the stated value of such share of Preferred Stock, and without duplication, all accrued and unpaid dividends per share of Preferred Stock through the applicable conversion date; divided by (b) the conversion price as of the conversion date. As of September 30, 2025, the conversion ratio of the Series A Preferred Stock into common stock was 1-to-15, and the conversion ratio of the Series B Preferred Stock was 1-to-28.99. The Company will not issue fractional shares of common stock upon conversion of the Preferred Stock; instead, holders will receive a cash payment in lieu of any fractional share amount, determined based on the product of the fractional share and the Ten-Day VWAP as of the applicable conversion date. At
September 30, 2025, approximately 22.0 million and 11.3 million shares of common stock were issuable upon conversion of the
Series A Preferred Stock and the Series B Preferred Stock, respectively.
Company Optional Conversion
At any time from and after August 28, 2032, provided the Ten-Day VWAP immediately prior to the date the Company delivers a conversion notice to the holders of the applicable series of Preferred Stock exceeds the conversion price of such series, the
Company may elect to convert all, but not less than all, of the outstanding shares of such series of Preferred Stock into shares of the
Company’s common stock.
Automatic Conversion
The Preferred Stock will convert automatically into shares of the Company’s common stock upon the occurrence of any of the following, each an “Automatic Conversion Event”:
•Any date from and after the valid termination of the A&R U.S. Distribution Agreement by the Company or Pepsi, if the
Ten-Day VWAP immediately preceding such date exceeds the conversion price of such share of Preferred Stock as of such date.
•Any date from and after August 28, 2031, on which (i) the Company’s products meet a market share requirement during a specified period (as defined in the A&R U.S. Distribution Agreement) and (ii) the Ten-Day VWAP immediately prior to such date exceeds the conversion price of such share of Preferred Stock as of such date.
In the case of an Automatic Conversion Event with respect to a series of Preferred Stock, each share of such series of Preferred
Stock then outstanding shall be converted into the number of shares of common stock equal to the conversion ratio of such share of
Preferred Stock in effect as of the automatic conversion date. The occurrence of an Automatic Conversion Event will terminate any right of the holder of Preferred Stock to receive a redemption at their request even if such request had already been submitted, provided that the applicable series of Preferred Stock had not already been redeemed.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
Mezzanine Classification
The Preferred Stock is redeemable in the event of a change in control as defined in the applicable Certificates of Designation and at the holder's option as described above. ASC 480, Distinguishing Liabilities from Equity, specifically ASC 480-10-S99-3A, requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable
(i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASC 480 an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Preferred Stock is not considered mandatorily redeemable other than in the event of a change of control, and a change in control is not solely in control of the Company.
Accordingly, the Company determined that mezzanine treatment is appropriate for the Preferred Stock and has presented it as such in the condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity and mezzanine equity, as of September 30, 2025 and, with respect to Series A Preferred Stock, December 31, 2024.
14.STOCK-BASED COMPENSATION
On May 28, 2025 the Company's stockholders approved the 2025 Plan which has the objective of attracting and retaining skilled personnel and to enable the Company to grant equity compensation awards and other types of incentive compensation. As of
September 30, 2025, there were 5.8 million shares of common stock available for issuance under the 2025 Plan.
The 2015 Plan, which was adopted on April 30, 2015 and expired in 2025, had the objective of attracting and retaining skilled personnel and enabled the Company to grant equity compensation awards and other types of incentive compensation. As of
September 30, 2025, there were 1.6 million unvested awards under the 2015 Plan and certain vested but unexercised awards remained outstanding. No further awards can be granted under the 2015 Plan.
A summary of the Company’s RSUs and PSUs for the nine months ended September 30, 2025 and 2024 is presented in the following table:

	Nine Months Ended September 30,
	2025		2024
	RSUs/PSUs (000's)	Weighted Average Grant Date Fair Value	RSUs/PSUs (000's)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,021	$45.09	1,341	$26.43
Granted	1,318	29.13	448	60.09
Vested	(332)	41.61	(731)	23.04
Forfeited and cancelled	(81)	38.84	(66)	28.84
Unvested at end of period	1,926	$35.02	992	$46.00
A summary of PSU awards granted during the nine months ended September 30, 2025, is as follows:

Grant Date	Number of Shares (000's)	Performance Period	Metrics	Grant Date Fair Value
March 1, 2025	142	2025-2027	Revenue rTSR	Revenue - $25.69 rTSR - $36.61
May 30, 2025	27	2025-2027	Revenue rTSR	Revenue - $37.88 rTSR - $62.61
August 8, 2025	40	2025-2027	Integration Completion Synergy Savings	$51.95

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
During the second quarter of 2025, the Human Resources and Compensation Committee approved a modification to the revenue-
based performance metrics applicable to certain of the Company’s outstanding PSUs to reflect the Alani Nu Acquisition. For PSUs in which the modification did not change the probability of payout, compensation cost continues to be recognized based on the original grant-date fair value (a Type I, probable-to-probable outcome). For PSUs in which the modification resulted in a change from improbable to probable (Type III) of achieving the performance condition, we measured the incremental compensation cost at the modification date fair value and are recognizing that cost over the remaining requisite service period, including a cumulative catch-up. Incremental expense associated with the modified units was immaterial for the period.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
(Tabular dollars in thousands, except per share amounts)
15.SEGMENT REPORTING
The Company adopted the provisions of Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures as of
December 31, 2024.
The Company functions as a single operating and reportable segment because its operations and strategies are centrally designed and executed, and remain significantly similar across these regions. The CODM evaluates operating results and allocates resources on a consolidated basis due to the significant economic interdependencies between the Company's geographical operations and brands.
The Company determined that neither the Alani Nu nor Rockstar brands constitute separate operating or reportable segments. Their operations are being integrated into the Company’s existing business functions to ensure unified strategy execution across brands and are managed within the Company’s current organizational structure rather than as separate business units. As a result, beginning on their respective closing dates, the results from Alani Nu and Rockstar are included within the Company's single operating and reportable segment.
The following table reflects certain financial data for the Company's single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$725,106	$265,748	$1,793,641	$1,023,433
Cost of revenue (excluding freight)	(314,295)	(133,722)	(775,046)	(471,748)
Freight	(38,532)	(9,797)	(93,092)	(38,151)
Gross profit	372,279	122,229	925,503	513,534

Selling and marketing expenses	(147,831)	(99,989)	(379,569)	(266,737)
General and administrative expenses	(57,740)	(25,454)	(184,230)	(72,573)
Distributor termination fees	(246,707)	—	(246,707)	—
Other (expense) income, net	(8,032)	11,389	(12,570)	31,043
Net (loss) income before provision for income taxes	$(88,031)	$8,175	$102,427	$205,267

Provision for income taxes	27,017	(1,819)	(19,167)	(41,317)
Net (loss) income	$(61,014)	$6,356	$83,260	$163,950
16.COMMITMENTS AND CONTINGENCIES
Legal
SEC Inquiry
Beginning in January 2021, the Company received formal and informal requests from the SEC Division of Enforcement, seeking information in connection with a non-public fact-finding inquiry. On January 17, 2025, without admitting to or denying the SEC’s findings, the Company reached a settlement with the SEC concerning alleged reporting, books and records, internal accounting controls and disclosure controls and procedures violations. The Company paid a $3.0 million civil penalty during the first quarter of
2025, and the investigation is now concluded.
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
September 30, 2025
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
On March 11, 2024, the Hammond Derivative Action and the Hepworth Derivative Action were voluntarily dismissed and, on April
11, 2024, the same stockholders filed a single complaint in the U.S. District Court for the District of Nevada, containing substantially similar allegations as those contained in the dismissed actions (the “Hammond and Hepworth Derivative Action”).
On December 2, 2024, the parties to the Lampert Derivative Action, the Ingrao Derivative Action, and the Hammond and Hepworth
Derivative Action (collectively, the “Derivative Actions”) executed a Stipulation and Agreement of Settlement (the “Stipulation of
Settlement”), which set out the terms of a global settlement of the Derivative Actions.
On December 13, 2024, the plaintiff in the Ingrao Derivative Action filed an Unopposed Motion for Preliminary Approval of
Proposed Shareholders Derivative Settlement. On April 3, 2025, the Court in the Ingrao Derivative Action entered a final order approving the settlement. The only monetary component of the Stipulation of Settlement was a $1.0 million fee and expense award to counsel for plaintiffs in the Derivative Actions, which the Company paid on April 2, 2025. In accordance with the final order approving the settlement, the Ingrao Derivative Action was dismissed on April 3, 2025. The Court in the Lampert Derivative Action
dismissed that action on April 10, 2025, following a joint request of the parties. On May 20, 2025, the court overseeing the
Hammond and Hepworth Derivative Action dismissed that action.
Securities Litigation Concerning the PepsiCo Inc. Distribution Agreement
The Company and individual executives were named as defendants in two putative securities class actions, both filed in the U.S.
District Court for the Southern District of Florida and concerning, among other things, allegedly false and misleading statements or omissions concerning the Company’s distribution agreement with Pepsi and the Company’s growth. The first putative securities class action was filed on November 22, 2024. The complaint asserts claims for violations of Section 10(b) of the Exchange Act,
Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The second putative securities class action was filed on
January 14, 2025. The complaint also asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On March 3, 2025, the Court issued an order consolidating the two putative securities class actions (the "Securities Class Action") and appointing Lead Plaintiff and Lead Counsel. Lead Plaintiff filed an
Amended Complaint on April 25, 2025, naming the Company, its CEO, CFO and Chief of Staff as defendants. The Amended
Complaint asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section
20(a) of the Exchange Act. The Amended Complaint was filed on behalf of stockholders who purchased or otherwise acquired shares of the Company’s stock between May 9, 2023 and November 5, 2024. On June 13, 2025, the Company filed a motion to dismiss seeking complete dismissal of all claims. The motion to dismiss was fully briefed on September 5, 2025 and remains pending.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
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
The complaint asserts claims for (i) violations of Section 14(a) of the Exchange Act, (ii) breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, (v) gross mismanagement, (vi) abuse of control, and (vii) contribution under Section
10(b) and 21D of the Exchange Act, solely against the Company’s CEO and CFO. The second of these derivative actions was filed on January 31, 2025, in the U.S. District Court of the District of Nevada, by purported stockholder Mark Stoyanoff (the “Stoyanoff
Derivative Action”). The Company was named as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) violations of Section 14(a) of the Exchange Act and Rule 14a-9, (v) abuse of control, and (vi) waste of corporate assets. The Dobler Derivative Action and the Stoyanoff Derivative
Action were consolidated on March 5, 2025 (the “Consolidated Derivative Action”) and have been stayed through a decision on the motion to dismiss in the Securities Class Action. The third of these derivative actions was filed on February 7, 2025, in District
Court, Clark County, Nevada, by purported stockholder Shadia Khan Sunny (the “Sunny Derivative Action”). The complaint asserts claims for (i) breach of fiduciary duty, (ii) unjust enrichment, (iii) abuse of control, and (iv) waste of corporate assets. The fourth of these derivative actions was filed on February 11, 2025, also in District Court, Clark County, Nevada, by purported stockholder
David Murphy (the “Murphy Derivative Action”). The complaint asserts claims for (i) breach of fiduciary duty, and (ii) unjust enrichment. The fifth of these derivative actions was filed on March 31, 2025, also in District Court, Clark County, Nevada, by purported stockholder Suzanne Flannery (the “Flannery Derivative Action,” together with Sunny Derivative Action and Murphy
Derivative Action, the “State Court Derivative Actions”). The complaint asserts claims for (i) breach of fiduciary duty, and (ii)
unjust enrichment. The State Court Derivative Actions were consolidated on June 9, 2025, and have been stayed through a decision on the motion to dismiss in the Securities Class Action.
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
District Court for the Central District of California. The complaint alleges, on behalf of a putative nationwide class of all purchasers of Celsius products, that plaintiff and other class members were misled regarding the alleged financial relationship between Celsius and the individual defendants, who allegedly promoted the Company’s products on social media. The complaint asserts claims for
(i) violation of California’s Consumers Legal Remedies Act and Unfair Competition Law, (ii) unjust enrichment, and (iii) negligent misrepresentation. On August 18, 2025, the court dismissed the plaintiff's complaint with leave to amend. On October 15, 2025, a motion to dismiss, or in the alternative, transfer, the amended complaint was filed on behalf of all defendants.
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
A jury trial commenced on this matter on January 10, 2023. On January 18, 2023, the jury rendered a verdict against the Company for $82.6 million in compensatory damages. On June 27, 2023, the court denied the Company’s post-trial motions which sought (i)
dismissal of the case notwithstanding the verdict based on the plain language of the contracts at issue; (ii) in the alternative, granting a new trial; or (iii) in the alternative, reducing the award of damages to $2.1 million, which reflects the Company’s stock price on the date that the jury found the relevant revenue and sales benchmarks at issue were met.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
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
As a result of the February 6, 2025 decision, the Company has estimated a range of possible outcomes between $57.8 million and
$100.2 million, inclusive of interest and fees. The Company accrued a liability at the low end of the range in the amount of $57.8 million, reflected in accrued expenses in the condensed consolidated balance sheet as of September 30, 2025. The ultimate amount of the judgment that the Company may be required to pay will also include interest incurred between September 30, 2025 and the payment date, and could be materially different than the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.
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
On April 10, 2025, Eniva filed its answer and counterclaims, asserting, among other things, that the Company's use of the VIBE-
formative marks constitutes trademark infringement under federal and state law, false designation of origin, and unfair competition.
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
Commitments
As of September 30, 2025, the Company had purchase commitments to third parties of $606.7 million. These purchase obligations are primarily related to third-party suppliers and have arisen through the normal course of business. Contracts that specify that the
Company will purchase all or a portion of its requirements of a specific product or service from a supplier, but do not include a fixed or minimum quantity, are excluded from the obligations quantified above.
As of September 30, 2025, the Company had long term contractual obligations aggregating to approximately $18.0 million, which related primarily to suppliers, sponsorships, and other related marketing activities.
17.SUBSEQUENT EVENTS
On October 2, 2025, subsequent to the end of the reporting period, Celsius Holdings, Inc. and Celsius, Inc. entered into the First
Refinancing Amendment. This amendment reduced the applicable interest rates under both the Term Loan Facility and the
Revolving Credit Facility by 0.75%. All other material terms of the Credit Agreement remained unchanged. In connection with the
First Refinancing Amendment, the Company repaid the remaining outstanding balance of the Company's $900.0 million term loan facility using a combination of approximately $198.8 million of cash on hand and the proceeds from a new $700.0 million term loan under the Term Loan Facility, which bears interest at the reduced interest rate provided in the First Refinancing Amendment. No prepayment penalties were incurred in connection with the refinancing. The Company is currently evaluating the appropriate accounting treatment for this transaction under applicable U.S. GAAP, including the guidance in ASC 470, to determine whether the refinancing should be accounted for as a modification or an extinguishment of the existing debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
When used in this Quarterly Report, unless otherwise indicated, the terms the “Company,” “Celsius,” “we,” “us” and “our” refer to
Celsius Holdings, Inc. and its consolidated subsidiaries.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements that are based on the current expectations of our Company and management about future events within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the
Securities Act, and Section 21E of the Exchange Act, and are made in reliance of the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Quarterly Report that are not clearly historical in nature are forward looking. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: our ability to successfully integrate Alani Nu and Rockstar; the strategic investment by and long term partnership with Pepsi; anticipated financial performance; management’s plans and objectives for international expansion and future operations globally; the successful development, commercialization, and timing of new products;
business prospects; outcomes of regulatory proceedings; market conditions; the current and future market size for existing or new products; and any stated or implied outcomes with regards to the foregoing.
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
•Our ability to accurately estimate the termination fees payable to former distributors in connection with the A&R U.S.
Distribution Agreement;
•Our ability to successfully execute our responsibilities under our Captaincy with Pepsi;
•The potential for brand dilution or cannibalization within Celsius’s brand portfolio;
•The increased ownership stake and additional board representation by Pepsi may allow it to exert greater influence over our strategic and governance decisions;
•Our ability to successfully integrate Alani Nu, Rockstar or other businesses that we may acquire;
•Our ability to achieve the benefits that we expect to realize as a result of the Alani Nu Acquisition, Rockstar Acquisition or other businesses that we may acquire;
•The potential negative impact that we could realize as a result of the Alani Nu Acquisition, Rockstar Acquisition or other businesses that we may acquire;
•Liabilities of Alani Nu, Rockstar or other businesses that we may acquire that are not known to us;
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
•Our ability to successfully achieve the benefits of our acquisition of Big Beverages, a co-packer;
•Our ability to successfully estimate and/or generate demand through the use of third-parties, including celebrities, social media influencers, and others, may expose us to risk of negative publicity, litigation, and/or regulatory enforcement action;
•The impact of additional labeling or warning requirements or limitations on the marketing or sale of our products;
•Our ability to successfully expand outside of the U.S. and the impact of U.S. and international laws, including export and import controls and other risk exposure;

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
•The impact of any actions by the U.S. Food and Drug Administration regarding the manufacture, composition/ingredients, packaging, marketing/labeling, storage, transportation, and/or distribution of our products;
•The impact of any actions by the Federal Trade Commission on our advertising;
•Our ability to effectively compete in the functional beverage product industry and the strength of such industry;
•The impact of changes in consumer product and shopping preferences;
•The impact of changes in government regulation and our ability to comply with existing regulation concerning energy drinks;
•Compliance with California’s climate disclosure laws may subject us to increased regulatory scrutiny, potential penalties and legal risks, which could adversely affect the our operations, financial condition and reputation;
•Other statements regarding our future operations, financial condition, prospects and business strategies; and
•Those factors contained in this Quarterly Report under the heading, "Risk Factors".
Forward-looking statements and information involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I, Item 1A Risk Factors of our Annual Report. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this Quarterly Report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-
looking statements included in this Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Our Business
Executive-Level Overview
Celsius is a functional energy drink company operating in the U.S. and internationally. We currently market three brands within our portfolio: CELSIUS®, our flagship functional energy brand; Alani Nu, a wellness-focused energy and nutritional product brand acquired in April 2025; and Rockstar, a classic energy drink with a rich brand heritage acquired in August 2025. Together, these brands position us to serve a broad and growing base of consumers seeking functional performance, better-for-you formulations and active lifestyle support.
Celsius is available in two convenient forms: ready-to-drink and an on-the-go powder form. Additionally, we offer our CELSIUS
ESSENTIALS™ line, featuring 16-ounce cans enriched with aminos. In 2025, we introduced CELSIUS® Hydration, a line of non-
caffeinated, zero-sugar hydration powders, featuring electrolytes in a variety of fruit-forward flavors. Our product range is widely available across the U.S. and in select territories in Canada in various retail outlets, including grocery stores, natural product stores, convenience stores, fitness centers, mass retailers, vitamin specialty stores and through e-commerce platforms. Moreover, our products are offered in select markets in Europe, the Middle East and the Asia-Pacific region as we have continued to expand our global presence.
Alani Nu expands our reach beyond energy into wellness and nutrition with a product range spanning energy drinks, pre-workout formulas, protein beverages and supplements. With a strong following among Gen Z and female consumers, Alani Nu adds depth to our innovation pipeline and provides meaningful opportunities for global expansion.
Through our addition of Rockstar, we also participate in the classic energy segment, offering beverages in both full-sugar and zero-sugar formats. Rockstar complements our portfolio with its established brand equity and appeal to traditional energy drink consumers.

Collectively, our brands position Celsius to meet the diverse preferences of consumers seeking functional performance, wellness benefits and better-for-you energy options.
We engage in various aspects of developing, manufacturing, processing, marketing, selling, and distributing Celsius, Alani Nu and
Rockstar products. Our operational model strategically relies primarily on co-packers for the manufacture and supply of our products, leveraging their specialized expertise and scalable production capabilities. Additionally, we utilize our in-house manufacturing facility to complement our strategic use of co-packers. This approach allows us to maintain flexibility in responding to market demands and to focus our resources on innovation, marketing, and expanding our distribution channels. We continuously assess and work to optimize our supply chain to ensure quality, consistency and timely delivery to our customers.
On August 28, 2025, building on the long-term distribution agreement originally established with Pepsi in August 2022, we entered into a series of transactions that expanded our strategic partnership. These included (i) the Rockstar Acquisition, (ii) the issuance of Series B
Preferred Stock and amendment of the existing Series A Preferred Stock, and (iii) the execution of the A&R U.S. Distribution
Agreement, which designates Pepsi as the primary distributor of our Alani Nu and Rockstar products in the U.S. (excluding Puerto Rico and the U.S. Virgin Islands) and Canada. Under the enhanced commercial arrangement, Pepsi has agreed to use its commercially reasonable efforts to sell and distribute our full portfolio of products in accordance with the Captaincy.
Impact of Tariffs and Macroeconomic Trends
The imposition of tariffs including U.S. tariffs imposed or threatened to be imposed on other countries and any tariffs imposed by such countries have impacted and could continue to impact our supply chain, including the cost of certain raw materials and packaging. In addition, any supply chain constraints, inflationary impacts or reduced consumer demand for our products as a result of such tariffs or ongoing macroeconomic uncertainty could impact our results. The rapidly changing nature of global trade policies and tariff regulations introduces uncertainty, making it difficult to reasonably estimate potential future impacts from such policies and regulations.
Impact of One Big Beautiful Bill Act
On July 4, 2025, the OBBBA was signed into law in the U.S. The legislation introduced a wide array of changes to the U.S. corporate tax system, including permanent extensions of certain provisions of the Tax Cuts and Jobs Act of 2017 and substantial modifications to the international tax regime applicable to U.S. multinational corporations. Key international provisions include changes to the Global
Intangible Low-Taxed Income regime, the treatment of foreign tax credits, and interest expense limitations under Section 163(j). While certain provisions take effect in 2025, others are phased in over subsequent years. The OBBBA did not materially impact our estimated annual effective tax rate as of September 30, 2025.
Interest Rate Risk
Fluctuations in market interest rates may cause future cash flows to vary. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. This can affect both our borrowing costs and the fair value of our debt obligations. We are subject to interest rate risk in connection with the term loan facility, which bears interest at variable rates based on benchmark reference rates plus a fixed margin. For additional information see Note 6. Debt in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Results of Operations
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Revenue
For the three months ended September 30, 2025, revenue was approximately $725.1 million, an increase of $459.4 million, or 172.9%, from $265.7 million for the three months ended September 30, 2024.
For the three months ended September 30, 2025, revenue in North America increased by $454.9 million, or 184.1%, compared to the three months ended September 30, 2024. The increase was primarily attributable to the Alani Nu Acquisition, which contributed approximately $332.0 million of revenue, reflecting the impact of limited-time offer programs and an overall strong organic performance. In addition, higher Celsius brand revenue reflected continued distribution gains and improved scanner trends. Celsius brand results also benefited from lower revenue comparables in the third quarter of 2024, which was adversely impacted by inventory timing and reduced sell-in to our largest distributor; however, this favorable comparison was tempered as distributor inventory levels, while higher than the prior-year period, remained below historical levels. Gains for the Celsius brand were partially offset by the timing of promotional expenses during the quarter, which negatively impacted revenue.

European revenue for the three months ended September 30, 2025 was approximately $17.7 million, representing an increase of $1.4 million, or 8.9%, from the three months ended September 30, 2024. Asia-Pacific revenue generated approximately $3.5 million for the three months ended September 30, 2025, with other international markets contributing an additional $1.9 million in revenue for the three months ended September 30, 2025. The international markets continued to expand during the quarter, driven by recent market launches and continued investment in distribution, marketing, and strategic partnerships to support long-term growth.
The following table sets forth the amount of revenue by geographical location for the three months ended September 30, 2025 and
September 30, 2024:

	Three Months Ended September 30,
(Amounts in thousands)	2025	2024
North America	$701,990	$247,125
Europe	17,691	16,243
Asia-Pacific	3,518	594
Other	1,907	1,786
Revenue	$725,106	$265,748
Gross Profit
For the three months ended September 30, 2025, gross profit increased by $250.1 million to $372.3 million, an increase of 204.6% from
$122.2 million for the three months ended September 30, 2024. This increase was driven primarily by the Alani Nu Acquisition. Gross profit margin was 51.3% for the three months ended September 30, 2025 and 46.0% for the three months ended September 30, 2024.
This margin improvement was primarily driven by lower net portfolio promotional spend, pack mix, favorable channel mix, scale benefits on raw materials from higher volume, negative impacts from tariffs and the impact of comparatively lower margin contributions from Alani Nu and Rockstar.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2025 were $205.6 million, an increase of
$80.2 million, or 64.0%, from $125.4 million for the three months ended September 30, 2024.
The change in selling, general and administrative expenses included:
An increase of $47.9 million in marketing and selling expense. This increase was primarily due to:
•$19.3 million attributable to Alani Nu, primarily related to sales and marketing employee costs, marketing investments to support brand growth, and storage and distribution expenses associated with the brand’s commercial expansion;
•$17.8 million in marketing expenses, primarily attributable to the ongoing "Live. Fit. Go." campaign, our largest marketing initiative to date, designed to support long-term brand development;
•$4.8 million in employee-related costs, primarily reflecting the expansion of our workforce through continued investment in sales and marketing personnel to support our strategic growth initiatives; and
•$6.0 million in other selling expenses, including storage and distribution costs associated with expanded sales volume and channel growth.

An increase of $32.3 million in administrative expenses. This increase was primarily due to:
•$15.3 million in acquisition and integration-related costs, primarily consisting of legal and professional service fees incurred in connection with the Rockstar Acquisition and Alani Nu Acquisition and their subsequent integration;
•$12.5 million attributable to Alani Nu, primarily related to administrative employee costs, amortization of intangible assets, and other general administrative expenses; and
•$4.5 million in other administrative expenses, including administrative employee related costs, amortization of intangibles, and stock-based compensation.
Distributor Termination Fees
In addition to the selling, general and administrative expense changes described above, we also incurred termination fees of $246.7 million for the three months ended September 30, 2025, due to the termination of certain former Alani Nu distributors. There were no such expenses in the comparable period in 2024.
Other (Expense) Income
Total other expense for the three months ended September 30, 2025 was $8.0 million compared to other income of $11.4 million for the three months ended September 30, 2024, reflecting an unfavorable change of $19.4 million. This increase in other expense was primarily driven by $18.2 million of interest expense related to our outstanding debt, whereas no such debt existed in the prior-year interim period.
Additionally, interest income decreased compared to the prior period, partially offset by income recognized in connection with Rockstar.
Provision for Income Taxes
In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which it operates, to determine its quarterly provision for income taxes. Certain discrete items are recognized separately in the quarter in which they occur and may cause variability in the effective tax rate from quarter to quarter. The Company’s effective tax rate may change from period to period due to recurring and nonrecurring factors, including the geographic mix of earnings, enacted tax legislation, and state and local income taxes.
For the three months ended September 30, 2025, the Company’s effective tax rate was 30.7%, reflecting a tax benefit, compared to
22.3%, reflecting a tax expense, for the same period in 2024. The higher effective tax rate for the current quarter, which contributed to a greater income tax benefit, primarily reflects the favorable impact of distributor termination expenses on state income taxes and higher tax benefits from foreign operations included in the Company’s forecasted annual effective tax rate, partially offset by income tax expense associated with stock-based compensation shortfalls and other non-deductible items. The current period’s effective tax rate exceeded the U.S. federal statutory rate of 21.0%, primarily due to the aforementioned effects of distributor termination expenses and state income taxes on the Company’s forecasted annual effective tax rate. In the prior-year quarter, the effective tax rate exceeded the statutory rate primarily due to disallowed stock-based compensation expense and state income taxes.
We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our tax returns for tax years beginning 2020 remain subject to potential examination by the taxing authorities.
Net (Loss) Income Attributable to Common Stockholders
Net loss attributed to common stockholders for the three months ended September 30, 2025 was $70.7 million, representing basic loss per share of $(0.27) based on a basic weighted average of 257.8 million shares outstanding. In comparison, for the three months ended
September 30, 2024 our net loss attributed to common stockholders was $0.6 million, representing basic loss per share of $(0.00) based on a weighted average of 233.7 million shares outstanding. Diluted loss per share was $(0.27) and $(0.00) for the three months ended
September 30, 2025 and 2024, respectively. The increase in net loss attributable to common stockholders for the three months ended
September 30, 2025 was primarily driven by distributor termination fees incurred in connection with transitioning Alani Nu to the Pepsi distribution network, higher selling, general and administrative expenses and interest expense related to the debt issued in the second quarter of 2025. These unfavorable factors were partially offset by positive net income generated by Alani Nu. The results for the three months ended September 30, 2025 also benefited from comparison to a softer prior-year period, when Pepsi’s inventory optimization negatively impacted our results.

Nine months ended September 30, 2025 compared to Nine months ended September 30, 2024
Revenue
For the nine months ended September 30, 2025, revenue was approximately $1,793.6 million, an increase of $770.2 million, or 75.3%, from $1,023.4 million for the nine months ended September 30, 2024.
For the nine months ended September 30, 2025, revenue in North America increased by $754.0 million, or 77.8%, compared to the nine months ended September 30, 2024. The increase was driven primarily by the Alani Nu Acquisition, which contributed approximately
$633.2 million following the acquisition. The remainder of the growth reflected higher revenue for the Celsius brand, which increased
12.5% compared to the prior-year period, from expanded distribution, new product innovation and broader brand awareness. The year to date comparison for the Celsius brand also benefited from lower revenue in the third quarter of 2024, when Pepsi's inventory optimization reduced sell-in while promotional programs remained active.
European revenues for the nine months ended September 30, 2025 were approximately $54.7 million, representing an increase of $7.6 million, or 16.1%, from the nine months ended September 30, 2024. Asia-Pacific revenues generated approximately $10.1 million for the nine months ended September 30, 2025, with other international markets contributing an additional $5.9 million in revenue for the nine months ended September 30, 2025. The international markets continued to expand during the quarter, driven by recent market launches and continued investment in distribution, marketing, and strategic partnerships to support long-term growth.
The following table sets forth the amount of revenues by geographical location for the nine months ended September 30, 2025 and
September 30, 2024:

	Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
North America	$1,722,983	$968,988
Europe	54,651	47,069
Asia-Pacific	10,143	2,129
Other	5,864	5,247
Revenue	$1,793,641	$1,023,433
Gross Profit
For the nine months ended September 30, 2025, gross profit increased by $412.0 million to $925.5 million, an increase of 80.2%, from
$513.5 million for the nine months ended September 30, 2024. Gross profit margin increased to 51.6% for the nine months ended
September 30, 2025 from 50.2% for the nine months ended September 30, 2024. This gross profit margin increase was primarily driven by lower net portfolio promotional spend, favorable channel, price and pack mix which were partially offset by the impact of comparatively lower margin contributions from Alani Nu and Rockstar and inventory valuation step-up adjustments following our acquisitions.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2025 were $563.8 million, an increase of
$224.5 million, or 66.2%, from $339.3 million for the nine months ended September 30, 2024.
The change in selling, general and administrative expenses included:
An increase of $110.9 million in administrative expenses. This increase was primarily due to:
•$40.4 million in acquisition and integration-related costs, primarily consisting of legal and professional service fees incurred in connection with the Alani Nu Acquisition and the Rockstar Acquisition and the integration of those businesses into our operations;
•$28.3 million attributable to Alani Nu, primarily related to administrative employee costs, amortization of intangible assets, and other general administrative expenses;
•$16.4 million in other administrative expenses, including depreciation, amortization of intangibles, and stock-based compensation;
•$13.8 million due to the remeasurement of contingent consideration related to the Alani Nu Acquisition, reflecting stronger-than-expected revenue performance and an upward revision to forecasted results; and
•$12.0 million in general administrative costs, including legal, consulting, and other professional service expenses.
An increase of $113.6 million in marketing and sales expenses. This increase was primarily due to:
•$49.0 million attributable to Alani Nu, primarily related to sales and marketing employee costs, marketing investments to support brand growth, and storage and distribution expenses associated with the brand’s commercial expansion;
•$38.1 million in marketing expense, reflecting continued execution of the "Live. Fit. Go." campaign, which launched earlier in the year and remained our largest marketing initiative to date;
•$15.9 million in employee-related costs, primarily reflecting the expansion of our workforce through continued
investment in sales and marketing personnel to support our strategic growth initiatives; and
•$10.6 million in other selling expenses, including storage and distribution costs associated with expanded sales volume and channel growth.
Distributor Termination Fees
In addition to the selling, general and administrative expense changes discussed above, we also incurred termination fees of $246.7 million for the nine months ended September 30, 2025 due to the termination of certain former Alani Nu distributors. There were no such expenses in the comparable period in 2024.
Other (Expense) Income
Total other expense was $12.6 million for the nine months ended September 30, 2025, compared to other income of $31.0 million for the nine months ended September 30, 2024, reflecting an unfavorable change of $43.6 million. This change was primarily driven by
$36.3 million of interest expense recognized in 2025 related to our outstanding debt, whereas no such debt existed in the prior-year period. Additionally, interest income decreased compared to the prior period, partially offset by income recognized in connection with
Rockstar.

Provision for Income Taxes
For the nine months ended September 30, 2025, our effective tax rate was 18.7%, as compared to 20.1% for the same period in 2024.
The decrease was primarily driven by deferred state income tax benefits arising from distributor termination expenses, combined with favorable tax benefits from foreign operations. These factors were partially offset by income tax expense related to stock award shortfalls and non-deductible expenses associated with the issuance of stock-based compensation. The effective tax rate for the current period was below the U.S. federal statutory rate of 21.0%, primarily due to the deferred state income tax benefits recognized in connection with distributor termination expenses, as well as favorable foreign tax impacts. The prior-year effective tax rate was also below the statutory rate, primarily reflecting windfall benefits from stock-based compensation, partially offset by disallowed stock-based compensation expenses and state income taxes.
We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our tax returns for tax years beginning 2020 remain subject to potential examination by the taxing authorities.
Net Income Attributable to Common Stockholders
Net income attributed to common stockholders for the nine months ended September 30, 2025 was $54.7 million, representing basic earnings per share of $0.22 based on a basic weighted average of 250.3 million shares outstanding. In comparison, for the nine months ended September 30, 2024 our net income attributed to common stockholders was $131.0 million, representing basic earnings per share of $0.56 based on a weighted average of 233.2 million shares outstanding. Diluted earnings per share was $0.22 and $0.55 for the nine months ended September 30, 2025 and 2024, respectively. The decrease in net income attributable to common stockholders for the nine months ended September 30, 2025 was primarily driven by distributor termination fees incurred in connection with transitioning Alani
Nu distribution to the Pepsi distribution network, higher selling, general and administrative expenses, and interest expense related to newly incurred debt. These unfavorable factors were offset by positive net income from the Alani Nu Acquisition and interest income from our money market accounts.
Liquidity and Capital Resources
General
As of September 30, 2025, we had unrestricted cash and cash equivalents of approximately $806.0 million, restricted cash of $126.5 million and net working capital of $912.6 million.
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
On April 1, 2025, we completed the Alani Nu Acquisition for total consideration comprising (i) $1,275.0 million in cash paid at closing, subject to adjustment as set forth in the Membership Interest Purchase Agreement, (ii) an aggregate of 22,451,224 shares of our common stock, and (iii) up to $25.0 million in additional cash consideration, payable only if revenue from Alani Nu’s products meets or exceeds an agreed-upon target for 2025. Any such contingent consideration is expected to be paid in 2026. For the nine months ended September
30, 2025, we recorded a measurement period adjustment primarily related to property, plant and equipment for $2.9 million, and the total cash consideration paid, net of cash received, is reflected in our cash flows from investing activities. For additional information, see Note
5. Acquisitions in the notes to the condensed consolidated financial statements.
In connection with our Alani Nu Acquisition, we, together with certain of our subsidiaries as guarantors, the lenders and issuing banks from time to time party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent, entered into the secured
Credit Agreement. The Credit Agreement provides for the Term Loan Facility in an aggregate principal amount of up to $900.0 million, which was fully drawn to fund a portion of the purchase price for Alani Nu, and a Revolving Credit Facility in an aggregate principal amount of up to $100.0 million, which may include the issuance of letters of credit in a stated face amount of up to, but not exceeding,
$50.0 million. The Term Loan Facility matures on April 1, 2032, and the Revolving Credit Facility matures on April 1, 2030. For additional information see Note 6. Debt in the notes to the condensed consolidated financial statements.

On October 2, 2025, subsequent to the end of the reporting period, Celsius Holdings, Inc. and Celsius, Inc. entered into the First
Refinancing Amendment. This amendment reduced the applicable interest rates under both the Term Loan Facility and the Revolving
Credit Facility by 0.75%. All other material terms of the Credit Agreement remained unchanged. In connection with the First
Refinancing Amendment, we repaid the remaining outstanding balance of our $900.0 million term loan facility using a combination of approximately $198.8 million of cash on hand and the proceeds from a new $700.0 million term loan under the Term Loan Facility, which bears interest at the reduced interest rate provided in the First Refinancing Amendment. No prepayment penalties were incurred in connection with the refinancing.
Cash flows for the nine months ended September 30, 2025 and 2024
Cash flows provided by operating activities
Cash flows provided by operating activities totaled $478.9 million for the nine months ended September 30, 2025, which compares to
$187.2 million cash provided by operating activities for the nine months ended September 30, 2024. The $291.7 million increase was primarily driven by strong operational performance, including the addition of net income and revenue from Alani Nu and higher accounts payable and accrued liabilities resulting from the timing of payments. The increase also reflects cash received from Pepsi related to the termination of existing Alani Nu distributors under the A&R U.S. Distribution Agreement, which had not yet been paid to terminated distributors as of September 30, 2025.
Cash flows used in investing activities
Cash flows used in investing activities totaled $1,278.7 million for the nine months ended September 30, 2025, compared to cash used in investing activities of $21.0 million for the nine months ended September 30, 2024. The $1,257.7 million increase was primarily attributable to cash paid as part of the Alani Nu Acquisition as well as increased capital expenditures related to investment in machinery and equipment at our wholly owned manufacturing facility, Big Beverages. For more information, see Note 5. Acquisitions in the notes to the condensed consolidated financial statements.
Cash flows provided by financing activities
Cash flows provided by financing activities totaled $839.9 million for the nine months ended September 30, 2025, compared to $18.5 million cash flows used in financing activities for the same period in 2024, representing an $858.4 million increase. The increase was primarily driven by debt incurred in connection with the Alani Nu Acquisition whereas no such debt existed in prior year. For more information, see Note 6. Debt in the notes to the condensed consolidated financial statements.
Off Balance Sheet Arrangements
As of September 30, 2025 and December 31, 2024, we had no off balance sheet arrangements.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United
States of America, which requires us to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. Except for those described below, there have been no material changes to our critical accounting policies or estimates from those described in Part II, Item 7, Management's Discussion and Analysis of Financial
Condition and Results of Operations included in our Annual Report.
Business Combinations
We account for acquisitions using the acquisition method, under which, upon obtaining control, we recognize each identifiable asset acquired and liability assumed at its acquisition date fair value. The determination of those fair values requires significant judgment and the use of valuation techniques when observable market inputs are unavailable. We value intangible assets using models such as the income approach (relief-from-royalty model) and other cost-based techniques. Key unobservable inputs include but are not limited to forecasted revenue growth rates, discount rates, royalty rates and estimated useful lives. We engage third-party valuation specialists to review these critical assumptions and prepare detailed fair value analyses for material acquisitions.
Any excess of the purchase consideration over the fair values of identifiable net assets is recorded as goodwill. During the measurement period, up to one year from the acquisition date, significant provisional amounts are adjusted with a corresponding offset to goodwill.
Preferred Stock
On the Closing Date of the Pepsi Transactions, we measured the fair value of our Preferred Stock using a Monte Carlo simulation because these instruments include path dependent features, multiple redemption and conversion decision dates, an automatic conversion and a 10-day VWAP test. The model used observable market data at the measurement date, such as the price of our common stock. Since the valuation required significant unobservable inputs, including the probability of meeting certain triggering conditions, equity volatility and discount rates for redemption cash flows, the measurement is classified within Level 3 of the fair value hierarchy.
We engaged third-party valuation specialists to review these critical assumptions and prepare detailed fair value analyses for our
Preferred Stock. Key assumptions included the probability of meeting triggering conditions, equity volatility, the time horizon to decision dates and discount rates. These estimates were judgmental and could materially affect results.
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
Interest Rate Risk
We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of September 30, 2025, the interest rate on our $897.8 million term loan incurred in connection with the Alani Nu
Acquisition was 7.29%. Based on the outstanding balances as of September 30, 2025, if our applicable interest rate increased by 1%, then our debt service on an annual basis would increase by approximately $8.8 million. For more information, see Note 6. Debt in the notes to the condensed consolidated financial statements.
We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates.

Except as described herein, there have been no material changes to the information regarding market risk provided in Item 7A.
Quantitative and Qualitative Disclosures about Market Risk contained in our Annual Report.
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
Our Chief Executive Officer, as well as our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and our Chief
Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
On April 1, 2025, we completed the Alani Nu Acquisition. In accordance with interpretive guidance issued by the SEC staff, management is permitted to exclude an acquired business from its assessment of internal control over financial reporting in the first year post-acquisition. Given the overlapping nature of internal controls and disclosure controls and procedures, we have excluded the portion of disclosure controls and procedures that are subsumed within the internal control over financial reporting of Alani Nu from management's evaluation of our disclosure controls and procedures as of September 30, 2025.
Alani Nu, excluding the effects of purchase accounting, represented approximately 12.6% of our consolidated total assets as of
September 30, 2025 and 35.3% of consolidated revenue for the nine months ended September 30, 2025. We will include Alani Nu in our assessment of internal controls over financial reporting and disclosure controls and procedures no later than the first anniversary of the acquisition date, as required.
On August 28, 2025, we completed the Rockstar Acquisition. In accordance with interpretive guidance issued by the SEC staff, management is permitted to exclude an acquired business from its assessment of internal control over financial reporting in the first year post-acquisition. Given the overlapping nature of internal controls and disclosure controls and procedures, we have excluded the portion of disclosure controls and procedures that are subsumed within the internal control over financial reporting of Rockstar from management's evaluation of our disclosure controls and procedures as of September 30, 2025.
Rockstar, excluding the effects of purchase accounting, represented approximately 0.5% of our consolidated total assets as of
September 30, 2025 and 0.7% of consolidated revenue for the nine months ended September 30, 2025. We will include Rockstar in our assessment of internal controls over financial reporting and disclosure controls and procedures no later than the first anniversary of the acquisition date, as required.
Changes in Internal Control Over Financial Reporting
Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule
13a-15(f)) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
The information required by this Item is included in Note 16. Commitments and Contingencies in the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors.
We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.
Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends.
Except for the risks discussed elsewhere in this Quarterly Report, during the reporting period covered by this Quarterly Report, there have been no material changes to our risk factors as set forth in Part I, Item 1A Risk Factors in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2025, we purchased the following shares of our common stock to satisfy the employee tax withholding obligations upon the vesting of equity awards:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	133	$31.18	—	$—
August 1, 2025 to August 31, 2025	8,921	50.81	—	—
September 1, 2025 to September 30, 2025	—	—	—	—
Total	9,054		—	$—
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the quarter ended
September 30, 2025, except as set forth below, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Name and Title	Type of Plan	Participant's Adoption Date	Termination Date or Date Terminated by Participant	Aggregate Number of Securities	Description of Trading Arrangement
John Fieldly, Chief Executive Officer	10b5-1(c)(1) Trading Plan	March 7, 2025	Terminated by Mr. Fieldly on August 11, 2025	632,044	Sale of shares of common stock (vested stock options or other awards)

Item 6. Exhibits.
Index to Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1*	Composite Articles of Incorporation of Celsius Holdings, Inc.

3.2	Second Amended and Restated Bylaws	10-Q	3.2	8/6/2024

3.3	Certificate of Designation of Series B Convertible Preferred Stock of Celsius Holdings, Inc	8-K	3.1	8/29/2025

3.4	Certificate of Amendment to Designation of the Series A Convertible Preferred Stock of Celsius Holdings, Inc.	8-K	3.2	8/29/2025

10.1†	Securities Purchase Agreement, dated as of August 28, 2025, by and between Celsius Holdings, Inc. and PepsiCo., Inc.	8-K	10.1	8/29/2025

10.2	Amended and Restated Registration Rights Agreement, dated as of August 28, 2025, by and between Celsius Holdings, Inc. and PepsiCo, Inc.	8-K	10.2	8/29/2025

10.3†+	Transaction Agreement, dated as of August 28, 2025, by and between Celsius Holdings, Inc., and PepsiCo., Inc.	8-K	10.3	8/29/2025

10.4†+	Amended and Restated Distribution Agreement, dated as of August 28, 2025, by and among Celsius, Inc., Alani Nutrition LLC, Celsius Brands LLC, PepsiCo., Inc., and, solely with respect to Section 9, Celsius Holdings, Inc.	8-K	10.4	8/29/2025

31.1*	Section 302 Certification by Chief Executive Officer

31.2*	Section 302 Certification by Chief Financial Officer

32.1**	Section 906 Certification by Chief Executive Officer

32.2**	Section 906 Certification by Chief Financial Officer

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachment)
__________________________________________________
*Filed herewith.
**    Furnished herewith.
+ Certain provisions and terms of this Exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K, because
Celsius customarily and actually treats that information as private or confidential and the omitted information is not material.
Celsius will supplementally provide a copy of an unredacted copy of this exhibit to the Securities and Exchange Commission or its staff upon request.
†    Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. Celsius agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Date: November 7, 2025	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)