Form 10-K
period 2025-12-31
Celsius Holdings, Inc.
filed 2026-03-02
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $9.7 billion as of June 30, 2025, on the Nasdaq Capital Market. For purposes of the foregoing computation, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

There were 256,975,993 shares of Common Stock outstanding as of February 23, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the SEC no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025.

MASTER GLOSSARY

Term	Definition
2015 Plan	The Celsius Holdings, Inc. 2015 Stock Incentive Plan
2025 Plan	The Celsius Holdings, Inc. 2025 Omnibus Incentive Compensation Plan
A&R Canada Distribution Agreement	Amended and Restated Distribution Agreement between the Company and Pepsi, including Pepsi's affiliates, select territories in Canada, entered into in August 2025
A&R Distribution Agreements	Collectively, the A&R Canada Distribution Agreement and the A&R U.S. Distribution Agreement
A&R U.S. Distribution Agreement	Amended and Restated Distribution Agreements between the Company and Pepsi, including Pepsi's affiliates, covering the U.S. (excluding Puerto Rico and the U.S. Virgin Islands), entered into in August 2025
AI	Artificial Intelligence
Alani Nu	Alani Nutrition LLC, a wholly owned subsidiary of the Company
Alani Nu Acquisition	The Company's acquisition of Alani Nu on April 1, 2025
ASC	Accounting Standards Codification
ASC 260	ASC Topic 260, Earnings per Share
ASC 360	ASC Topic 360, Property, Plant and Equipment
ASC 420	ASC Topic 420, Exit or Disposal Cost Obligations
ASC 470	ASC Topic 470, Debt
ASC 480	ASC Topic 480, Distinguishing Liabilities from Equity
ASC 505	ASC Topic 505, Treasury Stock
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 718	ASC Topic 718, Stock-based compensation
ASC 805	ASC Topic 805, Business Combinations
ASC 820	ASC Topic 820, Fair Value Measurement
ASC 842	ASC Topic 842, Leases
ASU	Accounting Standards Update
Audit Committee	The Company's internal Enterprise Risk and Audit Committee
BEAT	Base erosion anti-abuse tax
BEPS	Base erosion and profit shifting
Big Beverages	Big Beverages Contract Manufacturing, L.L.C., a wholly owned subsidiary of the Company
Board	Board of Directors of Celsius Holdings, Inc.
Captaincy	An enhanced, long-term arrangement according to which Pepsi uses commercially reasonable efforts to sell and distribute the Company’s products in the U.S.
CCPA	California Consumer Privacy Act
Certificates of Designation	The Series A Certificate and the Series B Certificate, collectively
CGMP	Current good manufacturing practice
Closing Date of Alani Nu	April 01, 2025
Closing Date of the Pepsi Transactions	August 28, 2025
CODM	Chief Operating Decision Maker, which is the Company's Chief Executive Officer
Common Stock	The Company's common stock, par value $0.001 per share
Company	Celsius Holdings, Inc., a Nevada corporation
Consolidated Derivative Action	A single combined stockholder derivative action filed by the same stockholders who previously filed the Dobler and Stoyanoff derivative actions.
Credit Agreement	Credit Agreement, dated April 1, 2025, with UBS AG, Stamford Branch, as administrative and collateral agent, as amended by the First Refinancing Amendment and as may be further amended, restated, supplemented or otherwise modified from time to time.
Cyber Incident Policy	Cybersecurity Incident Assessment and Reporting Policy
Cybersecurity Committee	The Company's internal cybersecurity committee
DCA	District Court of Appeal
Derivative Actions	The parties to the Lampert Derivative Action, the Ingrao Derivative Action and the Hammond and Hepworth Derivative Action

MASTER GLOSSARY

Term	Definition
DLOM	Discount for lack of marketability
Dobler Derivative Action	Derivative action filed by stockholder Kurt Dobler
DSD	Direct store delivery
EMEA	Europe, the Middle East and Africa
Eniva	Eniva USA, Inc.
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
First Refinancing Amendment	First refinancing amendment to the Credit Agreement on October 2, 2025.
Flannery Derivative Action	Derivative action filed by stockholder Suzanne Flannery
Forward Stock Split	Three-for-one split of the Company’s common stock on November 13, 2023
FTC	Federal Trade Commission
GDPR	General Data Protection Regulation
GILTI	Global intangible low-taxed income
Hammond and Hepworth Derivative Action	A single combined stockholder derivative action filed by the same stockholders who previously filed the Hammond and Hepworth derivative actions.
Hammond Derivative Action	Derivative action filed by stockholder Jennifer Hammond
Hepworth Derivative Action	Derivative action filed by stockholder Dana Hepworth
ICFR	Internal control over financial reporting
Ingrao Derivative Action	Derivative action filed by stockholder Nicholas R. Ingrao
IT	Information technology
Lampert Derivative Action	Derivative action filed by stockholder Doreen R. Lampert
Murphy Derivative Action	Derivative action filed by stockholder David Murphy
NATO	North Atlantic Treaty Organization
NOL	Net operating loss
OBBBA	One Big Beautiful Bill Act
OECD	Organization for Economic Cooperation and Development
Original Canadian Distribution Agreement	Original distribution agreement between the Company and The Pepsi Bottling Group (Canada), ULC, dated August 9, 2023
Original Purchase Agreement	Original securities purchase agreement between the Company and Pepsi, dated August 1, 2022
Original Transition Agreement	Original channel transition agreement between the Company and Pepsi, dated August 1, 2022
Original U.S. Distribution Agreement	Original distribution agreement between the Company and Pepsi, dated August 1, 2022
Pepsi	PepsiCo, Inc. and its subsidiaries
Pepsi Transactions	The Captaincy together with the Rockstar Acquisition
PIK Dividends	Paid-in-kind Dividends
Pillar Two	Tax legislation enacted by the Organization for Economic Co-operation and Development
Preferred Stock	Series A Preferred Stock together with the Series B Preferred Stock
PSLRA	Private Securities Litigation Reform Act of 1995
PSU	Performance Stock Units
Redemption Price	The applicable amount that the Company would pay to redeem a share of Preferred Stock, including all accrued and unpaid dividends per share.
Regular Dividends	Recurring dividends declared on the Preferred Stock in accordance with the Certificates of Designation
Report	The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 2, 2026
Revolving Credit Facility	The Company's revolving credit facility under the Credit Agreement in an aggregate principal amount of up to $100.0 million

MASTER GLOSSARY

Term	Definition
Rockstar	The Rockstar brand (and the related brands and sub-brands) in the U.S. (excluding Virgin Islands and Puerto Rico) and Canada
Rockstar Acquisition	The Company's acquisition from Pepsi on August 28, 2025 of certain assets and liabilities comprising Rockstar under the Transaction Agreement
RSU	Restricted Stock Units
rTSR	Relative total stockholder return
Rule 10b-5	A U.S. securities rule under the Securities Exchange Act of 1934, as amended, that prohibits fraud in connection with the purchase or sale of securities
S&P	Standard & Poor's
SB 253	Senate Bill 253 - Climate Corporate Data Accountability Act
SB 261	Senate Bill 261 - Climate-Related Financial Risk Act
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Securities Class Action	The consolidation of the two putative securities class actions
Sellers	The sellers of Alani Nu
Series A Certificate	Series A Preferred Stock Certificate of Designation
Series A Preferred Stock	The Company's Series A Convertible Preferred Stock
Series B Certificate	Series B Preferred Stock Certificate of Designation
Series B Preferred Stock	The Company's Series B Convertible Preferred Stock
Series B Purchase Agreement	Agreement under which the Company issued and sold shares of Series B Convertible Preferred Stock to Pepsi
SOFR	Secured Overnight Financing Rate
State Court Derivative Actions	The Flannery Derivative Action together with the Sunny Derivative Action and Murphy Derivative Action
Stipulation of Settlement	Stipulation and agreement of settlement of the Derivative Actions
Stoyanoff Derivative Action	Derivative action filed by stockholder Mark Stoyanoff
Sunny Derivative Action	Derivative action filed by stockholder Shadia Khan Sunny
Suntory Group	Suntory and its affiliated entities
Ten-Day VWAP	Ten-day volume weighted average price of the Company’s common stock
Term Loan Facility	The Company's term loan facility under the Credit Agreement in an aggregate principal amount of up to $900.0 million
Transaction Agreement	The agreement pursuant to which the Company consummated the Rockstar Acquisition and commenced the Captaincy
U.S.	United States of America
U.S. GAAP	Generally accepted accounting principles in the United States of America
U.S. STRIPS Rate	Yield on U.S. Treasury STRIPS, which stands for: Separate Trading of Registered Interest and Principal of Securities

Cautionary Statements Regarding Forward-Looking Statements
This Report contains forward-looking statements that are based on the current expectations of our Company and management about future events within the meaning of the PSLRA of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Report that are not clearly historical in nature, including statements regarding our ability to successfully integrate Alani Nu and Rockstar; the strategic investment by and long-term partnership with Pepsi, including our responsibilities under the Captaincy and the A&R Distribution Agreements; anticipated financial performance; management’s plans and objectives for international expansion and future operations globally; the successful development, commercialization and timing of new products; business prospects; outcomes of regulatory proceedings; market conditions; the current and future market size for existing or new products; the impact of macroeconomic conditions, tariff policies and supply chain constraints; potential effects of emerging climate-related disclosure laws such as California’s Climate Accountability Package; and any stated or implied outcomes with regard to the foregoing, including future tax changes under the OBBBA; and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this Report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and in each case, their negative or other various or comparable terminology and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

•Our ability to successfully integrate Alani Nu, Rockstar or other businesses that we may acquire, achieve the expected benefits of such acquisitions and to manage multiple brands across our product portfolio;
•The potential negative impact that we could realize as a result of the Alani Nu Acquisition, Rockstar Acquisition or other businesses that we may acquire;
•Liabilities of Alani Nu, Rockstar or other businesses that we may acquire that are not known to us;
•Our ability to maintain a strong relationship with Pepsi or any of our other distributors, including our ability to successfully execute our responsibilities under the Captaincy and the A&R Distribution Agreements;
•The increased ownership stake and additional Board representation by Pepsi may allow it to exert greater influence over our strategic and governance decisions;
•The impact of the consolidation of retailers, wholesalers and distributors in the industry;
•Our reliance on key distributor partnerships;
•The potential impact of terminating distributor relationships, including exposure to contractual, statutory or regulatory claims, increased costs, litigation risk and intensified competitive pressures;
•Our ability to maintain strong relationships with our customers and with co-packers to manufacture our products;
•Our failure to accurately estimate demand for our products;
•The impact of increases in cost or shortages of raw materials or increases in costs of co-packing;
•Our ability to successfully estimate and/or generate demand through the use of third-parties, including celebrities, social media influencers and others, may expose us to risk of negative publicity, litigation and/or regulatory enforcement action;
•The impact of additional labeling or warning requirements or limitations on the marketing or sale of our products;
•Our ability to successfully expand outside of the U.S. and the impact of U.S. and international laws, including export and import controls and other risk exposure;
•Our ability to successfully complete or manage strategic transactions, successfully integrate and manage our acquired businesses, brands or bottling operations or successfully realize a significant portion of the anticipated benefits of our joint ventures or strategic relationships;
•Our ability to protect our brand, trademarks, proprietary rights and our other intellectual property;
•The impact of internal and external cyber-security threats and breaches, including risks arising from emerging AI-enabled threats;
•Our ability to comply with data privacy and personal data protection laws;
•Our ability to effectively manage future growth;
•The impact of global or regional catastrophic events on our operations and ability to grow;
•The impact of any actions by the FDA regarding the manufacture, composition/ingredients, packaging, marketing/labeling, storage, transportation and/or distribution of our products;
•The impact of any actions by any regulatory bodies on our advertising;
•Our ability to effectively compete in the functional beverage product industry and the strength of such industry;
•The impact of changes in consumer product and shopping preferences;

•The impact of changes in government regulation and our ability to comply with existing and emerging regulation concerning energy drinks, including climate-disclosure and environmental-reporting requirements;
•The potential effects of tariffs, macroeconomic instability or inflationary pressures on our supply chain, operating costs and consumer demand;
•Our ability to execute any share repurchase program, including the timing, amount and funding of any repurchases and the potential impact of such repurchases on our liquidity and the trading price of our Common Stock;
•Other statements regarding our future operations, financial condition, prospects and business strategies; and
•Those factors contained in this Report under the heading, "Risk Factors".
Forward-looking statements and information involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I, Item 1A Risk Factors. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends, which may change as additional information becomes available or circumstances evolve. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this Report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Risk Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business, reputation, financial condition and/or operating results. You should read this summary together with the more detailed description of each risk contained below.
Risk Factors Related to Our Business
•We rely on distributors to distribute our products in the DSD channel and in international markets. If we are unable to maintain good relationships with our existing distributors, our business will suffer.
•We have extensive commercial arrangements with Pepsi and as a result, significant disagreements with Pepsi or a termination of these arrangements could materially adversely impact our financial position and results of operations.
•Pepsi’s increased ownership stake and additional Board representation may allow it to exert greater influence over our strategic and governance decisions.
•Our ability to successfully execute our responsibilities under the Captaincy and the A&R Distribution Agreements with Pepsi is critical to our long-term performance.
•If we fail to manage future growth effectively, our business could be materially adversely affected.
•Our demand generation strategies through social media and the use of third-parties, including celebrities, social media influencers, and others, as well as the expanding use of AI tools and AI-generated content, may expose us to risk of negative publicity, litigation, and/or regulatory enforcement action, which could impact our future profitability.
•Consolidation of retailers, wholesalers and distributors in the industry may result in downward pressure on sales prices and the changing landscape of the retail market, including the growth of e-commerce, could adversely affect our results of operations.
•We predominantly rely on co-packers to manufacture our products. If we are unable to maintain good relationships with our co-packers or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.
•We may not be able to successfully integrate Alani Nu, Rockstar or other businesses that we may acquire in the future, or achieve the expected benefits of such acquisitions, and such acquisitions may expose us to potential brand overlap, market cannibalization or cultural integration challenges.
•Alani Nu, Rockstar or other acquired businesses may have liabilities that are not known to us.
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
•Tariffs, inflationary pressures and global supply-chain disruptions could increase costs and reduce profitability.
•We must continually maintain, protect and upgrade our information-technology systems, including protecting against internal and external cyber-security threats, data breaches and emerging AI-driven attacks. Any such breach or system failure could result in significant business disruption, reputational harm and regulatory exposure.
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
•We depend upon our trademarks and proprietary rights and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position.
•If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions or private litigation, which may negatively impact our business and operating results.
•We may incur material losses as a result of product recalls, regulatory enforcement actions and liabilities related to our products.
•The FDA could take issue with the manufacturer, composition/ingredients, packaging, marketing/labeling, storage, transportation and/or distribution of our products.
•Our advertising and promotional activities may be subject to regulatory review of the truthfulness and substantiation of product claims.
•We rely on our management team and other key personnel.
•If we fail to attract or maintain a highly skilled and diverse workforce, our business could be negatively affected.
•Global or regional catastrophic events could impact our operations and affect our ability to grow our business.
•Climate change and natural disasters may affect our business.
•Compliance with climate-disclosure and environmental-reporting requirements may increase costs and regulatory risk.
Risk Factors Related to Our Industry
•We are subject to significant competition by other companies in the functional beverage product industry.
•Termination of distributor relationships could expose us to legal, financial and competitive risks.
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
•Changes in government regulation or failure to comply with existing regulation could adversely affect our business and financial performance.
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
Risk Factors Related to Financial Risks
•We have incurred significant indebtedness in connection with recent acquisitions, which increases our financial leverage and exposes us to risks related to liquidity, compliance with debt covenants and future refinancing.
•Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.
•Changes in U.S. tax law, including those introduced under the OBBBA, may further impact our tax obligations and planning strategies.
•Increases in market interest rates could materially increase our borrowing costs, reduce cash flow and adversely affect our financial condition and results of operations.
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
•Future issuances of common or preferred stock could dilute existing stockholders and reduce the market value of our Common Stock.
•We cannot guarantee that any share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase volatility in the trading price of our stock and reduce our cash reserves.
•We do not expect to pay cash dividends on our Common Stock in the foreseeable future.

PART I
Item 1. Business.
When used in this Report, unless otherwise indicated, the terms the "Company,” “Celsius,” “we,” “us” and “our” refer to Celsius Holdings, Inc. and its subsidiaries. Definitions of certain capitalized terms used in this Report are included within the Master Glossary.
We were incorporated in the State of Nevada on April 26, 2005. Our Common Stock is listed on the Nasdaq Capital Market under the symbol "CELH".
Overview
Celsius operates as a functional energy drink and wellness beverage company in the U.S. and internationally. We develop, process, market, sell, manufacture and distribute a portfolio of differentiated products with innovative formulas meant to positively impact the lives of our consumers. Our products are positioned as premium lifestyle beverages designed to support active, wellness-oriented, modern energy drink consumers. Our portfolio primarily consists of energy drinks offered under the CELSIUS®, Alani Nu® and Rockstar® brands, with CELSIUS® and Alani Nu® also offering a range of additional wellness products. Through these brands, we serve a broad range of consumers across the functional energy and adjacent wellness categories.
Our products are available in the U.S., Canada, Europe, the Middle East and the Asia-Pacific regions. They are sold through multiple channels, including conventional grocery, natural-food and convenience stores, fitness centers, mass-market and vitamin specialty retailers and e-commerce platforms.
On the Closing Date of the Pepsi Transactions, we entered into a series of related transactions and agreements with Pepsi, which included the following:
•Securities Purchase Agreement - We issued and sold 390,000 shares of Series B Preferred Stock to Pepsi and modified certain terms of the outstanding shares of Series A Preferred Stock to align key terms, such as conversion and redemption dates, with those of the newly issued Series B Preferred Stock, all of which are currently held by Pepsi. These issuances and modifications formed part of the overall consideration exchanged in connection with the Pepsi Transactions. As part of these arrangements, Pepsi received the right to designate an additional member to our Board, giving Pepsi a total of two Board seats.
•Rockstar Acquisition - Pursuant to the Transaction Agreement, we acquired certain assets and assumed certain liabilities comprising Rockstar in the U.S. and Canada. The consideration for this acquisition included the consideration described above and other commercial commitments set forth in the Transaction Agreement.
•Captaincy - Also pursuant to the Transaction Agreement, we and Pepsi commenced the Captaincy, an enhanced long-term commercial arrangement under which Pepsi has agreed to use commercially reasonable efforts to sell and distribute our products in the U.S. in accordance with jointly developed sales, placement and promotional priorities. The Captaincy commenced on the Closing Date of the Pepsi Transactions and is expected to continue for the term of the A&R U.S. Distribution Agreement.
•A&R Distribution Agreements - We entered into the A&R Distribution Agreements, under which Pepsi continues to serve as our primary distributor for Celsius products in the U.S. and Canada and has become the primary distributor of Alani Nu and Rockstar products in these markets. All other material provisions of each of the Original U.S. Distribution Agreement and Original Canadian Distribution Agreement remain in effect.
On the Closing Date of Alani Nu, we completed the Alani Nu Acquisition for a total consideration comprising (i) $1,275.0 million in cash, subject to adjustment as set forth in the purchase agreement, (ii) an aggregate of 22,451,224 shares of our Common Stock and (iii) up to $25.0 million in additional cash consideration, which we determined to be fully payable to the Sellers based on Alani Nu’s revenue meeting an agreed upon target for calendar year 2025 and which we expect to pay in the first quarter of 2026.
On the Closing Date of Alani Nu, Celsius and certain of its subsidiaries, the lenders and issuing banks from time to time party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent, entered into a Credit Agreement, which provided for a term loan facility in an aggregate principal amount of up to $900.0 million, which was fully drawn on the Closing Date of Alani Nu to fund a portion of the cash consideration paid to the Sellers (the remaining cash consideration was funded with existing cash on hand), and the Revolving Credit Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of December 31, 2025.
On October 2, 2025, we entered into the First Refinancing Amendment, which amended the Credit Agreement and reduced the applicable interest rates on both the Term Loan Facility and the Revolving Credit Facility by 75 basis points. In connection with the amendment, we repaid the remaining balance of the $900.0 million term loan with a new $700.0 million term loan and approximately $197.8 million of cash on hand. No prepayment penalties were incurred. All other material terms of the Credit Agreement remained unchanged.

Our Products
We introduced our first CELSIUS® functional energy drink in 2005 and our portfolio has expanded significantly as we have broadened our brand platform. Today we offer a range of product lines under the CELSIUS®, Alani Nu® and Rockstar® brands. Each brand features unique flavor profiles, formulations and consumer positioning, allowing us to serve a broad and diverse consumer base within the functional energy category.
We offer a unified portfolio of functional energy and wellness beverages across multiple brands, providing consumers with a variety of formats, flavor profiles and functional benefits. Certain products within our portfolio are formulated with ingredients such as caffeine, green tea extract (EGCG), ginger root extract, amino acids, vitamins, electrolytes and other performance-oriented components. Many products contain zero sugar, are low in calories and are designed to support energy, focus, hydration and overall wellness. Our portfolio includes the following primary product types:
•Ready-to-Drink Energy Beverages – Carbonated and non-carbonated caffeinated energy drinks available primarily in 12-ounce and 16-ounce cans. These products include original formulations, zero-sugar variations and fruit-forward flavors designed to meet a wide range of consumer taste preferences.
•On-the-Go Powder and Hydration Sticks – Single-serve powder sticks designed for portability and mixed with water. These products provide functional benefits similar to ready-to-drink energy beverages and hydration products, offering consumers a convenient and travel-friendly format.
•Nutrition and Wellness Products – Select wellness-focused items offered across the portfolio, including protein and nutrition products, amino blends and other functional supplements that broaden our reach beyond traditional energy beverages.

Across our portfolio, our packaging emphasizes bold graphics and vibrant color palettes to create strong shelf presence and reinforce our brand positioning to reach a broad range of new and existing energy drink consumers. Our products are sold through multiple channels including conventional grocery, natural-food and convenience stores, fitness centers, mass-market and vitamin specialty retailers and e-commerce platforms, allowing us to serve a diverse base of consumers within the functional energy and wellness categories.

Manufacture and Supply of Our Products

Our functional energy drinks, on-the-go powders and other wellness products are primarily produced by well-established beverage co-packers. Additionally, we leverage our in-house manufacturing facility. Utilizing these strategically located resources enables us to efficiently produce and distribute our products. We procure most ingredients and all packaging materials, while both our co-packers and internal operations handle assembly. Our co-packers charge us a fee on a per-case basis. The shelf life of the majority of our products ranges from 15 to 24 months.

We, and our co-packers, purchase raw materials from domestic and international suppliers. The principal raw materials used in our products include aluminum cans, packaging components, natural flavors, sweeteners and functional ingredients such as caffeine, vitamins, minerals and botanical extracts. The cost and availability of these materials are subject to market fluctuations. Packaging materials and most other ingredients are sourced from multiple suppliers, and we are not currently dependent on any single supplier for our overall raw material or packaging needs. We believe that our co-packing arrangements and supply sources sufficiently meet our present requirements.
Distribution
Pepsi Distribution Agreement
On the Closing Date of the Pepsi Transactions, we entered into the A&R Distribution Agreements, which amended and restated in their entirety the Original U.S. Distribution Agreement and Original Canadian Distribution Agreement. Under the A&R Distribution Agreements, Pepsi continues to serve as our primary distributor for Celsius products in the U.S. and Canada and has also become the primary distributor of our Alani Nu and Rockstar products in these markets. All other material terms and covenants contained in the original agreements remain in effect.
In connection with expanding Pepsi’s distribution responsibilities to include Alani Nu, we terminated certain former Alani Nu distributors and transitioned territory rights to Pepsi. Pepsi agreed to reimburse us for distributor termination fees up to $275.0 million, to facilitate this transition. Cash received for these reimbursements is contractually restricted and must be used to settle such obligations, and any unspent amounts must be returned to Pepsi. These reimbursements are recognized as deferred revenue and amortized on a straight-line basis over the approximately 17-year term of the A&R U.S. Distribution Agreement.

The A&R Distribution Agreements continue to provide Pepsi with certain rights contained in the original agreements, including rights of first offer with respect to distribution in select additional territories or future channels. Except for termination by either party “with cause,” the agreement may be terminated by either party upon 12 months’ written notice in the 19th year of the term (i.e., 2041), the 29th year of the term (i.e., 2051) and in each 10th year thereafter (i.e., 2061, 2071, etc.). Termination provisions, including compensation due upon a termination for cause, remain materially consistent with those contained in the original agreements.
Domestic
In the U.S. and Canada, we market and sell our products across a diverse range of retail channels, including supermarkets, convenience stores, drugstores, nutritional stores, food service providers and mass merchants. Our products are widely available in major retail segments, including conventional grocery, natural food stores, convenience stores, fitness centers, mass market retailers, vitamin specialty stores and e-commerce platforms.

Domestically, we distribute our products through a combination of DSD networks, independent distributors and direct sales to retailers. Additionally, our products are available online through leading e-commerce platforms, including Amazon, Shopify, Instacart and Walmart.com, ensuring broad accessibility for consumers.
International
We are continuing to make significant strides internationally for our flagship product CELSIUS® in key global markets. We distribute certain of our products in various foreign regions through regional and country-specific distribution partners, leveraging local market expertise to optimize distribution and brand visibility. With partnerships spanning Europe and the Asia-Pacific region, we have strategically positioned the brand to meet growing global demand. To further support these initiatives, we recently appointed a president to oversee our international operations and drive strategic expansion across key global markets. These efforts demonstrate our commitment to leveraging partnerships, such as those within the Suntory Group, to drive product availability and brand visibility in both established and emerging markets, while utilizing local market expertise to optimize our global expansion strategies.
Customers
Our customer base primarily consists of distributors, e-commerce retailers and various brick-and-mortar outlets, including grocery and convenience stores, club stores and health-focused locations such as gyms and nutrition stores. To support and incentivize the distribution, sales and marketing of our products, we rely on and provide various financial incentives. These incentives include but are not limited to volume-based rebates and promotions, placement fees, listing fees and other discounts.
In 2025, sales to Pepsi constituted 43.2% of our total revenue. As of December 31, 2025, receivables from Pepsi represented 46.2% of our total receivables. The loss of Pepsi or Pepsi's affiliates as our customers could significantly impact our operations, potentially resulting in a material adverse effect on our financial results.
Sales and Marketing
In our sales and marketing approach, we prioritize differentiation, ensuring our brands and products stand out visually and distinctively from other beverages on the shelves of retailers. We continuously review and refresh our products and packaging to maintain uniqueness and appeal. In addition to maximizing product visibility in stores, we focus on developing brand awareness through targeted marketing initiatives, such as sporting events, print (e.g., print displays), radio, digital and streaming platforms, online and social media, television advertising, direct sponsorships, endorsements and in-store displays to promote our brands. Additionally, our branded vehicles are deployed at events for product sampling and to enhance consumer engagement.
Seasonality
As is common in the functional energy drink industry, product sales tend to be seasonal, with the highest volumes typically occurring during the second and third calendar quarters, aligning with the warmer months in our key markets. However, over the course of a full year, these seasonal fluctuations have not had a material impact on our financial results.
Competition
Our products compete broadly with not only functional energy drinks, but all categories of non-alcoholic liquid refreshments. The functional energy drink and liquid refreshment sectors are highly competitive and include international, national, regional and local producers and distributors. Our direct competitors in the functional energy drink sector include but are not limited to Monster Beverage Corporation, Red Bull GmbH, The Coca-Cola Company, Pepsi, Keurig Dr Pepper Inc., Nestlé S.A., BlueTriton Brands, Starbucks Corporation, Congo Brands and Molson Coors.

Intellectual Property Rights
We have registered, or have filed applications to register the CELSIUS® , ALANI NU® and ROCKSTAR® trademarks, among others, with the U.S. Patent and Trademark Office, as well as a number of trademarks in other countries where our products are distributed and sold. Our trademarks are of considerable value and importance to our business and we actively maintain and renew these registrations to ensure their continued validity.
To protect the proprietary nature of our product formulas, we employ measures such as confidentiality agreements with our contract packers and ingredient suppliers. We maintain these formulas as trade secrets, which we believe is the preferable method of protection, as patenting would require disclosure.

In addition, we assert copyright ownership of the statements, graphics, and content on our product packaging and marketing materials. We actively pursue legal action against unauthorized use of our trademarks, trade dress and copyrights. For simplicity, trademarks, service marks, logos and trade names in this Report may appear without the ® and ™ symbols, but this does not imply a waiver of our rights or those of applicable licensors under the law.
Government Regulation
The production, distribution and sale of our products in the U.S. are subject to numerous federal, state and local statutes and regulations, including, without limitation the Federal Food, Drug and Cosmetic Act, the Federal Trade Commission Act and the Occupational Safety and Health Act. Additionally, various environmental statutes and regulations apply to the production, transportation, sale, safety, advertising, labeling, packaging and ingredients of our products. This includes adhering to data privacy and personal data protection laws and regulations, such as the CCPA, in applicable jurisdictions.
We are also subject to various state laws, including California's Proposition 65, which requires that a specific warning appears on any product that contains a component listed by California as having been found to cause cancer or birth defects. Currently, none of our products are required to display warnings under this law.
Internationally, we rely on outsourced manufacturing and distribution channels, which are subject to compliance with the laws and regulations in the foreign countries where our products are sold. Certain international markets, including countries in the European Union, have specific energy drink standards and ingredient restrictions that we closely monitor and with which we must comply.
Compliance with Environmental Laws
Our co-packers and internal manufacturing facilities in the U.S. are subject to federal, state and local environmental laws and regulations, including those relating to air emissions, the use of water resources and recycling. Similarly, our operations in other countries are governed by respective environmental laws. Changes in environmental compliance mandates and any expenditures necessary to comply with such requirements, have not to date had a material adverse effect on our capital expenditures, financial results, competitive position or future growth.
We also monitor emerging climate-related regulations, including California’s SB 253 and SB 261, which require detailed greenhouse gas emissions disclosures and climate-related financial risk reporting. These requirements and associated deadlines continue to evolve and we actively track updates to ensure timely compliance.
Container Deposits
Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary by jurisdiction. For certain localities and states, we are required to collect deposits from our customers and to remit such deposits to the respective jurisdictions based upon the number of cans and bottles of certain carbonated and non-carbonated products sold in such states. In many instances, we rely on third party providers and distribution partners to help ensure compliance with these regulatory requirements.
Other deposit, recycling or product stewardship proposals have been introduced in certain states, localities and in Congress. We anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the U.S. and internationally.
Human Capital Resources
As of December 31, 2025, the Company employed 1,497 people globally, including both direct employees and those engaged through professional employer organizations. This total includes 1,335 in North America (comprising 1,322 in the U.S. and 13 in Canada), 158 in the EMEA region and 4 in the Asia-Pacific region.

Employees
We believe people are our most important assets and we strive to attract and retain high-performing talent. Through comprehensive and competitive compensation and benefits, ongoing education and development opportunities and a focus on health and well-being, we strive to support our employees in all aspects of their lives.

We believe we have a talented, motivated and dedicated team and work to create an inclusive, safe and supportive environment for all team members. Our workforce management practices are designed to align with applicable employment laws and regulations and to support the Company’s strategic objectives.

As a global organization, we recognize and respect the diverse cultural, economic and regulatory landscapes in which we operate. We aim to adapt our talent management strategies to ensure that we equitably support the members of our global workforce, including tailoring our strategies on a regional basis, whether through localized compensation packages, regional professional development opportunities or culturally inclusive benefits.

As of December 31, 2025, none of our domestic employees and only a limited number of our employees located in Europe, were represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be strong and have not experienced any work stoppages.

Use of Technology & AI in Workforce Management

We use technology, including data analytics tools and limited AI-enabled applications, to support certain human capital management activities such as workforce planning, recruiting process efficiencies, learning and development administration and internal reporting. These tools are intended to assist, rather than replace, human judgment and decision-making. We do not rely on AI as the sole basis for any employment-related decisions, including hiring, compensation, performance evaluation or termination.

Our use of AI is subject to internal governance, policies and oversight designed to promote responsible use, data privacy, security and compliance with applicable laws and regulations, including our Responsible AI Framework, which guides the safe, secure and purpose-aligned adoption of AI technologies. Human review and oversight are incorporated into relevant processes to mitigate the risk of bias, errors or unintended outcomes. We periodically review our practices as technology, regulatory expectations and business needs evolve.
Diversity
We believe that our culture celebrates diverse talent, individual identity and different points of view, which includes empowering our employees to contribute new ideas that may contribute to our success. Women and racial and ethnic minorities collectively constitute a meaningful part of our overall workforce across various levels of our organization.
Culture and Engagement
We believe empowering employees at all levels is essential to the ongoing improvement of our organization. Open and honest communication among team members, managers and leaders helps create an open, collaborative work environment. Team members are encouraged to raise questions, provide feedback and share concerns through established management channels.
We regularly seek employee feedback through surveys, focus groups and one-on-one meetings. This feedback is reviewed by management and, where appropriate, informs updates to policies, practices and engagement initiatives.
Leadership, Training and Development
We invest in learning and development opportunities intended to enhance leadership capabilities, functional skills and overall effectiveness. Our training programs include a mix of formal and informal learning opportunities, which may vary by role, function and region. These programs are designed to support employee development, engagement and retention.
Our leadership development efforts focus on identifying and developing future leaders and supporting succession planning. Programs emphasize skills such as strategic thinking, decision-making and people management. Participation in leadership and development programs is subject to business needs, role requirements and individual performance considerations.
Compensation and Benefits
We seek to provide competitive and equitable compensation programs designed to attract and retain talent and align employee contributions with Company performance. Our compensation programs are structured based on factors such as role, skills, experience, geographic location and market data. We conduct periodic pay equity analyses to help assess our compensation practices and, where appropriate, make adjustments. As permitted by local law, we may also perform adverse impact analyses related to compensation elements. These analyses are intended to inform management and do not guarantee specific outcomes. We offer a range of benefits that vary by country and region, which may include health and welfare benefits, retirement savings plans, paid time off, incentive programs and equity-based awards for eligible employees.

Oversight
The Compensation Committee of our Board provides oversight of our human capital management strategies, including compensation philosophies and programs, leadership development and succession planning, and diversity, equity and inclusion initiatives. Management is responsible for the day to-day execution of these programs and regularly reports to the Compensation Committee on relevant matters.
We believe our approach to human capital resources supports our business strategy and long-term growth objectives.
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
We inform our investors and the public of material corporate information through various channels, including SEC filings, press releases, public conference calls, webcasts and our official corporate website at www.celsiusholdingsinc.com. We have used and expect to continue to use, our website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC's Regulation Fair Disclosure. This information may include, without limitation, updates on our financial performance, significant personnel changes, brand developments and other pertinent matters. We regard the content posted on our corporate website as potentially material to our investors. Therefore, we encourage our investors, the media, customers, consumers, business partners and other stakeholders to regularly review the materials we disseminate through these platforms. Periodically, we may modify the list of communication channels for disseminating material information. Any such changes will be communicated and updated on our website. Information contained on, or accessible through, our website is not a part of and is not incorporated by reference into, this Report or any other filings we make with the SEC.

Item 1A. Risk Factors.
In addition to the other information contained in this Report, including in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto, you should carefully consider the following risks. The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.
Risk Factors Related to Our Business
We rely on distributors to distribute our products in the DSD channel and in international markets. If we are unable to maintain good relationships with our existing distributors, our business will suffer.
We distribute CELSIUS® products in the DSD channel through agreements with established distributors that provide sales, marketing, and distribution infrastructure. Since 2022, we have maintained an exclusive distribution agreement with Pepsi for certain territories in the U.S., which we extended in 2023 and 2024 to include parts of Canada. In August 2025, we further expanded our partnership with Pepsi through the A&R Distribution Agreements, under which Pepsi serves as the primary distributor for our portfolio, including Alani Nu and Rockstar, in the U.S. and Canada. Internationally, we maintain exclusive agreements with the Suntory Group to distribute CELSIUS® products, including Lucozade Ribena Suntory Limited for the United Kingdom, Channel Islands, Isle of Man and Ireland; Frucor Suntory Australia Pty Limited and Frucor Suntory New Zealand Limited for Australia and New Zealand, respectively; and Orangina Schweppes France and Schweppes Suntory Benelux SA for France, Monaco, Belgium, Luxembourg and the Netherlands. We are substantially reliant on these multiyear distribution arrangements and their respective counterparties to support our growth in the respective territories. Many of these distributors also manufacture or distribute competing beverage products, and their sales and marketing priorities are critical to our success. If our distributors do not promote our products effectively or prioritize our portfolio relative to competing brands, or if we fail to attract or transition to new distributors on a timely basis, our business, financial condition, results of operations and cash flows could be materially adversely affected.
We have extensive commercial arrangements with Pepsi and, as a result, significant disagreements with Pepsi or a termination of these arrangements could materially adversely impact our financial position and results of operations.
In 2025, sales to Pepsi constituted 43.2% of our total net revenue, and receivables from Pepsi represented 46.2% of our total receivables as of December 31, 2025. Pepsi is our primary distributor for our products in the U.S. and the exclusive distributor of our products in select territories in Canada. As we continue to streamline and optimize our distribution strategy, we expect our reliance on Pepsi to remain significant and may increase over time. Accordingly, we are dependent on Pepsi's domestic and Canadian distribution. Given the significant concentration of our supply chain with Pepsi, Pepsi can influence our strategic decision making as we seek to expand and grow our product lines, and any significant disagreement or a termination of our arrangements with Pepsi could prevent us from distributing our products and would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Pepsi’s increased ownership stake and additional Board representation may allow it to exert greater influence over our strategic and governance decisions.
Pepsi holds a significant ownership position in the Company through its preferred equity investments and has two designated directors serving on the Board. As a result, Pepsi may exert greater influence over certain strategic, operational and governance matters, including decisions related to distribution, marketing priorities and long-term business planning. The interests of Pepsi may not always align with those of our other stockholders. In addition, under our A&R Distribution Agreements and the Captaincy, Pepsi has a prominent role in the commercialization and distribution of our portfolio in the U.S. While we believe this partnership provides substantial benefits, the increased ownership and Board representation by Pepsi could create potential conflicts of interest, affect our ability to operate independently or limit our flexibility in pursuing alternative strategic initiatives. Any such influence could have a material impact on our governance practices, business, financial condition, results of operations and cash flows.
Our ability to successfully execute our responsibilities under the Captaincy and the A&R Distribution Agreements with Pepsi is critical to our long-term performance.
Our A&R Distribution Agreements with Pepsi and related Transaction Agreement formalized the Captaincy, which has been designed to strengthen coordination within Pepsi’s U.S. distribution system by giving us more influence over category management decisions such as product facings, merchandising allocations and promotional execution for our brands. While this structure enhances collaboration with Pepsi and market visibility, it also requires significant alignment with Pepsi’s operational priorities and execution capabilities. Any failure by either us or Pepsi to fulfill its obligations, maintain consistent execution or effectively manage our business under the Captaincy could result in lost sales opportunities, channel inefficiencies or reputational harm. Because the Captaincy is central to the long-term distribution of CELSIUS®, Alani Nu® and Rockstar® in the U.S., any deterioration in this relationship or inability to perform under the arrangement could materially adversely affect our business, financial condition, results of operations and cash flows.

If we fail to manage future growth effectively, our business could be materially adversely affected.
We have grown rapidly in recent years and we expect our expansion to continue as we enter additional international markets and potentially pursue additional strategic expansion opportunities in the U.S. During the year ended December 31, 2025, we grew to 1,497 employees, and we expect to further expand our hiring and marketing efforts; however, we can provide no assurance that our business or revenue will continue to grow and any growth may place significant demands on management and our operational infrastructure. As we continue to grow, we must manage such growth effectively by successfully integrating, developing and motivating a large number of new employees, including those employed by companies we acquire, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our products and efficiency of our operations could suffer and we may not be able to execute on our business plan, which could harm our brands and have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, we cannot guarantee that we will achieve our planned growth, or that we will continue to sustain such growth or performance.
Our demand generation strategies through social media and the use of third-parties, including celebrities, social media influencers, and others, as well as the expanding use of AI tools and AI-generated content, may expose us to risk of negative publicity, litigation, and/or regulatory enforcement action, which could impact our future profitability.
We rely on marketing through social media and by social media influencers and celebrity spokespersons that represent our brands to generate demand for our products. The promotion of our brands, products and services through social media, including by social media influencers and celebrities, is subject to FTC regulations and guidance that require clear disclosure of any compensatory arrangements between us and such endorsers in their public statements or reviews about the Company or our products. These social media influencers and celebrities, with whom we maintain relationships, could engage in activities or behaviors or use their platforms to communicate directly with our customers in a manner that violates applicable requirements or reflects poorly on our brand and that behavior may be attributed to us or otherwise adversely affect us. Influencers and celebrities who are associated with us may engage in behavior that is unrelated to us but that causes damage to our brand because of these associations or may make claims against us whether or not based on facts.
In addition, the rapid growth of AI-generated content increases the risk that misinformation, manipulated media, or unauthorized endorsements relating to our products could be created and disseminated without our knowledge or consent. AI tools may also facilitate the automated spread or amplification of false or misleading information about our ingredients, product safety or business practices. Due to the inherent nature of social media and the speed with which AI-driven content can propagate, we may be unable to detect or correct such information before it reaches a wide audience and causes harm to our brands. Any negative publicity, regulatory action or litigation arising from influencer activity, third-party conduct or the dissemination of AI-generated or AI-amplified misinformation could materially adversely affect our reputation, business, financial condition, results of operations and cash flows.
Consolidation of retailers, wholesalers and distributors in the industry may result in downward pressure on sales prices and the changing landscape of the retail market, including the growth of e-commerce, could adversely affect our results of operations.
Our industry is being affected by consolidation in retail channels, particularly in North America and Europe. Consolidation can cause significant downward pricing pressure and can impose additional costs on us. Retailers may seek lower prices from us, may demand increased marketing or promotional expenditures in support of their businesses and may be more likely to use their distribution networks to introduce and develop private-label brands, any of which could negatively affect our profitability. As a result of increased consolidation of ownership and purchasing power in the retail industry, large retailers with increased purchasing power may reduce the prices which they are willing to pay for our products and may also adversely impact our ability to compete in many markets. Additionally, our smaller customers' ability to compete with large retailers may be adversely impacted, resulting in their inability to pay for our products, which, in turn, would reduce our sales. Any inability to successfully manage the potential impact of these commercial changes could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our industry is also being affected by the growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, which may result in a shift away from physical retail operations to digital channels. We may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without suffering a deterioration of our relationships with key customers operating physical retail channels. If we are unable to successfully adapt to the rapidly changing retail landscape, including the growth in digital commerce, our share of sales, volume growth and overall financial results could be negatively affected. In addition, our success depends in part on our ability to maintain good relationships with key retail customers. The loss of one or more of our key retail customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We predominantly rely on co-packers to manufacture our products. If we are unable to maintain good relationships with our co-packers or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.
We directly manufacture a portion of our products but outsource the majority of manufacturing to co-packers. Within North America, we have established a network model that leverages co-packers and warehousing across various geographical areas. This model also includes alternative warehousing and co-packing arrangements to mitigate risks and reduce our reliance on any single geographical area. These co-packers may be unable to meet our demand as it arises, fail to comply with our product specifications, charge rates that make using their services cost inefficient, or may be unable or unwilling to provide their services to us on a timely basis or at all. In addition, we may enter into manufacturing or supply agreements that include minimum order quantity requirements, and if we fail to meet such requirements, we could be subject to contractual penalties, increased costs, or potential disputes or litigation. There could also be food safety concerns or other regulatory compliance issues with our co-packers, which could require them to (temporarily or permanently) cease manufacturing product and/or necessitate destruction of product that they have already manufactured.
Any failure by our co-packers to comply with applicable food safety, quality, labor, environmental or other regulatory requirements, or any actual or perceived product contamination, quality issue or misconduct at a co-packer facility, could result in product recalls, regulatory action, litigation, negative publicity, or loss of consumer confidence in our brands. Such events could have a disproportionate impact on our reputation and brand value, even if isolated to a single co-packer or limited production run.
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
In addition, although we acquired one of our co-packers on November 1, 2024, such acquisition does not mitigate the risks presented by our continued reliance on third-party co-packers and instead exposes us to additional risks associated with owning and operating a manufacturing facility, including operational disruptions, labor and safety issues, capital and maintenance costs, increased regulatory compliance requirements and potential reputational harm, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to successfully integrate Alani Nu, Rockstar or other businesses that we may acquire in the future or achieve the expected benefits of such acquisitions, and any such acquisitions may expose us to potential brand overlap, market cannibalization or cultural integration challenges.
The successful integration of Alani Nu, Rockstar or other businesses that we may acquire involves complex operational, financial and cultural challenges. These integrations require significant financial or management attention and resources, including aligning accounting policies, systems and controls, consolidating technology platforms and supply chains and harmonizing business practices and corporate cultures. Integration efforts may also create demands on management related to the increased scale of our operations and may divert attention from ongoing daily activities. We must retain key employees critical to managing the integration of acquired departments and information systems while maintaining consistent internal controls and procedures. In addition, integration activities may expose us to undisclosed or potential liabilities associated with acquired entities. If we fail to effectively execute integration plans and achieve operational alignment across brands, we may not achieve the anticipated benefits, synergies or operating efficiencies, which could result in lower revenue, increased costs or reduced profitability. The costs of achieving these benefits may be higher, or the timing may be longer than we expect. Furthermore, our acquisitions have increased our indebtedness and will result in ongoing interest, contingent liability and amortization expenses related to intangible assets, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The Alani Nu and Rockstar acquisitions have expanded our portfolio into new energy and wellness segments, which may create overlap in consumer bases, retail placement or brand positioning. While we view these acquisitions as complementary to our business, there is a risk that certain product offerings may compete for similar customers or retail shelf space, leading to brand cannibalization or dilution. Effectively managing brand identity, pricing strategies and promotional focus across our expanded portfolio is critical to maintaining distinct market positioning. In addition, the integration of Alani Nu and Rockstar requires the alignment of different brand cultures, marketing approaches and operational models. If we are unable to successfully differentiate our brands, preserve their individual strengths or integrate their operations and teams without disruption, our growth potential could be limited and our results of operations and brand equity could be adversely affected.

Alani Nu, Rockstar or other acquired businesses may have liabilities that are not known to us.
Alani Nu, Rockstar or other acquired businesses may have liabilities that are not known to us. We may fail to identify, or be unable to discover, certain liabilities during the course of our due diligence investigations. We cannot assure you that the indemnification rights available to us under the acquisition agreements for Alani Nu or Rockstar, or the representation and warranty insurance procured in connection with those agreements, will be sufficient in amount, scope or duration to offset potential liabilities associated with the businesses or properties acquired. Following the acquisitions, we may learn additional information that materially adversely affects us, such as unknown or contingent liabilities, including those related to compliance with applicable laws, tax matters, employment obligations or product claims. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Growth through acquisitions involves a number of risks and an inability or failure to address the challenges associated with strategic transactions and related integration risks could adversely affect our business and results of operations.
We regularly review and evaluate potential acquisitions, joint ventures, distribution agreements, divestitures and other strategic transactions. The success of these transactions depends on our ability to identify suitable opportunities, obtain required consents and approvals and realize the expected benefits, cost savings and synergies within anticipated timeframes, if at all. Growth through acquisitions involves a number of risks, including challenges in identifying and completing transactions with complementary businesses, integrating acquired operations and management teams, maintaining effective internal controls and retaining key employees and customer relationships. Such transactions may divert management’s attention from ongoing operations, result in the issuance of equity that dilutes existing stockholders, or require us to incur significant debt or contingent liabilities.
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
The principal raw materials used in producing our products are flavors and ingredient blends as well as aluminum cans, the prices of which are subject to fluctuation. We are uncertain whether the prices of any of the foregoing or any other raw materials or ingredients we utilize will rise in the future and whether we will be able to pass any of such increases on to our customers. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or other raw materials. In addition, some of these raw materials are available only from a limited number of suppliers. In the past, our industry has experienced shortages of aluminum cans. Periodic and often unpredictable industry-wide shortages of raw materials, including aluminum cans, could disrupt or delay the production of certain products and adversely affect our financial performance. As alternative sources of supply may not be available, any interruption in the supply of such raw materials could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Tariffs, inflationary pressures and global supply-chain disruptions could increase costs and reduce profitability.
Tariffs, inflationary pressures and global supply-chain disruptions could increase our costs and reduce profitability. The imposition or expansion of tariffs on raw materials, packaging or imported goods, including aluminum, may increase production and distribution costs or limit the availability of key inputs. While tariffs have not materially impacted our results of operations to date, inflationary trends affecting commodities, freight, labor and fuel can also increase our cost base and reduce margins. In addition, supply-chain disruptions, whether driven by geopolitical events, trade restrictions, transportation constraints or macroeconomic volatility, could delay product shipments, increase lead times and impact our ability to meet customer demand. Although we seek to mitigate these risks through supplier diversification and cost management initiatives, our ability to recover increased costs through pricing is limited by competitive market conditions. Sustained or worsening inflation, tariff actions or supply-chain instability could materially adversely affect our operations, financial condition and results of operations.

We must continually maintain, protect, and upgrade our information-technology systems, including protecting against internal and external cyber-security threats, data breaches and emerging AI-driven attacks. Any such breach or system failure could result in significant business disruption, reputational harm and regulatory exposure.
IT enables us to operate efficiently, manage and support customer-facing digital interactions, maintain financial accuracy and safeguard proprietary data. If we fail to allocate and manage sufficient resources to build and maintain proper technology infrastructure, we could be exposed to transaction errors, process inefficiencies, data breaches, business interruptions, an inability to process or fulfill customer orders or loss of intellectual property and brand value. Cybersecurity threats, whether from hackers, criminal groups or nation-state actors, continue to evolve and may include malicious software, phishing, social engineering, cyber extortion or unauthorized access to networks and data, including malicious or negligent actions by employees or other insiders. The emergence of AI has further increased the speed, sophistication and frequency of these threats. Any such incident could lead to business disruptions, system outages, loss of customer or confidential information, data alteration or destruction, reputational harm and regulatory or legal exposure.
We rely extensively on enterprise resource planning systems and other IT systems to support key business processes, including financial reporting, accounting, inventory management, supply chain operations and other operational activities. The effective operation of these systems depends on their integrity, availability and ability to integrate with other internal and third-party systems. Any failure, disruption, degradation or security incident affecting our enterprise resource planning systems, including those arising from system defects, human error, power outages, cyber incidents, unsuccessful upgrades or implementations or reliance on third-party vendors, could impair our ability to operate efficiently, process transactions accurately or produce timely and reliable financial information. Such events could result in operational disruptions, control deficiencies, remediation costs or delays in reporting and could materially adversely affect our business, financial condition, results of operations and cash flows.
We also rely on numerous third parties, including suppliers, distributors, co-packers, cloud providers and other business partners, for critical technology and operational functions. Our reliance on cloud service providers such as Amazon Web Services, Microsoft Azure and other third-party platforms exposes us to risks from service interruptions, outages or security failures outside of our control. Prolonged downtime or performance issues with these providers could impair our ability to process transactions, manage operations or access essential data. Because we do not control the cybersecurity or data protection practices of these third parties, breaches or outages affecting their systems could also compromise our data or disrupt our operations. Because we do not control the operations, governance, or compliance practices of these third parties, our reliance on them may increase our exposure to cybersecurity incidents, business interruptions, and regulatory or legal risk. Although we maintain procedures, training and insurance coverage designed to reduce these risks, no system is completely secure or immune to interruption. Coordination with third-party providers in responding to an incident may delay containment or mitigation efforts, increasing potential losses.
We use AI and automated technologies in certain operational, analytical and forecasting processes and overreliance on, or errors in these systems, could impair decision-making, disrupt operations or introduce unintended vulnerabilities. A significant cybersecurity breach, third-party outage or prolonged system failure could result in violations of data protection laws, reputational damage, operational delays, loss of intellectual property or material financial costs. There can be no assurance that our insurance coverage will be adequate to cover all losses associated with such incidents or will remain available on commercially reasonable terms. Any such event could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Furthermore, as with many innovations, AI presents risks, challenges and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. The rapid evolution of AI, particularly the anticipated government regulation of AI, could require significant resources for compliance, whether in the development, testing or maintenance of such systems or software. AI development or deployment practices by us or third-party providers could increase vulnerability to cybersecurity risks and require additional resources to implement heightened cybersecurity measures to protect the security of our data. These potential issues and other failures of any potential AI systems could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm.
The legal, regulatory and ethical landscape surrounding the use of AI and machine learning technologies is rapidly evolving. As we use AI and automated tools in certain operational, analytical, marketing and forecasting activities, we have established a Responsible AI Framework that sets forth principles, governance and operational practices intended to support the responsible, safe and secure deployment of these technologies in alignment with our business objectives, values and regulatory obligations; however, the effectiveness of this framework cannot be fully assured given the evolving nature of AI technologies and applicable regulations. AI systems may produce inaccurate, biased or misleading outputs, compromise confidential or sensitive information, or give rise to intellectual property or data-related claims, despite the application of the Responsible AI Framework, any of which could result in operational disruptions, increased costs, regulatory scrutiny or reputational harm and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.
We may not correctly estimate demand for our products. Our ability to estimate demand for our products relies on various assumptions that may ultimately prove to be incorrect, particularly with regard to new products and our estimates may be less precise during periods of growth, including in new markets. If we materially underestimate demand for our products or, as discussed above, we are unable to secure sufficient ingredients, flavors, aluminum cans and other raw materials or packaging materials for our products or we experience difficulties with our co-packing arrangements, including production shortages or quality issues, we might not be able to satisfy demand on a short-term basis.
If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels may be inadequate and our results of operations may be negatively impacted. If we fail to meet our shipping schedules, we could damage our relationships with distributors or retailers, increase our distribution costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products. Conversely, we may experience a decrease in demand due to activities outside of our control, such as a general decrease in the demand for energy drinks, consumers shifting preferences away from our products and to our competitors or to alternative beverages or the actions of our third-party distributors or retailers. If the inventory of our products held by our distributors or retailers is too high, they will not place orders for additional products, which could unfavorably impact our future sales. Any inability to maintain sufficient product quantities as sales increase or to anticipate future decreases in product demand for any reason, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of our products.
Various jurisdictions may adopt additional product labeling or warning requirements or limitations on the marketing or sale of our products as a result of, among other things, the ingredients we use or allegations that our products cause adverse health effects. If these types of requirements become applicable to one or more of our products, they may inhibit sales of such products. For example, under one such law in California, known as Proposition 65, if the State has determined that a substance causes cancer, birth defects or other reproductive harm, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the exposure falls under an established safe harbor level or another exemption is applicable. If we were required to add Proposition 65 warnings on the labels of one or more of our products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets. In addition, we are aware of ongoing efforts in the U.S. and in certain foreign countries to seek governmental review of the energy drink industry, including with respect to advertising claims, health claims, caffeine content and marketing to individuals under the age of 18. Should we become the target of government review or experience limitations on or additional requirements with respect to the marketing or sale of our products, our business, financial condition, results of operations and cash flows may be materially and adversely impacted.
Our continued expansion outside of the U.S. exposes us to uncertain conditions and other risks in international markets.
We sell our products internationally in a variety of markets and distribute products through third-parties in the United Kingdom, Channel Islands, Isle of Man, Ireland, France and Monaco and Australia, New Zealand and the Pacific Islands. In 2024, we established our global center of excellence in Dublin, Ireland, to, among other things, better support our international expansion goals. In support of these goals, we aligned our global operating model with international business strategies and evolving tax regulations. While these efforts are intended to enhance our international growth and tax strategies, they expose us to risks, including challenges in complying with complex and evolving tax laws, transfer pricing regulations and local ingredient requirements across multiple jurisdictions. Changes in tax laws or regulatory enforcement priorities could adversely impact the anticipated benefits of our restructuring or result in increased tax liabilities, disputes or penalties. As our growth strategy includes continuing the expansion in these and other international markets, if our current efforts are unsuccessful or if we are unable to continue to expand distribution of our products outside the U.S., our growth rate could be adversely affected. Although we do, and we intend to continue to, sell through established distributors in international markets, we have limited or no operating experience in many of such markets, and it may be costly to promote our brands internationally.
We face and will continue to face substantial risks associated with foreign distribution and sale of our products, including economic or political instability in various international markets; fluctuations in foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the U.S., including possible taxes or withholding obligations on any repatriations and tariffs or trade restrictions. Also, distribution and sale of products outside of the U.S. are subject to risks relating to compliance with legal and regulatory requirements in local jurisdictions, potentially higher product damage rates if our products are shipped long distances, potentially higher incidence of fraud or corruption, credit risk of distributors and potentially adverse tax consequences. Our products have also been sold without our consent outside of our distribution networks which can, among other things, expose us to regulatory scrutiny should our products be sold or consumed in markets without proper approvals. In addition, U.S. based brands could be subjected to unfavorable global sentiment based on geopolitical factors that are outside of our control. Any of these risks, or a failure to achieve the intended outcomes for our international operations hub, could have a significant impact on our ability to distribute and sell our products on a competitive basis in international markets or result in the imposition of fines or lost revenue, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
U.S. laws such as the FCPA also impact our international activities. We are subject to the FCPA and other laws that prohibit improper payments and offers to foreign officials and political parties for the purpose of obtaining or retaining business. Selling products into international markets, including through distributors, creates the risk of unauthorized payments or offers, for which we may be held responsible. Violations of the FCPA or other applicable anti-corruption and anti-bribery laws may result in severe criminal or civil sanctions, or other liabilities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Actions taken with respect to new or increased tariffs or trade relations between the U.S. and other countries, could impact the cost and availability of our products, including our raw materials used in production. These impacts may lead to higher prices or reduced availability, which could negatively affect our sales performance. Retaliatory actions by other countries may also have an adverse impact our business. The failure to comply with applicable current or future U.S. import, export control, sanctions and anti-corruption laws, including U.S. Customs regulations, could expose us and our employees to substantial civil or criminal penalties, fines and in extreme cases, incarceration. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or authorizations, or otherwise act in accordance with applicable laws, we may be adversely affected through reputational harm and penalties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We depend upon our trademarks and proprietary rights and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position.
Our success depends, in large part, on our ability to protect our current and future brands and products and to defend our intellectual property rights. We cannot be sure that trademarks will be issued with respect to any future trademark applications or that our competitors will not challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by us. Advances in AI may also make it easier for third parties to create or disseminate unauthorized or confusingly similar brand or product images, which could increase infringement or counterfeiting risks. Any failure to adequately protect our intellectual property rights or any claims that we are infringing on the rights of others, could adversely affect our competitive position, business or financial results.
Our primary products are manufactured using our proprietary blends of ingredients. These blends are created by third-party suppliers to our specifications and then supplied to our co-packers. Although all of the third parties in our supply and manufacture chain execute confidentiality agreements, there can be no assurance that our trade secrets, including our proprietary ingredient blends will not become known to competitors.
We believe that our competitors, many of whom are more established, may be able to replicate or reverse engineer our processes, brands, flavors or our products in a manner that could circumvent our protective safeguards. Therefore, we cannot give you any assurance that our confidential business information will remain proprietary. Any such loss of confidentiality could diminish or eliminate any competitive advantage provided by our proprietary information, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions or private litigation, which may negatively impact our business and operating results.
We receive, process, transmit and store information relating to certain identified or identifiable individuals (“personal data”), including current and former employees, in the ordinary course of business. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws are subject to change and new personal data legislation may be enacted in other jurisdictions at any time. In the European Union, the GDPR became effective in May 2018 for all member states. The GDPR includes operational requirements for companies receiving or processing personal data of residents of the European Union different from those that were previously in place and also includes significant penalties for noncompliance. In addition, the European Union has adopted the EU Artificial Intelligence Act, which establishes a comprehensive regulatory framework governing the development, deployment and use of certain AI and automated systems, including requirements relating to data governance, transparency, risk management and human oversight. Other examples of certain requirements we face include those with respect to the Health Insurance Portability and Accountability Act, the CCPA, the California Privacy Rights Act, the Colorado Privacy Act and the Virginia Consumer Data Protection Act. Any such legislation can impose onerous and costly requirements on companies. For example, the CCPA provides a private right of action and statutory damages for certain data breaches and imposes operational requirements on companies that process personal data of California residents, including making disclosures to consumers, employees and B2B contacts about data collection, processing and sharing practices and allowing consumers to opt out of certain data sharing with third-parties.
Changes introduced by the GDPR, the EU Artificial Intelligence Act, the CCPA and such other legislation, as well as other changes to existing personal data protection laws and the introduction of such laws in other jurisdictions, and changes to regulation, industry standards and contractual obligations, subject the Company to, among other things, additional costs and expenses and may require costly changes to our business practices and security systems, policies, procedures and practices. The interpretation and application of these laws and regulations are often uncertain and evolving; as a result, there can be no assurance that our data protection measures will be deemed adequate by a regulator or court. There can be no assurances that our security controls over personal data, training of personnel on data privacy and data security, vendor management processes and the policies, procedures and practices we implement will prevent the improper processing or breaches of personal data. Data breaches or improper processing, or breaches of personal data in violation of the GDPR, the EU Artificial Intelligence Act, the CCPA or of such other personal data protection or privacy laws and regulations in existence today or in the future, could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), and mandatory corrective action, or result in private litigation against us, which may result in potential loss of revenue, increased costs, liability for monetary damages or fines or criminal prosecution, thereby materially adversely affecting our business, financial condition, results of operations and cash flows.
We may incur material losses as a result of product recalls, regulatory enforcement actions and liabilities related to our products.
Potential contamination that could cause foodborne illness, the presence of undisclosed major food allergens and/or other food safety concerns, whether or not caused by our actions, could lead to a voluntary product recall, regulatory enforcement action and/or private litigation. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
There are costs associated with undertaking a product recall, which may not be fully covered by our current and/or future insurance policies. If product is recalled and inventory is destroyed because of a food safety concern, it could also lead to loss of sales due to unavailability of product. Additionally, a recall could decrease future demand for product from existing customers and/or increase difficulty in attracting new customers. If the recall is a result of actions of a co-packer, raw material supplier or packaging material supplier, it could also result in damage to the relationship with that entity, which could potentially disrupt the supply of product(s) and/or increased costs associated with manufacturing the product(s).
There may also be regulatory action from federal, state or local agencies if a product is deemed to be adulterated and/or misbranded due to contamination, undisclosed major food allergens or other food safety issues. It could, for example, result in the issuance of a warning letter or another type of enforcement action from the FDA. There could also be state or federal civil and/or criminal penalties associated with selling an adulterated and/or misbranded food product, even if it was done so inadvertently.
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

The FDA could take issue with the manufacturer, composition/ingredients, packaging, marketing/labeling, storage, transportation and/or distribution of our products.
The FDA does not pre-approve finished beverage products or the labeling of such products, so it has not approved our product formulations nor has it reviewed or approved any claims we make related to our products. If the FDA or any other governmental authority were to take issue with the claims we make about our products or other aspects of our product labeling, such as components of our facts panel, or require that we change or cease making certain claims or otherwise alter our marketing strategy, we could experience a material adverse effect on our business, financial condition, results of operations and cash flow. If the FDA or any other governmental authority were to take issue with any of the ingredients used in our products or any of the components of the packaging materials for our products this could also have a material adverse effect on our business, financial condition, results of operations and cash flows.
Any type of federal, state, or local regulatory enforcement action related to the manufacturing, transportation, storage and/or distribution of our products, whether taken against us or a third-party, such as a co-manufacturer, could also have a material adverse effect on our business, financial condition, results of operations and cash flows. This could include, for example, an enforcement action taken against us or one of our co-packers for failing to maintain an appropriate FDA registration or comply with applicable CGMP requirements.
Our advertising and promotional activities may be subject to regulatory review of the truthfulness and substantiation of product claims.
Our advertising, labeling and promotional activities are subject to a wide range of laws and regulations in the jurisdictions in which our products are sold. In the U.S. our advertising activities are subject to regulation by the FTC under the Federal Trade Commission Act. In addition, our advertising and promotional activities are subject to state consumer protection and unfair competition laws, including laws such as California’s Consumer Legal Remedies Act and Unfair Competition Law. Outside the U.S., our advertising and promotional activities are subject to comparable consumer protection, unfair competition and misleading or deceptive conduct laws administered by governmental authorities in the jurisdictions in which we operate. Any actions or investigations initiated against our business by governmental authorities or private litigants could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We depend on the skills, experience, relationships and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals also depends on our ability to recruit, train and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel and we may lose key personnel or fail to attract and retain additional talented personnel. Any such loss or failure could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In particular, our continued success will depend in part on our ability to retain the talents and dedication of key employees. Furthermore, we may not be able to locate suitable replacements for any of our key employees who leave or be able to offer employment to potential replacements on reasonable terms, all of which could adversely affect our procurement and distribution processes, sales and marketing activities and our financial processes, and have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we fail to attract or maintain a highly skilled and diverse workforce, our business could be negatively affected.
Our business requires that we attract, develop and maintain a highly skilled and diverse workforce. Our employees are highly sought after by our competitors and other companies and competition for existing and prospective personnel has increased. Our continued ability to compete effectively depends on our ability to attract, retain, develop and motivate highly skilled personnel for all areas of our organization. Moreover, the broader labor market continues to be impacted by numerous factors, including, but not limited to, wage inflation, labor shortages, increased employee turnover, changes in availability and a shift toward remote work, which, in turn, has created a shortage of qualified workers, thereby further increasing the competitive landscape of attracting and retaining qualified workers.

Consequently, we may not be able to successfully attract and maintain a highly skilled and diverse workforce that is necessary to support key capabilities such as e-commerce, social media and digital marketing and advertising and digital analytics. Changes in immigration laws and policies could also make it more difficult for us to recruit or relocate highly skilled technical, professional, and management personnel to meet our business needs. In certain European countries where employees are represented by unions, union activity, collective bargaining disputes or work stoppages could disrupt operations or increase costs and local labor laws may limit our flexibility to make workforce adjustments in response to changing business needs. The unexpected loss of experienced and highly skilled employees due to an increase in aggressive recruiting for best-in-class talent could deplete our institutional knowledge base and erode our competitiveness. Further, failure to attract, retain and develop associates from underrepresented communities can damage our business results and our reputation. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Global or regional catastrophic events could impact our operations and affect our ability to grow our business.
Because of our increasingly global presence, our business could be affected by unstable political conditions, civil unrest, protests and demonstrations, large-scale terrorist acts, especially those directed against the U.S. or other major industrialized countries where our products are distributed or the outbreak or escalation of armed hostilities. Such catastrophic events could impact our operations and our supply chain, including the production or distribution of our products. Materials or personnel may need to mobilize to other locations. Our U.S. headquarters and a large part of our operations are located in Florida, a state at significant risk of impacts from hurricanes. Some of the raw materials we use, including certain sizes of cans, are available from limited suppliers and a regional catastrophic event impacting such suppliers could adversely impact our operations. In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. If our operations are disrupted or we are unable to grow our business as a result of these factors, our growth rate could decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods and outbreaks of diseases or other health issues may disrupt our operations and supply chain, impact the operations of our distributors and unfavorably impact our consumers’ ability to purchase our products. Additionally, increased demand for electricity, including from the expansion of data centers supporting AI and other technologies, may contribute to higher power and utility costs, which could increase our operating expenses and adversely affect our results of operations. In addition, public expectations for reductions in greenhouse gas emissions could negatively impact our energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. Changes in applicable laws, regulations, standards or practices related to greenhouse gas emissions, packaging and water scarcity and reporting requirements with respect thereto, as well as initiatives by advocacy groups in favor of certain climate change-related laws, regulations, standards or practices, may result in increased compliance costs, capital expenditures and other financial obligations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We rely on the availability of sufficient quantities of quality water for the manufacture of our products. Water scarcity, drought conditions, restrictions on water usage, infrastructure limitations, increased water costs or heightened scrutiny of water sourcing practices in the jurisdictions in which we or our co-packers operate could disrupt production, limit manufacturing capacity or increase our operating costs. In addition, adverse publicity or regulatory action relating to water usage or sustainability practices, whether or not warranted, could negatively impact our brands and reputation. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Compliance with climate-disclosure and environmental-reporting requirements may increase costs and regulatory risk.
We are subject to evolving federal, state and international regulations concerning climate-related disclosure and greenhouse gas emissions. The Environmental Protection Agency has made efforts to repeal or otherwise modify regulation of greenhouse gas emissions at the federal level, including issuing a proposal to revoke the Environmental Protection Agency’s greenhouse gas “Endangerment Finding,” which underpins the majority of the Environmental Protection Agency’s greenhouse gas regulations. Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, disclosure of climate risk management, and restriction of emissions. California’s Climate Accountability Package, for example, may require companies doing business in the State of California to publicly disclose greenhouse gas emissions, climate-related financial risks and mitigation strategies in the future. We cannot predict whether any such efforts will ultimately be successful or what effects they may have on our business or results of operations.
At the international level, there exists the United Nations-sponsored “Paris Agreement,” which requires nations to submit non-binding greenhouse gas emissions reduction goals every five years after 2020, though in January 2025, the U.S. submitted notification to the United Nations that it intends to withdraw from the Paris Agreement regarding climate change, with the withdrawal effective January 27, 2026. Additionally, various agreements and commitments have been made at the annual Conference of the Parties to eliminate certain fossil fuel subsidies, phase out fossil fuels in energy systems, and pursue further action on non-carbon dioxide greenhouse gases, though none have been legally binding. The federal government has undertaken efforts to decrease the U.S.’ participation in such initiatives, including the withdrawal of the U.S. from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change, and has sought other legislative and regulatory changes related to climate change. Notwithstanding the U.S.' withdrawal from the Paris Agreement, various state and local governments remain committed to the Paris Agreement.
Compliance with any applicable disclosure frameworks may increase our reporting and assurance costs, require additional data collection and systems investment and expose us to potential enforcement actions or reputational harm if our disclosures are viewed as inaccurate or insufficient. Expanding regulatory expectations around climate and environmental transparency could therefore result in higher compliance costs and legal exposure, which may adversely affect our operations, financial condition and reputation.
Risk Factors Related to Our Industry
We are subject to significant competition by other companies in the functional beverage product industry.
The functional beverage product industry is highly competitive. The principal areas of competition are pricing, packaging, distribution channel penetration, development of new products and flavors and marketing campaigns. Our products compete with a wide range of beverages produced by a relatively large number of manufacturers, some of which have substantially greater financial, marketing and distribution resources and name recognition than we do.
Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting-edge products, attractive and different packaging, branded product advertising and pricing. Many competitors, including larger beverage companies and emerging brands, are increasingly using advanced analytics and AI to optimize product innovation, digital marketing, pricing strategies and e-commerce execution. If we are unable to adapt to these evolving technologies or if competitors use such tools more effectively than we do, our ability to compete in the functional beverage category could be adversely affected. Our products compete with all liquid refreshments and with products of certain competitors that are much larger, some of which have significantly greater financial resources, such as Monster Beverage Corporation, Red Bull GmbH, The Coca-Cola Company, Pepsi, Keurig Dr Pepper Inc., Nestlé S.A., BlueTriton Brands, Starbucks Corporation, Congo Brands and Molson Coors. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants and club warehouses. New competitors continue to emerge, some of which target specific markets of ours as well as the health and wellness space. This may require additional marketing expenditures on our part to remain competitive.
The growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services may result in a shift away from physical retail operations to digital channels and a reduction in impulse purchases. Further, the ability of consumers to compare prices on a real-time basis using digital technology puts additional pressure on us to maintain competitive prices. Sales in convenience and gas station retail channels may be adversely affected by improvements in fuel efficiency and increasing consumer preferences for electric or alternative fuel-powered vehicles, which could reduce the frequency of consumer visits to fuel stations and negatively impact purchases at convenience and gas-station retailers. We have been growing our e-commerce sales by using Amazon and leveraging our retail partners e-commerce platforms, rather than building our own internal platform. However, if we are unable to successfully adapt to the rapidly changing retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.
Due to competition in the functional beverage product industry, we may encounter difficulties in maintaining our current revenues, market share or position within this industry, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Termination of distributor relationships could expose us to legal, financial and competitive risks.

We may from time to time terminate, or be required to terminate, relationships with distributors as part of our strategic, operational, or compliance decisions. The termination of distributor relationships may expose us to risks including claims for damages, fines, penalties, or other forms of legal or regulatory action, as well as the cost of defending against potential litigation or disputes. In addition, terminated distributors may have contractual, statutory, or other rights that could result in additional costs or adverse outcomes.

Following termination, a former distributor may have increased capacity, shelf space, sales focus and operational resources available to support other brands, including our competitors. As a result, such distributors may choose to scale, prioritize, or expand distribution of competing products, including brands that directly compete with ours, within the same markets or channels. This could strengthen competitors’ market positions and intensify competitive pressures against us, which may adversely affect our sales, market share, and relationships with other distributors or retail partners. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.
Our inability to innovate successfully and to provide new cutting-edge products could adversely affect our business and financial results.
Our ability to compete in the highly competitive functional beverage product industry and to achieve our business growth objectives depends, in part, on our ability to develop new flavors, products and packaging. The success of our innovation, in turn, depends on our ability to identify consumer trends and cater to consumer preferences. In addition, if we fail to adequately differentiate our products from those of our competitors, we may lose market share and pricing power and fail to attract or retain loyal customers. The increasing number of competing products and limited shelf space in retail outlets may further limit our ability to establish and maintain a distinctive market position. If we are not successful in our innovation activities, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.
Changes in consumer product and shopping preferences may reduce demand for some of our products.
The functional beverage product category is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened drinks and the perceived undesirability of artificial ingredients. Our CELSIUS® and ALANI NU® brand beverage products have no aspartame or high fructose corn syrup and are primarily sweetened with sucralose, a sugar-derived sweetener that is found in Splenda®, which makes these functional beverage products low-calorie. However, consumer preferences may shift away from the trend towards healthier options that we have observed and as such, there can be no assurance that our current products and product lines, including the ROCKSTAR® brand under which we market a variety of products, including those that are sweetened with sugar, will maintain their current levels of demand. There are also changes in demand for different packages, sizes, and configurations. This may reduce demand for our functional beverage products, which could reduce our revenues and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Consumers are seeking greater variety in their functional beverage products. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative functional beverage products that appeal to consumers. In order to retain and expand our market share, we must continue to develop and introduce different and innovative products and be competitive in the areas of efficacy, taste, quality and price, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Product lifecycles for some functional beverage brands, products or packages may be limited to a few years before consumers’ preferences change. The functional beverage products that we currently market are in varying stages of their product lifecycles and there can be no assurance that such products will become or remain profitable for us. We may be unable to achieve volume growth through product and packaging initiatives. We may also be unable to penetrate new markets. Additionally, as shopping patterns are being affected by the digital evolution, with consumers embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms, we may be unable to address or anticipate changes in consumer shopping preferences or engage with our consumers on their preferred platforms. A decline in our revenue for any of these reasons could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We derive the majority of our revenue from functional beverage products and competitive pressure in the functional beverage product category could materially adversely affect our business and operating results.
Our focus is on the functional beverage product category and our business is vulnerable to adverse changes impacting this category, which could adversely impact our business, results of operations and the trading price of our Common Stock.
Our portfolio, which includes Celsius®, Alani Nu®, and Rockstar®, competes in the highly competitive functional beverage product category. This category is subject to shifting consumer preferences, new product introductions, aggressive pricing and significant promotional activity by established and emerging brands. Any decline in sales of our functional beverage products or loss of market share in these categories, could materially adversely affect our future revenues and profitability.

The increasing number of competitive products and limited availability of shelf and cooler space in retail outlets may limit our ability to maintain or expand our market presence. Competitors may engage in aggressive marketing, offer price discounts or pursue false or misleading advertising claims that could impact our brand reputation and sales. In addition, competition from private-label and other wellness or performance brands could intensify. These competitive pressures may result in price erosion, reduced market share or increased promotional expenses, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Changes in government regulation or failure to comply with existing regulation could adversely affect our business and financial performance.
The production, marketing and sale of our products are subject to the rules and regulations of various federal, state and local regulatory agencies. The marketing and sale of our products internationally is similarly subject to compliance with applicable laws, rules and regulations in those foreign countries where our products are sold. Legislation has been proposed and adopted at the U.S. federal, state and municipal level as well as in certain foreign jurisdictions to restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit the content of caffeine and other ingredients in beverages, require certain product labeling disclosures and warnings, impose excise taxes, limit product size or impose age restrictions for the sale of energy drinks. There is also a patchwork of state restrictions with respect to food packaging materials.
If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our business, financial condition, results of operations and cash flows. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and can vary from state-to-state. While we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether with respect to labeling, ingredients, tax or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Public health officials and health advocates remain focused on the public health consequences associated with obesity, especially as it affects children and are seeking legislative change to reduce the consumption of sweetened beverages. There are also public health concerns regarding caffeine and other ingredients present in energy drinks. To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold, individually or in the aggregate, it could result in a reduction in demand for or availability of, our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Product safety and quality concerns, or other negative publicity (whether or not warranted) could damage our brand image and corporate reputation and may cause our business to suffer.
Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of all of our products. We have rigorous product safety and quality standards, which we expect our operations as well as our suppliers to meet. However, despite our strong commitment to product safety and quality, we or our suppliers may not always meet these standards, particularly as we expand our product offerings through innovation or acquisitions into product categories that are beyond our traditional range of functional beverage products. If we or our suppliers fail to comply with applicable product safety and quality standards or if our functional beverage products taken to the market are or become contaminated or otherwise adulterated by any means, we may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Furthermore, our brand image or perceived product quality could be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries (in each case whether involving our products or those of our competitors) and proposed or new legislation affecting our industry. Negative postings or comments on social media or networking websites about the Company or any one of our brands, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of our brands or our business. Business incidents, whether isolated or recurring and whether originating from us, our co-packers, distributors, suppliers or business partners, that erode consumer trust can significantly reduce brand value or potentially trigger boycotts of our products and can have a negative impact on consumer demand for our products as well as our reputation and financial results. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation.
In addition, from time to time, there are public policy endeavors that are either directly related to our products and packaging or to our business. These public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships could subject us to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations we sponsor or support. Likewise, campaigns by activists connecting us or our supply chain, with human and workplace rights, environmental or animal rights issues could adversely impact our corporate image and reputation. Allegations, even if untrue, that we are not respecting the human rights found in the United Nations Universal Declaration of Human Rights, actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws or their actual or perceived abuse or misuse of migrant workers, adverse publicity surrounding obesity and health concerns related to our products, our environmental impact and the sustainability of our operations, labor relations, our culture and our workforce or the like could negatively affect our overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers, and a material adverse effect on our business, financial condition, results of operations and cash flows.
Our sales are affected by seasonality.
Our business is subject to seasonality, with higher sales volumes typically occurring during the warmer months of the year. Sales may fluctuate from period to period due to customer purchasing patterns, consumer demand and seasonal factors, including weather conditions. As a result, our results for any particular quarter may not be indicative of the results to be achieved for the entire fiscal year.
Failure by suppliers or co-packers to comply with applicable laws and regulations or with specifications and other requirements for our products, may adversely impact our business.
We rely on our raw material suppliers and co-packers for compliance with applicable legal and regulatory requirements. If our raw material suppliers or co-packers fail to comply with applicable federal, state and local requirements it could materially adversely impact our business. For example, failure of our co-packers to comply with applicable CGMP requirements could necessitate a product recall, cause us to be subject to regulatory enforcement action or lead to private litigation against us.
We also rely on our co-packers to provide us with products that comply with our specifications and other applicable requirements. If they fail to do so, or if our raw material suppliers fail to supply us with material that complies with applicable specifications, it could lead to supply chain disruptions, damage to our reputation or otherwise materially adversely impact our business. It could also result in the inability of the co-packers to continue to manufacture product for us or inability of the raw material suppliers to continue to supply product to us, which could result in disruption or increased cost of product. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Litigation could expose us to significant liabilities and reduce demand for our products.
We have been and are a party, from time to time, to various litigation and other legal proceedings, including, but not limited to, intellectual property, false advertising, product liability, breach of contract claims and violations of consumer protection statutes and securities laws. Lawsuits have been filed against us claiming that certain statements made in our or our partners' advertisements or on the labels of our products, in our public filings with the SEC or in our or public statements, were false or misleading or otherwise not in compliance with applicable state and/or federal regulatory requirements, including class action alleging "channel stuffing". Class action lawsuits have been filed against us, alleging that certain claims in our marketing promotional materials amount to false advertising or were otherwise misleading. We do not believe any statements made by us in our promotional materials or set forth on our product labels are false or misleading or otherwise not in compliance with applicable state or federal legal and regulatory requirements and we have been defending and will continue to vigorously defend such lawsuits. At times, even if we believe that we are acting in compliance with the applicable laws and regulations, management may choose to settle claims in order to avoid lengthy litigation and associated expenses and/or disruptions to our business. Although we recently settled claims brought by the SEC, we could be subject to additional investigations or lawsuits from the SEC or other regulators in the future. For additional information regarding the claims that we face, please see Note 17. Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included elsewhere in this Report.

Any of the foregoing matters or other litigation, the threat thereof or unfavorable media attention arising from pending or threatened litigation could consume significant financial and managerial resources and result in diminished operational efficiency of our business, significant monetary awards against us, an injunction barring the sale of any of our products and injury to our reputation. Our failure to successfully defend or settle any litigation or legal proceedings could result in liabilities that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we fail to maintain an effective internal control environment or adequate control procedures over our financial reporting, investor confidence may be adversely affected thereby affecting the value of our stock price.
We are required to maintain proper ICFR and adequate controls related to our disclosures. As defined in Rule 13a-15(f) under the Exchange Act, ICFR is a process designed by or under the supervision of the principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. If we fail to maintain adequate controls, our business, financial condition, results of operations and cash flows may be materially, adversely impacted.
If we are unable to maintain adequate ICFR or establish an effective control environment, our Consolidated Financial Statements may contain material misstatements and we could be required to revise or restate our financial results. Such events could materially and adversely affect our business, restrict our ability to access the capital markets, require us to expend significant resources to address control deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be subject to regulatory examinations and proceedings.
We may be subject to examinations, investigations, proceedings and orders by the SEC or other regulators. Any such actions could be expensive, damaging to our brand and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Strikes or work stoppages or labor unrest can cause our business to suffer.
Some employees of our third-party business partners that are involved in the manufacturing, production or distribution of our products are covered by collective bargaining agreements and other such employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions may occur if the third parties that are involved in the manufacturing, production and distribution of our products are unable to renew or enter into new collective bargaining agreements on satisfactory terms. These disruptions can impair the manufacturing and distribution of our products, interrupt product supply or lead to a loss of sales. They may also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risk Factors Related to Financial Risks
We have incurred significant indebtedness in connection with our recent acquisitions, which increases our financial leverage and exposes us to risks related to liquidity, compliance with debt covenants and future refinancing.
Our outstanding debt requires ongoing interest and principal payments that may limit our ability to obtain additional financing, pursue strategic opportunities or respond to changing business or economic conditions. Because some of our debt accrues interest at variable interest rates, movements in interest rates could increase our borrowing costs and reduce our available cash flow.
Our debt agreements also contain covenants that impose operating and financial restrictions, and our failure to comply with these covenants could materially adversely affect our business, financial condition, results of operations and cash flows. Our ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our debt agreements, particularly our Credit Agreement, that are not cured or waived within the applicable time periods provided in such agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us under certain of our credit facilities may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. If we were unable to repay the accelerated amounts, the lenders under our Credit Agreement could proceed against the collateral granted to them to secure our indebtedness thereunder. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, which could result in our insolvency.
Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.
We are subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, we are subject to audits for multiple tax years in various jurisdictions at once.

Our 2022 through 2024 U.S. federal income tax returns are subject to examination by the Internal Revenue Service. Our state and local income tax returns are subject to examination for the 2021 through 2024 tax years.
At any given time, events may occur which change our expectation about how any such tax audits will be resolved and thus, there could be significant variability in our quarterly or annual tax rates, because these events may change our plans for uncertain tax positions.
Changes in U.S. tax laws as a result of any legislation proposed by U.S. Congress could adversely affect our provision for income taxes, resulting in an adverse impact on our financial condition, results of operations and cash flows. In addition, changes in the manner in which U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our financial condition, results of operations and cash flows. For example, the OECD has recommended changes to numerous long-standing international tax principles through its BEPS project. These changes, to the extent adopted, may increase tax uncertainty, result in higher compliance costs and adversely affect our provision for income taxes, results of operations and cash flow. In connection with the OECD’s BEPS project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, such as with respect to our operations in Ireland or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Changes in U.S. tax law, including those introduced under the OBBBA, may further impact our tax obligations and planning strategies.
The OBBBA introduced substantial modifications to the U.S. corporate tax system, including changes to international tax provisions, interest expense limitations and foreign tax credit rules. Future regulatory guidance or amendments could affect the deductibility of certain expenses, the timing of income recognition or the treatment of intercompany transactions. These changes, individually or in combination, could increase our effective tax rate, alter the value of deferred tax assets and liabilities and require adjustments to our tax planning strategies. Additionally, ongoing uncertainty regarding global tax reforms and the implementation of minimum tax standards in various jurisdictions could increase compliance complexity and costs. Any such changes could materially affect our business, financial condition, results of operations and cash flows.
Increases in market interest rates could materially increase our borrowing costs, reduce cash flow and adversely affect our financial condition and results of operations.
A portion of our debt bears interest at variable rates, which makes our borrowing costs sensitive to fluctuations in benchmark interest rates and credit spreads. The Federal Reserve implemented significant benchmark interest rate reductions in late 2024 and maintained rates at relatively stable levels through much of 2025. During the fourth quarter of 2025, the Federal Reserve implemented additional rate cuts of a smaller magnitude. Despite these reductions, and while recent refinancing activity has reduced our interest rate, our overall debt service obligations remain exposed to market rate volatility. We are subject to interest rate risk in connection with the Term Loan Facility and Revolving Credit Facility, which bear interest at either a benchmark rate or an alternate base rate, plus an applicable spread which is subject to potential step-downs in 0.25% increments pursuant to a pricing grid based on net leverage. A one-percentage-point increase in the interest rate would raise our annual interest expense obligations by approximately $6.9 million, based on the outstanding balances under the Term Loan Facility as of December 31, 2025. There were no borrowings under the Revolving Credit Facility as of December 31, 2025. Sustained or further increases in interest rates could reduce the availability of capital, constrain our ability to invest in growth initiatives and negatively impact profitability and cash flow. We do not currently use derivative instruments or other hedging arrangements to mitigate exposure to interest rate fluctuations.
We may be required in the future to record a significant charge to earnings if our goodwill or intangible assets become impaired.
Under U.S. GAAP, we are required to review our goodwill and indefinite-lived intangible assets for impairment annually, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. Factors potentially affecting our estimated fair values, used in comparison with carrying values, include but are not limited to, declining or slower than anticipated growth rates for certain of our existing products, a decline in stock price and market capitalization, reduced operating cash flows, changes in the business climate or competitive environment and slower growth rates in our industry. An impairment charge, if required, would decrease the carrying value to that of our estimated fair value on our Consolidated Balance Sheets and impact earnings.
Definite-lived assets are reviewed for impairment whenever events or changes in circumstances suggest that their carrying value may not be fully recoverable and are subject to amortization over their useful lives.
We may be required in the future to record a significant charge to earnings during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2025, our goodwill totaled approximately $917.6 million and net intangible assets totaled approximately $1,391.9 million.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.
We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar and we expect that such risk exposure will increase as we continue to expand our international operations. As a result, our reported earnings may be materially adversely affected by changes in foreign currency exchange rates. For the years ended December 31, 2025, 2024 and 2023, net foreign currency translation gain (loss) resulted in a net gain of $6.4 million, a net loss of $2.5 million and a net gain of $1.2 million, respectively.
Potential changes in accounting standards or practices or taxation may adversely affect our financial results.
We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after-tax income. Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers or indirect taxes on beverages generally or energy drinks in particular) could affect our products’ affordability and materially reduce our sales, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our industry, business and results of operations.
Global economic uncertainties, including highly inflationary economies and foreign currency exchange rates, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur or that they would be sustainable or that they would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets or the impact they may have on our customers or business, as our expansion outside of the U.S. has increased our exposure to developments or crises in various international markets. Unfavorable economic conditions and financial uncertainties in our major international markets and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our investments are subject to risks which may cause losses and affect the liquidity of these investments.
On December 31, 2025, we had unrestricted cash and cash equivalents of approximately $398.9 million. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have a material adverse effect on our future results of operations, liquidity and financial condition.
Risk Factors Related to Our Common Stock
The market price and trading volume of our Common Stock is and has been volatile and could decline significantly.
Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions such as inflation, estimates and projections by the investment community and public comments by other parties as well as many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses or net income. We may be unable to achieve analysts’ forecasts of our future performance, including net revenue or earnings, which are based on their own projected revenues, sales volumes and sales mix of many product types or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any such projected levels or mix of product sales, revenues, gross margins, operating profits or net income, and our failure to meet analyst forecasts may result in a decline in the price of our Common Stock. Our stock price is and has been subject to significant volatility and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our Common Stock have resulted in securities class action litigation against us and continued stock price volatility could result in the initiation of new actions. For the period January 1, 2025 through February 23, 2026, the price of our Common Stock ranged from a high of $66.74 to a low of $21.10.
Our Board has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate control. We have outstanding shares of Preferred Stock with rights and preferences superior to those of our Common Stock.
Our Articles of Incorporation authorize our Board to issue shares of preferred stock without any further action or approval by our stockholders. The Board has the authority to fix and determine the relative rights and preferences of any series of preferred stock that may be issued. As a result, our Board could authorize the issuance of preferred stock with rights senior to those of our Common Stock, including priority in dividend payments, liquidation or redemption.

Our currently outstanding Preferred Stock, all of which is held by Pepsi, ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to our Common Stock, (ii) on parity with one another and (iii) junior to any future series of capital stock expressly designated as ranking senior. Holders of Preferred Stock are entitled to cumulative quarterly dividends at a rate of 5.0% per annum, payable in cash, in kind, or a combination thereof, and to participate in dividends paid on our Common Stock on an as-converted basis. The Preferred Stock is convertible into shares of Common Stock under specified conditions and carry redemption rights exercisable at future dates.
Future issuances of Common Stock or Preferred Stock could dilute existing stockholders and reduce the market value of our Common Stock.
In the future, we may issue Common Stock or shares of preferred stock senior to our Common Stock, such as our issued and outstanding Preferred Stock, to finance acquisitions, repay debt or raise capital for general corporate purposes. In connection with the Alani Nu Acquisition, we issued shares of our Common Stock as part of the purchase consideration, and in connection with the Rockstar Acquisition and related Pepsi Transactions, we issued Series B Preferred Stock. Future issuances could dilute the interests of existing stockholders, including voting power and financial interests, and reduce the market value of our Common Stock.
We cannot guarantee that any share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase volatility in the trading price of our stock and reduce our cash reserves.
Although our Board has authorized a share repurchase program, the program does not obligate us to repurchase any specific number of shares or dollar amount of Common Stock and may be modified, suspended or terminated at any time. In addition, our ability to repurchase or retire shares is subject to limitations under our Credit Agreement. As a result, our ability to repurchase shares may be limited in practice and dependent on our ability to access the equity capital markets on acceptable terms. The timing, amount and method of any repurchases will depend on factors such as market conditions, share price, business performance, available liquidity and other capital allocation priorities, including acquisitions, integration activities and debt repayments. We cannot guarantee that any repurchases will be fully executed or that they will result in an increase in long-term stockholder value. Announcements of share repurchase activity or changes to the program could also increase volatility in the trading price of our Common Stock. In addition, any share repurchases will reduce our cash reserves, which could limit our ability to pursue strategic opportunities or respond to changing business or economic conditions.
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
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
The Company has established a cybersecurity risk management program, designed to identify, assess, mitigate and manage cybersecurity risks, incidents and threats that could potentially impact our business operations. These cybersecurity risk management processes are integrated into the Company’s overall enterprise risk management program. Our Cybersecurity Committee, which includes our Chief Financial Officer and key representatives from the Finance, IT and Legal departments, direct our cybersecurity efforts. The Cybersecurity Committee is primarily responsible for monitoring our cybersecurity risk management program, establishing and updating materiality thresholds for reporting cybersecurity incidents and determining whether specific incidents meet established disclosure criteria. The Cybersecurity Committee's role is focused on evaluating incidents against these thresholds to ensure that significant cyber risks are appropriately managed, addressed and if required, disclosed in line with our overarching cybersecurity strategy and policies. The Cybersecurity Committee members rely on the cybersecurity experience of the Company’s head of IT Security, which includes more than twenty years of experience in cybersecurity and IT, with focused expertise on cybersecurity strategy, architecture, policy and processes relevant to assessing, identifying and managing cybersecurity risks. Remaining team members have a general familiarity with cybersecurity matters and an understanding of the potential financial impacts, disclosure obligations and enterprise risks to the Company as they relate to cybersecurity. The Company has also established the Cyber Incident Policy.

Our Senior Vice President of IT, Security and Infrastructure, is tasked with continuously monitoring our systems and networks for potential cybersecurity threats. The IT department monitors incidents that meet our established materiality thresholds, which encompass items such as cost, potential impact on operations and reputational risks and escalates incidents within our organization for further assessment and responsive action by the Cybersecurity Committee.
The Cyber Incident Policy sets forth a process to report cybersecurity incidents that is intended to enable a rapid organizational response to mitigate risks and also to ensure compliance with our public reporting obligations. This process includes incident identification, reporting channels to report any cybersecurity incidents, reporting procedures with respect to information to be included in any incident report, provision for confidentiality of information reported, the initiation of a response process to any reported incident and communication of a reported incident to the Cybersecurity Committee.
In addition to our internal reviews, we may from time to time engage external cybersecurity firms to assist with investigations and external cybersecurity experts to evaluate our processes, including conducting penetration tests, and to report on our cybersecurity infrastructure and processes to our senior management and to the Audit Committee of our Board. Our Cyber Incident Policy also establishes procedures for engaging law enforcement should the need arise and defines certain parameters with respect to drafting initial incident reports, technical assessment reports and financial impact reports for review by the Cybersecurity Committee, management, the Audit Committee and the full Board, as appropriate.
Our Cybersecurity Committee also reviews cybersecurity incidents affecting our third party service providers as necessary. Upon being notified of a cybersecurity incident at a third party, our Senior Vice President of IT, Security and Infrastructure, or a designated point of contact will promptly contact the third party to understand the details and scope of the incident. An initial report outlining the nature of the incident, affected systems and preliminary impact assessment will be provided to the Cybersecurity Committee, which will appropriately review the matter. Regular communication is to be maintained with the third party with updates provided to the Cybersecurity Committee to enable appropriate steps to be taken and timely public reporting if needed.
Cybersecurity Governance and Oversight

The governance of our cybersecurity risks involves active and informed participation from our management team, our Audit Committee and our Board. The Audit Committee, which receives regular updates from the Cybersecurity Committee, maintains oversight of our cybersecurity strategies and risks and will consider such updates as part of the Company’s overall risk management program. This oversight includes briefings on the nature of the risks we face, the steps we are taking to mitigate these risks and any significant cybersecurity incidents that have occurred. In addition, our Senior Vice President of IT, Security and Infrastructure, will provide reports and updates to the Audit Committee and to the full Board as the need arises. All Board members may attend the meetings of the Audit Committee during which cybersecurity is discussed and will be included in any tabletop exercises as they are planned.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Cybersecurity risks are considered as part of the Company’s strategic planning and operational decision-making processes. We continue to monitor potential cybersecurity threats and incorporate findings into our risk management strategies. While the Company maintains processes designed to manage cybersecurity risks, such processes cannot fully eliminate all risks, and certain cybersecurity incidents may not be detected immediately. Further information regarding cybersecurity and related risks is discussed in Part I, Item 1A of this Report.
Item 2. Properties.
Domestic Properties
The Company leases properties to support its operations and does not own any real estate in the U.S. As our operations continue to expand, we may assume additional leased space as necessary.
Our key lease agreements include:
•our U.S. principal executive office, which is leased with a monthly expense of approximately $0.1 million; and
•manufacturing and warehouse facilities with a combined monthly lease expense of approximately $0.2 million.
International Properties
Our Celsius global center of excellence office is located in Dublin, Ireland. We additionally lease multiple office spaces across Europe and Asia to facilitate further administrative and operational functions. Together all international leases have an aggregate monthly expense of approximately $0.1 million.

Item 3. Legal Proceedings.
We are subject to various claims and lawsuits in the ordinary course of business, which include, among other matters, contractual disputes with our marketing and other partners, claims alleging infringement of intellectual property rights, commercial general liability claims, automobile liability claims, labor and employment matters and potential class actions. We are also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings. In connection with these matters, we receive requests for documents, testimony and other information in connection with various aspects of our activities.
Certain of these matters involve pending legal proceedings that are material to the Company, including securities, derivative and contractual disputes. Additional information in response to this item is included in Note 17. Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated by reference into Part I of this Report. Our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements are filed as part of this Report and are set forth beginning on page F-1 immediately following the signature page of this Report.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Principal Market
Our Common Stock is listed on the Nasdaq Capital Market under the symbol “CELH.” As of February 23, 2026, there were 39 holders of record of our Common Stock. The holders of record as of such date do not include stockholders whose shares were held by banks, brokers and other financial institutions.
Common Stock Split
On November 1, 2023, the Board approved the Forward Stock Split. The split became effective on November 13, 2023 and our Common Stock began trading on a split-adjusted basis on November 15, 2023. Concurrently with the effectiveness of the split, the number of authorized shares of Common Stock increased from 100 million to 300 million, which is proportional to the ratio of the split. Neither the split nor the increase in authorized shares affected any stockholder's ownership percentage of our Common Stock, altered the par value of our Common Stock or modified any voting rights or other terms of the Common Stock. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to our Consolidated Financial Statements contained elsewhere in this Report.
Dividends
Pepsi
On August 1, 2022, we issued 1,466,666 shares of Series A Preferred Stock to Pepsi. On the Closing Date of the Pepsi Transactions, we issued 390,000 shares of Series B Preferred Stock and amended the terms of the Series A Preferred Stock to align key features with the new Series B Preferred Stock. Both series entitle the holder to cumulative quarterly dividends at a rate of 5.0% per annum, payable in cash, in-kind or a combination thereof at our election. Holders also participate in any dividends paid on our Common Stock on an as-converted basis.
For the year ended December 31, 2025, the Company declared and paid $27.5 million in Regular Dividends on the Series A Preferred Stock and $10.1 million in Regular Dividends on the Series B Preferred Stock. There were no cumulative undeclared dividends on either series as of December 31, 2025.
We have never declared or paid cash dividends on our Common Stock and do not expect to do so for the foreseeable future. Any future cash dividends paid on our Common Stock would depend on our financial performance, capital requirements, restrictions contained in our Credit Agreement and other factors deemed appropriate by our Board. Currently, the Company expects to use its net income to invest in the Company's business and operations.

Stock Performance Graph
The information contained in this section shall not be deemed “soliciting material” or to be “filed” with the SEC or incorporated by reference in future filings with the SEC, or otherwise subject to the liabilities under Section 18 of the Exchange Act, except to the extent we specifically incorporate it by reference into such filing. The following information provides a five-year comparison of the cumulative total stockholder return on our Common Stock from December 31, 2020 through December 31, 2025 to the returns of: (i) the S&P 500 Index and (ii) a self-selected peer group. The graph is not and is not intended to be indicative of future performance of our Common Stock.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
500
450
400
350
300
250
200
150
100
50
-
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
CELSIUS HOLDINGS, INC
S&P 500 Index
Peer Group

The graph assumes $100 was invested on December 31, 2020, including reinvestment of dividends. The Company’s self-selected peer group is comprised of: Monster Beverage Corporation, The Coca-Cola Company, Pepsi, Keurig Dr Pepper Inc. and Starbucks Corporation. Cumulative total returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2025, we purchased the following shares of our Common Stock under our share repurchase program and to satisfy employee tax withholding obligations upon the vesting of equity awards:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	1,323	$61.56	—	$—
November 1, 2025 to November 30, 2025	939,467	$41.40	915,955	$262,224,053
December 1, 2025 to December 31, 2025	75,327	$43.32	46,120	$260,222,795
Total	1,016,117		962,075
[1] During the quarter ended December 31, 2025, we repurchased an aggregate of 54,042 shares of Common Stock to satisfy employee tax withholding obligations upon the vesting of equity awards.
[2] In November 2025, the Board approved, and, on November 10, 2025 we publicly announced, a share repurchase program under which we may repurchase up to $300.0 million of our outstanding Common Stock. As of December 31, 2025, $39.8 million had been utilized under this authorization and $260.2 million remained available for repurchase. The program has no expiration date and does not obligate us to repurchase any shares and may be modified, suspended or terminated at any time. Repurchases may be executed in open market or privately negotiated transactions, including transactions executed pursuant to a pre-set trading arrangement intended to satisfy the requirements of Rule 10b5-1(c) of the Exchange Act. See Note 15. Shareholders' Equity in the notes to our Consolidated Financial Statements contained elsewhere in this Report.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Report. This Report contains forward-looking statements within the meaning of the PSLRA, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, about our expectations, beliefs, plans and intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. Readers can identify forward-looking statements by the fact that these statements do not relate to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied through forward-looking statements. Please refer to Item 1A. Risk Factors for a detailed discussion of these uncertainties and risks. Forward-looking statements reflect our views as of the date they are made. Except as required by law, we are not obligated to revise or publicly release any updates to these forward-looking statements. This includes not updating the statements to reflect events or circumstances occurring after they were made, or to address any differences between anticipated and actual results. We intend for all forward-looking statements to be subject to the safe harbor provisions of PSLRA.
The Management's Discussion and Analysis section aims to help the reader understand the Company's financial status and operational performance, guiding readers through our current business landscape and operational environment. Our analysis includes our results of operations and financial condition for the years ended December 31, 2025 and 2024 and year-over-year comparisons between 2025 and 2024. For a detailed discussion of our results of operations and financial condition for the year ended December 31, 2024 and year-over-year comparisons between 2024 and 2023, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Definitions of key terms can be found in the Master Glossary. Unless otherwise noted, tabular dollars are presented in thousands, except per share amounts.

Our Business
Executive-Level Overview
Celsius is a functional energy drink company operating in the U.S. and internationally. We currently market three brands within our portfolio: CELSIUS®, our flagship functional energy brand; Alani Nu, a wellness-focused energy and nutritional product brand that we acquired in April 2025; and Rockstar, an energy drink with a rich brand heritage that we acquired in August 2025. Together, these brands position us to serve a broad and growing base of consumers seeking functional performance, better-for-you formulations and active lifestyle support.
Celsius is available in two convenient forms: ready-to-drink and an on-the-go powder. Additionally, we offer our CELSIUS ESSENTIALS™ line, featuring 16-ounce cans enriched with aminos. In 2025, we introduced CELSIUS® Hydration, a line of non-caffeinated, zero-sugar hydration powders, featuring electrolytes in a variety of fruit-forward flavors. Our product range is widely available across the U.S. and in select territories in Canada in various retail outlets, including grocery stores, natural product stores, convenience stores, fitness centers, mass retailers, vitamin specialty stores and through e-commerce platforms. Moreover, our products are offered in select markets in Europe, the Middle East and the Asia-Pacific region as we have continued to expand our global presence.

Alani Nu expands our reach beyond energy into wellness and nutrition with a product range spanning energy drinks, pre-workout formulas, protein beverages and supplements. With a strong following among Gen Z and female consumers, Alani Nu adds depth to our innovation pipeline and provides meaningful opportunities for domestic and global expansion.
Through our addition of Rockstar, we offer beverages in both full-sugar and zero-sugar formats. Rockstar complements our portfolio with its established brand equity and appeal to traditional energy drink consumers. Collectively, our brands position Celsius to meet the diverse preferences of consumers seeking functional performance, wellness benefits and better-for-you energy options.
We engage in developing, manufacturing, processing, marketing, selling and distributing Celsius, Alani Nu and Rockstar products. Our operational model strategically relies primarily on co-packers for the manufacture and supply of our products, leveraging their specialized expertise and scalable production capabilities. Additionally, we utilize our in-house manufacturing facility to complement our strategic use of co-packers. This approach allows us to maintain flexibility in responding to market demands and to focus our resources on innovation, marketing and expanding our distribution channels. We continuously assess and work to optimize our supply chain to ensure quality, consistency and timely delivery to our customers.
Building on the long-term distribution agreement we originally established with Pepsi in August 2022, on the Closing Date of the Pepsi Transactions, we entered into a series of transactions that expanded our strategic partnership. These included (i) the Rockstar Acquisition, (ii) the issuance of Series B Preferred Stock and amendment of the existing Series A Preferred Stock and (iii) the execution of the A&R Distribution Agreements, which designate Pepsi as the primary distributor of our Alani Nu and Rockstar products in the U.S. and Canada. Under the enhanced commercial arrangement, Pepsi has agreed to use its commercially reasonable efforts to sell and distribute our full portfolio of products in the U.S. in accordance with the Captaincy.
Company and Industry-Wide Factors
Energy Drink Market Trends - The energy drink industry continues to expand, driven by sustained consumer demand for functional beverages that offer benefits beyond those offered by the larger carbonated soft drink market such as various health benefits, energy boosts, or other fitness-related advantages. While industry growth has moderated over the past year, the category remains supported by longer-term trends such as increasing consumer focus on healthier lifestyles, greater interest in lower-calorie and reduced-sugar options, and a preference for products formulated with more natural ingredients. These trends have contributed to the continued evolution and resilience of the energy drink category.

Consumer Behavior Changes - We continue to observe a rising trend of consumers seeking products that align with personal wellness and fitness goals. While Celsius has historically resonated with fitness-oriented consumers, we are increasingly seeing adoption across a broader range of consumption occasions, reflecting consumer interest in functional beverages beyond exercise-adjacent use. Our product portfolio is positioned to address this evolving demand, appealing to health-conscious consumers across a range of lifestyles and daily routines. In addition, female consumers represent a growing demographic for the brand, reflecting increased engagement from a segment that has historically represented a smaller portion of the consumer base.
Technological Advancements and Digital Trends - The integration of technology, including AI, in marketing and sales strategies is becoming increasingly important to our business. Leveraging digital marketing channels, e-commerce platforms, AI enabled tools and data analytics are essential for reaching and understanding modern consumers. Adapting to these technological trends is vital for staying competitive and meeting evolving consumer expectations.

Pepsi Partnership - Our partnership with Pepsi continues to be a significant component of our commercial strategy and operating model. During 2025, we expanded this relationship beyond distribution to include additional strategic and commercial arrangements which further integrated Pepsi into our sales and marketing execution across key markets in the U.S.
Through this partnership, we benefit from Pepsi’s scale, operational capabilities and established distribution infrastructure which supports product availability, retail execution and market penetration across multiple channels in the U.S. and Canada. The expanded scope of our relationship with Pepsi, including enhanced coordination around sales, placement and promotional priorities, is intended to support execution consistency and improve speed to market as we scale our brand portfolio.
The expanded Pepsi partnership also played a role in supporting the integration and distribution of acquired brands, including Alani Nu and Rockstar and is expected to continue influencing our go to market strategy, cost structure and operational leverage over time. We expect the partnership to remain an important factor in our ability to execute against growth initiatives and adapt to evolving consumer and retail dynamics. For more information refer to Item 1. Business, and Note 14. Mezzanine Equity to our Consolidated Financial Statements contained elsewhere in this Report.
Key Drivers of our Financial Success and Market Presence - Much of our financial success is dependent on our ability to market and connect with a diverse consumer base, including wellness-focused consumers, fitness enthusiasts and consumers looking for more functionality in their beverage consumption. We believe that our strategic marketing initiatives, aimed at different demographics and lifestyle segments, contribute to revenue growth and market share expansion. We continually adapt our marketing mix to align with changing consumer preferences, leveraging digital and social media channels for broader reach and engagement. Furthermore, we have designed our focus on product innovation to meet the evolving demands of health-conscious consumers, while maintaining appeal to a general consumer base seeking quality and convenience, thereby enhancing our competitive position and financial performance. Our approach is to create a brand experience that is both inclusive and appealing to a wide range of consumers, fostering loyalty and driving sustainable growth. We believe that our multifaceted approach is crucial for driving enduring revenue growth and maintaining a strong market presence in the energy drink industry.
Our Business Risks
Our management has identified certain material opportunities, challenges and risks applicable to our business.
Brand Reputation and Consumer Trust Risks - Our success relies on maintaining a strong brand reputation and consumer trust. In the fast-paced consumer packaged goods industry, public perception can shift rapidly due to various factors, including product quality issues, negative publicity, social media trends and changing consumer preferences. A tarnished brand image, whether through real or perceived issues, can result in decreased customer loyalty, reduced sales and ultimately, a negative impact on our financial performance.
To mitigate these risks, we have committed to maintaining high standards in product quality, engaging in responsible marketing practices and actively managing public relations. We continuously monitor consumer feedback and respond swiftly to any concerns. Our management team is equipped to handle potential public relations challenges proactively to safeguard our brand image. However, despite these efforts, there is always a risk of unforeseen events that could harm our brand reputation.
Reliance on Key Partnership with Pepsi
Our business operations and financial results are significantly influenced by our strategic partnership with Pepsi, which plays a central role in the distribution and commercialization of our products and also in generating a substantial portion of our sales and accounts receivable. While this partnership has been instrumental in expanding our market reach and accelerating revenue growth, it also presents concentration risk. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our Consolidated Financial Statements included elsewhere in this Report.
The substantial portion of our sales attributed to Pepsi underscores our reliance on their distribution network. Any disruption in Pepsi's operations, shifts in their strategic focus, reduction in service levels or support for our products or changes in the terms of our partnership could directly impact our sales performance and revenue streams. This reliance also extends to our accounts receivable, a significant portion of which is derived from Pepsi. Delays or defaults in these receivables could adversely affect our cash flow and financial planning. Although there is concentration risk with Pepsi as our partner, Pepsi is a large, well-capitalized public company operating across consumer goods and beverage markets, thereby mitigating some of the potential exposures that may be more pronounced when relying on smaller or less established partners. However, fluctuations in Pepsi's inventory management strategies, such as adjustments to inventories, have had and may continue to have the potential to reduce order volumes and materially impact our sales.

The expansion of our commercial relationship with Pepsi in the U.S. has resulted in increased integration with Pepsi’s distribution systems, sales execution and operational processes. As a result, our performance is increasingly dependent on effective coordination, alignment and execution with Pepsi. While we believe this relationship provides meaningful scale, efficiency and market access benefits, it also reduces our flexibility to rapidly transition to alternative distribution arrangements and increases our exposure to changes in Pepsi’s operational or strategic decisions.
We recognize the critical importance of Pepsi to our current business model, and management continually evaluates this relationship. So long as the relationship continues to align with our long-term growth strategies, we expect to continue to foster the partnership.
Market Competition Risks
The energy drink industry is characterized by intense competition, involving a diverse array of competitors with varying market strategies and product offerings. This includes well-established companies with strong brand recognition, as well as emerging competitors that may introduce innovative approaches or specialized products. The entry of new or strengthening competitors who employ aggressive pricing strategies can significantly impact our market share and profitability. Additionally, continuing shifts in consumer preferences towards healthier alternatives or different beverage categories could intensify competition as new entrants expand into our categories.
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
Market Expansion Risks
Part of our strategic growth plan includes expanding into new geographic markets. This is key to increasing our worldwide market share and driving revenue growth. However, it also introduces inherent risks that could adversely impact our business operations and financial health. Successfully entering and thriving in new markets is contingent upon our understanding and adaptation to local consumer preferences, which may vary significantly from those in our current markets. A failure to accurately gauge these preferences could result in reduced product acceptance and lower sales in these regions.
Moreover, each new market, including internationally, presents unique regulatory challenges. Navigating varying regulatory landscapes and ensuring compliance is crucial. Non-compliance or changes in regulatory frameworks could lead to legal ramifications, increased operational costs and potential delays in market entry.
Furthermore, as we expand into new territories, we encounter competition not only from well-established local brands but also from other global entities. This heightened competition can affect our market positioning, influence our pricing strategies and ultimately impact our profitability in these new markets.
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
Impact of Tariffs and Macroeconomic Trends
The imposition of tariffs including U.S. tariffs imposed or threatened to be imposed on other countries and any tariffs imposed by such countries have impacted and could continue to impact our supply chain, including the cost of certain raw materials and packaging, including aluminum. In addition, any supply chain constraints, inflationary impacts or reduced consumer demand for our products as a result of such tariffs or ongoing macroeconomic uncertainty could impact our results. The rapidly changing nature of global trade policies and tariff regulations introduces uncertainty, making it difficult to reasonably estimate potential future impacts from such policies and regulations.

Comparability with Prior Year
Our financial condition as of December 31, 2025 reflected significant changes compared to the year ended December 31, 2024, primarily driven by the Alani Nu Acquisition and the transactions entered into on the Closing Date of the Pepsi Transactions. As a result of the A&R Distribution Agreements, primarily due to the transition of Alani Nu distribution to Pepsi, we recognized significant costs related to the termination of those distributors in 2025 in our Consolidated Financial Statements.
Collectively, these events materially increased total assets and liabilities and significantly changed the composition of the balance sheet, including higher balances related to intangible assets, deferred other costs, deferred revenue, acquisition-related liabilities, accrued termination fees and working capital assets. Refer to Liquidity and Capital Resources below for a discussion of changes in cash and cash equivalents and debt.
Total assets increased to approximately $5,119.6 million at December 31, 2025 from $1,766.9 million at December 31, 2024, primarily as a result of the Alani Nu Acquisition and the Rockstar Acquisition. These transactions resulted in the recognition of material goodwill and identifiable intangible assets primarily related to brands which was recorded at the estimated fair value as of each respective acquisition dates. As of December 31, 2025, goodwill totaled approximately $917.6 million, compared to $71.6 million at December 31, 2024, and net intangible assets totaled approximately $1,391.9 million compared to $12.2 million at December 31, 2024. In addition, in connection with the Alani Nu Acquisition, the Company recorded contingent consideration of $25.0 million as of December 31, 2025, reflecting the achievement of the agreed-upon revenue earnout targets for calendar year 2025. The contingent consideration is classified as a current liability and is expected to be paid in the first quarter of 2026.
Pepsi Transactions and A&R Distribution Agreements
These arrangements resulted in several significant balance sheet impacts (comparisons are to the year ended December 31, 2024):

•Restricted cash increased by $141.1 million at December 31, 2025, primarily reflecting the $210.8 million cash received from Pepsi related to reimbursements for distributor termination fees offset by $69.6 million in termination fee payments made as of December 31, 2025;
•Prepaid expenses and other current assets increased by $110.0 million, primarily driven by $64.2 million in expected cash remaining to be received from Pepsi related to distributor termination fees, subject to contractual caps, and a $21.7 million prepaid income tax balance due to increased inventory activity following the Alani Nu Acquisition;
•Deferred other costs (current and non-current) increased by $572.5 million, primarily reflecting the implicit upfront payment of $598.8 million recorded for the Captaincy, partially offset by subsequent amortization. Deferred other costs are amortized as a reduction of revenue over the approximate 17-year term of the A&R U.S. Distribution Agreement;
•Deferred revenue (current and non-current) increased by $260.9 million primarily related to the reimbursements for distributor termination fees recorded in connection with the A&R Distribution Agreements, partially offset by subsequent amortization. Deferred revenue is amortized over the approximate 17-year term of the A&R U.S. Distribution Agreement;
•Accrued distributor termination fees increased by $264.1 million, primarily attributable to the estimated amounts expected to be paid to former distributors for the transition of Alani Nu distribution to Pepsi, partially offset by payments made as of December 31, 2025; and
•Mezzanine equity increased by $935.5 million as a result of the issuance of Series B Preferred Stock and the modification of Series A Preferred Stock to, in part, form the overall consideration exchanged in connection with the Pepsi Transactions which included the Rockstar Acquisition and the implicit upfront payment to Pepsi.

Results of Operations
Year ended December 31, 2025 compared to year ended December 31, 2024
Revenue
For the year ended December 31, 2025, revenue was approximately $2,515.3 million, an increase of $1,159.6 million or 85.5%, from $1,355.6 million for the year ended December 31, 2024.

For the year ended December 31, 2025, revenue in North America increased by $1,141.6 million, or 89.1%, compared to the year ended December 31, 2024. The increase was driven primarily by the Alani Nu Acquisition, which contributed approximately $1,001.9 million. This contribution included initial inventory purchases by Pepsi in connection with the transition to its distribution network. Approximately $55.6 million of the increase was attributable to the Rockstar Acquisition, with the remainder reflecting higher revenue for the Celsius brand driven by expanded distribution, new product innovation and broader brand awareness.
European revenues for the year ended December 31, 2025 were approximately $72.5 million, representing an increase of $10.8 million, or 17.6%, from the year ended December 31, 2024. Asia-Pacific revenues generated approximately $13.0 million for the year ended December 31, 2025, with other international markets contributing an additional $7.3 million in revenue for the same period. The international markets continued to expand during the year, driven by new market launches and continued investment in distribution, marketing and strategic partnerships to support long-term growth.
The following table sets forth the amount of revenue by geographical location:

	For the years ended December 31,
	2025	2024	Change
North America	$2,422,490	$1,280,894	89.1%
Europe	72,544	61,696	17.6%
Asia-Pacific	12,971	5,658	129.3%
Other	7,264	7,382	(1.6)%
Revenue	$2,515,269	$1,355,630	85.5%
Gross Profit
For the year ended December 31, 2025, gross profit increased by $587.1 million to $1,267.3 million, an increase of 86.3%, from $680.2 million for the year ended December 31, 2024. Gross profit margin increased to 50.4% for the year ended December 31, 2025 from 50.2% for the year ended December 31, 2024. For the year ended December 31, 2025, gross profit margin reflected a balanced mix of factors, including comparatively lower margin contributions from Alani Nu and Rockstar, offset by product and pack mix, as well as ongoing improvements made to cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2025 were $798.8 million, an increase of $274.3 million, or 52.3%, from $524.5 million for the year ended December 31, 2024. The change in selling, general and administrative expenses included:
An increase of $73.7 million in general and administrative expenses. This increase was primarily due to:
•$53.4 million attributable to Alani Nu, primarily related to administrative employee costs, amortization of intangible assets and other general administrative expenses;
•$44.9 million in acquisition and integration-related costs, primarily consisting of legal and professional service fees incurred in connection with the Alani Nu Acquisition and the Rockstar Acquisition and the integration of those businesses into our operations;
•$13.8 million due to the remeasurement of contingent consideration related to the Alani Nu Acquisition, reflecting stronger-than-expected revenue performance; and
•$7.6 million in other general administrative costs, including legal, consulting, professional service expenses and administrative employee costs; partially offset by
•$46.0 million from a net decrease related to an ongoing legal matter, reflecting the initial recognition of a loss contingency in the prior year when it became probable, compared to continued accrual of interest and legal fees in the current year.

An increase of $200.6 million in marketing and selling expenses. This increase was primarily due to:
•$76.6 million in marketing expense, reflecting this year's execution of the "Live. Fit. Go." campaign, which launched early in 2025 and has remained our largest marketing initiative to date;
•$65.0 million attributable to Alani Nu, primarily related to sales and marketing employee costs, marketing investments to support brand growth and storage and distribution expenses associated with the brand’s commercial expansion;
•$29.1 million in employee-related costs, primarily reflecting the expansion of our workforce through continued investment in sales and marketing personnel to support our strategic growth initiatives; and
•$29.9 million in other selling expenses, including storage costs, market analytics and customer support.
Distributor Termination Fees
We incurred termination fees of $327.5 million for the year ended December 31, 2025 due to the termination of certain former Alani Nu distributors. There were no such expenses in 2024.
Other (Expense) Income, Net
Total other expense, net was $16.0 million for the year ended December 31, 2025, compared to other income, net of $39.3 million for the year ended December 31, 2024, reflecting a net expense increase of $55.3 million.
The changes in other (expense) income included:
•$49.0 million increase in interest expense related to our outstanding debt, whereas no such debt existed in the prior-year;
•$18.2 million decrease in interest income compared to the prior period, primarily as a result of lower average cash balances as we utilized our cash reserves for strategic investments and share repurchase activities;
•$12.6 million increase in other income recognized in connection with sales of Rockstar products under a transition services agreement entered into with Pepsi, for which we acted as an agent following the closing of the Pepsi Transactions; and
•$0.7 million increase in other expense, net, driven by, among other items, expenses related to the current-year debt extinguishment and foreign currency gains.
Net Income Attributable to Common Stockholders
Net income attributed to common stockholders for the year ended December 31, 2025 was $63.8 million, representing basic EPS of $0.25 based on a basic weighted average of 252.3 million shares outstanding. In comparison, for the year ended December 31, 2024 our net income attributed to common stockholders was $107.5 million, representing basic EPS of $0.46 based on a weighted average of 233.7 million shares outstanding. Diluted EPS was $0.25 and $0.45 for the years ended December 31, 2025 and 2024, respectively.
The decrease in net income attributable to common stockholders for the year ended December 31, 2025 was primarily driven by distributor termination fees incurred in connection with transitioning Alani Nu distribution to the Pepsi distribution network and higher interest expense related to newly incurred debt. This impact was partially offset by a legal accrual which reduced net income and EPS for the year ended December 31, 2024. Additionally, basic and diluted EPS for the year ended December 31, 2025 were impacted by an increase in weighted average shares outstanding, primarily as a result of Common Stock issued in connection with the Alani Nu Acquisition.

Liquidity and Capital Resources
General
As of December 31, 2025, we had unrestricted cash and cash equivalents of approximately $398.9 million, restricted cash of $141.1 million and net working capital of $732.4 million.
Our primary sources of liquidity are cash flows from operations and our existing cash balances. We expect that purchases of inventories, increases in accounts receivable and other assets, equipment purchases, advances to certain co-packers and distributors, payments of accounts payable, income taxes, dividends paid on our Preferred Stock, debt repayments and stock repurchases will remain our principal recurring uses of cash.
We believe that cash available from operations, together with our $100.0 million Revolving Credit Facility, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable and other assets, and purchases of capital assets and equipment for the next twelve months and beyond.
On the Closing Date of Alani Nu, we completed the Alani Nu Acquisition for total consideration comprising (i) $1,275.0 million in cash paid at closing, subject to adjustment as set forth in the related membership interest purchase agreement, (ii) an aggregate of 22,451,224 shares of our Common Stock, and (iii) a single payment of $25.0 million in additional cash consideration, payable only if revenue from Alani Nu’s products met or exceeded an agreed-upon target for 2025. If the target were not achieved, then no consideration would have been payable. As of December 31, 2025, the applicable revenue target had been achieved, and we expect to pay the contingent consideration in the first quarter of 2026. See Note 5. Acquisitions in the notes to our Consolidated Financial Statements included elsewhere in this Report.

In connection with the Alani Nu Acquisition, we, together with certain of our subsidiaries as guarantors, entered into the Credit Agreement, which we amended on October 2, 2025, pursuant to the First Refinancing Amendment. The amendment reduced the applicable interest rates on both the Term Loan Facility and the Revolving Credit Facility by 75 basis points, with all other material terms remaining unchanged. In connection with the amendment, we refinanced the remaining outstanding balance of the $900.0 million Term Loan Facility using approximately $197.8 million of cash on hand and proceeds from a new $700.0 million term loan under the Term Loan Facility at the reduced interest rate. No prepayment penalties were incurred in connection with the refinancing. See Note 11. Debt in the notes to our Consolidated Financial Statements included elsewhere in this Report.
Cash flows for the years ended December 31, 2025 and 2024
Cash flows provided by operating activities
Cash flows provided by operating activities totaled $359.4 million for the year ended December 31, 2025, which compares to $262.9 million cash provided by operating activities for the year ended December 31, 2024. The $96.5 million increase was primarily driven by strong operational performance, with a significant contribution from the Alani Nu Acquisition. This increase was partially offset by higher accounts receivable, as certain customers delayed payments in connection with anticipated distributor terminations under the A&R Distribution Agreements.
Cash flows used in investing activities
Cash flows used in investing activities totaled $1,295.7 million for the year ended December 31, 2025, compared to cash used in investing activities of $101.7 million for the year ended December 31, 2024. The $1,194.0 million increase was primarily attributable to cash paid as part of the Alani Nu Acquisition, strategic investments in non-marketable securities, as well as increased capital expenditures related to investment in machinery and equipment at our wholly owned manufacturing facility, Big Beverages.
Cash flows provided by financing activities
Cash flows provided by financing activities totaled $582.8 million for the year ended December 31, 2025, compared to $26.0 million cash flows used in financing activities for the same period in 2024, representing a $608.8 million increase. The increase was primarily driven by debt incurred in connection with the Alani Nu Acquisition. The increase was partially offset by cash outflows from a partial debt extinguishment, dividends paid on Preferred Stock and share repurchases.

Income taxes
Cash payments for income taxes approximated $64.2 million and $99.1 million, net of refunds, for the years ended December 31, 2025 and December 31, 2024, respectively. Income tax expense was $17.0 million and $50.0 million for the years ended December 31, 2025 and December 31, 2024, respectively. We estimate cash payments for income taxes to exceed income tax expense for the year ending December 31, 2026, primarily due to timing differences arising from one-time events, including the Pepsi distributor termination reimbursement and an income tax payment deferral in certain foreign jurisdictions in which we operate.
Off Balance Sheet Arrangements
As of December 31, 2025 and December 31, 2024, we had no off balance sheet arrangements.

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts in our Consolidated Financial Statements. Critical accounting policies and estimates are those that management believes are the most important to the portrayal of our financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. We have identified the accounting estimates below as critical to understanding and evaluating the financial results reported in our Consolidated Financial Statements.
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
Revenue Recognition - Promotional (Billbacks) Allowance
The Company’s promotional allowance programs with its distributors or retailers are executed through separate agreements in the ordinary course of business (variable consideration). These agreements provide for one or more arrangements that are of varying durations. The Company’s billbacks are calculated based on various programs with distributors and retail customers and accruals are established for the Company’s anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and the performance of distributors and retail customers. Differences between estimated and actual promotional and other allowances are recognized in the period such differences are determined.
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
•the Company’s agreed share of fees given to distributors and/or directly to retailers for advertising, in-store marketing and promotional activities that cannot be separated from the transaction price;
•the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers;
•incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined volume goals or other incentive targets;
•discounted products;
•contractual fees given to distributors for items sold below defined pricing targets; and
•contractual fees given to the Company’s distributors related to sales made directly by the Company to certain customers that fall within the distributors’ sales territories.
Business Combinations
We account for acquisitions using the acquisition method, under which, upon obtaining control, we recognize each identifiable asset acquired and liability assumed at its acquisition date fair value. The determination of those fair values requires significant judgment and the use of valuation techniques when observable market inputs are unavailable. We value intangible assets using models such as the income approach (relief-from-royalty model) and other cost-based techniques. Key unobservable inputs include, but are not limited to, forecasted revenue growth rates, discount rates, royalty rates and estimated useful lives. We engage third-party valuation specialists to review these critical assumptions and prepare detailed fair value analyses for material acquisitions.
Any excess of the purchase consideration over the fair value of identifiable net assets is recorded as goodwill. During the measurement period, up to one year from the acquisition date, significant provisional amounts are adjusted with a corresponding offset to goodwill.

We engaged third-party valuation specialists to review critical assumptions and prepare a detailed fair value analysis. Key assumptions included forecasted revenue growth rates, discount rates, royalty rates and estimated useful lives. These estimates were judgmental and could materially affect results.
ASC 606 Implicit Upfront Payments to Customers

When a transaction includes both the acquisition of a business within the scope of ASC 805 and an implicit payment to a customer within the scope of ASC 606, we allocate the total consideration transferred between the business acquired and the payment to the customer. The implicit upfront payment is measured at fair value using appropriate valuation techniques. The determination of fair value requires significant judgment, particularly when observable market inputs are not available.
We estimate fair value of implicit upfront payments using an income approach, such as the discounted cash flow methodology. Key unobservable inputs include, but are not limited to, forecasted revenue growth rates, EBITDA margins, discount rates, long-term growth rates and terminal period assumptions. A significant component of the analysis involves estimating the incremental net revenues expected to be generated as a result of the underlying arrangement.
We engaged third-party valuation specialists to assist in evaluating critical assumptions and in preparing the detailed fair value analyses for material arrangements. These estimates require significant judgment and could materially affect the results.
Goodwill and Intangible Assets
We record goodwill and intangible assets in connection with business combinations. In a business combination, the purchase consideration is allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill. Identifiable intangible assets primarily consist of brand names and customer relationships. The determination of fair value requires significant judgment and estimates, including assumptions related to forecasted revenue and cash flows, discount rates, royalty rates, expected useful lives and broader macroeconomic conditions. These estimates are inherently subjective and could change as a result of new information, changes in operating performance or shifts in market conditions.
Goodwill and indefinite-lived intangible assets, primarily certain brand assets, are not amortized and are assessed for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment assessment during the fourth quarter using either a qualitative or quantitative approach. When performing a qualitative assessment, we evaluate factors including overall financial performance, brand performance, changes in market conditions, competitive dynamics and macroeconomic trends. If these factors indicate that it is more likely than not that an impairment exists, a quantitative assessment is performed. Quantitative impairment testing requires estimates of fair value using discounted cash flow models that incorporate assumptions regarding future growth rates, operating margins, terminal values and discount rates. Definite-lived intangible assets are amortized over their estimated useful lives and are evaluated for impairment when events or circumstances indicate that their carrying amounts may not be recoverable. Changes in these estimates or assumptions could result in future impairment charges that could be material to our results of operations.
Preferred Stock
On the Closing Date of the Pepsi Transactions, we measured the fair value of our Preferred Stock using a Monte Carlo simulation because these instruments include path dependent features, multiple redemption and conversion decision dates, an automatic conversion and a 10-day VWAP test. The model used observable market data at the measurement date, such as the price of our Common Stock. Since the valuation also required significant unobservable inputs, including the probability of meeting certain triggering conditions, equity volatility and discount rates for redemption cash flows, the measurement is classified within Level 3 of the fair value hierarchy.
We engaged third-party valuation specialists to review these critical assumptions and prepare detailed fair value analyses for our Preferred Stock. Key assumptions included the probability of meeting triggering conditions, equity volatility, the time horizon to decision dates and discount rates. These estimates were judgmental and could materially affect results.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
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
Foreign Currency Exchange Risk
We operate internationally, leading to exposure to foreign currency exchange risk. The Company’s foreign subsidiaries’ functional currencies are either the local currencies of the countries where operations are located or the U.S. dollar. We periodically remeasure the assets and liabilities denominated in non-functional currencies and the gain or loss from these adjustments is included in the Consolidated Statements of Operations and Comprehensive Income. Translation gains and losses that arise from translating net assets from functional currency to U.S. dollars and gains and losses on long-term intercompany balances, are recorded to other comprehensive income (loss), net of income tax. For a detailed discussion of our foreign currency gains, losses and translation adjustments, including the impact on our financial results, please refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the notes to our Consolidated Financial Statements set forth elsewhere in this Report.
A substantial majority of our operations and investment activities are transacted in U.S. dollars, limiting our exposure to foreign currency exchange risk. At present, our foreign currency exchange risk is not considered material to our overall financial position, accounting for approximately 0.3% of our revenue in 2025 and approximately 0.2% of our 2024 revenue; however, we continuously monitor and assess our exposure to currency fluctuations and the potential impact to our financial position and results of operations. We do not currently use derivative instruments or other hedging arrangements to manage foreign currency exchange risk.
Interest Rate Risk
Fluctuations in market interest rates may cause cash flows to vary. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. This can affect both our borrowing costs and the fair values of our debt obligations. We are subject to interest rate risk in connection with the Term Loan Facility and Revolving Credit Facility, which bear interest at variable rates based on either a benchmark rate or an alternate base rate, plus an applicable rate which is subject to potential step-downs in 0.25% increments pursuant to a pricing grid based on net leverage. A one-percentage-point increase in the interest rate would raise our annual interest expense by approximately $6.9 million, based on outstanding balances under the Term Loan Facility as of December 31, 2025. There were no borrowings under the Revolving Credit Facility as of December 31, 2025. For additional information see Note 11. Debt in the notes to our Consolidated Financial Statements included elsewhere in this Report.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8. commences on page F-1, immediately following the signature page to this Report and is incorporated by reference in this Item 8.
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
Our Chief Executive Officer, as well as our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate ICFR (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our ICFR is a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. This includes policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
On the Closing Date of Alani Nu and on the Closing Date of the Pepsi Transactions, we completed the acquisitions of Alani Nu and Rockstar, respectively. In accordance with interpretive guidance issued by the staff of the SEC, management is permitted to exclude an acquired business from its assessment of ICFR for a period of not more than one year following the date of acquisition. Accordingly, we have excluded Alani Nu and Rockstar from management’s assessment of ICFR as of December 31, 2025. Given the overlapping nature of ICFR and disclosure controls and procedures, we have similarly excluded the portions of disclosure controls and procedures that are subsumed within the ICFR of each acquired business from management’s evaluation of our disclosure controls and procedures as of December 31, 2025.
Alani Nu, excluding goodwill and brand and customer relationships intangibles, represented approximately 16.3% of our consolidated total assets as of December 31, 2025 and 39.8% of consolidated revenue for the year ended December 31, 2025. We will include Alani Nu in our assessment of ICFR and disclosure controls and procedures no later than the first anniversary of the Closing Date of Alani Nu.
Rockstar, excluding goodwill and brand and customer relationships intangibles, represented approximately 0.8% of our consolidated total assets as of December 31, 2025 and 2.2% of consolidated revenue for the year ended December 31, 2025. We will include Rockstar in our assessment of ICFR and disclosure controls and procedures no later than the first anniversary of the Closing Date of the Pepsi Transactions.
Our President and Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of ICFR as of December 31, 2025, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our ICFR was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, which appears in Item 8. Financial Statements and Supplementary Data.
Limitations on the Effectiveness of Controls
Because of its inherent limitations, ICFR may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, certain of our executive officers and directors have and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the quarter ended December 31, 2025, except as set forth below, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Name and Title	Type of Plan	Participant's Adoption Date	Plan Termination Date	Maximum Aggregate Number of Securities	Description of Trading Arrangement
John Fieldly, Chief Executive Officer	10b5-1(c)(1) Trading Plan	November 12, 2025	February 10, 2027	792,406	Sale of shares of common stock (vested stock options or other awards)
Richard Mattessich, Chief Legal Officer	10b5-1(c)(1) Trading Plan	November 18, 2025	December 31, 2026	5,820	Sale of shares of common stock (vested stock options or other awards)
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except to the extent included below, the information required by this item will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 (the "2026 Proxy Statement”) and is incorporated herein by reference.
Insider Trading Policy
We have adopted an Insider Trading Policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Report.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including our principal executive officer and principal financial and accounting officer) and employees. We intend to disclose information pertaining to any amendment to or waiver from, the provisions of the Code of Business Conduct and Ethics that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to any element of the Code of Business Conduct and Ethics enumerated in the SEC rules and regulations by posting this information on the Company’s website, https://www.celsiusholdingsinc.com/. The information on the Company’s website or linked to or from the Company’s website is not incorporated by reference into and does not constitute a part of, this Report or any other documents the Company files with or furnishes to, the SEC.
Item 11. Executive Compensation.
The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this Report:
(1)Financial Statements.
The following Consolidated Financial Statements and the report of our independent registered public accounting firm are filed as Item 8. Financial Statements and Supplementary Data of this Report:
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
(2)Financial Statement Schedules.
All financial statement schedules called for under Regulation S-X are omitted because the information is not required under the related instructions or the required information is shown in the financial statements or notes thereto, or included elsewhere in this Report.
(3)Exhibits.
See Index to Exhibits
Index to Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1+#	Membership Interest Purchase Agreement dated as of February 20, 2025	8-K	2.1	2/20/2025

3.1	Composite Articles of Incorporation of Celsius Holdings, Inc.	10-Q	3.1	11/7/2025

3.2	Second Amended and Restated Bylaws	10-Q	3.2	8/6/2024

3.3	Certificate of Designation of Series B Convertible Preferred Stock of Celsius Holdings, Inc.	8-K	3.1	8/29/2025

3.4	Certificate of Amendment to Designation of the Series A Convertible Preferred Stock of Celsius Holdings, Inc.	8-K	3.2	8/29/2025

4.1*	Description of Capital Stock

10.1†	Amended 2006 Incentive Stock Plan	10-12G	10.3	7/22/2016

10.2†	2015 Incentive Stock Plan	10-12G	10.4	7/22/2016

10.3†	First Amendment to 2015 Incentive Stock Plan dated October 29, 2020	10-K	10.3	2/29/2024

10.4†	Form of Restricted Stock Unit Award Grant Agreement	10-K	10.4	2/29/2024

10.5†	Form of Performance Stock Unit Award Grant Agreement	10-K	10.5	2/29/2024

10.6†	Employment Agreement between the Company and John Fieldly effective January 1, 2024	10-K	10.6	2/29/2024

10.7†	Employment Agreement between the Company and Jarrod Langhans effective January 1, 2024	8-K	10.1	2/2/2024

10.8	Securities Purchase Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc.	10-Q	10.1	8/9/2022

10.9	Form of Lock-Up Agreement	10-Q	10.2	8/9/2022

10.10+	Channel Transition Agreement, dated August 1, 2022, between PepsiCo, Inc. and Celsius Holdings, Inc.	10-Q	10.5	8/9/2022

10.11†	Employment Offer Letter, dated April 12, 2021, between the Company and Paul Storey	10-Q	10.4	5/7/2024

10.12†	Employment Offer Letter, dated October 9, 2020, between the Company and Tony Guilfoyle	10-Q	10.5	5/7/2024

10.13†	Amendment to Employment Offer Letter, dated February 1, 2023, between the Company and Tony Guilfoyle	10-Q	10.6	5/7/2024

10.14†	Form of Indemnification Agreement	10-Q	10.1	8/6/2024

10.15†	First Amendment, effective August 1, 2024, to the Employment Agreement Between the Company and Jarrod Langhans, dated February 2, 2024	10-Q	10.2	8/6/2024

10.16†	Executive Severance Pay Plan and Summary Plan Description	10-Q	10.3	8/6/2024

10.17†	Form of Executive Change in Control and Indemnity Agreement	10-Q	10.4	8/6/2024

10.18†	Form of Restricted Stock Grant Agreement for certain employees of the Company	10-Q	10.5	8/6/2024

10.19†	Employment Offer Letter, dated October 2, 2023, between the Company and Richard Mattessich	10-Q	10.1	5/5/2025

10.20†	Severance and Change in Control Agreement, dated January 18, 2024, between the Company and Richard Mattessich	10-Q	10.2	5/5/2025

10.21	Registration Rights Agreement, dated April 1, 2025, by and among Celsius Holdings, Inc., Alani Holdings, LLC, Max Clemons and Trey Steiger	8-K	10.1	4/1/2025

10.22+#	Credit Agreement, dated April 1, 2025, by and among Celsius Holdings, Inc., Celsius, Inc., the lenders party thereto from time to time, UBS Securities LLC, Goldman Sachs Bank USA and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, and UBS AG, Stamford Branch, as the administrative agent and the collateral agent	8-K	10.2	4/1/2025

10.23†	Celsius Holdings, Inc. 2025 Omnibus Incentive Compensation Plan	DEF 14A	Annex C	4/14/2025

10.24†	Celsius Holdings, Inc. 2025 Employee Stock Purchase Plan	DEF 14A	Annex D	4/14/2025

10.25†	Form of Restricted Stock Unit Award Agreement	10-Q	10.5	8/8/2025

10.26†	Form of Performance-Based Restricted Stock Unit Award Agreement	10-Q	10.6	8/8/2025

10.27#	Securities Purchase Agreement, dated as of August 28, 2025, by and between Celsius Holdings, Inc. and PepsiCo., Inc.	8-K	10.1	8/29/2025

10.28	Amended and Restated Registration Rights Agreement, dated as of August 28, 2025, by and between Celsius Holdings, Inc. and PepsiCo, Inc.	8-K	10.2	8/29/2025

10.29+#	Transaction Agreement, dated as of August 28, 2025, by and between Celsius Holdings, Inc., and PepsiCo., Inc.	8-K	10.3	8/29/2025

10.30+#	Amended and Restated Distribution Agreement, dated as of August 28, 2025, by and among Celsius, Inc., Alani Nutrition LLC, Celsius Brands LLC, PepsiCo., Inc., and, solely with respect to Section 9, Celsius Holdings, Inc.	8-K	10.4	8/29/2025

10.31*†	Employment Offer Letter, dated February 13, 2025, between the Company and Eric Hanson

19.1	Celsius Holdings, Inc. Insider Trading Policy	10-K	19.1	3/3/2025

21.1*	Subsidiaries of Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Section 302 Certification by Chief Executive Officer

31.2*	Section 302 Certification by Chief Financial Officer

32.1**	Section 906 Certification by Chief Executive Officer

32.2**	Section 906 Certification by Chief Financial Officer

97.1†	Celsius Holdings, Inc. Mandatory Recovery of Compensation Policy	10-K	97.1	2/29/2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachment)

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
#    Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601 (a)(5) of Regulation S-K. The company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the U.S. Securities and Exchange Commission or its staff upon request.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Date: March 2, 2026	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2026	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ John Fieldly	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026
John Fieldly

/s/ Jarrod Langhans	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2026
Jarrod Langhans

/s/ Caroline Levy	Director	March 2, 2026
Caroline Levy

/s/ Cheryl S. Miller	Director	March 2, 2026
Cheryl S. Miller

/s/ Chrysso Jacoby	Director	March 2, 2026
Chrysso Jacoby

/s/ Damon DeSantis	Director	March 2, 2026
Damon DeSantis

/s/ Hal Kravitz	Director	March 2, 2026
Hal Kravitz

/s/ Hans Melotte	Director	March 2, 2026
Hans Melotte

/s/ John Short	Director	March 2, 2026
John Short

/s/ Joyce Russell	Director	March 2, 2026
Joyce Russell

/s/ Nicholas Castaldo	Director	March 2, 2026
Nicholas Castaldo

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Celsius Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Celsius Holdings, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Celsius Holdings, Inc. (the Company) has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alani Nutrition LLC and Rockstar (excluding those related to goodwill and brand and customer relationships intangibles), which are included in the 2025 consolidated financial statements of the Company and constituted 16.3% and 0.8%, respectively, of total assets as of December 31, 2025 and 39.8% and 2.2%, respectively, of revenue for the year then ended. Our audit of internal control over financial reporting of Celsius Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of Alani Nutrition LLC and Rockstar.

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
March 2, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Celsius Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Celsius Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued Promotional Allowances
Description of the Matter
As described in Note 4 of the consolidated financial statements, the Company’s promotional allowance programs are calculated based on various programs and terms of its contractual arrangements with its distributors and retail customers, and accruals are established at the time of the initial product sale for the Company’s anticipated liabilities. These accruals are based on agreed-upon terms with customers and in certain instances require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels to determine the accrual. The estimated promotional expenditures are recorded as a reduction to revenue in the period the underlying sale occurs to customers. Total promotional expenditures included as a reduction to revenue were $774.6 million for the year ended December 31, 2025, and accrued promotional allowances were $307.9 million at December 31, 2025.

We identified the accounting for certain accrued promotional allowances as a critical audit matter because of the subjective nature of management judgment required with respect to estimating consumer participation and/or distributor and retail customer performance levels and future promotional claims in determining the accrual for promotional allowances not yet invoiced by certain customers at year end.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the relevant internal controls related to the Company’s accrued promotional allowance process. This included testing controls over management’s review of the significant assumptions and other inputs in the estimation of the promotional allowance for certain customers. We also tested management’s controls to validate that the data used in the estimate of the accrued promotional allowance was complete and accurate.

To test accrued promotional allowances, our audit procedures included, among others, evaluating management’s judgments regarding estimating the promotional allowances for certain customers not yet invoiced by its such customers as of December 31, 2025. We assessed the reasonableness of management’s estimates of the accrued promotional allowances, on a sample basis, for a sample of certain customers by developing an expectation of the amount, primarily based on contractual terms in agreements with certain customers and the historical promotional expenditure amounts per case, and we compared our expectation to management’s recorded estimate. We performed inquiries of the Company’s sales and marketing personnel to corroborate our understanding of new and existing promotional programs that may alter the relationship between gross billings and promotional allowances, as such programs are considered by management when estimating future promotional claims. In addition, we tested the accuracy and completeness of the underlying data used in management’s estimation calculations, as well as the clerical accuracy of such calculations. We also evaluated management’s ability to estimate promotional allowances by comparing the actual invoices for promotional allowances subsequently paid to management’s original estimates.

Acquisition of Alani Nutrition LLC – Brand Intangible Valuation
Description of the Matter
As described in Notes 1 and 5 to the consolidated financial statements, the Company completed the acquisition of Alani Nutrition LLC (“Alani Nu”) on April 1, 2025. The acquisition was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. The Company’s accounting for the acquisition included determining the fair value of intangible assets acquired, principally the fair value of the Alani brand intangible asset of $1.104 billion, which was recognized at its estimated fair value as of the date of the respective acquisition. The valuations required management to make significant judgments, estimates, and assumptions with respect to the identifiable intangible assets.

We identified the determination of the fair value of the acquired indefinite-lived brand intangible asset as a critical audit matter because of the complexity and significant estimation uncertainty required with respect to auditing certain significant assumptions, specifically revenue, revenue growth rates, royalty rate, and discount rate. These significant assumptions relate to the future performance of Alani, are forward-looking, and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s accounting for the brand intangible asset. For example, we tested controls over management's review of the valuation of the brand intangible asset, including management’s review of the valuation model, the significant assumptions described above, and the completeness and accuracy of the data used in the valuation model.

To test the fair value of the brand intangible asset, our audit procedures included, among others, assessing the valuation methodologies used, evaluating the significant assumptions described above and testing the underlying data used by the Company in its analysis. For example, we compared the significant assumptions to historical and current industry, market and economic trends. We also compared the revenue growth rates to historical results of the acquired brand. In addition, we involved our valuation specialists to assist in evaluating the methodology used by the Company and testing certain significant assumptions, including the royalty rate and discount rate, used to value the indefinite-lived brand intangible asset. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the brand intangible asset that would result from changes in significant assumptions.

PepsiCo, Inc. (“Pepsi”) Transactions – Accounting for the Consideration Attributable to the Rockstar Acquisition and Implicit Upfront Payment to Pepsi
Description of the Matter
As described in Notes 1 and 5 to the consolidated financial statements of the Company, on August 28, 2025, the Company entered into a series of transactions with Pepsi, pursuant to which the Company issued Series B Preferred Stock to Pepsi and amended the terms of the Series A Preferred Stock held by Pepsi (the “consideration”) and (i) acquired Rockstar in the U.S. and Canada (the “Rockstar acquisition”), which was accounted for as a business combination under ASC 805, Business Combinations, and (ii) entered into an enhanced, long-term arrangement according to which Pepsi uses commercially reasonable efforts to sell and distribute the Company’s products (the “Captaincy”), which was accounted for as an implicit upfront payment to Pepsi in Pepsi’s capacity as a customer of the Company under ASC 606, Revenue from Contracts with Customers. The accounting for the consideration transferred attributable to (i) the Rockstar acquisition and (ii) the implicit upfront payment to Pepsi required management to make significant judgments, estimates, and assumptions in determining the fair value of both the Rockstar business and the implicit upfront payment to Pepsi.

We identified the accounting for the consideration attributable to the Rockstar business combination and the implicit upfront payment to Pepsi as a critical audit matter because of the complexity and significant estimation uncertainty required with respect to auditing (i) certain significant assumptions related to the determination of the consideration attributable to the Rockstar acquisition, specifically revenue, revenue growth rates, EBITDA margin, and discount rate, and (ii) certain significant assumptions related to the determination of the consideration attributable to the implicit upfront payment to Pepsi, specifically incremental net revenue of the Company and discount rate. These significant assumptions relate to the future performance of Rockstar and the Company, are forward-looking, and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s accounting for the consideration attributable to the Rockstar acquisition and the implicit upfront payment to Pepsi. For example, we tested controls over management's review of the valuation of the Rockstar business and the valuation of the implicit upfront payment to Pepsi, including management’s review of the valuation models, the significant assumptions described above, and the completeness and accuracy of the data used in the valuation models.

To test the consideration attributable to the Rockstar acquisition and the implicit upfront payment to Pepsi, our audit procedures included, among others, assessing the valuation methodologies used, evaluating the significant assumptions described above and testing the underlying data used by the Company in its analysis. For example, we compared the significant assumptions to historical and current industry, market and economic trends. We also compared the revenue growth rates and EBITDA margin of Rockstar to historical results of Rockstar, and we compared the incremental net revenue growth rates of the Company to combined historical results of the Company (taking into consideration the acquisitions in 2025). In addition, we involved our valuation specialists to assist in evaluating the methodologies used by the Company and testing the discount rates used to value the consideration attributable to the Rockstar acquisition and the implicit upfront payment to Pepsi. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the consideration attributable to the Rockstar acquisition and the implicit upfront payment to Pepsi that would result from changes in significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.
Boca Raton, Florida
March 2, 2026

Celsius Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$398,866	$890,190
Restricted cash	141,121	—
Accounts receivable-net[1]	755,499	270,342
Inventories-net	337,698	131,165
Prepaid expenses and other current assets[2]	128,806	18,759
Deferred other costs-current[3]	49,164	14,124
Total current assets	1,811,154	1,324,580

Property, plant and equipment-net	87,910	55,602
Customer relationships-net	111,604	11,306
Brands-net	1,280,311	907
Goodwill	917,560	71,582
Deferred other costs-non-current[3]	771,635	234,215
Deferred tax assets	96,013	38,699
Other long-term assets	43,434	29,990
Total Assets	$5,119,621	$1,766,881

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable[4]	$137,930	$41,287
Accrued expenses[5]	230,721	148,780
Income taxes payable	49,612	10,834
Accrued distributor termination fees	264,088	—
Accrued promotional allowance[6]	307,922	135,948
Contingent consideration	25,000	—
Deferred revenue-current[7]	26,988	9,513
Other current liabilities	36,465	19,173
Total current liabilities	1,078,726	365,535

Long-term debt	669,926	—
Deferred revenue-non-current[3]	401,155	157,714
Other long term liabilities	28,372	19,215
Total Liabilities	2,178,179	542,464

Commitments and contingencies (Note 17)

Mezzanine equity:
Series A convertible preferred stock, $0.001 par value per share, 1,467 shares issued and outstanding as of December 31, 2025 and December 31, 2024 [3]	852,355	824,488
Series B convertible preferred stock, $0.001 par value per share, 390 shares and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively [3]	907,620	—
Stockholders’ equity:
Common Stock, $0.001 par value per share; 400,000 shares authorized; 258,108 shares issued and 256,906 shares outstanding as of December 31, 2025; and 235,087 shares issued and 235,014 shares outstanding as of December 31, 2024.	101	79
Treasury stock, at cost; 1,202 shares and 73 shares as of December 31, 2025 and 2024, respectively	(48,226)	(2,585)
Additional paid-in capital	1,050,518	300,164
Accumulated other comprehensive income (loss)	3,162	(3,250)
Retained earnings	175,912	105,521
Total Stockholders’ Equity	1,181,467	399,929
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$5,119,621	$1,766,881

[1] Includes $349.1 million and $168.2 million from a related party as of December 31, 2025 and December 31, 2024, respectively.
[2] Includes $64.2 million from a related party as of December 31, 2025 and no related party balance as of December 31, 2024.
[3] Amounts in this line item are associated with a related party for all periods presented.
[4] Includes $28.6 million and $1.7 million due to a related party as of December 31, 2025 and December 31, 2024, respectively.
[5] Includes $1.8 million and $0.2 million due to a related party as of December 31, 2025 and December 31, 2024, respectively.
[6] Includes $128.9 million and $75.1 million due to a related party as of December 31, 2025 and December 31, 2024, respectively.
[7] Includes $26.3 million and $9.5 million due to a related party as of December 31, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these audited Consolidated Financial Statements

Celsius Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	For the years ended December 31,
	2025	2024	2023
Revenue[1]	$2,515,269	$1,355,630	$1,318,014
Cost of revenue[2]	1,247,936	675,423	684,875
Gross profit	1,267,333	680,207	633,139
Selling, general and administrative expenses[3]	798,810	524,479	366,773
Distributor termination fees	327,461	—	—
Income from operations	141,062	155,728	266,366

Other (expense) income:
Interest income	21,085	39,263	26,629
Interest expense	(48,977)	—	—
Other, net [4]	11,863	59	(1,246)
Total other (expense) income	(16,029)	39,322	25,383

Net income before provision for income taxes	125,033	195,050	291,749

Provision for income taxes	(17,034)	(49,976)	(64,948)
Net income	$107,999	$145,074	$226,801

Dividends on convertible preferred stock[5]	(37,608)	(27,500)	(27,462)
Income allocated to participating preferred stock[5]	(6,554)	(10,117)	(17,348)
Net income attributable to common stockholders	$63,837	$107,457	$181,991

Other comprehensive income:
Foreign currency translation gain (loss), net of income tax	6,412	(2,549)	1,180
Comprehensive income	$70,249	$104,908	$183,171

Earnings per share:
Basic	$0.25	$0.46	$0.79
Diluted	$0.25	$0.45	$0.77
Weighted average shares outstanding:
Basic	252,301	233,667	230,784
Diluted	254,911	237,404	236,964
[1] Includes $1,086.0 million, $742.0 million and $782.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, from a related party.
[2] Includes $40.1 million to a related party for the year ended December 31, 2025 and no amounts to a related party for the years ended 2024 or 2023.
[3] Includes $9.7 million for the year ended December 31, 2025 and $2.4 million for the years ended 2024 and 2023 in each case to a related party.
[4] Includes $12.6 million from a related party for the year ended December 31, 2025 and no amounts from a related party for the years ended 2024 or 2023.
[5] Amounts in this line item are associated with a related party for all periods presented.

The accompanying notes are an integral part of these audited Consolidated Financial Statements

Celsius Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands, except per share amounts)

	Stockholders’ Equity								Mezzanine Equity
	Common Stock					Treasury Stock			Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Shares	Amount	Total Stockholders’ Equity	Shares	Amount	Shares	Amount
Balance at December 31, 2022	229,147	$76	$280,668	$(1,881)	$(238,772)	—	$—	$40,091	1,467	$824,488	—	$—
Adoption of accounting standard	—	—	—	—	(82)	—	—	(82)	—	—	—	—
Stock-based compensation	—	—	21,226	—	—	—	—	21,226	—	—	—	—
Stock option exercises, RSUs and PSUs converted	2,640	1	2,285	—	—	—	—	2,286	—	—	—	—
Dividends paid on Series A Preferred Stock ($18.72 per share)	—	—	(27,462)	—	—	—	—	(27,462)	—	—	—	—
Foreign currency translation	—	—	—	1,180	—	—		1,180	—	—	—	—
Net income	—	—	—	—	226,801	—	—	226,801	—	—	—	—
Balance at December 31, 2023	231,787	$77	$276,717	$(701)	$(12,053)	—	$—	$264,040	1,467	$824,488	—	$—
Stock-based compensation	—	—	19,591	—	—	—	—	19,591	—	—	—	—
Stock option exercises, RSUs and PSUs converted	3,300	2	3,856	—	—	—	—	3,858	—	—	—	—
Dividends paid on Series A Preferred Stock ($18.75 per share)	—	—	—	—	(27,500)	—	—	(27,500)	—	—	—	—
Repurchase of Common Stock related to employee tax withholdings	—	—	—	—	—	(61)	(2,261)	(2,261)	—	—	—	—
Treasury Stock	—	—	—	—	—	(12)	(324)	(324)	—	—	—	—
Foreign currency translation	—	—	—	(2,549)	—	—	—	(2,549)	—	—	—	—
Net income	—	—	—	—	145,074	—	—	145,074	—	—	—	—
Balance at December 31, 2024	235,087	$79	$300,164	$(3,250)	$105,521	(73)	$(2,585)	$399,929	1,467	$824,488	—	$—
Stock-based compensation	—	—	28,050	—	—	—	—	28,050	—	—	—	—
Stock option exercises, RSUs and PSUs converted	570	—	362	—	—	—	—	362	—	—	—	—
Issuance of Common Stock as consideration for acquisition	22,451	22	721,942	—	—	—	—	721,964	—	—	—	—
Modification of Series A Preferred Stock	—	—	—	—	—	—	—	—	—	27,867	—	—
Dividends paid to Series A Preferred Stock ($18.75 per share)	—	—	—	—	(27,500)	—	—	(27,500)	—	—	—	—
Issuance of Series B convertible preferred shares	—	—	—	—	—	—	—	—	—	—	390	907,620
Dividends paid to Series B Preferred Stock ($25.92 per share)	—	—	—	—	(10,108)	—	—	(10,108)	—	—	—	—
Repurchase of Common Stock related to employee tax withholdings	—	—	—	—	—	(161)	(5,727)	(5,727)	—	—	—	—
Treasury stock	—	—	—	—	—	(6)	(137)	(137)	—	—	—	—
Common Stock repurchases	—	—	—	—	—	(962)	(39,777)	(39,777)	—	—	—	—
Foreign currency translation	—	—	—	6,412	—	—	—	6,412	—	—	—	—
Net income	—	—	—	—	107,999	—	—	107,999	—	—	—	—
Balance at December 31, 2025	258,108	$101	$1,050,518	$3,162	$175,912	(1,202)	$(48,226)	$1,181,467	1,467	$852,355	390	$907,620
The accompanying notes are an integral part of these audited Consolidated Financial Statements

Celsius Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$107,999	$145,074	$226,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,451	7,274	3,226
Allowance for credit losses[1]	10,600	3,294	2,128
Amortization of deferred other costs[2]	26,326	14,124	14,124
Inventory excess and obsolescence	29,190	19,086	7,312
Stock-based compensation expense	28,050	19,591	21,226
Deferred income taxes-net	(57,336)	(9,730)	(42,055)
Change in fair value of contingent consideration	13,800	—	—
Loss on debt extinguishment	6,003	—	—
Other operating activities-net	(1,687)	1,583	1,444
Changes in operating assets and liabilities:
Accounts and note receivable-net[3]	(412,091)	(87,347)	(121,558)
Inventories[4]	(129,777)	77,190	(63,299)
Prepaid expenses and other current assets[5]	(108,321)	1,074	(7,980)
Other long-term assets	2,857	(4,862)	(28)
Accounts payable[6]	51,252	(1,170)	5,249
Accrued expenses[7]	45,618	85,398	(8,025)
Income taxes payable	38,750	(39,536)	48,102
Accrued promotional allowance[8]	153,635	36,161	63,810
Accrued distributor termination fees	257,595	(248)	(3,739)
Other current liabilities	9,937	4,920	7,305
Deferred revenue[9]	255,110	(9,513)	(12,723)
Other long-term liabilities	2,481	535	(102)
Net cash provided by operating activities	$359,442	$262,898	$141,218

Cash flows from investing activities:
Collections from note receivable	—	—	3,233
Purchase of property, plant and equipment[10]	(36,067)	(23,390)	(17,433)
Purchase of non-marketable equity securities	(10,000)	(3,000)	—
Acquisition of Big Beverages, net of cash acquired	—	(75,336)	—
Alani Nu Acquisition, net of cash acquired	(1,278,769)	—	—
Net working capital estimate received from Pepsi related to the Rockstar Acquisition[2]	29,156	—	—
Net cash used in investing activities	$(1,295,680)	$(101,726)	$(14,200)
[1] Includes $(0.4) million, $0.6 million and $0.1 million associated with a related party for the years ended December 31, 2025, 2024 and 2023, respectively.
[2] Amounts in this line item are associated with a related party for all periods presented.
[3] Includes $(180.9) million, $(37.8) million and $(98.8) million associated with a related party for the years ended December 31, 2025, 2024 and 2023, respectively.
[4] Includes $1.9 million associated with a related party for the year ended December 31, 2025 and no amounts for the years ended 2024 or 2023.
[5] Includes $(64.2) million associated with a related party for the year ended December 31, 2025 and no amounts for the years ended 2024 or 2023.
[6] Includes $26.9 million, $(1.6) million and $(0.1) million associated with a related party for the years ended December 31, 2025, 2024 and 2023, respectively.
[7] Includes $1.6 million, $0.8 million and $1.3 million associated with a related party for the years ended December 31, 2025, 2024 and 2023, respectively.
[8] Includes $53.8 million, $23.3 million and $37.9 million associated with a related party for the years ended December 31, 2025, 2024 and 2023, respectively.
[9] Includes $260.3 million, $(9.5) million and $(12.7) million associated with a related party for the years ended December 31, 2025, 2024 and 2023, respectively
[10] Includes $(11.3) million, $(10.4) million and $(9.7) million associated with a related party for the years ended December 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these audited Consolidated Financial Statements

Celsius Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Cash dividends paid on preferred stock[1]	$(37,608)	$(27,500)	$(27,462)
Repurchase of Common Stock related to employee tax withholdings	(5,727)	(2,261)	—
Repurchase of Common Stock for Treasury	(39,777)	—	—
Proceeds from term loan	900,000	—	—
Payments on term loan	(201,750)	—	—
Payment of debt issuance costs and debt discount	(29,659)	—	—
Payment of revolver fees	(2,708)	—	—
Other financing activities-net	(7)	3,795	2,241
Net cash provided by (used in) financing activities	$582,764	$(25,966)	$(25,221)

Effect on exchange rate changes on cash, cash equivalents and restricted cash	3,271	(997)	1,257
Net (decrease) increase in cash, cash equivalents and restricted cash	(350,203)	134,209	103,054
Cash, cash equivalents and restricted cash at beginning of the period	890,190	755,981	652,927

Cash, cash equivalents and restricted cash at end of the period	$539,987	$890,190	$755,981

Supplemental disclosures:
Cash paid for:
Interest	$45,799	$—	$—
Taxes, net of refunds received	$64,231	$99,134	$56,748

Supplemental schedule of noncash investing and financing activities:
Acquisition date fair value of Alani Nu contingent consideration	$11,200	$—	$—
Fair value of share consideration issued in the Alani Nu Acquisition	721,964	—	—
Fair value of Series B Preferred Stock issued to Pepsi [1]	907,920	—	—
Fair value of Series A Preferred Stock modification [1]	$27,867	$—	$—
[1] Amounts in this line item are associated with a related party for all periods presented. The non-cash proceeds were used for the ASC 606 implicit upfront payment to Pepsi and the Rockstar purchase consideration as part of the Pepsi Transactions, see Note 5. Acquisitions.

The accompanying notes are an integral part of these audited Consolidated Financial Statements

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Business Overview
References in this Report to the “Company” or “Celsius” refer to Celsius Holdings, Inc. and its wholly owned subsidiaries. Definitions of certain capitalized terms used in this Report are included within the Master Glossary.
The Company develops, processes, markets, sells, manufactures and distributes differentiated products with innovative formulas as premium lifestyle beverages designed to fuel active and wellness-oriented consumers. The Company’s portfolio primarily consists of energy drinks offered under CELSIUS®, Alani Nu® and Rockstar® brands, with CELSIUS® and Alani Nu® also offering a range of other wellness products. Together, these brands serve a broad range of consumers across the functional energy and adjacent wellness categories.
The Company's products are available in the U.S., Canada, Europe, the Middle East and portions of the Asia-Pacific region. They are sold through multiple channels, including conventional grocery, natural-food and convenience stores, fitness centers, mass-market and vitamin specialty retailers and e-commerce platforms.
On August 28, 2025, the Closing Date of the Pepsi Transactions, the Company entered into a series of transactions and agreements (described below) with Pepsi, pursuant to which the Company (i) issued to Pepsi shares of Series B Preferred Stock and modified certain terms of the outstanding shares of Series A Preferred Stock, all of which are held by Pepsi, (ii) acquired Rockstar in the U.S. and Canada and engaged Pepsi to become the primary distributor of Alani Nu and Rockstar products in the U.S. (excluding Puerto Rico and the U.S. Virgin Islands) and Canada and (iii) enhanced its existing long-term commercial arrangement with Pepsi, pursuant to which, among other things, Pepsi is required to use commercially reasonable efforts to sell and distribute the Company’s products in the U.S. in accordance with the Captaincy.
Transaction Agreement – Rockstar Acquisition and Captaincy
On the Closing Date of the Pepsi Transactions, the Company entered into the Transaction Agreement with Pepsi, pursuant to which (i) the Company acquired certain assets and assumed certain liabilities, comprising Rockstar in the U.S. and Canada and (ii) the Company and Pepsi commenced the Captaincy in the U.S. The Captaincy is an enhanced, long-term arrangement pursuant to which Pepsi uses commercially reasonable efforts to sell and distribute the Company’s products in the U.S. in accordance with jointly developed sales, placement and promotional priorities. On the Closing Date of the Pepsi Transactions, the Company issued Series B Preferred Stock to Pepsi and amended the terms of the Series A Preferred Stock in connection with the Rockstar Acquisition, the Captaincy and the A&R Distribution Agreements, pursuant to which Pepsi continues to serve as the Company’s primary distributor of Celsius products in the U.S. and Canada and has become the Company’s primary distributor of Alani Nu and Rockstar products in these markets. The transaction included a customary working capital adjustment related to the Rockstar Acquisition. The Company finalized this adjustment during the fourth quarter of 2025. The Captaincy commenced on the Closing Date of the Pepsi Transactions and will continue during the term of the A&R U.S. Distribution Agreement.

Securities Purchase Agreement
On the Closing Date of the Pepsi Transactions, the Company entered into the Series B Purchase Agreement with Pepsi, pursuant to which, on such date, the Company issued and sold to Pepsi and Pepsi purchased from the Company, in a private placement exempt from registration under the Securities Act, 390,000 shares of Series B Preferred Stock. Pursuant to the Series B Purchase Agreement, the Company also granted Pepsi the right to currently designate one additional member to the Board, giving Pepsi a total of two Board seats. As part of these transactions, the Series A Preferred Stock was modified to align key terms, such as conversion and redemption dates, with those of the newly issued Series B Preferred Stock.

Amended and Restated Distribution Agreements

On the Closing Date of the Pepsi Transactions, the Company entered into the A&R Distribution Agreements with Pepsi, which amended and restated in its entirety the Original U.S. Distribution Agreement and the Original Canadian Distribution Agreement, predominantly to provide that Pepsi become the primary distributor of Alani Nu and Rockstar products. The other material terms and covenants, including termination provisions, contained in the original agreements remain in full force and effect in the A&R Distribution Agreements. In connection with the transition of the distribution of Alani Nu products to Pepsi, the Company is incurring fees from the termination of agreements with certain former Alani Nu distributors. Pepsi has agreed to reimburse the Company for such distributor termination fees up to $275.0 million, to facilitate the transition of certain distribution rights to Pepsi.

For more information on the components of the Pepsi Transactions and the A&R Distribution Agreements, see Note 4. Revenue, Note 5. Acquisitions, Note 13. Related Party Transactions and Note 14. Mezzanine Equity.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
Alani Nu Acquisition
On April 1, 2025, the Closing Date of Alani Nu, the Company completed the Alani Nu Acquisition for a total consideration comprising (i) $1,275.0 million in cash, subject to adjustment as set forth in the purchase agreement, (ii) an aggregate of 22,451,224 shares of Common Stock and (iii) up to $25.0 million in additional cash consideration, which became payable upon Alani Nu’s achievement of the agreed-upon revenue target for calendar year 2025. The entire amount is expected to be paid to the sellers of Alani Nu in the first quarter of 2026. In connection with the finalization of customary post-closing adjustments in the third quarter of 2025, the Company made a payment of $22.4 million to the Sellers. See Note 5. Acquisitions.
Credit Agreement
On the Closing Date of Alani Nu, Celsius and certain of its subsidiaries, the lenders and issuing banks from time to time party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent, entered into a Credit Agreement, which initially provided for the Term Loan Facility in an aggregate principal amount of up to $900.0 million, which was fully drawn on the Closing Date of Alani Nu to fund a portion of the cash consideration paid to the Sellers (the remaining cash consideration was funded with existing cash on hand) and the Revolving Credit Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of December 31, 2025. See Note 11. Debt.
Debt Refinancing
On October 2, 2025, Celsius Holdings, Inc. and Celsius, Inc. entered into the First Refinancing Amendment. This amendment reduced the applicable interest rates under both the Term Loan Facility and the Revolving Credit Facility by 75 basis points. All other material terms of the Credit Agreement remained unchanged. In connection with the First Refinancing Amendment, the Company repaid the remaining outstanding balance of the $900.0 million Term Loan Facility using a combination of approximately $197.8 million of cash on hand and the proceeds from a new $700.0 million term loan under the Term Loan Facility, which bears interest at the reduced interest rate provided in the First Refinancing Amendment. No prepayment penalties were incurred in connection with the refinancing. The Company accounted for the refinancing as a modification of the existing debt under applicable U.S. GAAP, including the guidance in ASC 470.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC.

Certain prior period amounts have been reclassified to conform to the current period's presentation in the Consolidated Financial Statements and accompanying notes. These reclassifications reflect changes in the level of detail presented for certain captions, including the aggregation of certain previously presented captions and the separate presentation of other previously aggregated captions. These reclassifications were made for consistency with current period presentation and had no effect on operating results.

Line Items – As Previously Reported	Line Item – As Reclassified
Consolidated Balance Sheets
Right of use assets-operating leases	Other long-term assets
Right of use assets-finance leases-net	Other long-term assets
Intangibles-net	Customer relationships-net
Intangibles-net	Brands-net
Lease liability operating leases (previously presented in current liabilities)	Other current liabilities
Lease liability finance leases (previously presented in current liabilities)	Other current liabilities
Lease liability operating leases (previously presented in non-current liabilities)	Other long term liabilities
Lease liability finance leases (previously presented in non-current liabilities)	Other long term liabilities
Deferred tax liability	Other long term liabilities
Additional paid-in capital	Additional paid-in capital
Additional paid-in capital	Treasury Stock

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)

Line Items – As Previously Reported	Line Item – As Reclassified

Consolidated Statements of Operations and Comprehensive Income
Interest income on note receivable	Other, net
Foreign exchange loss	Other, net
Other income	Other, net
Dividends on Series A convertible preferred stock	Dividends on convertible preferred stock

Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
Additional paid-in capital	Treasury Stock
Additional paid-in capital	Additional paid-in capital

Consolidated Statements of Cash Flows
Loss on disposal of property, plant and equipment	Other operating activities-net
Foreign exchange loss	Other operating activities-net
Note receivable-net	Accounts and note receivable-net
Change in right of use asset and lease liability-net	Other long-term liabilities
Principal payments on finance lease obligations	Other financing activities-net
Proceeds from exercise of stock options	Other financing activities-net
Cash dividends paid on Series A convertible preferred stock	Cash dividends paid on preferred stock
Common Stock Split — On November 13, 2023, the Company effected a three-for-one Common Stock split to stockholders of record on such date. For clarity and consistency in financial reporting, all shares, RSUs, PSUs, stock options and per share amounts presented in the accompanying Consolidated Financial Statements and related notes have been retrospectively adjusted to account for the effects of the Forward Stock Split for all periods presented.
Principles of Consolidation — These Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in accordance with U.S. GAAP.
Business Combinations — The Company accounts for business combinations in accordance with ASC 805. Under this guidance, the results of operations of an acquired business are included in the Company’s Consolidated Financial Statements and related notes prospectively from the acquisition date.
The Company allocates the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Any excess of the purchase consideration over the fair value of net assets acquired is recognized as goodwill. During the measurement period, which does not exceed twelve months from the acquisition date, adjustments to the preliminary fair value estimates may be recorded as additional information becomes available. Measurement period adjustments, if applicable, are recognized in the reporting period in which the adjustments are determined and are reflected as a prospective adjustment to goodwill. Transaction costs associated with acquisitions, such as advisory, legal and consulting fees are expensed as incurred. Contingent consideration, associated with acquisitions, is recorded at fair value using discounted, probability-weighted cash flow models that rely on Level 3 inputs. Contingent consideration is remeasured at fair value each reporting period, with changes recognized in earnings until settlement. See Note 5. Acquisitions.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
Significant Estimates — The preparation of Consolidated Financial Statements and accompanying disclosures in conformity with U.S. GAAP requires management to make recurring estimates and assumptions that affect the reported amounts of assets, liabilities, mezzanine equity, stockholder's equity, revenues and expenses, as well as disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Significant estimates include promotional allowances, intangibles, assets and liabilities assumed as a part of business combinations, allowance for inventory obsolescence and sales returns, the useful lives of property, plant and equipment, impairment of goodwill and intangibles, deferred taxes and related valuation allowance, valuation of contingent consideration, stock-based compensation and the valuation of preferred stock issued or modified during the period.
Segment Reporting — Operating segments are defined as components of an enterprise that engage in business activities, maintain discrete financial information and undergo regular review by the CODM, who is the Chief Executive Officer, to assess performance and allocate resources. Although the Company operates in multiple geographical regions and offers a range of products under distinct brands, it functions as a single operating segment. The CODM evaluates operating results and allocates resources on a consolidated basis due to the significant economic interdependencies between the Company's brands, geographical operations and product offerings. As a result, the Company and its brands are managed as a single operating segment, which also represents the Company’s single reportable segment. See Note 16. Segment Reporting.
Fair Value Measurements — ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Accordingly, inputs used in fair value measurements are prioritized within the following hierarchy:
Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
Level 2: Inputs other than quoted prices in active markets included in Level 1 that are observable, directly or indirectly.
Level 3: Unobservable inputs, which rely on the reporting entity’s assumptions when there is little or no market data.
The carrying values of cash and cash equivalents, restricted cash, accounts receivable-net, accounts payable, other current liabilities and accrued expenses approximate fair value due to their short-term maturities and market interest rates. As such, these are classified within Level 1.
The Company’s outstanding debt is recorded at face value, net of unamortized discounts and debt issuance costs, on the Consolidated Balance Sheets. The Term Loan Facility bears interest at variable rates based on either benchmark rates or an alternate base rate, in each case plus the applicable spread set forth in the Credit Agreement as further described in Note 11. Debt. Because the interest rates on the Term Loan Facility reprice frequently based on observable market reference rates, and there have been no significant changes in the Company’s leverage or credit profile, the Company determined that the fair value of the Term Loan Facility approximates its principal amount as of December 31, 2025. Any difference between the carrying amount and fair value primarily reflects unamortized debt issuance costs rather than changes in market interest rates or credit spreads. The applicable interest margin reflects the Company’s credit risk and is derived from observable market inputs but is not based on quoted prices for identical instruments; accordingly, the Term Loan Facility is classified within Level 2 of the fair value hierarchy.
The Company performs valuations of assets acquired and liabilities assumed in acquisitions accounted for as business combinations and recognizes the assets acquired and liabilities assumed at their respective acquisition-date fair values. For additional information on fair value measurements performed as part of the Rockstar and Alani Nu acquisitions, see Note 5. Acquisitions. For additional information on the fair value measurements performed as part of the Preferred Stock issuance and modification, see Note 14. Mezzanine Equity.
In connection with the Alani Nu Acquisition, the Company initially recorded a liability at fair value for the contingent consideration payable to the Sellers, subject to achievement of a certain 2025 revenue target, with a single potential payment of $25.0 million. If the target were not achieved, then no consideration would have been payable. The fair value of the liability was estimated using discounted future cash flows based on a probability-weighted expected return methodology, which utilized Level 3 inputs such as revenue forecasts. Based on Alani Nu's 2025 results, the contingent consideration condition was achieved in full. Accordingly, the Company recognized the full amount as a liability as of December 31, 2025. The contingent consideration will be paid in the first quarter of 2026. See Note 5. Acquisitions.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
Concentrations of Risk — The majority of the Company’s revenue is derived from the sale of functional energy drinks. Functional energy drink product revenue accounted for approximately 92.9%, 95.3% and 96.1% of revenue for the years ended December 31, 2025, 2024 and 2023, respectively.
Revenue from customers accounting for more than 10.0% of total revenue was as follows:

	For the years ended December 31,
	2025	2024	2023
Pepsi	43.2%	54.7%	59.4%
Costco	10.8%	11.6%	12.0%
All others	46.0%	33.7%	28.6%
Total	100.0%	100.0%	100.0%
Accounts receivable-net from customers accounting for more than 10.0% were as follows:

	December 31, 2025	December 31, 2024
Pepsi	46.2%	62.2%
Costco	10.5%	10.2%
All others	43.3%	27.6%
Total	100.0%	100.0%
Cash and Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2025 and 2024, the Company did not hold any instruments with original maturities exceeding three months.
The Company's cash balances are held in international and domestic accounts. Of the Company's $398.9 million and $890.2 million in unrestricted cash and cash equivalents as of December 31, 2025 and 2024, respectively, approximately 51.9% and 25.7% were held outside the U.S., respectively. Such cash is freely transferable to the U.S. without any restrictions.
Throughout the year, the Company has had amounts on deposit at financial institutions that exceeded federally insured limits. As of December 31, 2025, the Company had not experienced any loss as a result of these deposits and does not expect to incur any losses on such deposits in the future.
Restricted Cash — In connection with the A&R U.S. Distribution Agreement, the Company received upfront payments from Pepsi that are contractually restricted. These funds are designated solely to satisfy termination payments to certain former Alani Nu distributors and are not available for general operating activities and are therefore classified as restricted cash on the Company’s Consolidated Balance Sheets. Any amounts not utilized for such termination payments are required to be returned to Pepsi. See Note 4. Revenue and Note 13. Related Party Transactions.

Accounts Receivable and Current Expected Credit Losses — The Company is exposed to potential credit risks associated with its product revenue and related accounts receivables, as it generally does not require collateral from its customers. Payment terms are established in accordance with industry practice and are typically short-term in nature. The arrangements do not contain a significant financing component. The Company determines its allowance for expected credit losses using a risk-based methodology that groups customers into risk tiers based on credit quality, financial condition, and other relevant qualitative and quantitative factors. Customer balances within each risk tier are evaluated using an aging-based loss rate approach to estimate expected credit losses over the contractual life of the receivables. The Company periodically reassesses customer risk classifications to reflect changes in credit risk, current and expected future economic and market conditions and other available information.

During the year, the Company refined its expected credit loss methodology by transitioning from a channel-based customer pooling structure to a risk-based framework. This refinement was driven by enhanced credit data availability and improved alignment of loss expectations with observed customer risk profiles. The effect of this refinement on the allowance for expected credit losses was immaterial for the year ended December 31, 2025.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
Changes in the allowance for current expected credit losses were as follows:

Allowance for Current Expected Credit Losses
Balance as of December 31, 2023	$3,137
Period change for current expected credit losses	7,997
Write off	(5,856)
Balance as of December 31, 2024	5,278
Period change for current expected credit losses	10,127
Balance as of December 31, 2025	$15,405
Inventories — Inventories are valued at the lower of cost or net realizable value with costs approximating those determined under the first-in, first-out method. Changes in the inventory reserve are included in cost of revenue. See Note 6. Inventories.
Deferred Other Costs — Deferred other costs primarily consist of the value of the Captaincy and the excess fair value of the shares of Series A Preferred Stock over the proceeds received from Pepsi as part of the Original Purchase Agreement and Original U.S. Distribution Agreement. These deferred other costs are amortized on a straight-line basis, as a reduction of revenue, over the terms of the A&R U.S. Distribution Agreement aligning expense recognition with the associated benefits. Deferred other costs are classified and presented as separate current and non-current line items on the Company’s Consolidated Balance Sheets.
Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets primarily consist of a receivable from Pepsi in connection with the A&R U.S. Distribution Agreement, see Note 13. Related Party Transactions, as well as prepaid insurance, prepaid slotting fees, prepaid advertising and other advance payments made for operating activities. This category also includes tax-related receivables, such as income tax and VAT/GST receivables, as well as other receivables, production deposits and miscellaneous current assets.
Property, Plant and Equipment — Property, plant and equipment are stated at cost, net of accumulated depreciation and, if applicable, impairment. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful life of the asset, generally ranging from three to fifteen years. The Company’s largest property, plant and equipment asset category is merchandising equipment, consisting primarily of coolers. Depreciation of merchandising equipment begins when the equipment is placed in service. As of December 31, 2025 and 2024, a portion of the Company’s merchandising equipment related to coolers had not yet been placed in service and, accordingly, was not subject to depreciation.
Construction-in-progress represents construction expenditures not yet placed into service or being depreciated and is reclassified to the appropriate property, plant and equipment category once the asset is ready for its intended use. Leasehold improvements are depreciated over the shorter of the estimated useful life of the assets or the lease term. Routine repairs and maintenance that do not improve or extend the useful lives of the assets are expensed as incurred. When property, plant and equipment is sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statements of Operations and Comprehensive Income.
The following table summarizes the Company's property, plant and equipment balances and includes the estimated useful lives that are generally used to depreciate the assets on a straight-line basis:

	Estimated Useful Life in Years	December 31, 2025	December 31, 2024
Merchandising equipment - coolers	3-7	$60,615	$39,231
Vehicles	5	17,501	12,237
Machinery and equipment	7-15	14,631	10,136
Office equipment	3-7	3,570	2,228
Leasehold improvements		2,523	2,561
Construction-in-progress		11,187	—
Less: accumulated depreciation		(22,117)	(10,791)
Property, plant and equipment-net		$87,910	$55,602

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
Depreciation expense amounted to approximately $11.7 million, $6.5 million and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation expense is primarily included in selling, general and administrative expenses.
Leases — The Company follows the provisions of ASC 842. The Company leases office space, a storage facility, machinery and equipment, warehouses and vehicles, both in the U.S. and internationally under operating and finance leases that expire at various dates through 2034. If a lease agreement includes options to extend or terminate the lease, the Company evaluates the likelihood of exercising such options. Extension periods that management determines are reasonably certain to be exercised are included in the lease term used to measure the right-of-use asset and lease liability. For new or modified agreements, the Company assesses whether an arrangement contains a lease by evaluating whether the Company obtains (1) the right to substantially all the economic benefits from the use of the asset and (2) the right to direct how and for what purpose the asset is used.
If an arrangement contains a lease, the Company records a right-of-use asset and a lease liability, initially recognized based on the present value of future lease payments over the term of the lease. If the rate implicit in the lease is not readily determinable, the Company's incremental borrowing rate is used in calculating the present value of the lease payments. Right-of-use assets are initially recorded at the present value of lease payments, adjusted for initial direct costs and prepaid lease payments and less any lease incentives received. The majority of the Company's leases are deemed operating leases. Operating lease costs are included in selling, general and administrative expenses.
The Company has no residual value guarantees associated with its leases. Lease cost may include both lease and non-lease components, such as shared operating costs that typically cover property expenses, including insurance, utilities and maintenance. Where applicable, the Company elected the practical expedient to account for lease and non-lease components as a single lease component in the calculation of lease liabilities and right-of-use assets. Leases with terms of 12 months or less are not recorded on the Consolidated Balance Sheets. See Note 7. Leases.
Long-Lived Assets — In accordance with ASC 360, the Company reviews the carrying value of long-lived asset groups, which includes property, plant and equipment-net, right-of-use assets and definite-lived intangibles-net, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recognized for a long-lived asset group if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not considered recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset group over its remaining useful life and final disposition. The Company did not record any impairment charges related to long-lived asset groups for the years ended December 31, 2025, 2024 or 2023.
Long-Lived Assets by Geographic Area — The following table consists of geographic long-lived asset information, which includes property, plant and equipment-net, right-of-use assets and definite-lived intangibles-net. The table excludes goodwill and indefinite lived brands. All of the Company’s North American long-lived assets are located in the U.S. and Canada.

	December 31, 2025	December 31, 2024
North America	$197,866	$72,115

Finland	12,004	10,950
Sweden	4,635	2,523
Ireland	3,595	3,599
Other	29	29
Long-lived assets related to foreign operations	20,263	17,101
Long-lived assets-net	$218,129	$89,216
Goodwill and Intangible Assets — Goodwill and indefinite-lived intangible assets recognized as part of acquisitions are not amortized but are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate a potential impairment. Intangible assets with defined useful lives are generally measured at cost, net of accumulated amortization and impairment, and are amortized on a straight-line basis over their estimated useful lives. Useful lives are determined based on expected cash flows and other relevant facts and circumstances specific to each asset.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
In a qualitative impairment assessment, management considers factors including macroeconomic conditions, industry conditions, cost factors regarding raw materials and operations, legal and regulatory environments and historical financial performance. If an impairment indicator exists, a quantitative assessment is performed. The Company performed its goodwill impairment analysis at the reporting unit level, consisting of one reporting unit, as of October 1, 2025. The Company performed its indefinite lived intangible asset impairment analysis at the individual asset level as of October 1, 2025.
If management determines, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative goodwill impairment test would be required. The quantitative test for goodwill impairment is performed by determining the fair value of the reporting unit. Management has performed its evaluation and determined the fair value of the reporting unit is significantly greater than the carrying amount and, accordingly, the Company has not recorded any impairment charges related to goodwill during the years ended December 31, 2025, 2024 or 2023. See Note 8. Goodwill and Intangibles.
As a result of the Company’s strategic focus on its core product offerings and the decision not to pursue further expansion of Func Foods branded products, management concluded that the remaining carrying value of the Func Foods brand name, an indefinite-lived intangible asset, was no longer recoverable. Accordingly, the Company recorded an impairment charge to write off the remaining net book value of the Func Foods brand name during 2025. The Company did not record any other impairment charges related to indefinite-lived intangible assets for the current or prior periods presented. See Note 8. Goodwill and Intangibles.
Other Long-term Assets — Other long-term assets primarily consist of right-of-use assets related to the Company’s operating and finance leases, net of accumulated amortization. This category also includes long-term prepayments and deposits, long-term investments, certain long-term receivables and debt issuance costs related to the Revolving Credit Facility. The Company holds equity investments that are accounted for under the measurement alternative in accordance with ASC 321-10-35-2 for equity securities without readily determinable fair values. These investments are recorded at cost, adjusted for impairment and for observable price changes in orderly transactions for identical or similar investments of the same issuer. As of December 31, 2025 and 2024, the carrying amount of equity investments without readily determinable fair values was $17.0 million and $3.0 million, respectively.
Distributor Termination Fees — In connection with the A&R Distribution Agreements, the Company accrued distributor termination fees related to the transition of certain Alani Nu distribution to Pepsi. These accruals represent amounts expected to be paid to former distributors and, where applicable, amounts to be returned to Pepsi if actual termination costs are less than the upfront payments received from Pepsi. The Company recognizes these accruals when a loss is probable and reasonably estimable, based on current available information and updates estimates as facts change. Termination charges are presented as distributor termination fees in the Company's Consolidated Statements of Operations and Comprehensive Income. Termination accruals are presented as accrued distributor termination fees on the Consolidated Balance Sheets. See Note 4. Revenue and Note 10. Accrued Distributor Termination Fees.
Deferred Revenue — The Company receives payments from certain distributors as reimbursement for contract termination costs paid to the prior distributors. Amounts received or contractually due under new or amended distribution agreements related to these termination cost reimbursements are accounted for as deferred revenue and are recognized ratably over the anticipated life of the respective new or amended distribution agreements. Deferred revenue is classified and presented as separate current and non-current line items on the Company’s Consolidated Balance Sheets.
Other Current Liabilities — Other current liabilities primarily consist of state beverage container deposit obligations, short-term portions of finance and operating lease liabilities and sales tax payables, including those related to international operations. This category also includes the current portion of long-term debt and other miscellaneous short-term obligations.
Debt — The Company accounts for all debt instruments in accordance with the guidance provided under ASC 470. Debt is initially recognized at the amount of proceeds received, net of any original issue discounts or premiums and debt issuance costs, and is subsequently carried at amortized cost. Debt is classified as current or non-current based on the contractual maturity dates, subject to applicable refinancing arrangements.
Original issue discounts, premiums and debt issuance costs are recognized as interest expense over the term of the debt using the effective interest method. Debt issuance costs for the Revolving Credit Facility are recorded in other long-term assets on the Consolidated Balance Sheets. Debt issuance costs for the Term Loan Facility are recorded in long-term debt as a reduction to the long-term outstanding balance on the Consolidated Balance Sheets.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
Amendments to debt instruments are evaluated to determine whether they represent a modification or an extinguishment in accordance with ASC 470-50. Modifications are accounted for prospectively, while extinguishments result in derecognition of the original debt and recognition of any resulting gain or loss in the Consolidated Statements of Operations and Comprehensive Income. Any fees paid to third parties are expensed in the Consolidated Statements of Operations and Comprehensive Income as incurred. See Note 11. Debt.
Other Long Term Liabilities — Other long-term liabilities primarily consist of operating and finance lease obligations due beyond one year, as well as deferred tax liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. This category also includes other long-term tax-related liabilities and miscellaneous obligations that are not expected to be settled within the next twelve months.
Treasury Stock — The Company accounts for treasury stock under the cost method, using the first-in, first-out, in accordance with ASC 505. Treasury stock is recorded as a contra-equity balance and reduces total stockholders’ equity on the Consolidated Balance Sheets. Treasury shares do not have voting rights, do not receive dividends and are excluded from the calculation of both basic and diluted EPS. Direct costs incurred in connection with repurchase transactions, including broker commissions and other transaction-related fees, are included in the cost of treasury shares on the Consolidated Balance Sheets.
There were no treasury stock retirements during the year ended December 31, 2025. Treasury stock may be reissued for various purposes, including the settlement of employee equity awards, acquisitions, or other corporate purposes. Upon reissuance, amounts in excess of the acquisition cost are credited to additional paid-in capital. If treasury stock is reissued at an amount below its acquisition cost and the additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference, the resulting shortfall is recorded against retained earnings.
The Company’s ability to repurchase shares of its Common Stock or declare dividends is subject to restrictions imposed by Nevada law. Nevada law provides that no distribution (including dividends on, or the redemption or repurchase of, shares of capital stock) may be made if, after giving effect to such distribution, (i) the Company would not be able to pay its debts as they become due in the usual course of business, or (ii) except as otherwise specifically permitted by the articles of incorporation, the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed at the time of a dissolution to satisfy the preferential rights of preferred stockholders.
Revenue Recognition — The Company recognizes revenue in accordance with ASC 606. Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred based on the commercial terms of the agreement with the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. See Note 4. Revenue.
Cost of Revenue — Cost of revenue consists of the costs of raw materials, co-packing fees, repacking fees, inbound and outbound freight charges, certain internal transfer costs, warehouse expenses incurred prior to the manufacturing of the Company’s finished products, inventory allowance for excess and obsolete products and certain quality control costs. Raw materials account for the largest portion of the cost of revenue. Raw materials include concentrates and liquid bases, cans, other containers, flavors, ingredients and packaging materials.
Shipping and Handling Costs — Shipping and handling costs for freight charges on goods shipped are included in cost of revenue. Freight expense on goods shipped for the years ended December 31, 2025, 2024 and 2023 were approximately $124.3 million, $50.7 million and $58.7 million, respectively.
Selling, General and Administrative Expenses — Selling, general and administrative expenses include various operating expenses such as warehousing costs after manufacturing, samplings and in-store demonstrations, costs for merchandise displays, point-of-sale materials and premium items, design expenses and advertising cost as further discussed below. Selling, general and administrative expenses also include costs such as payroll costs, travel costs, professional service fees (including legal fees), depreciation and amortization and other selling, general and administrative costs.
Advertising Costs — Advertising costs are expensed as incurred and charged to selling, general and administrative expenses. The Company primarily utilizes targeted marketing initiatives across various channels, including print (e.g., print displays), radio, digital and streaming platforms, online and social media, television, direct sponsorships, endorsements and in-store displays. The Company incurred advertising expenses of approximately $318.9 million, $221.6 million and $160.0 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Research and Development — Research and development costs are charged to selling, general and administrative expenses as incurred and consist primarily of consulting fees, raw material usage and production testing. The Company incurred expenses of approximately $2.4 million, $1.0 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
Stock-Based Compensation — The Company follows the provisions of ASC 718. Stock-based compensation cost is measured on the date of the grant based on the fair value of the stock awards. The costs are recognized over the respective vesting periods of the grants. Depending on the terms of the award, the Company recognizes compensation expense using either a straight-line amortization or an accelerated attribution method over the requisite service or vesting period, and recognizes forfeitures as they occur. See Note 15. Shareholders' Equity.
Foreign Currency Gain/Loss — The Company’s foreign subsidiaries’ functional currencies are either the local currencies of the countries where operations are located or the U.S. dollar. The Company’s foreign subsidiaries remeasure their assets and liabilities denominated in non-functional currencies on a periodic basis, and the gain or loss from these adjustments related to fluctuations in foreign exchange rates is included in the Consolidated Statements of Operations and Comprehensive Income in other (expense) income. For the years ended December 31, 2025, 2024 and 2023, the Company recognized net foreign exchange losses of approximately $1.4 million, $1.7 million and $1.2 million, respectively.
Foreign Currency Translation — The assets and liabilities of foreign operations are translated into U.S. dollars, which is the Company's reporting currency, using current exchange rates. Translation gains and losses, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the Consolidated Statements of Operations and Comprehensive Income within other comprehensive income as foreign currency translation (loss) gain, net of income tax. For the years ended December 31, 2025, 2024 and 2023, the Company experienced a foreign currency translation net gain of approximately $6.4 million, a net loss of approximately $2.5 million and a net gain of approximately $1.2 million, respectively.
Income Taxes — Starting in 2025, the Company has come within the scope of the OECD Pillar Two framework, which establishes a global minimum corporate tax of 15.0% for companies with global revenues and profits above certain thresholds. Certain jurisdictions in which the Company operates enacted their respective tax laws to comply with Pillar Two. Refer to the Company's effective tax rate reconciliation in Note 12. Income Taxes for the Pillar Two impact on the Company's operations and results for the year ended December 31, 2025. The Company will continue to monitor pending legislation and implementation by individual countries.
Earnings per Share — The Company computes EPS in accordance with ASC 260, which requires that basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of shares of Common Stock outstanding. It also requires companies with different classes of participating securities stock to calculate EPS using the two-class method. The two-class method is an allocation of earnings (distributed and undistributed) between the holders of the Company's participating securities, including Common Stock and the Company’s participating preferred stock based on their respective participation rights in undistributed earnings. The more dilutive of the two-class method or the treasury stock method is used to determine diluted EPS.
The Company also computes diluted EPS, which includes the effect of all potentially dilutive shares of Common Stock that were outstanding during the period. Such dilutive securities may include RSU's, PSU's, stock options and Preferred Stock. For the computation of diluted EPS, the numerator is adjusted for the reallocation of earnings to participating securities, Preferred Stock in this case, reflecting the impact of potentially dilutive securities. The denominator is adjusted to include the weighted average number of additional shares of Common Stock that would have been outstanding if potentially dilutive shares of Common Stock had been issued. See Note 3. Earnings per Share.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, introducing changes to income tax disclosures, primarily relating to effective tax rates and cash paid for taxes. This ASU requires companies to provide an annual rate reconciliation in both dollar figures and percentages and changes the way annual income taxes paid are disclosed by all entities, necessitating a breakdown of annual income taxes paid by federal, state and foreign jurisdictions. The standard became effective for the Company beginning with fiscal year 2025 and was applied on a prospective basis.
Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU includes a collection of amendments intended to clarify, correct errors in, or make minor improvements to existing guidance across multiple Topics in the FASB ASC. The amendments are not expected to result in significant changes to current accounting practice. The standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-12 on its Consolidated Financial Statements and related disclosures.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the interim reporting requirements by improving the organization and navigability of required interim disclosures, clarifying when such guidance is applicable and establishing a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results. This standard update will be effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the guidance may be applied either prospectively to interim financial statements issued after the effective date or retrospectively to prior interim periods presented. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The ASU updates the guidance on the capitalization, amortization and impairment of internal-use software. The standard is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its Consolidated Financial Statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient that allows entities to estimate expected credit losses on current trade receivables and contract assets without incorporating macroeconomic factors, assuming current conditions persist over the asset’s remaining life. The Company currently incorporates macroeconomic factors, along with other inputs, into its allowance methodology, including forward-looking economic and market conditions. As such, the practical expedient under ASU 2025-05 would only apply if the Company elects to modify its current model. ASU 2025-05 became effective for all entities for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2025, with early adoption permitted. The standard will become effective for the Company beginning with fiscal year 2026. The company will not elect the practical expedient and, as a result, the adoption of the ASU will have no effect on the Company's financial condition, results of operations or cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The effective date was further clarified by ASU 2025-01 in January 2025. These standards enhance expense disclosures by requiring more detailed information on the types of expenses included in certain captions within the Consolidated Financial Statements, including employee compensation, depreciation, amortization and costs incurred related to inventory and manufacturing activities in income statement expense captions, such as cost of sales and selling, general and administrative expenses. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company will apply the new guidance on a prospective basis and expects ASU 2024-03 to impact only disclosures, with no effect on the Company's financial condition, results of operations or cash flows.

3.     EARNINGS PER SHARE
The Company’s Preferred Stock is classified as a participating security in accordance with ASC 260 and is therefore included in the two-class method. Basic EPS reflects an allocation of period earnings to the Preferred Stock based on its contractual dividends and participation rights, as if all earnings for the period were distributed. The Preferred Stock does not participate in losses.
Dilutive EPS for the Preferred Stock is computed using the more dilutive of (i) the two-class method (distributed and undistributed) and (ii) the if-converted method. When the if-converted method results in greater dilution, diluted EPS is calculated as if all shares of Preferred Stock were converted into Common Stock at the beginning of the period (or at the issuance date, if later). In this case, Regular Dividends are added back to net income and the corresponding conversion shares are included in the denominator. When the if-converted method does not result in greater dilution, the Preferred Stock is excluded from diluted EPS as its effect would be anti-dilutive, and the two-class method is applied under which the Preferred Stock is treated as a participating security and earnings are allocated between Common Stock and the Preferred Stock based on their respective participation rights. The terms of the Series A Preferred Stock and Series B Preferred Stock are substantially identical, and both are classified as mezzanine equity, as discussed in Note 14. Mezzanine Equity. Treasury stock, including shares repurchased by the Company, is excluded from the calculation of both basic and diluted EPS from the respective repurchase dates, as such shares are not considered outstanding for purposes of determining weighted average shares.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)

	For the years ended December 31,
	2025	2024	2023
Numerator:
Net income	$107,999	$145,074	$226,801
Dividends on convertible Preferred Stock	(37,608)	(27,500)	(27,462)
Income allocated to participating Preferred Stock	(6,554)	(10,117)	(17,348)
Net income attributable to common stockholders	$63,837	$107,457	$181,991

Effect of dilutive securities:
Allocation of earnings to participating securities	$6,554	$10,117	$17,348
Reallocation of earnings to participating securities	(6,493)	(9,971)	(16,934)
Net income available to common stockholders after assumed conversions	$63,898	$107,603	$182,405

Denominator:
Weighted average common shares outstanding, basic	252,301	233,667	230,784
Dilutive shares of Common Stock	2,610	3,737	6,180
Weighted average shares of Common Stock outstanding, diluted	254,911	237,404	236,964

Earnings per share:
Basic	$0.25	$0.46	$0.79
Diluted	$0.25	$0.45	$0.77
For the years ended December 31, 2025, 2024 and 2023, approximately 26.0 million, 22.0 million and 22.0 million potentially dilutive shares of Common Stock, respectively, on a weighted average basis, were excluded from the computation of diluted EPS, primarily related to shares issuable upon conversion of the Company’s convertible Preferred Stock, with the remainder related to PSUs, as their inclusion would have been antidilutive.
4.    REVENUE
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. The primary performance obligation is the promise to sell finished products to customers, including distributors, wholesalers and retailers. Performance obligations are typically satisfied once control or title is transferred based on the commercial terms of the applicable agreements with customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Revenue is recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and are adjusted to reflect anticipated changes based on current business conditions. Consideration given to customers for advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service at or below fair market value, in which case the expense is classified as selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Income. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in incentives the Company offers to its customers and their customers.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
The following table sets forth the amount of revenue by geographical location:

	For the years ended December 31,
	2025	2024	2023
North America	$2,422,490	$1,280,894	$1,263,341
Europe	72,544	61,696	43,722
Asia-Pacific	12,971	5,658	4,755
Other	7,264	7,382	6,196
Revenue	$2,515,269	$1,355,630	$1,318,014

All of the Company’s North American revenue was derived from the U.S. and Canada.
Promotional (Billback) Allowances
The Company’s promotional allowance programs with its customers are executed through separate agreements in the ordinary course of business (variable consideration). These agreements can provide for one or more of the arrangements described below and are of varying duration. The Company’s billbacks are calculated based on various programs with distributors and retail customers and accruals are established for the Company’s anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and the performance of distributors and retail customers. Differences between estimated and actual promotional and other allowances are recognized in the period such differences are determined.
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
For the years ended December 31, 2025, 2024 and 2023, promotional allowances included as a reduction of revenue were $774.6 million, $455.1 million and $315.2 million, respectively. Accrued promotional allowances were $307.9 million and $135.9 million as of December 31, 2025 and 2024, respectively.
Transaction Agreement – Rockstar Acquisition and Captaincy
On the Closing Date of the Pepsi Transactions, the Company entered into the Transaction Agreement with Pepsi, pursuant to which (i) the Company acquired certain assets and assumed certain liabilities, comprising Rockstar in the U.S. and Canada and (ii) the Company and Pepsi commenced the Captaincy. Under the Captaincy, Pepsi is obligated to use commercially reasonable efforts to sell and distribute the Company’s energy drink portfolio in the U.S. and to prioritize the Company's products within its U.S. beverage distribution system. The arrangement provides the Company with enhanced control and oversight of the energy drink category within Pepsi’s U.S. distribution network, including the ability to determine product facings, merchandising allocations and certain promotional priorities for energy beverages. In connection with the Transaction Agreement, the Company initially recognized an asset of $598.8 million for a payment to its customer, which is presented within deferred other costs, current and non-current, on the Consolidated Balance Sheets. The asset is being amortized as a reduction of revenue over the approximate 17-year term of the A&R U.S. Distribution Agreement in accordance with ASC 606. See Note 5. Acquisitions and Note 13. Related Party Transactions.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
Amended and Restated Distribution Agreements
On the Closing Date of the Pepsi Transactions, the Company entered into the A&R Distribution Agreements with Pepsi, which amended and restated in its entirety the Original U.S. Distribution Agreement and Original Canadian Distribution Agreement, predominantly to include Pepsi’s distribution of Alani Nu and Rockstar products (in addition to existing Celsius products). The other material terms and covenants, including termination provisions, contained in the original agreements remain in full force and effect. In connection with this product transition, the Company has incurred fees from the termination of agreements with certain former Alani Nu distributors and the transfer of territory rights to Pepsi. Pepsi will reimburse the Company for such fees up to $275.0 million to facilitate the transition of these distribution rights to Pepsi. Amounts received from Pepsi are contractually restricted to be used only to pay termination fees owed to those former distributors. Any excess cash received over amounts paid to other distributors must be refunded to Pepsi. After deducting amounts paid to terminated distributors, the net cash balance is presented as restricted cash on the Consolidated Balance Sheets. Amounts received and receivable pursuant to the A&R U.S. Distribution Agreement relating to the costs associated with terminating certain of the Company’s prior distributors have been accounted for as deferred revenue and are being amortized over the approximate 17-year term of the agreement. See Note 13. Related Party Transactions.
5.    ACQUISITIONS
Rockstar Acquisition
On the Closing Date of the Pepsi Transactions, the Company entered into a series of transactions with Pepsi, pursuant to which the Company acquired Rockstar in the U.S. and Canada, as well as certain related property, plant and equipment, inventory, customer relationships and marketing functions. The Rockstar Acquisition was accounted for as a business combination under ASC 805.
On the Closing Date of the Pepsi Transactions, the Company entered into the Series B Purchase Agreement with Pepsi. Under this agreement, the Company issued 390,000 shares of newly designated Series B Preferred Stock, with a par value of $0.001 per share. Concurrently and in connection with the Pepsi Transactions, the Company amended the redemption and conversion rights of the 1,466,666 outstanding shares of Series A Preferred Stock previously issued to Pepsi on August 1, 2022. This amendment aligned the terms of the Series A Preferred Stock, including the redemption period, with those of the newly issued Series B Preferred Stock.
The estimated fair value of the Series B Preferred Stock, along with the estimated incremental fair value of Series A Preferred Stock resulting directly from the amendment, was treated as noncash consideration, partially accounted for under ASC 805 as consideration transferred for the Rockstar Acquisition and partially accounted for under ASC 606 as an implicit upfront payment to Pepsi in its capacity as a customer of the Company.
The consideration attributable to the Rockstar Acquisition was estimated based on both the income and market approaches. Given Rockstar's distinct size, scale and recent performance relative to its industry peers, the Company primarily relied on the discounted cash flow method, a form of the income approach. The resulting valuation was then corroborated by analyzing implied market multiples of comparable publicly traded companies, with adjustments made to reflect differences in growth prospects, profitability and risk profile.
The total consideration related to the Pepsi Transactions consisted of (i) non-cash consideration associated with the issuance of the Series B Preferred Stock and the amendment to the terms of the Series A Preferred Stock less (ii) cash consideration received from Pepsi related to net working capital adjustments, which compensated the Company for certain working capital requirements of Rockstar.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
The preliminary purchase consideration was calculated as follows:

Purchase Consideration
Total estimated fair value of Series B Preferred Stock	$907,920
Total incremental estimated fair value of Series A Preferred Stock	27,867
Total fair value of Series B Preferred Stock and incremental fair value of Series A Preferred Stock	$935,787

Fair value of non-cash amount attributable to ASC 606 implicit upfront payment to customer	$598,787

Fair value of non-cash amount attributable to ASC 805 business acquisition	$337,000
Less: Net working capital cash received from Pepsi [1]	(29,397)
Total preliminary Rockstar purchase consideration	$307,603
[1]     This amount includes net working capital adjustments received from Pepsi pursuant to the Transaction Agreement, of which $29.2 million was received in cash and is classified within investing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2025.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the Closing Date of the Pepsi Transactions. The Company is in the process of reviewing and finalizing third-party valuations of certain intangible assets, tangible assets and finished goods inventory; therefore, the provisional measurements of assets acquired are subject to change as the valuation procedures are finalized.

At August 28, 2025
ASSETS
Inventories	$10,288
Property, plant and equipment	4,917
Brands	176,000
Customer relationships	5,500
Prepaid expenses and other current assets	1,461

LIABILITIES
Accrued expenses	390
Net identifiable assets acquired	$197,776

Goodwill	109,827
Total preliminary Rockstar purchase consideration	$307,603

The Rockstar Acquisition resulted in the recognition of $109.8 million of goodwill, primarily composed of the expansion of Rockstar and the development of new intellectual property through innovation, the value of the assembled workforce, particularly key personnel in advertising and marketing and projected synergies resulting from the integration of distribution networks. Goodwill recognized is expected to be deductible for tax purposes and has been allocated to the Company’s single reporting unit.
Intangible assets acquired
The fair value of the intangible brand asset was estimated using the relief-from-royalty method, an income approach technique that reflects the royalty expense a market participant would avoid by owning rather than licensing the brand. Key assumptions included forecasted revenue and cash flows attributable to the brand, a royalty rate and a discount rate. The brand asset was determined to have an indefinite useful life. The valuation relied on significant unobservable inputs and is therefore classified as a Level 3 fair value measurement. Changes in forecasted revenues, royalty rates or discount rates could result in materially different fair value measurements. The acquired brand intangible asset includes all trademarks, trade names, proprietary formulas, recipes and other intellectual property.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
The fair value of the customer relationships intangible asset was estimated using the with-and-without method, a form of the income approach that quantifies the economic benefit of having existing customer relationships in place as of the acquisition date. This method measures the difference in the present value of expected cash flows between two scenarios, one in which the business retains its existing customer base and one in which it must reestablish those relationships over time. Key assumptions included forecasted revenue recovery rates, a discount rate and the cost and time required to reestablish customer relationships. The valuation relied on significant unobservable inputs and is therefore classified as a Level 3 fair value measurement. Accordingly, changes in these assumptions could result in materially different fair value measurements.
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

Rockstar Operations
Rockstar’s operations generated approximately $55.6 million of revenue and $16.9 million of net income before provisions for income taxes for the period from the Closing Date of the Pepsi Transactions through December 31, 2025. The results included $12.6 million of other income recorded within other (expense) income in the Consolidated Statements of Operations and Comprehensive Income. This amount reflects sales of Rockstar products under the transition service agreement under which the Company was an agent in certain sales transactions during the period from the Closing Date of the Pepsi Transactions through December 31, 2025.
Transaction Costs
In conjunction with the Rockstar Acquisition, the Company incurred approximately $11.4 million of transaction costs for the year ended December 31, 2025. Costs were recognized as selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
For more information on the components of the Pepsi Transactions, see Note 4. Revenue, Note 13. Related Party Transactions and Note 14. Mezzanine Equity.
Alani Nu Acquisition
On the Closing Date of Alani Nu, the Company completed the Alani Nu Acquisition pursuant to the terms of the membership interest purchase agreement dated February 20, 2025. The total preliminary purchase consideration was composed of (i) cash consideration as outlined in the table below, subject to finalization of customary post-closing adjustments, (ii) an aggregate of 22,451,224 unregistered shares of the Company's Common Stock subject to a registration rights agreement and a lock-up agreement that restricts the sale or transfer of the Company's Common Stock, with one-third of the Common Stock released from restrictions on each of April 1, 2026, October 1, 2026 and April 1, 2027 and (iii) up to $25.0 million in additional cash consideration, which the Company determined to be fully payable based on Alani Nu’s revenue meeting the agreed upon target for calendar year 2025.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
The Alani Nu Acquisition was accounted for as a business combination. Preliminary purchase consideration consisted of the following:

Purchase Consideration
Cash consideration [1]	$1,322,425
Share consideration	721,964
Contingent consideration[2]	11,200
Preliminary fair value of purchase consideration	$2,055,589
[1] Amount includes base cash consideration of $1,275.0 million per the Alani Nu purchase agreement, plus $22.4 million of cash paid in connection with the finalization of customary post-closing adjustments, plus Alani Nu closing cash acquired, offset by certain indebtedness related items. During the year ended December 31, 2025, the Company paid $1,278.8 million, net of cash acquired, as reflected in the Consolidated Statements of Cash Flows.
[2] A probability-weighted expected return method was used to value the contingent consideration as of the Closing Date of Alani Nu, whereby the value is determined based on expected cash flows under various scenarios related to the achievement of the revenue target. The measurement includes significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.

The Company funded the cash consideration using cash on hand and proceeds from the Term Loan Facility under the Credit Agreement, as described in Note 11. Debt. In connection with the Alani Nu Acquisition, the Company initially recognized a liability for contingent consideration of $11.2 million, payable subject to the achievement of a revenue target by December 31, 2025, with a potential payment of $25.0 million. If the target were not achieved, then no consideration would have been payable. During the year, the contingent consideration was remeasured to the maximum $25.0 million payout, driven by the outperformance of Alani Nu's revenue results relative to the financial projections as of the Closing Date of Alani Nu and ultimately by exceeding the agreed-upon revenue target. The full amount of $25.0 million is reflected as Contingent consideration on the Consolidated Balance Sheets. A fair value adjustment of $13.8 million was recognized in selling, general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income.
The estimated fair value of the 22,451,224 shares of Common Stock issued to the Sellers was $32.16 per share. This represents the closing share price of $35.73 on the Closing Date of Alani Nu, adjusted by a DLOM of 10.0%, given that the offer and sale of the shares were not registered under the Securities Act and are “restricted securities” as defined by Rule 144 promulgated under the Securities Act. The DLOM was calculated based on the Finnerty model, which incorporates Level 2 and 3 inputs and assumptions, including historical stock volatility, management’s estimated time to liquidity based on the Company’s expectations for the time to register the shares post-closing and a historical dividend yield.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the Closing Date of Alani Nu. The Company is still finalizing and reviewing the estimated fair values of certain assets acquired and liabilities assumed. Accordingly, additional measurement period adjustments may be recorded. The provisional measurements of intangible assets, net working capital assets, property, plant and equipment and goodwill are subject to change as the valuation procedures are finalized.

At April 1, 2025
ASSETS
Cash and cash equivalents	$43,655
Accounts receivable [1]	83,655
Inventories [1] [2]	95,425
Prepaid expenses and other current assets	1,699
Property, plant and equipment [1]	2,662
Brands	1,104,000
Customer relationships	111,000

LIABILITIES
Accounts payable	49,117
Accrued expenses [1] [3]	52,371
Deferred revenue-current	8,519
Other current liabilities	426
Deferred revenue-non-current	3,780
Other long term liabilities	6,698
Net identifiable assets acquired	$1,321,185

Goodwill	734,404
Total purchase consideration	$2,055,589
[1] Includes fair value adjustments subject to finalization during the measurement period see Measurement Period Adjustments section below.
[2] Includes an inventory valuation step-up of $21.7 million which was recognized as an adjustment to the Company’s cost of revenue in the Consolidated Statements of Operations and Comprehensive Income. The preliminary fair value was determined based on Level 3 inputs including the estimated selling price of the inventory, less the remaining estimated costs to sell such inventory and an estimated normal profit margin on the disposal efforts.
[3] Includes $3.1 million the Company paid relating to the settlement of the net working capital adjustment. The settlement resulted in a decrease in accrued expenses and an increase in the estimated total purchase consideration. The adjustment did not impact goodwill.
The Alani Nu Acquisition resulted in the recognition of $734.4 million of goodwill, attributable to anticipated revenue synergies, combined distribution capabilities and operational and administrative cost efficiencies. The majority of goodwill recognized is expected to be deductible for tax purposes and has been allocated to the Company’s single reporting unit.
Intangible assets acquired
The fair value of the intangible brand asset was estimated using the relief-from-royalty method, an income approach technique that reflects the royalty expense a market participant would avoid by owning rather than licensing the brand. Key assumptions included forecasted revenue and cash flows attributable to the brand, the royalty rate used in the brands valuation and a discount rate. The intangible brand asset was determined to have an indefinite useful life. The valuation relied on significant unobservable inputs and is therefore classified as a Level 3 fair value measurement. Changes in forecasted revenues, royalty rates or discount rates could result in materially different fair value measurements. The acquired brand intangible asset includes all trademarks, trade names, proprietary formulas, recipes and other intellectual property.
The customer relationships were estimated using a combination of the with-and-without method, an income approach and a cost approach. This method reflects the benefits of having existing customer relationships in place at acquisition. Key assumptions included forecasted revenue recovery rates, a discount rate and the cost and time required to reestablish customer relationships. The valuation relied on significant unobservable inputs and is therefore classified as a Level 3 fair value measurement. Accordingly, changes in these assumptions could result in materially different fair value measurements.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
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
Alani Nu Operations
Alani Nu's operations generated approximately $1001.9 million of revenue for the period from the Closing Date of Alani Nu through December 31, 2025. Given the level of integration, the Company determined that it is impracticable to produce standalone Alani Nu net income amounts. Certain functions, including supply chain, promotional allowances and shared services are commingled within our reporting system. In line with ASC 805 and the impracticability criteria under ASC 250-10-45-9, isolating Alani Nu’s results would require assumptions about prior intent and significant estimates that cannot be objectively substantiated.
Transaction Costs
In conjunction with the Alani Nu Acquisition, the Company incurred approximately $24.8 million of transaction costs for the year ended December 31, 2025. Costs were recognized as selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Costs associated with the issuance of Common Stock issued as consideration in the Alani Nu Acquisition were immaterial.
Measurement Period Adjustments
Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. As a result of further refining the estimates and assumptions since the date of acquisition, the Company recorded the following measurement period adjustments to the initial opening balance sheet for the year ended December 31, 2025:
•$1.2 million increase to accounts receivable and $0.4 million decrease to inventory related to an in-transit inventory accrual;
•$2.9 million decrease in property, plant and equipment-net, with a corresponding immaterial impact on depreciation expense, and decreases in prepaid expenses and other current assets; and
•$3.5 million increase to accrued expenses related to customer promotional allowances.

All measurement period adjustments resulted in corresponding adjustments to goodwill. The allocation of the purchase consideration to the assets acquired and liabilities assumed is preliminary. The final determination of fair values will be completed within one year of the acquisition date, consistent with ASC 805.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
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

	For the years ended December 31,
	2025	2024
Revenue	$3,003,677	$2,317,965
Net income	218,748	147,638
Net income attributable to common stockholders	$143,047	$80,291
The unaudited pro forma financial information includes, where applicable, adjustments for (i) the recognition in cost of revenue of the inventory step-up, (ii) amortization expense related to acquired customer relationship intangible assets, (iii) additional interest expense for borrowings related to funding the acquisitions and (iv) associated tax-related impacts of adjustments. These pro forma adjustments are based on the available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the acquisitions with the Company's historical financial information on a pro forma basis. Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business.
Big Beverages Acquisition

On November 1, 2024, the Company acquired 100% of the outstanding voting equity interests of Big Beverages, the Company's long time co-packer located in Huntersville, North Carolina. The acquisition provided the Company with in-house manufacturing capacity including access to manufacturing and warehouse facilities and a skilled workforce. The total purchase consideration was cash of $75.3 million, which is net of $1.5 million of acquired cash. The transaction was accounted for as a business combination under ASC 805. There have been no changes to the purchase price allocation since December 31, 2024 and the purchase price allocation is final.
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
The fair value of identifiable intangible assets was estimated using discounted cash flow models with Level 3 inputs. Customer relationships were valued using the multi-period excess earnings method and the brand was valued using the relief-from-royalty method. These valuations relied on significant unobservable inputs, and changes in the underlying assumptions could result in materially different fair value measurements. Goodwill recognized in the transaction reflects expected synergies, including enhanced manufacturing capabilities and the assembled workforce and was allocated to the Company’s single reporting unit. Acquisition-related costs of approximately $0.3 million were expensed as incurred and recorded in selling, general and administrative expenses during the year ended December 31, 2024.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
6.    INVENTORIES
Inventories are valued at the lower of cost or net realizable value with costs approximating those determined under the first-in, first-out method. Changes in the inventory reserve are included in cost of revenue.
Inventories-net consist of the following:

	December 31, 2025	December 31, 2024
Finished goods	$272,750	$108,786
Raw materials	74,654	27,088
Less: inventory reserve	(9,706)	(4,709)
Inventories-net	$337,698	$131,165
7.    LEASES
The Company leases office space, warehouses and vehicles, in the U.S. and internationally under both operating and finance lease arrangements. Finance leases were not material as of both December 31, 2025 and 2024. Variable lease expense related to operating leases, excluding non-lease components included in total lease costs, did not have a significant impact on the Company's Consolidated Financial Statements.
Operating lease costs for the years ended December 31, 2025, 2024 and 2023 were $5.7 million, $2.1 million and $0.8 million, respectively.
Supplemental cash flow information and non-cash activity were as follows:

	For the years ended December 31,
	2025	2024	2023
Cash paid for amounts related to lease liabilities:
Operating cash flows from operating leases	$4,099	$1,684	$836

Non-cash lease activity:
Right-of-use assets obtained in exchange for lease obligations	$1,079	$21,934	$1,816
Weighted-average remaining lease terms and discount rates for operating leases were as follows:

	For the years ended December 31,
	2025	2024	2023
Weighted-average remaining lease terms in years:
Operating leases	4.57	5.29	2.89

Weighted-average discount rate:
Operating leases	5.28%	5.23%	6.77%

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)

The aggregate annual operating lease obligations at December 31, 2025, were as follows:

Operating Leases
2026	$5,012
2027	5,189
2028	4,008
2029	3,699
2030	680
Thereafter	2,018
Total future minimum lease payments	$20,606

Less: amounts representing interest	(2,390)
Present value of lease liabilities	18,216

Less: current portion	(4,456)
Long-term portion	$13,760

Subsequent to December 31, 2025, the Company entered into a lease agreement for additional space in its U.S. principal executive office located in Boca Raton, Florida, with an initial lease term of approximately four years. As the lease commenced subsequent to the end of the reporting period, the related right-of-use assets and lease liabilities have not been recognized in the accompanying Consolidated Financial Statements.

8.     GOODWILL AND INTANGIBLES

The following table reflects goodwill activity for the years ended December 31, 2025 and 2024:

Goodwill
Balance at December 31, 2023	$14,173
Big Beverage Acquisition	58,257
Foreign currency translation	(848)
Balance at December 31, 2024	$71,582
Alani Nu Acquisition	734,404
Rockstar Acquisition	109,827
Foreign currency translation	1,747
Balance at December 31, 2025	$917,560

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
The carrying amounts and accumulated amortization of intangible assets, net of the impact of foreign exchange rate fluctuations, as of December 31, 2025 and 2024 were as follows:

	Estimated Weighted Average Useful Life in Years	December 31, 2025	December 31, 2024
Definite-lived intangible assets
Customer relationships	7.45	$132,183	$13,970
Brands	3	500	500
Less: accumulated amortization		(20,773)	(2,692)
Definite-lived intangible assets, net		$111,910	$11,778

Indefinite-lived intangibles assets
Brands	indefinite	$1,280,487	$435
Less: impairment		(482)	—
Indefinite-lived intangible assets		$1,280,005	$435

Brands-net		$1,280,311	$907
Customer relationships-net		$111,604	$11,306

The following table reflects the future estimated annualized amortization expense related to definite-lived intangible assets:

2026	$23,653
2027	23,626
2028	23,487
2029	23,487
2030	6,812
Thereafter	10,845
Total	$111,910
As of December 31, 2025 and December 31, 2024, there were no indicators of goodwill impairment. During the second quarter of 2025, the Company reassessed the remaining carrying value of the Func Foods brand name intangible asset. The Company recorded a non-cash impairment charge of approximately $0.5 million (including the impact of foreign exchange) to fully write off the remaining carrying amount of the Func Foods brand name. This charge is included within other (expense) income on the Consolidated Statements of Operations and Comprehensive Income. Intangible asset amortization expense for the years ended December 31, 2025, 2024 and 2023 was approximately $17.7 million, $0.6 million and $0.5 million, respectively. Amortization expense is primarily included in selling, general and administrative expenses.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES
As of December 31, 2025 and 2024, accounts payable was approximately $137.9 million and $41.3 million, respectively.
Accrued expenses consisted of the following:

	December 31, 2025	December 31, 2024
Accrued marketing	$72,789	$34,774
Accrued legal	64,104	63,328
Unbilled purchases	22,280	13,754
Payroll liabilities	18,091	6,656
Other accrued expenses	53,457	30,268
Accrued expenses	$230,721	$148,780
As of December 31, 2025 and 2024, accrued legal included $59.5 million and $54.9 million, respectively, related to the Strong Arm Productions ongoing litigation, refer to Note 17. Commitments and Contingencies.
10.    ACCRUED DISTRIBUTOR TERMINATION FEES
Primarily in connection with the A&R Distribution Agreements, the Company issued termination notices to existing Alani Nu distributors and is transferring certain territory rights to Pepsi. As a result, the Company estimated the amounts expected to be paid to former distributors and recorded the corresponding termination costs as distributor termination fees within the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2025. The majority of termination notices were delivered during the year ended December 31, 2025 and the related expenses were recognized upon delivery of such notices in accordance with ASC 420.
Accrued distributor termination fees consisted of the following:

Accrued Distributor Terminations
Balance as of December 31, 2024	$—
Current period distributor termination fees[1]	333,708
Less: payments of distributor termination fees	(69,620)
Balance as of December 31, 2025	$264,088
[1] This amount includes the distributor termination fees of $327.5 million recognized in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2025, plus an additional $6.2 million of previously recorded deferred revenue related to pre-acquisition distributor transition payments that also became due to the former distributors upon the termination of such distributors during the year ended December 31, 2025.
11.     DEBT
Debt consisted of the following:

December 31, 2025
Term loan, due 2032	$698,250
Less: current portion[1]	(7,000)
Less: unamortized discount and debt issuance costs	(21,324)
Total long-term debt	$669,926
[1] The current portion of the Company’s debt is included in other current liabilities on the Consolidated Balance Sheets.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)

The Company’s debt outstanding as of December 31, 2025 matures as follows:

2026	$7,000
2027	7,000
2028	7,000
2029	7,000
2030	7,000
Thereafter	663,250
Total debt	$698,250
Unamortized discounts and debt issuance costs	(21,324)
Total debt, net of unamortized discounts and debt issuance costs	$676,926

Credit Agreement

On April 1, 2025, Celsius Holdings, Inc. and Celsius, Inc., as borrowers, together with certain subsidiaries of Celsius as guarantors, entered into the Credit Agreement with the lenders and issuing banks from time to time party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent. The Credit Agreement provided for a Term Loan Facility in an aggregate principal amount of up to $900.0 million, which was fully drawn on the Closing Date of Alani Nu to fund a portion of the cash consideration, payable to the Sellers in the Alani Nu Acquisition, and the Revolving Credit Facility in an aggregate principal amount of up to $100.0 million (which could include the issuance of letters of credit in a stated face amount of up to, but not exceeding, $50.0 million). The Term Loan Facility matures on April 1, 2032 and the Revolving Credit Facility matures on April 1, 2030.

The obligations under the Credit Agreement are guaranteed by certain wholly owned domestic subsidiaries of the Company, subject to customary exclusions, and are secured by a first-priority security interest in substantially all of the assets of the Company, the borrowers and the guarantors, including cash, accounts receivable, intellectual property, books and records and related assets and certain intellectual property of other subsidiaries.

The Credit Agreement further contains certain customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) sell assets, (iv) enter into transactions with affiliates, (v) effect mergers and (vi) incur indebtedness. The Credit Agreement additionally contains customary representations, warranties, affirmative covenants and events of default (subject to grace periods). As of December 31, 2025, management had not identified any events of non-compliance with the covenants under the Amended Credit Agreement.

The following table summarizes the material interest rate terms applicable to borrowings under the Company’s Credit Agreement before the First Refinancing Amendment became effective on October 2, 2025. Borrowings bore interest at either a benchmark rate or an alternate base rate:

Facility	Rate Type	Applicable Rate
Term Loan Facility	Benchmark Rate[1]	3.25%
	Alternate Rate[2]	2.25%
Revolving Credit Facility	Benchmark Rate[1]	3.00%
	Alternate Rate[2]	2.00%
Revolving Credit Facility	Commitment Fee[3] (unused portion)	0.50%
[1] Bear interest at the benchmark rate, including Term SOFR or, in the case of certain foreign currency borrowings, EURIBOR, plus the applicable rate shown above.
[2] Bear interest at the alternate base rate, plus the applicable rate shown above. The alternate base rate is defined as the highest of (i) the U.S. prime rate, (ii) the Federal Funds Rate plus 0.50%, (iii) the Benchmark Rate for an interest period of one month plus 1.00% and (iv) 1.00%.
[3] The commitment fee is payable on the unused portion of the Revolving Credit Facility.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
On October 2, 2025, the Company amended the Credit Agreement through the First Refinancing Amendment to refinance the existing Term Loan Facility and reduce the applicable interest rate margin by 0.75% on both the Term Loan Facility and the Revolving Credit Facility. All other material terms of the Credit Agreement remained unchanged. Immediately prior to the First Refinancing Amendment, the Company repaid $197.8 million of the outstanding principal of the Term Loan Facility in accordance with the terms of the original Credit Agreement. The Company accounted for the transaction as a debt modification with a partial extinguishment which was related to the repayment immediately prior to the amendment. As a result, the Company recorded a loss on extinguishment of debt of approximately $6.0 million, which is included in Total other (expense) income in the Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the material interest rate terms applicable to borrowings under the Credit Agreement after giving effect to the First Refinancing Amendment. Borrowings bear interest at either a benchmark rate or an alternate base rate, and applicable rates are subject to potential step-downs in 0.25% increments pursuant to a pricing grid based on net leverage:

Facility	Rate Type	Applicable Rate
Term Loan Facility	Benchmark Rate[1]	2.50%
	Alternate Rate[2]	1.50%
Revolving Credit Facility	Benchmark Rate[1]	2.25%
	Alternate Rate[2]	1.25%
Revolving Credit Facility	Commitment Fee[3] (unused portion)	0.50%
[1] Bear interest at the benchmark rate, including Term SOFR or, in the case of certain foreign currency borrowings, EURIBOR, plus the applicable rate shown above.
[2] Bear interest at the alternate base rate, plus the applicable rate shown above. The alternate base rate is defined as the highest of (i) the U.S. prime rate, (ii) the federal funds rate plus 0.50%, (iii) the Benchmark Rate for an interest period of one month plus 1.00% and (iv) 1.00%.
[3] The commitment fee is payable on the unused portion of the Revolving Credit Facility.

The effective interest rate on the Term Loan Facility as of December 31, 2025 was 7.09%.

The Company used the proceeds from the First Refinancing Amendment to repay in full the outstanding balance of the Term Loan Facility in the amount of $700.0 million. In connection with the refinancing, the Company incurred $0.8 million of original issuance costs, which were deferred and will be amortized over the term of the Term Loan Facility. Third-party fees were expensed as incurred and totaled approximately $0.1 million. As of December 31, 2025, the Company’s unamortized debt discount and debt issuance costs related to the Term Loan Facility were $21.3 million, which is included as a reduction of long-term debt in the Consolidated Balance Sheets.

There were no borrowings and no letters of credit outstanding under the Revolving Credit Facility as of December 31, 2025. As of December 31, 2025, the Company’s unamortized debt issuance costs related to the Revolving Credit Facility were $2.3 million, which is included in other long-term assets in the Consolidated Balance Sheets.

Beginning on September 30, 2025, the Credit Agreement required quarterly payments equal to 0.25% of the original principal balance, and, after giving effect to the First Refinancing Amendment, the Credit Agreement has required quarterly principal payments equal 0.25% of the refinanced principal amount. The Company made $4.0 million of mandatory principal payments during the year ended December 31, 2025 and a principal repayment in connection with the First Refinancing Amendment of $197.8 million. Additionally, the Credit Agreement requires mandatory prepayments in connection with certain assets sales, the incurrence of certain additional indebtedness and the Company’s cash flow exceeding specified thresholds, in each case subject to various limitations and exceptions.
12.    INCOME TAXES
The domestic and foreign components of the Company's income before provision for income taxes were as follows:

	For the years ended December 31,
	2025	2024	2023
Domestic	$(109,277)	$266,060	$291,203
Foreign	234,310	(71,010)	546
Net income before provision for income taxes	$125,033	$195,050	$291,749

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
The provision for income tax expense consisted of the following:

	For the years ended December 31,
Current	2025	2024	2023
Federal	$37,213	$43,321	$79,840
State and local	18,388	15,536	27,596
Foreign	18,769	294	192
Current tax expense	$74,370	$59,151	$107,628

Deferred
Federal	$(54,267)	$1,000	$(34,535)
State and local	(11,351)	(178)	(8,261)
Foreign	8,282	(9,997)	116
Deferred tax expense	$(57,336)	$(9,175)	$(42,680)

Provision for income taxes	$17,034	$49,976	$64,948
The reconciliation of the 2025 U.S. federal statutory rate to the effective rate and corresponding tax expense on income before provision for income taxes was as follows:

	For the year ended December 31, 2025
	Amount	Tax Rate
U.S. federal statutory tax rate	$26,245	21.0%
State and local income tax, net of federal (national) income tax effect [1]	4,169	3.3%
Foreign tax effects
Ireland
Statutory income tax rate differential	(23,757)	(19.0)%
Other	1,628	1.3%
Other foreign jurisdictions	567	0.4%
Effect of cross-border tax laws [2]
Global intangible low-taxed income	1,341	1.1%
Foreign-derived intangible income	(1,532)	(1.2)%
Other	603	0.5%
Nontaxable or nondeductible items
Executive compensation	2,168	1.7%
Other, net	507	0.4%
Changes in unrecognized tax benefits	5,235	4.2%
Other adjustments	(140)	(0.1)%
Reported tax	$17,034	13.6%
[1] State taxes in California, Florida, Minnesota and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.
[2] Includes the impact of any tax credits

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
A reconciliation of the U.S. Federal statutory tax rate to our 2024 and 2023 annual tax rate is as follows:

	For the years ended December 31,
	2024	2023
U.S. Statutory federal rate	21.0%	21.0%
State taxes, net of federal benefit	6.2%	4.7%
Earnings in jurisdictions with tax rates differing from U.S. federal rate	3.3%	0.1%
Tax effect of Pepsi valuation premium	—%	—%
Stock based compensation	(5.2)%	(3.4)%
Change in valuation allowance	(0.7)%	(0.3)%
Change in deferred balances	0.2%	0.3%
Other	0.9%	(0.2)%
Effective tax rate	25.7%	22.2%
The Tax Cuts and Jobs Act introduced a provision to tax GILTI of foreign subsidiaries and a measure to tax certain intercompany payments under the BEAT regime. For each of the years ended December 31, 2025, 2024 and 2023, the Company did not generate intercompany transactions that met the BEAT threshold but had to include GILTI relating to the Company’s foreign subsidiaries. The Company elected to account for GILTI as a current period cost.
Impact of One Big Beautiful Bill Act
On July 4, 2025, the OBBBA was signed into law in the U.S. The legislation introduced a wide array of changes to the U.S. corporate tax system, including permanent extensions of certain provisions of the Tax Cuts and Jobs Act of 2017 and substantial modifications to the international tax regime applicable to U.S. multinational corporations. Key international provisions include changes to the GILTI regime, the treatment of foreign tax credits and interest expense limitations under Section 163(j). While certain provisions took effect in 2025, others are phased in over subsequent years. The OBBBA did not materially impact the Company's estimated annual effective tax rate as of December 31, 2025.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Net operating loss carryforwards	$2,349	$10,869
Foreign disallowed interest carryforwards	836	739
Deferred revenue	40,115	43,289
Fixed assets	(12,667)	(7,742)
Pepsi valuation premium	(59,573)	(64,356)
Right of use liability	3,504	3,566
Right of use asset	(3,512)	(4,527)
Distributor termination fees	108,515	33,960
Stock-based compensation	4,006	2,728
Accrued legal	15,333	14,562
Inventory and operating reserves	11,388	6,033
Intangibles	(15,685)	(1,825)
Total deferred tax assets	94,609	37,296
Valuation allowance	(905)	(927)
Net deferred tax assets	$93,704	$36,369

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
At December 31, 2025, the Company had approximately $1.1 million of Federal net operating loss carryforwards and $1.1 million of State NOL carryforwards, which will begin to expire in 2027. The Federal and State NOLs are subject to limitation under Section 382 of the U.S. Internal Revenue Code due to a December 2008 ownership change of greater than 50.0% over a three-year testing period. The ownership change resulted in $4.5 million of NOLs that will not be realized. The $4.5 million has been removed from the available NOL carryforward and U.S. NOL deferred tax asset. At December 31, 2025, the Company had foreign NOL carryforwards and interest expense carryforwards of approximately $12.6 million and $4.2 million, respectively, some of which will begin to expire in 2026.
The Company considers the earnings of its foreign entities to be permanently reinvested outside the U.S. based on estimates that future cash generation will be sufficient to meet future domestic cash needs. Accordingly, deferred taxes have not been recorded for the undistributed earnings of the Company’s foreign subsidiaries. All other outside basis differences not related to earnings were impracticable to account for during this period of time and are currently considered as being permanent in duration.
As required by ASC 740, Income Taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Through the year ended December 31, 2020, the Company maintained a full valuation allowance on its worldwide net deferred tax assets. During the fourth quarter of 2022, the Company concluded that it was more likely than not that its Celsius Europe deferred tax assets would be realized, based on Finland profitability and NOL utilization in 2021 and 2022. For the year ended December 31, 2022, the Company reported a release of non-U.S. valuation of $0.5 million. During the fourth quarter of 2024, the Company concluded that it was more likely than not that its Celsius Finland deferred tax assets would be realized, based on Finland profitability and NOL utilization in 2023 and 2024. For the year ended December 31, 2021, the Company reported a release of its U.S. valuation allowance for deferred tax assets of $6.0 million. For the year ended December 31, 2022, the Company reported a release of non-U.S. valuation of $0.5 million. For the year ended December 31, 2024, the Company reported a release of non-U.S. valuation allowance of $0.9 million. The Company continues to maintain a valuation allowance on certain of its foreign net operating losses as it is not more likely than not that the losses in those specific jurisdictions will be realized.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2025	2024
Gross unrecognized tax benefit, beginning of period	$1,412	$1,257
Additions based on tax positions related to the current year	5,000	410
Additions based on tax positions related to the prior years	2,577	—
Reductions due to lapse in statute of limitations and settlements	(410)	(255)
Gross unrecognized tax benefit, end of period	$8,579	$1,412
The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. To the extent these unrecognized tax benefits are ultimately recognized, approximately $8.6 million will impact the Company’s effective tax rate in future periods. Tax positions are not expected to decrease within the next twelve months. Interest and penalties associated with income tax matters are included in the provision for income taxes. As of December 31, 2025, the Company had uncertain tax positions of approximately $9.8 million, inclusive of $1.2 million of interest and penalties.
The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. Below is a summary of the filing jurisdictions and open tax years:

Open Years
U.S. Federal	2022 - 2024
U.S. State and local	2021 - 2024
Non-U.S.	2018 - 2024

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
Income taxes paid (net of refunds received) consisted of the following:

For the year ended December 31, 2025
U.S. federal	$46,464

U.S. state and local
Florida [1]	3,481
Other	14,116

Foreign
Other	170
Income taxes paid, net	$64,231
[1] Income taxes paid in these jurisdictions exceeded 5.0% of the total income taxes paid (net of refunds received).
13.    RELATED PARTY TRANSACTIONS

In August 2022, the Company and Pepsi, a related party due to its ownership interest in the Company and Board representation, entered into multiple agreements, including the Original Purchase Agreement, the Original U.S. Distribution Agreement and the Original Transition Agreement. Under the Original Purchase Agreement, the Company issued approximately 1.5 million shares of non-voting Series A Preferred Stock to Pepsi for an aggregate purchase price of $550.0 million. The fair value of the Series A Preferred Stock at issuance was estimated at $832.5 million, resulting in $282.5 million of excess fair value recorded as deferred costs within the Consolidated Balance Sheets.

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

Under the Series B Purchase Agreement, which was also entered into in August 2025, the Company issued 390,000 shares of Series B Preferred Stock to Pepsi. Each share of Series B Preferred Stock is convertible, subject to certain conditions and adjustments, into approximately 29 shares of Common Stock and Pepsi obtained the right to currently designate one additional Board member. The Series B Preferred Stock issued in connection with the Pepsi Transactions had a stated purchase price of $585.0 million and reflected a portion of the total non-cash consideration. The total non-cash consideration of $935.8 million comprised the fair value of the newly issued Series B Preferred Stock and the modified Series A Preferred Stock. The total non-cash consideration was allocated among the various components of the Pepsi Transactions, including the implicit upfront payment to Pepsi for the Captaincy, considering the allocation measurement principles of ASC 606, and the Rockstar Acquisition, based on the estimated value of Rockstar. As part of these arrangements, the Company and Pepsi also entered into the A&R Distribution Agreements under which Pepsi became the primary distributor of Celsius, Alani Nu and Rockstar products in the U.S. and Canada.

Pepsi provided the Company cash under the A&R U.S. Distribution Agreement to fund the terminations of certain of Alani Nu's former distributors. As of December 31, 2025, the Company had received $210.8 million in cash from Pepsi related to reimbursements for distributor termination fees. The Company is entitled to receive an additional expected amount of $64.2 million in cash from Pepsi for the remaining distributor termination fees. The cash received is recorded as restricted cash, net of termination payments made, while the expected receivable is recorded within prepaid expenses and other current assets, both of which are presented on the Consolidated Balance Sheets. Any excess cash is contractually restricted and due back to Pepsi.

In connection with the A&R Distribution Agreements, the Company recorded deferred revenue related to the reimbursements for distributor termination fees, to be recognized on a straight-line basis over the term of the A&R U.S. Distribution Agreement. This amount was subsequently increased as additional distributor termination notices were issued and related termination fees became probable and reasonably estimable. .

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
The following table presents deferred revenue and deferred other cost balances related to the 2025 and 2022 transactions entered into with Pepsi. Each of these amounts is included within the respective line item on the Consolidated Balance Sheets as of December 31, 2025 and 2024.

	December 31, 2025
Balance sheet line item	2025 Transaction	2022 Transaction	Total
Deferred other costs-current	$35,040	$14,124	$49,164
Deferred other costs-non-current	551,544	220,091	771,635
Deferred revenue-current	16,815	9,513	26,328
Deferred revenue-non-current	$252,954	$148,201	$401,155

	December 31, 2024
Balance sheet line item	2025 Transaction	2022 Transaction	Total
Deferred other costs-current	$—	$14,124	$14,124
Deferred other costs-non-current	—	234,215	234,215
Deferred revenue-current	—	9,513	9,513
Deferred revenue-non-current	$—	$157,714	$157,714
For more information on the components of the Pepsi Transactions and the A&R Distribution Agreements, see Note 4. Revenue, Note 5. Acquisitions and Note 14. Mezzanine Equity.
14.    MEZZANINE EQUITY
Convertible Preferred Stock
As of December 31, 2025 and 2024, the Company had authorized and designated 1,466,666 shares of Series A Preferred Stock with a par value of $0.001 per share and a stated value of $375.00 per share. In addition, as of December 31, 2025, the Company had authorized and designated 390,000 shares of Series B Preferred Stock, with a par value of $0.001 per share and a stated value of $1,500.00 per share. The stated value per share may increase from time to time if dividends on the Preferred Stock are paid as PIK Dividends pursuant to the Series A Certificate or the Series B Certificate, as applicable.

Series A Preferred Stock

On August 1, 2022, pursuant to the Original Purchase Agreement, the Company issued all of the authorized Series A Preferred Stock to Pepsi for cash consideration totaling $550.0 million, excluding issuance costs. The issuance occurred concurrently with the execution of the Original U.S. Distribution Agreement and the Original Transition Agreement. The Company determined that the aggregate fair value of the Series A Preferred Stock on the issuance date was $832.5 million or $567.61 per share. Accordingly, the Series A Preferred Stock was recorded at that amount, net of issuance costs of $8.0 million, within the mezzanine equity in the Company’s Consolidated Balance Sheets and within the Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity.
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

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
Series B Preferred Stock
On the Closing Date of the Pepsi Transactions, pursuant to the Series B Purchase Agreement, the Company issued all of the authorized Series B Preferred Stock to Pepsi for a stated purchase price of $585.0 million, excluding issuance costs. The issuance occurred concurrently with the execution of the A&R Distribution Agreements and the Transaction Agreement, pursuant to which (i) the Company consummated the Rockstar Acquisition and (ii) the Company and Pepsi commenced the Captaincy. See Note 1. Organization and Description of Business and Note 4. Revenue.
The Company engaged a third-party valuation firm to assist in determining the fair value of the Series B Preferred Stock issuance. The valuation of the Series B Preferred Stock issuance represents a non-recurring fair value measurement. The fair value of the Series B Preferred Stock was determined using a Monte Carlo simulation model with multiple Level 2 and 3 inputs. Variables included a volatility rate of 60.0%, risk free interest rate of 3.9%, 5.0% dividend rate, a 90% probability that certain market-based conditions will be met and the closing price of the Company’s Common Stock on the issuance date of $59.69. The valuation relied on significant unobservable inputs and required judgment in the selection of key assumptions; changes in these assumptions could result in materially different fair value measurements. The aggregate fair value of the Series B Preferred Stock on the issuance date was determined to be $907.9 million or $2,328.00 per share, which was recorded within the Company’s Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity.
Pursuant to the Series B Purchase Agreement, Pepsi, together with its affiliates, has certain rights and is subject to various restrictions with respect to its ownership of the Company’s outstanding Common Stock on an as-converted basis, including purchases of the Company’s Common Stock in the open market and the accumulation of PIK Dividends.
Additionally, under the Series B Purchase Agreement, Pepsi currently has the right to designate two persons to be nominated by Pepsi for election to the Board, which number of directors may, in certain circumstances, be ratably increased upon a subsequent expansion of the number of persons serving on the Board. Upon the earlier of (i) Pepsi, together with its affiliates, ceasing to beneficially own at least approximately 31.6 million shares of Common Stock (on an as-converted basis) and (ii) the termination of the Captaincy, Pepsi's designation right will be reduced to one director. If Pepsi, together with its affiliates, ceases to own at least approximately 11.0 million shares of Common Stock (on an as-converted basis), then Pepsi's Board designation rights will terminate in their entirety. As of December 31, 2025, Pepsi has two designated directors serving on the Board. Notwithstanding that the Preferred Stock is not currently convertible into Common Stock, the Series B Purchase Agreement provides that Pepsi is deemed to beneficially own the underlying shares of Common Stock for purposes of its rights under such agreement.
Series A Preferred Stock Modification
In connection with the Series B Purchase Agreement, the Company amended the terms of the Series A Preferred Stock to align the conversion and redemption dates with the newly issued Series B Preferred Stock. The amendment extended the Series A Preferred Stock optional conversion date to August 28, 2032, the automatic conversion date to August 28, 2031, the Company redemption date to August 28, 2032 and the holder redemption dates to August 28, 2032, 2035 and 2038. All other terms, including the cumulative dividend rate, remained unchanged.

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

This amendment resulted in a non-recurring fair value measurement of an increase in the fair value of the Series A Preferred Stock and was accounted for as a modification considering the fair value immediately before and after the amendment. The Company determined that the change in fair value of the Series A Preferred Stock on the modification date was approximately $27.9 million, or $19.00 per share. Accordingly, the Series A Preferred Stock modification was recorded as an adjustment to mezzanine equity, with the $27.9 million increase reflected in the Company’s Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
Terms of Amended Series A Preferred Stock and Series B Preferred Stock are Substantially Identical
Other than the stated value, conversion price and conversion ratio, the terms of the Amended Series A Preferred Stock and Series B Preferred Stock are substantially identical. As described above, in connection with the issuance of the Series B Preferred Stock, the conversion and redemption periods of the Series A Preferred Stock were extended to match the terms of the newly issued Series B Preferred Stock. In connection with the issuance and sale of the Series B Preferred Stock, the Board adopted resolutions approving a certificate of amendment to the Series A Certificate, which certificate of amendment was approved by Pepsi, as the sole holder of shares of Series A Preferred Stock and filed by the Company with the Secretary of State of the State of Nevada on August 28, 2025. The certificate of amendment modified the Series A Certificate solely to align certain terms contained therein to those contained in the Series B Certificate, including amending certain dates related to redemption and conversion to match those included in the Series B Certificate. Except as otherwise stated, the description of the terms of the Preferred Stock set forth below applies to both the Series A Preferred Stock and the Series B Preferred Stock.
Liquidation Preference
The Preferred Stock ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s Common Stock, (ii) senior to any class or series of capital stock of the Company expressly designated as ranking junior to the Preferred Stock, (iii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Preferred Stock (the Series A Preferred Stock and the Series B Preferred Stock rank on parity with one another) and (iv) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Preferred Stock. The aggregate liquidation preference of the Series A Preferred Stock was $550.0 million as of both December 31, 2025 and December 31, 2024. The aggregate liquidation preference of the Series B Preferred Stock was $585.0 million as of December 31, 2025.
Voting
The Preferred Stock confers no voting rights, except as otherwise required by applicable law and with respect to matters that adversely change the powers, preferences, privileges, rights or restrictions given to the Preferred Stock or provided for its benefit or would result in securities that would be senior to or pari passu with the Preferred Stock. As described above, Pepsi has a contractual right to representation on the Board, subject to maintaining certain ownership thresholds.
Dividends
The Preferred Stock entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind or a combination thereof, at the Company’s election. These Regular Dividends accrue on each share of Preferred Stock at the rate of 5.0% per annum, subject to adjustment as set forth in the Certificates of Designation. In addition to such quarterly Regular Dividends, shares of Preferred Stock also entitle the holder to participate in any dividends paid on the Company’s Common Stock on an as-converted basis. There were no dividends issued to common stockholders for the years ended December 31, 2025, 2024 and 2023. The Company declared and paid $27.5 million, $27.5 million and $27.5 million in Regular Dividends on the Series A Preferred Stock, which amounted to $18.75, $18.75 and $18.72 per share for the years ended December 31, 2025, 2024 and 2023, respectively. The Company declared and paid $10.1 million in Regular Dividends on the Series B Preferred Stock, which amounted to $25.92 per share for the year ended December 31, 2025. There were no cumulative undeclared dividends on the Preferred Stock at December 31, 2025, 2024 or 2023.
Redemption
Subject to certain conditions set forth in the Certificates of Designation, the Preferred Stock may be redeemed at a price per share of Preferred Stock equal to the sum of (i) the stated value of such share of Preferred Stock (as set forth in the applicable Certificates of Designation) as of the applicable redemption date, plus (ii) without duplication, all accrued and unpaid dividends previously added to the stated value of such share of Preferred Stock and all accrued and unpaid dividends per share of Preferred Stock through such redemption date.
Company’s Optional Redemption
At any time from and after the earlier of (i) August 28, 2032, if the Ten-Day VWAP does not exceed the conversion price on the date immediately prior to the date the Company delivers a redemption notice to the holders and (ii) the termination of the A&R Distribution Agreements by the Company, the Company has the right to redeem all (and not less than all) of the then-outstanding shares of one or both of the Series A Preferred Stock or Series B Preferred Stock at the Redemption Price. In the event of the Company's optional redemption, the Company shall effect such redemption by paying the applicable Redemption Price on or before the date that is thirty days after the delivery of the Company’s redemption notice and by redeeming all the shares of the applicable series of Preferred Stock on such date.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
Change in Control Redemption
In the event of a change in control, as defined by the following scenarios, the Company (or its successor) shall redeem all (and not less than all) of the then-issued and outstanding shares of Preferred Stock: (i) a sale or transfer, directly or indirectly, of all or substantially all of the assets of the Company in any transaction or series of related transactions (other than sales in the ordinary course of business), (ii) any merger, consolidation or reorganization of the Company with or into any other entity or entities as a result of which the holders of the Company’s outstanding capital stock (on a fully-diluted basis) immediately prior to the merger, consolidation or reorganization no longer represent at least a majority of the voting power of the surviving or resulting Company or other entity or (iii) any sale or series of sales, directly or indirectly, beneficially or of record, of shares of the Company’s capital stock by the holders thereof which results in any person or group of affiliated persons owning capital stock holding more than 50.0% of the Company's voting power.
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
If the Company or its successor shall not have sufficient funds legally available under the Nevada law governing distributions to stockholders to redeem all outstanding shares of Preferred Stock, then the Company shall (i) redeem, pro rata among the holders, a number of shares of Preferred Stock equal to the number of shares of Preferred Stock that can be redeemed with the maximum amount legally available for the redemption and (ii) redeem all remaining shares of Preferred Stock not redeemed because of the foregoing limitations at the applicable change of control Redemption Price as soon as practicable after the Company (or its successor) is able to make such redemption out of assets legally available for the purchase of such shares of Preferred Stock. The inability of the Company (or its successor) to make a redemption payment for any reason shall not relieve the Company (or its successor) from its obligation to affect any required redemption when, as and if permitted by applicable law.
Holder Right to Request Redemption
On each of August 28, 2032, August 28, 2035 and August 28, 2038, the holder of Preferred Stock has the right, upon no less than six months prior written notice to the Company, to request that the Company redeem all (and not less than all) of the then-outstanding shares of such series of Preferred Stock, at the Redemption Price.
In the event of a holder-optional redemption, the Redemption Price will be payable and the Company shall redeem the shares in three equal installments. These installments would commence on August 28, 2032, August 28, 2035 or August 28, 2038, as applicable, and in each case on the fifteenth- and thirtieth-month anniversary thereafter. On each redemption date for a holder-optional redemption, the Company will redeem the applicable shares of Preferred Stock on a pro rata basis according to the number of shares owned. The number of outstanding shares will be determined by dividing (i) the total number of shares of the applicable series of Preferred Stock outstanding immediately prior to such redemption date by (ii) the number of remaining redemption dates (including the redemption date to which such calculation applies).
If, on any redemption date, legal constraints under the Nevada law governing distributions to stockholders or the terms of any indebtedness of the Company to financial institutions prevents the Company from redeeming all shares of Preferred Stock subject to redemption, the Company will ratably redeem the maximum number of shares that it may legally redeem and will redeem the remaining shares as soon as it may lawfully do so.
Should any shares of Preferred Stock scheduled for redemption on a redemption date remain unredeemed for any reason on such redemption date, the following will occur: from the redemption date to the fifteen-month anniversary of such redemption date, the dividend rate with respect to such unredeemed share will automatically increase to 8.0% per annum. From such fifteenth-month anniversary to the thirtieth-month anniversary of such redemption date, the dividend rate with respect to such unredeemed share will automatically increase to 10.0% per annum. After such thirtieth-month anniversary of such redemption date, the dividend rate with respect to any such unredeemed share will automatically increase to 12.0% per annum, in each case until such share is duly redeemed or converted.
As of December 31, 2025 and 2024, it was not probable that the Preferred Stock would become redeemable, as the most likely method of settlement is conversion to Common Stock, which is likely to occur before the holder's right to request redemption becomes exercisable.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
Conversion
The shares of Preferred Stock may be converted into shares of the Company’s Common Stock pursuant to the applicable Certificates of Designation either at the option of the Company or subject to an automatic conversion as discussed below. The Series A Preferred Stock has a conversion price of $25.00 and a stated value of $375.00 per share and the Series B Preferred Stock has a conversion price of $51.75 and a stated value of $1,500.00 per share. The conversion price is subject to customary adjustment as set forth in the applicable Certificates of Designation. The conversion ratio per share of Preferred Stock is calculated as the quotient of (a) the sum of (x) the stated value of such share of Preferred Stock as of the applicable conversion date, plus (y) all accrued and unpaid dividends previously added to the stated value of such share of Preferred Stock and without duplication, all accrued and unpaid dividends per share of Preferred Stock through the applicable conversion date; divided by (b) the conversion price as of the conversion date. As of December 31, 2025, the conversion ratio of the Series A Preferred Stock into Common Stock was 1-to-15 and the conversion ratio of the Series B Preferred Stock was 1-to-28.99. The Company will not issue fractional shares of Common Stock upon conversion of the Preferred Stock; instead, holders will receive a cash payment in lieu of any fractional share amount, which is determined based on the product of the fractional share and the Ten-Day VWAP as of the applicable conversion date. At December 31, 2025, approximately 22.0 million and 11.3 million shares of Common Stock were issuable upon conversion of the Series A Preferred Stock and the Series B Preferred Stock, respectively.
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
Automatic Conversion
The Preferred Stock will convert automatically into shares of the Company’s Common Stock upon the occurrence of any of the following, each an “Automatic Conversion Event”:
•Any date from and after the valid termination of the A&R Distribution Agreements by the Company or Pepsi, if the Ten-Day VWAP immediately preceding such date exceeds the conversion price of such share of Preferred Stock as of such date.
•Any date from and after August 28, 2031, on which (i) the Company’s products meet a market share requirement during a specified period (as defined in the A&R Distribution Agreements) and (ii) the Ten-Day VWAP immediately prior to such date exceeds the conversion price of such share of Preferred Stock as of such date.

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
Mezzanine Classification
The Preferred Stock is redeemable in the event of a change in control as defined in the applicable Certificates of Designation and at the holder's option as described above. ASC 480, specifically ASC 480-10-S99-3A, requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASC 480 an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Preferred Stock is not considered mandatorily redeemable other than in the event of a change of control and a change in control is not solely in control of the Company. Accordingly, the Company determined that mezzanine treatment is appropriate for the Preferred Stock and has presented it as such in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity as of December 31, 2025 and, with respect to Series A Preferred Stock, December 31, 2024.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
15.    SHAREHOLDERS' EQUITY
Stock-based Compensation
On May 28, 2025, the Company's stockholders approved the 2025 Plan which has the objective of attracting and retaining skilled personnel and to enable the Company to grant equity compensation awards and other types of incentive compensation. As of December 31, 2025, there were 5.5 million shares of Common Stock available for issuance under the 2025 Plan.
The 2015 Plan, which was adopted on April 30, 2015 and expired in 2025, had the objective of attracting and retaining skilled personnel and enabled the Company to grant equity compensation awards and other types of incentive compensation. As of December 31, 2025, there were 1.4 million unvested awards under the 2015 Plan and certain vested but unexercised awards remained outstanding. As of December 31, 2025, no further awards can be granted under the 2015 Plan.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized stock-based compensation expense of approximately $28.1 million, $19.6 million and $21.2 million, respectively, which is included in selling, general and administrative expenses.
Stock Options
The maximum contractual term of the Company’s stock options is 10 years. The Company used the Black-Scholes option pricing model to estimate the fair value of its stock option awards. Forfeitures are recognized as they occur. A summary of the status of the Company’s outstanding stock options as of December 31, 2025 and changes during the period is shown below:

	Shares (000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted Average Remaining Term (Years)

At December 31, 2024	2,428	$6.13	$49,057	4.75
Exercised	(115)	$3.13	$3,012	—
Forfeited and cancelled	—	—	—	—
At December 31, 2025	2,313	$6.28	$91,255	3.96
Exercisable at December 31, 2025	2,313	$6.28	$91,255	3.96
The intrinsic value of options outstanding at December 31, 2024 and options exercisable at December 31, 2025 represents the excess of the fair value of the Company’s Common Stock over the option exercise price as of the end of their respective reporting periods. The intrinsic value of options exercised and forfeited during the year represents the excess of the fair value of the Company’s Common Stock over the option exercise price as of the date of the respective exercise or forfeiture. The total intrinsic value of the stock options exercised was $3.0 million, $112.4 million and $81.4 million in the years ended December 31, 2025, 2024 and 2023, respectively. The total number of stock options exercised was 0.1 million, 2.5 million and 1.8 million in the years ended December 31, 2025, 2024 and 2023, respectively. There were no stock options granted during the years ended December 31, 2025, 2024 or 2023. As of December 31, 2025, there was no unrecognized non-cash compensation expense related to stock options and all remaining stock options were outstanding and exercisable.
Restricted Stock Units
RSUs are awards that give the holder the right to receive one share of Common Stock for each RSU upon meeting service-based vesting conditions (typically annual vesting in three equal annual installments, with a requirement that the holder remains in the continuous employment of the Company). The Company determines the fair value of restricted stock-based awards that vest over time based on the market price of the Common Stock on the date of grant and recognizes compensation expense on a straight line basis over the requisite service period. The holders of unvested units do not have the same rights as stockholders and do not have the right to receive any dividends.
Performance-based Stock Awards
The Human Resources and Compensation Committee has approved certain PSUs under the 2015 and 2025 Plans. PSUs are awards that give the holder the right to receive one share of Common Stock for each PSU upon meeting performance-based or market-based vesting conditions. Performance conditions typically include the attainment of specific metrics over a defined performance period. The fair value of performance-based PSUs is determined based on the grant date fair value.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
For performance-based awards, compensation expense is recognized only when achievement of the applicable performance conditions is considered probable, based on management’s evaluation of the Company’s progress toward the performance targets. These targets are aligned with certain Company goals and are monitored on a periodic basis. Compensation expense for performance-based awards is recorded using a straight-line or accelerated attribution method, as required based on the specific terms and vesting conditions of the award.
Market-based Stock Awards
For PSUs with market-based vesting conditions, the grant date fair value is determined using a Monte Carlo simulation model. This model incorporates assumptions such as the risk-free interest rate based on zero-coupon yields implied by U.S. Treasury issuances and expected volatility derived from historical data of the Company’s Common Stock and certain indices.
For market-based awards, compensation expense is recorded using a straight-line or accelerated attribution method, as required based on the specific terms and vesting conditions of the award.
A summary of the Company’s RSUs and PSUs for the years ended December 31, 2025 and 2024 is presented in the following table:

	2025		2024
	RSUs/PSUs (000's)	Weighted Average Grant Date Fair Value	RSUs/PSUs (000's)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,021	$45.09	1,348	$26.40
Granted	1,628	$32.42	552	$59.52
Vested	(470)	$39.90	(803)	$24.22
Forfeited and cancelled	(125)	$37.71	(76)	$39.00
Unvested at end of period	2,054	$36.66	1,021	$45.09
The total fair value of RSUs and PSUs vested during the years ended December 31, 2025, 2024 and 2023 was approximately $18.8 million, $19.5 million and $16.2 million, respectively. Unrecognized compensation expense related to outstanding RSUs and PSUs to employees and directors as of December 31, 2025 was approximately $50.1 million and is expected to be expensed over a weighted-average period of approximately 2.0 years.
A summary of PSU awards granted during the year ended December 31, 2025, is as follows:

Grant Date	Number of Shares (000's)	Performance Period	Metrics	Grant Date Fair Value
March 1, 2025	142	2025-2027	Revenue rTSR	Revenue - $25.69 rTSR - $36.61
May 30, 2025	27	2025-2027	Revenue rTSR	Revenue - $37.88 rTSR - $62.61
August 8, 2025	40	2025-2027	Integration Completion Synergy Savings	$51.95
November 12, 2025	223	2025-2027	DSD Delivery MULO + C	$44.91
The performance conditions applicable to the Company’s PSU awards are based on a combination of financial, market and operational objectives. Financial metrics generally relate to the achievement of specified revenue targets over the applicable performance period. Market-based metrics are tied to the Company’s relative total shareholder return compared to a defined peer group or index over the performance period. Operational metrics are designed to measure execution against strategic initiatives, which may include the completion of integration milestones, delivery and distribution performance, expansion across measured channels, and the realization of anticipated cost synergies. The specific targets, weighting and payout levels for each metric vary by award and are determined by the Human Resources and Compensation Committee at the time of grant.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
During 2025, the Human Resources and Compensation Committee approved a modification to the revenue-based performance metrics applicable to certain of the Company’s outstanding PSUs to reflect the Alani Nu Acquisition. For PSUs in which the modification did not change the probability of payout, compensation cost continues to be recognized based on the original grant-date fair value (a Type I, probable-to-probable outcome). For PSUs in which the modification resulted in a change from improbable to probable (Type III) of achieving the performance condition, we measured the incremental compensation cost at the modification date fair value and are recognizing that cost over the remaining requisite service period, including a cumulative catch-up. Incremental expense associated with the modified units was immaterial for the year ended December 31, 2025.
Treasury Stock
Share Repurchase Program
In November 2025, the Board approved a share repurchase program under which the Company may repurchase up to $300.0 million of its outstanding Common Stock. Share repurchases may be made from time to time through open market transactions, privately negotiated transactions and accelerated share repurchase transactions, arrangements or other methods, including transactions executed pursuant to a pre-set trading arrangement intended to satisfy the requirements of Rule 10b5-1(c) of the Exchange Act. As of December 31, 2025, $260.2 million remained available for repurchase under the program. The program does not obligate the Company to repurchase any shares, has no expiration date and may be modified, suspended, or terminated by the Board at any time at its discretion.
For the year ended December 31, 2025, the Company repurchased approximately 1.0 million shares of Common Stock at a weighted average price of $41.32 per share, for a total repurchase cost of $39.8 million, including commissions, under the authorized share repurchase program.
Employee Withhold-To-Cover
To satisfy employees’ tax withholding obligations, the Company uses net settlement, under which shares of Common Stock are withheld upon vesting and the related taxes are paid by the Company in cash. For the years ended December 31, 2025 and 2024, $5.7 million and $2.3 million, respectively, were recorded for these net settlements in each year. No amounts were recorded for the year ended December 31, 2023. These amounts are reflected as repurchases of Common Stock related to tax withholdings in the Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity and in the Consolidated Statements of Cash Flows.
Employee Stock Purchase Plan
During 2025, the Board approved the Company’s first ESPP, which authorizes the issuance of up to 850,000 shares of Common Stock. The ESPP allows eligible employees to purchase Common Stock at a discounted price through payroll deductions and features a tax-advantaged Section 423 component for eligible employees. The ESPP commenced in January 2026.
16.    SEGMENT REPORTING

The Company functions as a single operating and reportable segment because its operations and strategies are centrally managed and remain significantly similar across the geographical regions in which it operates. The CODM evaluates operating results and allocates resources on a consolidated basis due to the significant economic interdependencies between the Company's geographical operations and its brands. The CODM does not regularly review asset information or other balance sheet data; accordingly, the Company does not disclose specific asset information for its single reportable segment herein.

The Company determined that neither the Alani Nu nor Rockstar brands constitute separate operating or reportable segments, as their operations are being integrated into the Company’s existing business functions to ensure unified strategy execution across brands and are managed within the Company’s current organizational structure rather than as separate business units. Alani Nu has been substantially integrated into the Company’s existing business functions and operating framework, while Rockstar is in the process of integration. Both brands are managed under the Company’s centralized leadership structure and evaluated by the CODM on a consolidated basis. As a result, beginning on their respective closing dates, the results from Alani Nu and Rockstar are included within the Company's single operating and reportable segment.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
The following table reflects certain financial data for the Company's single reportable segment:

	For the years ended December 31,
	2025	2024	2023
Revenue	$2,515,269	$1,355,630	$1,318,014
Cost of revenue (excluding freight)	(1,123,620)	(624,677)	(626,205)
Freight	(124,316)	(50,746)	(58,670)
Gross profit	1,267,333	680,207	633,139

Selling and marketing expenses	(548,307)	(350,794)	(264,108)
General and administrative expenses	(250,503)	(173,685)	(102,665)
Distributor termination fees	(327,461)	—	—
Other (expense) income, net	(16,029)	39,322	25,383
Net income before provision for income taxes	$125,033	$195,050	$291,749

Provision for income taxes	(17,034)	(49,976)	(64,948)
Net income	$107,999	$145,074	$226,801

17.    COMMITMENTS AND CONTINGENCIES
Legal
SEC Inquiry
Beginning in January 2021, the Company received formal and informal requests from the SEC Division of Enforcement, seeking information in connection with a non-public fact-finding inquiry. On January 17, 2025, without admitting to or denying the SEC’s findings, the Company reached a settlement with the SEC concerning alleged reporting, books and records, internal accounting controls and disclosure controls and procedures violations. The Company paid a $3.0 million civil penalty during the first quarter of 2025 and the investigation is now concluded.
Derivative Actions Related to 2022 Restatement
Between January 11, 2023 and April 11, 2024, several derivative actions were filed, purportedly on behalf of the Company, naming as defendants certain of the Company’s present and former executive officers and directors and concerning allegedly false and misleading statements or omissions made between August 12, 2021 and March 1, 2022, which were alleged to have artificially inflated the Company’s stock price and caused the Company to restate, in 2022, its previously issued financial statements for certain interim periods during the year ended December 31, 2021.
The first such derivative action was filed on January 11, 2023, in the U.S. District Court for the District of Nevada, the Lampert Derivative Action. The Company was named as a nominal defendant. The Lampert Derivative Action asserted claims for (i) breach of fiduciary duty, (ii) unjust enrichment and (iii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.
A second derivative action was filed on May 19, 2023, in the U.S. District Court for the Southern District of Florida, the Hammond Derivative Action. The Hammond Derivative Action asserted claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets and (v) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.
A third derivative action was filed on July 10, 2023, in the District Court for the Eighth Judicial District in Clark County, Nevada, the Ingrao Derivative Action. The Ingrao Derivative Action asserted claims for (i) breach of fiduciary duty and (ii) unjust enrichment.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
A fourth derivative action was filed on July 12, 2023, in the U.S. District Court for the Southern District of Florida, the Hepworth Derivative Action. The Hepworth Derivative Action asserted claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets and (v) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.
On March 11, 2024, the Hammond Derivative Action and the Hepworth Derivative Action were voluntarily dismissed and on April 11, 2024, the same stockholders filed the Hammond and Hepworth Derivative Action in the U.S. District Court for the District of Nevada, containing substantially similar allegations as those contained in the dismissed actions.
On December 2, 2024, the parties to the Derivative Actions executed the Stipulation of Settlement, which set out the terms of a global settlement of the Derivative Actions.
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

Securities Litigation Concerning the Pepsi Distribution Agreement

The Company and individual executives were named as defendants in two putative securities class actions, both filed in the U.S. District Court for the Southern District of Florida and concerning, among other things, allegedly false and misleading statements or omissions concerning the Company’s distribution agreement with Pepsi and the Company’s growth. The first putative securities class action was filed on November 22, 2024. The complaint asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The second putative securities class action was filed on January 14, 2025. The complaint also asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. On March 3, 2025, the Court issued the Securities Class Action and appointed Lead Plaintiff and Lead Counsel. The Lead Plaintiff filed an Amended Complaint on April 25, 2025, naming the Company, its CEO, CFO and Chief of Staff as defendants. The Amended Complaint asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The Amended Complaint was filed on behalf of stockholders who purchased or otherwise acquired shares of the Company’s stock between May 9, 2023 and November 5, 2024. On June 13, 2025, the Company filed a motion to dismiss seeking complete dismissal of all claims. The motion to dismiss was fully briefed on September 5, 2025. On December 4, 2025, the Magistrate Judge issued a Report and Recommendation that recommended the Company’s motion to dismiss be granted. On December 9, 2025, the Company filed its Notice of Non-Objection to the Magistrate Judge’s Report and Recommendation on the Company’s motion to dismiss. On December 18, 2025, the Lead Plaintiff filed its Objection to the Magistrate Judge’s Report and Recommendation and on January 2, 2026, the Company filed its Response to Lead Plaintiff’s Objection to the Magistrate Judge’s Report and Recommendation.
The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in derivative actions pending in federal and state court in Nevada, concerning, among other things, allegedly false and misleading statements or omissions concerning the Company’s distribution agreement with Pepsi and the Company’s growth. The first of these derivative actions was filed on December 16, 2024, in the U.S. District Court of the District of Nevada, the Dobler Derivative Action. The Company was named as a nominal defendant. The complaint asserts claims for (i) violations of Section 14(a) of the Exchange Act, (ii) breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, (v) gross mismanagement, (vi) abuse of control and (vii) contribution under Section 10(b) and 21D of the Exchange Act, solely against the Company’s CEO and CFO. The second of these derivative actions was filed on January 31, 2025, in the U.S. District Court of the District of Nevada, the Stoyanoff Derivative Action. The Company was named as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) violations of Section 14(a) of the Exchange Act and Rule 14a-9, (v) abuse of control and (vi) waste of corporate assets. The Dobler Derivative Action and the Stoyanoff Derivative Action were consolidated on March 5, 2025 into the Consolidated Derivative Action and have been stayed through a decision on the motion to dismiss in the Securities Class Action. The third of these derivative actions was filed on February 7, 2025, in District Court, Clark County, Nevada, the Sunny Derivative Action. The complaint asserts claims for (i) breach of fiduciary duty, (ii) unjust enrichment, (iii) abuse of control and (iv) waste of corporate assets. The fourth of these derivative actions was filed on February 11, 2025, also in District Court, Clark County, Nevada, the Murphy Derivative Action. The complaint asserts claims for (i) breach of fiduciary duty and (ii) unjust enrichment. The fifth of these derivative actions was filed on March 31, 2025, also in District Court, Clark County, Nevada, the Flannery Derivative Action. The Flannery Derivative Action, together with the Sunny Derivative Action and Murphy Derivative Action, are referred to as the State Court Derivative Actions. The complaint asserts claims for (i) breach of fiduciary duty and (ii) unjust enrichment. The State Court Derivative Actions were consolidated on June 9, 2025 and have been stayed through a decision on the motion to dismiss in the Securities Class Action.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
The Company believes that the claims asserted in the foregoing putative securities class actions and derivative actions are without merit and that the likelihood of loss is remote. However, the ultimate outcome of these actions may differ materially from the Company’s current expectations and the Company is unable to reasonably estimate a range of losses at this time. The Company will vigorously defend itself and its current and former executive officers and directors.
California Consumer Class Action

On January 22, 2025, the Company and certain individuals were named as defendants in a putative class action filed in the U.S. District Court for the Central District of California. The complaint alleges, on behalf of a putative nationwide class of all purchasers of Celsius products, that plaintiff and other class members were misled regarding the alleged financial relationship between Celsius and the individual defendants, who allegedly promoted the Company’s products on social media. The complaint asserts claims for (i) violation of California’s Consumers Legal Remedies Act and Unfair Competition Law, (ii) unjust enrichment and (iii) negligent misrepresentation. On August 18, 2025, the court dismissed the plaintiff's complaint with leave to amend. On September 15, 2025, the plaintiff filed an amended complaint premised on the same claims. On October 15, 2025, a motion to dismiss, or in the alternative, transfer, the amended complaint was filed on behalf of all defendants. On November 11, 2025, plaintiff filed its brief in opposition to the motion and on November 26, 2025, the Company filed its reply brief in further support of the motion. Briefing is complete and the court held an oral argument on the motion on February 3, 2026. Following oral argument, the motion remains pending before the court.

The Company believes that the claims asserted in this putative class action are without merit and that the likelihood of loss is remote. However, the ultimate outcome of these actions may differ materially from the Company’s current expectations and the Company is unable to reasonably estimate a range of losses at this time. The Company will vigorously defend itself against this allegation.
Strong Arm Productions
On May 4, 2021, plaintiffs Strong Arm Productions USA, Inc., Tramar Dillard professionally known as Flo Rida and D3M Licensing Group, LLC filed a lawsuit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiffs asserted that the Company breached two endorsement and licensing agreements that were entered into between Plaintiffs and the Company in 2014 and 2016. Plaintiffs alleged the Company had reached certain revenue and sales benchmarks set forth in the 2014 agreement that entitled them to receive 2.25 million shares (as adjusted for the Forward Stock Split) of the Company's Common Stock. In addition, the Plaintiffs claimed they were entitled to receive unspecified royalties under the 2016 agreement.
A jury trial commenced on this matter on January 10, 2023. On January 18, 2023, the jury rendered a verdict against the Company for $82.6 million in compensatory damages. On June 27, 2023, the court denied the Company’s post-trial motions which sought (i) dismissal of the case notwithstanding the verdict based on the plain language of the contracts at issue, (ii) in the alternative, granting a new trial or (iii) in the alternative, reducing the award of damages to $2.1 million, which reflects the Company’s stock price on the date that the jury found the relevant revenue and sales benchmarks at issue were met.
The Company believed that the jury verdict was not supported by the facts of the case or applicable law and was the result of significant trial error and that there were strong grounds for appeal. The Company filed a notice of appeal to the Fourth DCA for the State of Florida on February 21, 2023. By order dated December 11, 2024, the Fourth DCA granted the Company’s requested relief, in part, by vacating the amount of the jury’s verdict and remanding for further fact finding on the appropriate amount of damages, while affirming the jury’s finding of liability. On December 19, 2024, the Company requested that the DCA rehear the appeal and on February 6, 2025, the DCA denied that rehearing request. On February 28, 2025, the Company filed a Notice to Invoke Discretionary Jurisdiction of the Florida Supreme Court. The Florida Supreme Court denied the Company’s request for discretionary review on November 12, 2025, foreclosing further appeal. Following remand, the trial court held a case management conference on January 27, 2026. At the conference, the trial court denied the plaintiff’s request to strike the Company’s motion for summary judgment and ordered the plaintiff to respond to the Company's motion for summary judgment. The plaintiffs filed their opposition brief on February 12, 2026, and a supplemental opposition brief on February 16, 2026. The Company filed it's reply brief on February 20, 2026. The trial court scheduled oral argument on the motion for summary judgment for April 2, 2026.

As a result of the Fourth DCA's remand order, the Company has estimated a range of possible outcomes between $59.5 million and $103.4 million, inclusive of interest and fees. The Company accrued a liability at the low end of the range in the amount of $59.5 million, reflected in accrued expenses in the Consolidated Balance Sheets as of December 31, 2025. While the Company has filed a motion for summary judgment arguing that the low end of the range is the only appropriate calculation of damages under the Fourth DCA’s remand order and Florida law and that no further fact finding is necessary, the ultimate amount of the judgment that the Company may be required to pay may also include attorney's fees and interest incurred between December 31, 2025 and the payment date, and could be materially different than the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

Celsius Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2025
(Tabular dollars in thousands, except per share amounts)
On December 26, 2025, the same plaintiffs filed a new lawsuit against the Company, alleging that they are entitled to perpetual royalties at ten cents per case on each case of Sparkling Orange Celsius sold domestically from January 1, 2021, and asserting two causes of action, one for breach of contract and a second for an accounting. The Company has not yet been served with process in the lawsuit but denies any wrongdoing and intends to vigorously defend the suit. The Company cannot predict or estimate the duration or ultimate outcome of this matter.
Eniva Trademark Litigation Concerning Vibe-Formative Marks
On March 20, 2025, the Company filed a declaratory judgment action in the U.S. District Court for the District of Minnesota against Eniva, seeking a declaration that the Company's use and registration of various VIBE-formative marks do not infringe Eniva’s trademark rights. The dispute follows proceedings filed by Eniva at the Trademark Trial and Appeal Board, alleging that the Company's marks are likely to cause confusion with its own VIBE-registered mark used on liquid dietary supplements.
On April 10, 2025, Eniva filed its answer and counterclaims, asserting, among other things, that the Company's use of the VIBE-formative marks constitutes trademark infringement under federal and state law, false designation of origin and unfair competition. Eniva further seeks an order declaring that the Company is not entitled to register its marks. Eniva seeks injunctive relief, damages, cancellation of the Company’s trademark applications and attorneys’ fees.
An initial status hearing was held on February 2, 2026, and pursuant to the case schedule, dispositive motions are due on or before October 1, 2026. The Company believes the claims are without merit and intends to vigorously defend its rights to use its intellectual property. The Company accrued a liability of $0.2 million related to this matter as of December 31, 2025. The ultimate outcome may differ materially from the Company’s current expectations and the Company is unable to reasonably estimate a range of losses in excess of the amount accrued.
Commitments
As of December 31, 2025, the Company had purchase commitments to third parties of approximately $1,040.4 million due over the next five years. These purchase obligations are primarily related to third-party suppliers and have arisen through the normal course of business. Contracts that require the Company to purchase all or a portion of its requirements for a specific product or service from a supplier, but do not specify a fixed or minimum quantity, are excluded from the obligations quantified above.
As of December 31, 2025, the Company had contractual obligations aggregating to approximately $16.5 million over the next five years, which related primarily to suppliers, sponsorships and other related marketing activities.