Form 10-Q
period 2026-03-31
Celsius Holdings, Inc.
filed 2026-05-07
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2026 the registrant had 255,640,360 shares of Common Stock, $0.001 par value per share, outstanding.

MASTER GLOSSARY

Term	Definition
2015 Plan	The Celsius Holdings, Inc. 2015 Stock Incentive Plan
2025 Plan	The Celsius Holdings, Inc. 2025 Omnibus Incentive Compensation Plan
A&R Canada Distribution Agreement	Amended and Restated Distribution Agreement between the Company and Pepsi, including Pepsi's affiliates, select territories in Canada, entered into in August 2025
A&R Distribution Agreements	Collectively, the A&R Canada Distribution Agreement and the A&R U.S. Distribution Agreement
A&R U.S. Distribution Agreement	Amended and Restated Distribution Agreements between the Company and Pepsi, including Pepsi's affiliates, covering the U.S. (excluding Puerto Rico and the U.S. Virgin Islands), entered into in August 2025
Alani Nu	Alani Nutrition LLC, a wholly owned subsidiary of the Company
Alani Nu Acquisition	The Company's acquisition of Alani Nu on April 1, 2025
Annual Report	The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 2, 2026
ASC	Accounting Standards Codification
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASU	Accounting Standards Update
Big Beverages	Big Beverages Contract Manufacturing, L.L.C., a wholly owned subsidiary of the Company
Board	Board of Directors of Celsius Holdings, Inc.
Captaincy	An enhanced, long-term arrangement according to which Pepsi uses commercially reasonable efforts to sell and distribute the Company’s products in the U.S.
Certificates of Designation	The Series A Certificate and the Series B Certificate, collectively
Closing Date of Alani Nu	April 01, 2025
Closing Date of the Pepsi Transactions	August 28, 2025
CODM	Chief Operating Decision Maker, which is the Company's Chief Executive Officer
Common Stock	The Company's common stock, par value $0.001 per share
Company	Celsius Holdings, Inc., a Nevada corporation
Consolidated Derivative Action	A single combined stockholder derivative action filed by the same stockholders who previously filed the Dobler and Stoyanoff derivative actions.
Credit Agreement	Credit Agreement, dated April 1, 2025, with UBS AG, Stamford Branch, as administrative and collateral agent, as amended by the First Refinancing Amendment and as may be further amended, restated, supplemented or otherwise modified from time to time.
DCA	District Court of Appeal
DLOM	Discount for lack of marketability
Dobler Derivative Action	Derivative action filed by stockholder Kurt Dobler
Eniva	Eniva USA, Inc.
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Refinancing Amendment	First refinancing amendment to the Credit Agreement on October 2, 2025.
Flannery Derivative Action	Derivative action filed by stockholder Suzanne Flannery
Forward Stock Split	Three-for-one split of the Company’s common stock on November 13, 2023
ICFR	Internal control over financial reporting
Murphy Derivative Action	Derivative action filed by stockholder David Murphy
OBBBA	One Big Beautiful Bill Act
Original Canadian Distribution Agreement	Original distribution agreement between the Company and The Pepsi Bottling Group (Canada), ULC, dated August 9, 2023
Original Purchase Agreement	Original securities purchase agreement between the Company and Pepsi, dated August 1, 2022
Original Transition Agreement	Original channel transition agreement between the Company and Pepsi, dated August 1, 2022
Original U.S. Distribution Agreement	Original distribution agreement between the Company and Pepsi, dated August 1, 2022
Pepsi	PepsiCo, Inc. and its subsidiaries

MASTER GLOSSARY

Term	Definition
Pepsi Transactions	The Captaincy together with the Rockstar Acquisition
PIK Dividends	Paid-in-kind Dividends
Pillar Two	Tax legislation enacted by the Organization for Economic Co-operation and Development
Preferred Stock	Series A Preferred Stock together with the Series B Preferred Stock
PSU	Performance Stock Units
Quarterly Report	The Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 filed with the SEC on May 7, 2026
Redemption Price	The applicable amount that the Company would pay to redeem a share of Preferred Stock, including all accrued and unpaid dividends per share.
Regular Dividends	Recurring dividends declared on the Preferred Stock in accordance with the Certificates of Designation
Revolving Credit Facility	The Company's revolving credit facility under the Credit Agreement in an aggregate principal amount of up to $100.0 million
Rockstar	The Rockstar brand (and the related brands and sub-brands) in the U.S. (excluding Virgin Islands and Puerto Rico) and Canada
Rockstar Acquisition	The Company's acquisition from Pepsi on August 28, 2025 of certain assets and liabilities comprising Rockstar under the Transaction Agreement
RSU	Restricted Stock Units
rTSR	Relative total stockholder return
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Securities Class Action	The consolidation of the two putative securities class actions
Sellers	The sellers of Alani Nu
Series A Certificate	Series A Preferred Stock Certificate of Designation
Series A Preferred Stock	The Company's Series A Convertible Preferred Stock
Series B Certificate	Series B Preferred Stock Certificate of Designation
Series B Preferred Stock	The Company's Series B Convertible Preferred Stock
Series B Purchase Agreement	Agreement under which the Company issued and sold shares of Series B Convertible Preferred Stock to Pepsi
SOFR	Secured Overnight Financing Rate
State Court Derivative Actions	The Flannery Derivative Action together with the Sunny Derivative Action and Murphy Derivative Action
Stoyanoff Derivative Action	Derivative action filed by stockholder Mark Stoyanoff
Sunny Derivative Action	Derivative action filed by stockholder Shadia Khan Sunny
Ten-Day VWAP	Ten-day volume weighted average price of the Company’s common stock
Term Loan Facility	The Company's term loan facility under the Credit Agreement in an aggregate principal amount of up to $900.0 million
Transaction Agreement	The agreement pursuant to which the Company consummated the Rockstar Acquisition and commenced the Captaincy
U.S.	United States of America
U.S. GAAP	Generally accepted accounting principles in the United States of America
U.S. STRIPS Rate	Yield on U.S. Treasury STRIPS, which stands for: Separate Trading of Registered Interest and Principal of Securities

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Celsius Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$549,201	$398,866
Restricted cash	—	141,121
Accounts receivable-net[1]	832,373	755,499
Inventories-net	364,146	337,698
Prepaid expenses and other current assets[2]	69,086	128,806
Deferred other costs-current[3]	49,472	49,164
Total current assets	1,864,278	1,811,154

Property, plant and equipment-net	96,783	87,910
Customer relationships-net	105,494	111,604
Brands-net	1,280,264	1,280,311
Goodwill	919,793	917,560
Deferred other costs-non-current[3]	759,081	771,635
Deferred tax assets	86,448	96,013
Other long-term assets	45,452	43,434
Total Assets	$5,157,593	$5,119,621

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable[4]	$198,225	$137,930
Accrued expenses[5]	278,013	230,721
Income taxes payable	64,447	49,612
Accrued distributor termination fees	39,990	264,088
Accrued promotional allowance[6]	401,084	307,922
Contingent consideration	—	25,000
Deferred revenue-current[7]	26,869	26,988
Other current liabilities	42,705	36,465
Total current liabilities	1,051,333	1,078,726

Long-term debt	668,881	669,926
Deferred revenue-non-current[3]	395,279	401,155
Other long term liabilities	31,363	28,372
Total Liabilities	2,146,856	2,178,179

Commitments and contingencies (Note 15)

Mezzanine equity:
Series A convertible preferred stock, $0.001 par value per share, 1,467 shares issued and outstanding as of both March 31, 2026 and December 31, 2025 [3]	852,355	852,355
Series B convertible preferred stock, $0.001 par value per share, 390 shares issued and outstanding as of both March 31, 2026 and December 31, 2025 [3]	907,620	907,620
Stockholders’ equity:
Common Stock, $0.001 par value per share; 400,000 shares authorized; 258,601 shares issued and 256,549 shares outstanding as of March 31, 2026; and 258,108 shares issued and 256,906 shares outstanding as of December 31, 2025.	101	101
Treasury stock, at cost; 2,052 shares and 1,202 shares as of March 31, 2026 and December 31, 2025, respectively	(81,121)	(48,226)
Additional paid-in capital	1,058,144	1,050,518
Accumulated other comprehensive income	1,619	3,162
Retained earnings	272,019	175,912
Total Stockholders’ Equity	1,250,762	1,181,467
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$5,157,593	$5,119,621

[1] Includes $378.4 million and $349.1 million from a related party as of March 31, 2026 and December 31, 2025, respectively.
[2] Includes no amounts from a related party as of March 31, 2026 and $64.2 million from a related party as of December 31, 2025.
[3] Amounts in this line item are associated with a related party for all periods presented.
[4] Includes $38.5 million and $28.6 million due to a related party as of March 31, 2026 and December 31, 2025, respectively.
[5] Includes $3.3 million and $1.8 million due to a related party as of March 31, 2026 and December 31, 2025, respectively.
[6] Includes $197.0 million and $128.9 million due to a related party as of March 31, 2026 and December 31, 2025, respectively.
[7] Includes $25.8 million and $26.3 million due to a related party as of March 31, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue[1]	$782,615	$329,276
Cost of revenue[2]	404,548	156,903
Gross profit	378,067	172,373
Selling, general and administrative expenses[3]	234,647	120,342
Distributor termination fees	4,427	—
Income from operations	138,993	52,031

Other (expense) income:
Interest income	2,992	7,846
Interest expense	(11,843)	—
Other, net [4]	7,394	1,116
Total other (expense) income	(1,457)	8,962

Net income before provision for income taxes	137,536	60,993

Provision for income taxes	(27,437)	(16,574)
Net income	$110,099	$44,419

Dividends on convertible Preferred Stock[5]	(13,993)	(6,781)
Income allocated to participating Preferred Stock[5]	(11,026)	(3,219)
Net income attributable to common stockholders	$85,080	$34,419

Other comprehensive income:
Foreign currency translation (loss) gain, net of income tax	(1,543)	2,249
Comprehensive income	$83,537	$36,668

Earnings per share:
Basic	$0.33	$0.15
Diluted	$0.33	$0.15
Weighted average shares outstanding:
Basic	257,012	235,191
Diluted	259,764	237,172
[1] Includes $461.7 million and $189.7 million for the three months ended March 31, 2026 and 2025, respectively, from a related party.
[2] Includes $11.8 million and no amounts for the three months ended March 31, 2026 and 2025, respectively, to a related party.
[3] Includes $2.9 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively, to a related party.
[4] Includes $7.0 million and no amounts for the three months ended March 31, 2026 and 2025, respectively, from a related party.
[5] Amounts in this line item are associated with a related party for all periods presented.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands, except per share amounts)
(Unaudited)

	Stockholders’ Equity								Mezzanine Equity
	Common Stock					Treasury Stock			Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Shares	Amount	Total Stockholders’ Equity	Shares	Amount	Shares	Amount
Balance at December 31, 2025	258,108	$101	$1,050,518	$3,162	$175,912	(1,202)	$(48,226)	$1,181,467	1,467	$852,355	390	$907,620
Stock-based compensation	—	—	7,626	—	—	—	—	7,626	—	—	—	—
Stock option exercises, RSUs and PSUs converted	493	—	—	—	—	—	—	—	—	—	—	—
Dividends paid to Series A Preferred Stock ($4.62 per share)	—	—	—	—	(6,781)	—	—	(6,781)	—	—	—	—
Dividends paid to Series B Preferred Stock ($18.49 per share)	—	—	—	—	(7,211)	—	—	(7,211)	—	—	—	—
Repurchase of Common Stock related to employee tax withholdings	—	—	—	—	—	(170)	(8,805)	(8,805)	—	—	—	—
Common Stock repurchases	—	—	—	—	—	(680)	(24,090)	(24,090)	—	—	—	—
Foreign currency translation	—	—	—	(1,543)	—	—	—	(1,543)	—	—	—	—
Net income	—	—	—	—	110,099	—	—	110,099	—	—	—	—
Balance at March 31, 2026	258,601	$101	$1,058,144	$1,619	$272,019	(2,052)	$(81,121)	$1,250,762	1,467	$852,355	390	$907,620
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands, except per share amounts)
(Unaudited)

	Stockholders’ Equity								Mezzanine Equity
	Common Stock					Treasury Stock			Series A Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shares	Amount	Total Stockholders’ Equity	Shares	Amount
Balance at December 31, 2024	235,087	$79	$300,164	$(3,250)	105,521	(73)	$(2,585)	$399,929	1,467	$824,488
Stock-based compensation	—	—	5,029	—	—	—	—	5,029	—	—
Stock option exercises, RSUs and PSUs converted	348	—	338	—	—	—	—	338	—	—
Dividends paid to Series A Preferred Stock ($4.62 per share)	—	—	—	—	(6,781)	—	—	(6,781)	—	—
Repurchase of Common Stock related to employee tax withholdings	—	—	—	—	—	(73)	(1,932)	(1,932)	—	—
Treasury Stock	—	—	—	—	—	(6)	(137)	(137)	—	—
Foreign currency translation	—	—	—	2,249	—	—	—	2,249	—	—
Net income	—	—	—	—	44,419	—	—	44,419	—	—
Balance at March 31, 2025	235,435	$79	$305,531	$(1,001)	$143,159	(152)	$(4,654)	$443,114	1,467	$824,488

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$110,099	$44,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,134	2,611
Allowance for credit losses[1]	3,048	2,077
Amortization of deferred other costs[2]	12,247	3,531
Inventory excess and obsolescence	1,750	5,337
Stock-based compensation expense	7,626	5,029
Deferred income taxes-net	9,515	269
Payment of contingent consideration in excess of acquisition-date fair value	(13,800)	—
Other operating activities-net	687	(1,014)
Changes in operating assets and liabilities:
Accounts receivable-net[3]	(79,978)	11,841
Inventories[4]	(28,197)	4,794
Prepaid expenses and other current assets[5]	59,538	(3,687)
Other long-term assets	1,123	(1,700)
Accounts payable[6]	58,049	11,679
Accrued expenses[7]	38,950	(8,673)
Income taxes payable	14,835	15,353
Accrued promotional allowance[8]	93,162	15,379
Accrued distributor termination fees	(224,098)	—
Other current liabilities	5,525	(1,648)
Deferred revenue[2]	(5,996)	(2,378)
Other long-term liabilities	504	148
Net cash provided by operating activities	$73,723	$103,367

Cash flows from investing activities:
Purchase of property, plant and equipment[9]	(7,916)	(6,944)
Net working capital estimate received from Pepsi related to the Rockstar Acquisition[2]	241	—
Net cash used in investing activities	$(7,675)	$(6,944)
[1] Includes $0.2 million and $(0.3) million associated with a related party for the three months ended March 31, 2026 and 2025, respectively.
[2] Amounts in this line item are associated with a related party for all periods presented.
[3] Includes $(29.3) million and $31.4 million associated with a related party for the three months ended March 31, 2026 and 2025, respectively.
[4] Includes $7.8 million and no amounts associated with a related party for the three months ended March 31, 2026 and 2025, respectively.
[5] Includes $64.2 million and no amounts associated with a related party for the three months ended March 31, 2026 and 2025, respectively.
[6] Includes $9.9 million and $7.5 million associated with a related party for the three months ended March 31, 2026 and 2025, respectively.
[7] Includes $1.4 million and $0.1 million associated with a related party for the three months ended March 31, 2026 and 2025, respectively.
[8] Includes $68.1 million and $13.6 million associated with a related party for the three months ended March 31, 2026 and 2025, respectively.
[9] Includes $(2.5) million and $(3.7) million associated with a related party for the three months ended March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Cash dividends paid on Preferred Stock[1]	$(13,992)	$(6,781)
Repurchase of Common Stock related to employee tax withholdings	(8,805)	(1,932)
Repurchase of Common Stock	(20,086)	—
Payments on term loan	(1,750)	—
Payment of debt issuance costs	—	(2,195)
Payment of contingent consideration up to acquisition-date fair value	(11,200)	—
Other financing activities-net	(25)	321
Net cash used in financing activities	$(55,858)	$(10,587)

Effect on exchange rate changes on cash, cash equivalents and restricted cash	(976)	1,259
Net increase in cash, cash equivalents and restricted cash	9,214	87,095
Cash, cash equivalents and restricted cash at beginning of the period	539,987	890,190
Cash and cash equivalents at end of the period	$549,201	$977,285

Supplemental disclosures:
Cash paid for:
Interest	$10,899	$—
Taxes, net of refunds received	$535	$669

[1] Amounts in this line item are associated with a related party for all periods presented.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Business Overview
References in this Quarterly Report to the “Company” or “Celsius” refer to Celsius Holdings, Inc. and its wholly owned subsidiaries. Definitions of certain capitalized terms used in this Quarterly Report are included within the Master Glossary.
The Company develops, processes, markets, sells, manufactures and distributes differentiated products with innovative formulas as premium lifestyle beverages designed to fuel active and wellness-oriented consumers. The Company’s portfolio consists of a differentiated, multi-brand platform comprising three brands, CELSIUS®, Alani Nu® and Rockstar®, collectively forming a leading total energy portfolio. Each brand is positioned to serve distinct consumers, occasions and energy needs across the functional energy and adjacent wellness categories.
The Company's products are available in the U.S., Canada, Europe, the Middle East and portions of the Asia-Pacific region. They are sold through multiple channels, including conventional grocery, natural-food and convenience stores, fitness centers, mass-market and vitamin specialty retailers and e-commerce platforms.
On August 28, 2025, the Closing Date of the Pepsi Transactions, the Company entered into a series of strategic transactions with Pepsi. Pursuant to these transactions, the Company (i) acquired Rockstar in the U.S. and Canada, (ii) enhanced its existing long-term commercial arrangement with Pepsi through the Captaincy, pursuant to which Pepsi has agreed to use commercially reasonable efforts to sell and distribute the Company's products in the U.S. in accordance with jointly developed sales, placement and promotional priorities, (iii) entered into the A&R Distribution Agreements, under which Pepsi became the primary distributor of Alani Nu and Rockstar products in the U.S. and Canada in addition to its existing role as primary distributor of Celsius products in those regions and (iv) issued 390,000 shares of Series B Preferred Stock to Pepsi and amended certain terms of the outstanding Series A Preferred Stock, including aligning conversion and redemption dates. In connection with the share issuance, Pepsi was granted the right to designate one additional Board member for a total of two Board seats, which number may in certain circumstances be ratably increased upon a subsequent expansion of the number of persons serving on the Board.
On April 1, 2025, the Company completed the Alani Nu Acquisition. Subsequently, in connection with the A&R Distribution Agreements, the Company issued termination notices to certain former Alani Nu distributors and transferred the related territory rights to Pepsi. The Company has recognized distributor termination fees as the related obligations became probable and reasonably estimable, with the majority of termination notices having been delivered during the year ended December 31, 2025. Pepsi has agreed to reimburse the Company for such fees up to a cap of $275.0 million, with amounts received contractually restricted for use solely to satisfy termination obligations. As of March 31, 2026, the Company had fully utilized the funds received from Pepsi. Any additional termination payments to former distributors must be funded by the Company.
For more information, see Note 4. Revenue, Note 5. Acquisitions, Note 9. Accrued Distributor Termination Fees, Note 11. Related Party Transactions and Note 12. Mezzanine Equity.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for annual audited Consolidated Financial Statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts, based on historical experience and other reasonable factors. These estimates and assumptions are reviewed on an ongoing basis and revised as circumstances change. Accordingly, the results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for any future period or the full year. These Condensed Consolidated Financial Statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company's Annual Report, as filed with the SEC. These Condensed Consolidated Financial Statements and the accompanying notes should be read in conjunction with such Annual Report.

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

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)

Line Items – As Previously Reported	Line Item – As Reclassified
Consolidated Statements of Operations and Comprehensive Income
Dividends on Series A convertible preferred stock	Dividends on convertible Preferred Stock

Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
Additional paid-in capital	Treasury stock
Additional paid-in capital	Additional paid-in capital

Consolidated Statements of Cash Flows
Other operating activities	Other operating activities-net
Cash dividends paid on Series A convertible preferred stock	Cash dividends paid on Preferred Stock
Other financing activities	Other financing activities-net
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
Significant Estimates — The preparation of Condensed Consolidated Financial Statements and accompanying disclosures in conformity with U.S. GAAP requires management to make recurring estimates and assumptions that affect the reported amounts of assets, liabilities, mezzanine equity, stockholders' equity, revenues and expenses, as well as disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Significant estimates include promotional allowances, intangibles, assets and liabilities assumed as a part of business combinations, allowance for inventory obsolescence and sales returns, the useful lives of property, plant and equipment, impairment of goodwill and intangibles, deferred taxes and related valuation allowance, stock-based compensation and the valuation of preferred stock.
Segment Reporting — Operating segments are defined as components of an enterprise that engage in business activities, maintain discrete financial information and undergo regular review by the CODM, who is the Chief Executive Officer, to assess performance and allocate resources. Although the Company operates in multiple geographical regions and offers a range of products under distinct brands, it functions as a single operating segment. The CODM evaluates operating results and allocates resources on a consolidated basis due to the significant economic interdependencies between the Company's brands, geographical operations and product offerings. As a result, the Company and its brands are managed as a single operating segment, which also represents the Company’s single reportable segment. See Note 14. Segment Reporting.
Fair Value Measurements — ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
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
The Company’s outstanding debt is recorded at face value, net of unamortized discounts and debt issuance costs, on the Condensed Consolidated Balance Sheets. The Term Loan Facility bears interest at variable rates based on either benchmark rates or an alternate base rate, in each case plus the applicable spread set forth in the Credit Agreement as further described in Note 10. Debt. Because the interest rates on the Term Loan Facility reprice frequently based on observable market reference rates, and there have been no significant changes in the Company’s leverage or credit profile, the Company determined that the fair value of the Term Loan Facility approximates its principal amount as of March 31, 2026. Any difference between the carrying amount and fair value primarily reflects unamortized debt issuance costs rather than changes in market interest rates or credit spreads. The applicable interest margin reflects the Company’s credit risk and is derived from observable market inputs but is not based on quoted prices for identical instruments; accordingly, the Term Loan Facility is classified within Level 2 of the fair value hierarchy.
The Company performs valuations of assets acquired and liabilities assumed in acquisitions accounted for as business combinations and recognizes the assets acquired and liabilities assumed at their respective acquisition-date fair values. For additional information on fair value measurements performed as part of the Rockstar and Alani Nu acquisitions, see Note 5. Acquisitions. For additional information on the fair value measurements performed as part of the Series B Preferred Stock issuance and the Series A Preferred Stock modification, see Note 12. Mezzanine Equity.
Concentrations of Risk — The majority of the Company’s revenue is derived from the sale of functional energy drinks. Functional energy drink product revenue accounted for approximately 95.6% and 95.4% of revenue for the three months ended March 31, 2026 and 2025, respectively.
Revenue from customers accounting for more than 10.0% of total revenue was as follows:

	Three Months Ended March 31,
	2026	2025
Pepsi	59.0%	57.6%
Amazon	8.4%	12.1%
All others	32.6%	30.3%
Total	100.0%	100.0%
Accounts receivable-net from customers accounting for more than 10.0% were as follows:

	March 31, 2026	December 31, 2025
Pepsi	45.5%	46.2%
Amazon	12.5%	9.3%
Costco	8.5%	10.5%
All others	33.5%	34.0%
Total	100.0%	100.0%
Cash and Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company did not hold any instruments with original maturities exceeding three months.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
The Company's cash balances are held in international and domestic accounts. Of the Company's $549.2 million and $398.9 million in unrestricted cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively, approximately 36.3% and 51.9% were held outside the U.S., respectively. Such cash is freely transferable to the U.S. without any restrictions.
The Company has amounts on deposit at financial institutions that exceeded federally insured limits. As of March 31, 2026, the Company had not experienced any loss as a result of these deposits and does not expect to incur any losses on such deposits in the future.
Property, Plant and Equipment — Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Property, plant and equipment had gross carrying values of $122.0 million and $110.0 million as of March 31, 2026 and December 31, 2025, respectively, and is presented net of accumulated depreciation of $25.2 million and $22.1 million as of March 31, 2026 and December 31, 2025, respectively, on the Condensed Consolidated Balance Sheets. Depreciation expense amounted to approximately $3.2 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense is primarily included in selling, general and administrative expenses.
Long-Lived Assets by Geographic Area — Long-lived assets consist of property, plant and equipment-net, right-of-use assets and definite-lived intangible assets-net, and exclude goodwill and indefinite-lived intangible assets. Long-lived assets located in North America were $202.3 million and $197.9 million as of March 31, 2026 and December 31, 2025, respectively. Long-lived assets located outside of North America were $21.1 million and $20.3 million as of March 31, 2026 and December 31, 2025, respectively. All of the Company’s North American long-lived assets are located in the U.S. and Canada.
Goodwill and Intangible Assets — Goodwill and indefinite-lived intangible assets recognized as part of acquisitions are not amortized but are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate a potential impairment. Intangible assets with definite useful lives are generally measured at cost, net of accumulated amortization and impairment, and are amortized on a straight-line basis over their estimated useful lives. Useful lives are determined based on expected cash flows and other relevant facts and circumstances specific to each asset.
Equity Investments — The Company holds equity investments that are accounted for under the measurement alternative in accordance with ASC 321-10-35-2 for equity securities without readily determinable fair values. These investments are recorded at cost, adjusted for impairment and for observable price changes in orderly transactions for identical or similar investments of the same issuer. As of both March 31, 2026 and December 31, 2025, the carrying amount of equity investments without readily determinable fair values was $17.0 million.
Distributor Termination Fees — In connection with the A&R Distribution Agreements, the Company accrued distributor termination fees related to the transition of certain Alani Nu distribution to Pepsi. These accruals represent amounts expected to be paid to former distributors. The Company recognizes these accruals when a loss is probable and reasonably estimable, based on current available information and updates estimates as facts change. Termination charges are presented as distributor termination fees in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income. Termination accruals are presented as accrued distributor termination fees on the Condensed Consolidated Balance Sheets. See Note 4. Revenue and Note 9. Accrued Distributor Termination Fees.
Advertising Costs — Advertising costs are expensed as incurred and charged to selling, general and administrative expenses. The Company primarily utilizes targeted marketing initiatives across various channels, including print (e.g., print displays), radio, digital and streaming platforms, online and social media, television, direct sponsorships, endorsements and in-store displays. The Company incurred advertising expenses of approximately $82.7 million and $49.3 million during the three months ended March 31, 2026 and 2025, respectively.

Income Taxes — The Company is subject to the Organization for Economic Co-operation and Development Pillar Two Global Anti-Base Erosion model rules, which establish a global minimum corporate tax rate of 15.0% for multinational enterprises with annual consolidated revenues exceeding €750 million. Multiple jurisdictions in which the Company operates, including European Union member states and other countries, have enacted or are expected to enact tax laws to comply with Pillar Two. Legislation enacted as of March 31, 2026 did not have a material impact on the Company’s financial statements for the three months ended March 31, 2026 and is not currently expected to have a material impact on the Company’s financial results for the year ending December 31, 2026. The Company will continue to monitor developments in, and the implementation of, Pillar Two legislation across individual jurisdictions, including any applicable safe harbor provisions or additional Organization for Economic Co-operation and Development guidance.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The ASU updates the guidance on the capitalization of internal-use software by removing all references to software development project stages and replacing them with a principles-based capitalization threshold. The standard is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. Effective January 1, 2026, the Company early adopted ASU 2025-06 using the prospective transition method. Under the prospective transition method, the amended guidance has been applied to all software costs incurred on or after January 1, 2026, and prior period amounts have not been restated. The adoption of ASU 2025-06 did not have a material impact on the Company's Condensed Consolidated Financial Statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The effective date was further clarified by ASU 2025-01 in January 2025. These standards enhance expense disclosures by requiring more detailed information on the types of expenses included in certain captions within the Consolidated Financial Statements, including employee compensation, depreciation, amortization and costs incurred related to inventory and manufacturing activities in income statement expense captions, such as cost of sales and selling, general and administrative expenses. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. Once effective, the Company will apply the new guidance on a prospective basis and expects ASU 2024-03 to impact only disclosures, with no effect on the Company's financial condition, results of operations or cash flows.

3.     EARNINGS PER SHARE
The Company’s Preferred Stock is classified as a participating security in accordance with ASC 260, Earnings Per Share, and is therefore included in the two-class method. Basic EPS reflects an allocation of period earnings to the Preferred Stock based on its contractual dividends and participation rights, as if all earnings for the period were distributed. The Preferred Stock does not participate in losses.
Dilutive EPS for the Preferred Stock is computed using the more dilutive of (i) the two-class method (distributed and undistributed) and (ii) the if-converted method. When the if-converted method results in greater dilution, diluted EPS is calculated as if all shares of Preferred Stock were converted into Common Stock at the beginning of the period (or at the issuance date, if later). In this case, Regular Dividends are added back to net income and the corresponding conversion shares are included in the denominator. When the if-converted method does not result in greater dilution, the Preferred Stock is excluded from diluted EPS as its effect would be anti-dilutive, and the two-class method is applied under which the Preferred Stock is treated as a participating security and earnings are allocated between Common Stock and the Preferred Stock based on their respective participation rights. The terms of the Series A Preferred Stock and Series B Preferred Stock are substantially identical, and both are classified as mezzanine equity, as discussed in Note 12. Mezzanine Equity. Treasury stock, including shares repurchased by the Company, is excluded from the calculation of both basic and diluted EPS from the respective repurchase dates, as such shares are not considered outstanding for purposes of determining weighted average shares.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$110,099	$44,419
Dividends on convertible Preferred Stock	(13,993)	(6,781)
Income allocated to participating Preferred Stock	(11,026)	(3,219)
Net income attributable to common stockholders	$85,080	$34,419

Effect of dilutive securities:
Allocation of earnings to participating securities	$11,026	$3,219
Reallocation of earnings to participating securities	(10,922)	(3,195)
Net income available to common stockholders after assumed conversions	$85,184	$34,443

Denominator:
Weighted average common shares outstanding, basic	257,012	235,191
Dilutive shares of Common Stock	2,752	1,981
Weighted average shares of Common Stock outstanding, diluted	259,764	237,172

Earnings per share:
Basic	$0.33	$0.15
Diluted	$0.33	$0.15
For the three months ended March 31, 2026 and 2025, approximately 33.4 million and 22.0 million potentially dilutive shares of Common Stock, respectively, on a weighted average basis, were excluded from the computation of diluted EPS, primarily related to shares issuable upon conversion of the Company’s convertible Preferred Stock, with the remainder related to PSUs, as their inclusion would have been antidilutive.
4.    REVENUE
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. The primary performance obligation is the promise to sell finished products to customers, including distributors, wholesalers and retailers. Performance obligations are typically satisfied once control or title is transferred based on the commercial terms of the applicable agreements with customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Revenue is recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and are adjusted to reflect anticipated changes based on current business conditions. Consideration given to customers for advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service at or below fair market value, in which case the expense is classified as selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in incentives offered to its customers and their customers.
The following table sets forth the amount of revenue by geographical location:

	Three Months Ended March 31,
	2026	2025
North America	$747,316	$306,534
Europe	25,354	18,659
Asia-Pacific	6,995	2,244
Other	2,950	1,839
Revenue	$782,615	$329,276

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
All of the Company’s North American revenue was derived from the U.S. and Canada. Revenue from Puerto Rico is included in the "Other" category.
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
•reimbursements given to distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees;
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
For the three months ended March 31, 2026 and 2025, promotional allowances included as a reduction of revenue were $288.9 million and $110.2 million, respectively.
Transaction Agreement – Rockstar Acquisition and Captaincy
On August 28, 2025, the Closing Date of the Pepsi Transactions, the Company entered into the Transaction Agreement with Pepsi, pursuant to which (i) the Company acquired certain assets and assumed certain liabilities, comprising Rockstar in the U.S. and Canada and (ii) the Company and Pepsi commenced the Captaincy. Under the Captaincy, Pepsi is obligated to use commercially reasonable efforts to sell and distribute the Company’s energy drink portfolio in the U.S. and to prioritize the Company's products within its U.S. beverage distribution system. The arrangement provides the Company with enhanced control and oversight of the energy drink category within Pepsi’s U.S. distribution network, including the ability to determine product facings, merchandising allocations and certain promotional priorities for energy beverages. In connection with the Transaction Agreement, the Company initially recognized an asset of $598.8 million for a payment to its customer, which is presented within deferred other costs, current and non-current, on the Condensed Consolidated Balance Sheets. The asset is being amortized as a reduction of revenue over the approximate 17-year term of the A&R U.S. Distribution Agreement in accordance with ASC 606. See Note 5. Acquisitions.
Amended and Restated Distribution Agreements
On the Closing Date of the Pepsi Transactions, the Company entered into the A&R Distribution Agreements with Pepsi, which amended and restated in its entirety the Original U.S. Distribution Agreement and Original Canadian Distribution Agreement, predominantly to include Pepsi’s distribution of Alani Nu and Rockstar products (in addition to existing Celsius products). The other material terms and covenants, including termination provisions, contained in the original agreements remain in full force and effect. In connection with this product transition, the Company has incurred fees from the termination of agreements with certain former Alani Nu distributors and the transfer of territory rights to Pepsi. Pursuant to the A&R U.S. Distribution Agreement, Pepsi agreed to reimburse the Company up to $275.0 million to facilitate the transition. As of March 31, 2026, the Company had received the entire $275.0 million from Pepsi. Amounts received from Pepsi pursuant to the A&R U.S. Distribution Agreement relating to the costs associated with terminating certain of the Company’s prior distributors have been accounted for as deferred revenue, current and non-current, on the Condensed Consolidated Balance Sheets, and are being amortized over the approximate 17-year term of the agreement. See Note 11. Related Party Transactions.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
5.    ACQUISITIONS
Rockstar Acquisition
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
[1]     This amount includes net working capital adjustments received from Pepsi pursuant to the Transaction Agreement. Of this amount, $29.2 million was received during the year ended December 31, 2025, with the remaining $0.2 million received during the three months ended March 31, 2026. The amounts are classified within investing activities in the Condensed Consolidated Statements of Cash Flows.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the Closing Date of the Pepsi Transactions. The Company is in the process of reviewing and finalizing third-party valuations of certain intangible assets, tangible assets and finished goods inventory; therefore, the provisional measurements of assets acquired are subject to change as the valuation procedures are finalized. As of March 31, 2026, no measurement period adjustments had been recorded.

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
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
Alani Nu Acquisition
On the Closing Date of Alani Nu, the Company completed the Alani Nu Acquisition pursuant to the terms of the membership interest purchase agreement dated February 20, 2025. The total purchase consideration was composed of (i) cash consideration as outlined in the table below, (ii) an aggregate of 22,451,224 unregistered shares of the Company's Common Stock subject to a registration rights agreement and a lock-up agreement that restricts the sale or transfer of the Company's Common Stock, with one-third of the Common Stock released from restrictions on each of April 1, 2026, October 1, 2026 and April 1, 2027 and (iii) contingent consideration. The Company funded the cash consideration using cash on hand and proceeds from the Term Loan Facility under the Credit Agreement, as described in Note 10. Debt. The Alani Nu Acquisition was accounted for as a business combination. During the quarter ended March 31, 2026, within the one year measurement period, the Company finalized the fair value of the assets acquired and liabilities assumed in the Alani Nu Acquisition, and the amounts presented within this footnote are final.

The purchase consideration consisted of the following:

Purchase Consideration
Cash consideration	$1,322,425
Share consideration	721,964
Contingent consideration [1]	11,200
Final fair value of purchase consideration	$2,055,589
[1] A probability-weighted expected return method was used to value the contingent consideration as of the Closing Date of Alani Nu, whereby the value was determined based on expected cash flows under various scenarios related to the achievement of the revenue target.
The following table summarizes the final fair values of the assets acquired and liabilities assumed on the Closing Date of Alani Nu, inclusive of measurement period adjustments:

At April 1, 2025
ASSETS
Cash and cash equivalents	$43,655
Accounts receivable [1]	83,655
Inventories [1] [2]	95,425
Prepaid expenses and other current assets	1,699
Property, plant and equipment [1]	103
Brands	1,104,000
Customer relationships	111,000

LIABILITIES
Accounts payable	49,117
Accrued expenses [1] [3]	52,371
Deferred revenue-current	8,519
Other current liabilities	426
Deferred revenue-non-current	3,780
Other long term liabilities	6,698
Net identifiable assets acquired	$1,318,626

Goodwill	736,963
Total purchase consideration	$2,055,589
[1] Includes fair value adjustments during the measurement period see Measurement Period Adjustments section below.
[2] Includes an inventory valuation step-up of $21.7 million which was recognized as an adjustment to the Company’s cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income during the year ended December 31, 2025.
[3] Includes $3.1 million the Company paid relating to the settlement of the net working capital adjustment during the year ended December 31, 2025. The settlement resulted in a decrease in accrued expenses and an increase in the total purchase consideration. The adjustment did not impact goodwill.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
The Company initially recognized a contingent consideration of $11.2 million, representing the fair value of a potential payment of up to $25.0 million contingent upon the achievement of an agreed-upon revenue target by December 31, 2025. During the year ended December 31, 2025, the contingent consideration was remeasured to the maximum $25.0 million payout, driven by the outperformance of Alani Nu's revenue results relative to the financial projections as of the Closing Date of Alani Nu and ultimately by exceeding the agreed-upon revenue target. During the three months ended March 31, 2026, the Company paid the $25.0 million in cash.
The fair value of the 22,451,224 shares of Common Stock issued to the Sellers was $32.16 per share. This represents the closing share price of $35.73 on the Closing Date of Alani Nu, adjusted by a DLOM of 10.0%, given that the offer and sale of the shares were not registered under the Securities Act and are “restricted securities” as defined by Rule 144 promulgated under the Securities Act. The DLOM was calculated based on the Finnerty model, which incorporates Level 2 and 3 inputs and assumptions, including historical stock volatility, management’s estimated time to liquidity based on the Company’s expectations for the time to register the shares post-closing and a historical dividend yield. The Alani Nu Acquisition resulted in the recognition of $737.0 million of goodwill, attributable to anticipated revenue synergies, combined distribution capabilities and operational and administrative cost efficiencies. The majority of goodwill recognized is expected to be deductible for tax purposes and has been allocated to the Company’s single reporting unit.
Intangible assets acquired
The fair value of the intangible brand asset was estimated using the relief-from-royalty method and was determined to have an indefinite useful life. Key assumptions included forecasted revenues, royalty rates and a discount rate. The customer relationships were estimated using a combination of the with-and-without method, an income approach and a cost approach. Key assumptions included forecasted revenue recovery rates, a discount rate and the cost and time required to reestablish customer relationships. Both valuations relied on significant unobservable inputs and are therefore classified as Level 3 fair value measurements. Changes in these assumptions could result in materially different fair value measurements.
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
Measurement Period Adjustments
Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. As a result of refining estimates and assumptions since the acquisition date, the Company recorded the following measurement period adjustments, with corresponding adjustments to goodwill:
•During the year ended December 31, 2025, $1.2 million increase to accounts receivable and $0.4 million decrease to inventory related to an in-transit inventory accrual;
•During the year ended December 31, 2025, $2.9 million decrease in property, plant and equipment-net, with a corresponding immaterial impact on depreciation expense, and decreases in prepaid expenses and other current assets;
•During the year ended December 31, 2025, $3.5 million increase to accrued expenses related to customer promotional allowances; and
•During the three months ended March 31, 2026, $2.6 million decrease in property, plant and equipment-net, with a corresponding immaterial impact on depreciation expense.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
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

	Three Months Ended March 31,
	2026	2025
Revenue	$782,615	$647,397
Net income	110,099	98,690
Net income attributable to common stockholders	$85,080	$74,106
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
Inventories-net consist of the following:

	March 31, 2026	December 31, 2025
Finished goods	$266,990	$272,750
Raw materials	106,961	74,654
Less: inventory reserve	(9,805)	(9,706)
Inventories-net	$364,146	$337,698
7.     GOODWILL AND INTANGIBLES

The following table reflects goodwill as of March 31, 2026 and December 31, 2025:

Goodwill
Balance at December 31, 2024	$71,582
Alani Nu Acquisition [1]	734,404
Rockstar Acquisition	109,827
Foreign currency translation	1,747
Balance at December 31, 2025	$917,560
Alani Nu measurement period adjustment [1]	2,559
Foreign currency translation	(326)
Balance at March 31, 2026	$919,793
[1] Goodwill recognized in connection with the Alani Nu Acquisition reflects the preliminary purchase price allocation as of December 31, 2025. See Note 5. Acquisitions, for additional information about the measurement period adjustment recorded during the three months ended March 31, 2026.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
The carrying amounts and accumulated amortization of intangible assets, net of the impact of foreign exchange rate fluctuations and prior impairments, as of March 31, 2026 and December 31, 2025 were as follows:

	Estimated Weighted Average Useful Life in Years	March 31, 2026	December 31, 2025
Definite-lived intangible assets
Customer relationships	7.45	$131,865	$132,183
Brands	3	500	500
Less: accumulated amortization		(26,607)	(20,773)
Definite-lived intangible assets, net		$105,758	$111,910

Indefinite-lived intangibles assets - Brands [1]	indefinite	$1,280,000	$1,280,005

Brands-net		$1,280,264	$1,280,311
Customer relationships-net		$105,494	$111,604
[1] During the year ended December 31, 2025, the Company recognized an impairment charge of $0.5 million related to the Func Food brand. The carrying amount presented reflects the adjusted basis following recognition of the impairment loss. No impairment was recognized during the three months ended March 31, 2026.
The following table reflects the future estimated amortization expense remaining as of March 31, 2026 related to definite-lived intangible assets:

2026	$17,730
2027	23,613
2028	23,474
2029	23,474
2030	6,800
Thereafter	10,667
Total	$105,758
As of March 31, 2026 and December 31, 2025, there were no indicators of goodwill impairment. Intangible asset amortization expense for the three months ended March 31, 2026 and 2025 was approximately $5.9 million and $0.2 million, respectively. Amortization expense is primarily included in selling, general and administrative expenses.
8.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accrued legal	$88,165	$64,104
Accrued marketing	54,793	72,789
Unbilled purchases	45,811	22,280
Accrued freight	17,907	13,153
Payroll liabilities	13,809	18,091
Other accrued expenses	57,528	40,304
Accrued expenses	$278,013	$230,721
As of March 31, 2026 and December 31, 2025, accrued legal included $85.0 million and $59.5 million, respectively, related to the Strong Arm Productions ongoing litigation, refer to Note 15. Commitments and Contingencies.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
9.    ACCRUED DISTRIBUTOR TERMINATION FEES
Primarily in connection with the A&R Distribution Agreements, the Company issued termination notices to existing Alani Nu distributors and is transferring certain territory rights to Pepsi. The majority of termination notices were delivered during the year ended December 31, 2025 and the related expenses were recognized upon delivery of such notices in accordance with ASC 420, Exit or Disposal Cost Obligations. Activity for the three months ended March 31, 2026 primarily consisted of the settlement of previously accrued distributor termination fees, with the remaining activity representing adjustments to accrued distributor termination fees based on new information that was not available as of December 31, 2025. The corresponding amounts were recorded as distributor termination fees within the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table reflects accrued distributor termination fees as of March 31, 2026 and December 31, 2025:

Accrued Distributor Termination Fees
Balance as of December 31, 2024	$—
Distributor termination fees[1]	333,708
Less: Settlement of accrued distributor termination fees	(69,620)
Balance as of December 31, 2025	$264,088
Distributor termination fees	4,427
Less: Settlement of accrued distributor termination fees	(228,525)
Balance as of March 31, 2026	$39,990
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
10.     DEBT
Debt consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Term loan, due 2032	$696,500	$698,250
Less: current portion[1]	(7,000)	(7,000)
Less: unamortized discount and debt issuance costs	(20,619)	(21,324)
Total long-term debt	$668,881	$669,926
[1] The current portion of the Company’s debt is included in other current liabilities on the Condensed Consolidated Balance Sheets.

The Company’s remaining debt outstanding as of March 31, 2026 matures as follows:

2026	$5,250
2027	7,000
2028	7,000
2029	7,000
2030	7,000
Thereafter	663,250
Total debt	$696,500
Unamortized discounts and debt issuance costs	(20,619)
Total debt, net of unamortized discounts and debt issuance costs	$675,881

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
Credit Agreement

On April 1, 2025, Celsius Holdings, Inc. and Celsius, Inc., as borrowers, together with certain subsidiaries of Celsius as guarantors, entered into the Credit Agreement with the lenders and issuing banks party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent. The Credit Agreement provided for a Term Loan Facility in an aggregate principal amount of up to $900.0 million, which was fully drawn on the Closing Date of Alani Nu to fund a portion of the cash consideration, payable to the Sellers in the Alani Nu Acquisition, and the Revolving Credit Facility in an aggregate principal amount of up to $100.0 million (which could include the issuance of letters of credit in a stated face amount of up to, but not exceeding, $50.0 million). The obligations under the Credit Agreement are guaranteed by certain wholly owned domestic subsidiaries of the Company, subject to customary exclusions, and are secured by a first-priority security interest in substantially all of the assets of the Company, the borrowers and the guarantors. The Term Loan Facility matures on April 1, 2032 and the Revolving Credit Facility matures on April 1, 2030.

In October 2025, the Company amended the Credit Agreement through the First Refinancing Amendment to refinance the existing Term Loan Facility and reduce the applicable interest rate margin by 0.75% on both the Term Loan Facility and the Revolving Credit Facility. All other material terms of the Credit Agreement remained unchanged. Immediately prior to the First Refinancing Amendment, the Company repaid $197.8 million of the outstanding principal of the Term Loan Facility, reducing the principal to $700.0 million at the time of refinancing. The Company accounted for the transaction as a debt modification with a partial extinguishment which was related to the repayment immediately prior to the amendment.

The following table summarizes the material interest rate terms applicable to borrowings under the Credit Agreement. Borrowings bear interest at either a benchmark rate or an alternate base rate, and applicable rates are subject to potential step-downs in 0.25% increments pursuant to a pricing grid based on net leverage:

Facility	Rate Type	Applicable Rate
Term Loan Facility	Benchmark Rate[1]	2.50%
	Alternate Rate[2]	1.50%
Revolving Credit Facility	Benchmark Rate[1]	2.25%
	Alternate Rate[2]	1.25%
Revolving Credit Facility	Commitment Fee[3] (unused portion)	0.50%
[1] Bear interest at the benchmark rate, including Term SOFR or, in the case of certain foreign currency borrowings, Euro Interbank Offered Rate, plus the applicable rate shown above.
[2] Bear interest at the alternate base rate, plus the applicable rate shown above. The alternate base rate is defined as the highest of (i) the U.S. prime rate, (ii) the federal funds rate plus 0.50%, (iii) the Benchmark Rate for an interest period of one month plus 1.00% and (iv) 1.00%.
[3] The commitment fee is payable on the unused portion of the Revolving Credit Facility.

The effective interest rate on the Term Loan Facility as of March 31, 2026 was 6.78%.

There were no borrowings and no letters of credit outstanding under the Revolving Credit Facility as of March 31, 2026. As of March 31, 2026, the Company’s unamortized debt issuance costs related to the Revolving Credit Facility were $2.2 million and are included in other long-term assets in the Condensed Consolidated Balance Sheets.

The Credit Agreement requires quarterly payments equal to 0.25% of the refinanced principal amount under the Term Loan Facility. Additionally, the Credit Agreement requires mandatory prepayments in connection with certain assets sales, the incurrence of certain additional indebtedness and the Company’s cash flow exceeding specified thresholds, in each case subject to various limitations and exceptions. As of March 31, 2026, the Company’s unamortized debt discount and debt issuance costs related to the Term Loan Facility were $20.6 million, which is included as a reduction of long-term debt in the Condensed Consolidated Balance Sheets.

The Credit Agreement further contains certain customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) sell assets, (iv) enter into transactions with affiliates, (v) effect mergers and (vi) incur indebtedness. The Credit Agreement additionally contains customary representations, warranties, affirmative covenants and events of default (subject to grace periods). As of March 31, 2026, management had not identified any events of non-compliance with the covenants under the Credit Agreement.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
11.    RELATED PARTY TRANSACTIONS

In August 2022, the Company and Pepsi, a related party due to its ownership interest in the Company and its Board representation, entered into multiple agreements, including the Original Purchase Agreement, the Original U.S. Distribution Agreement and the Original Transition Agreement. Under the Original Purchase Agreement, the Company issued approximately 1.5 million shares of non-voting Series A Preferred Stock to Pepsi for an aggregate purchase price of $550.0 million. The fair value of the Series A Preferred Stock at issuance was estimated at $832.5 million, resulting in $282.5 million of excess fair value recorded as deferred costs within the Condensed Consolidated Balance Sheets.

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

Under the Series B Purchase Agreement, which was also entered into in August 2025, the Company issued 390,000 shares of Series B Preferred Stock to Pepsi. Each share of Series B Preferred Stock is convertible, subject to certain conditions and adjustments, into approximately 29 shares of Common Stock and Pepsi obtained the right to designate one additional Board member for a total of two Board seats, which number may in certain circumstances be ratably increased upon a subsequent expansion of the number of persons serving on the Board. The Series B Preferred Stock issued in connection with the Pepsi Transactions had a stated purchase price of $585.0 million and a fair value $907.9 million on the issuance date. The total non-cash consideration of $935.8 million comprised the fair value of the newly issued Series B Preferred Stock and the modified Series A Preferred Stock. The total non-cash consideration was allocated among the various components of the Pepsi Transactions, including the implicit upfront payment to Pepsi for the Captaincy, considering the allocation measurement principles of ASC 606, and the Rockstar Acquisition, based on the estimated value of Rockstar. The implicit upfront payment to Pepsi is being amortized as a reduction of revenue over the term of the A&R U.S. Distribution Agreement in accordance with ASC 606.

As part of these arrangements, the Company and Pepsi also entered into the A&R Distribution Agreements under which Pepsi became the primary distributor of Celsius, Alani Nu and Rockstar products in the U.S. and Canada. Pursuant to such agreement, Pepsi agreed to reimburse the Company for distributor termination fees up to $275.0 million to facilitate the transition of certain Alani Nu distribution rights to Pepsi. As of March 31, 2026, the Company received the entire $275.0 million from Pepsi. The Company recorded the amount received as deferred revenue and recognizes it as an increase to revenue on a straight-line basis over the term of the A&R U.S. Distribution Agreement.

The following table presents deferred revenue and deferred other cost balances related to the 2025 and 2022 transactions entered into with Pepsi. Each of these amounts is included within the respective line item on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

	March 31, 2026
Balance sheet line item	2025 Transaction	2022 Transaction	Total
Deferred other costs-current	$35,348	$14,124	$49,472
Deferred other costs-non-current	542,520	216,561	759,081
Deferred revenue-current	16,256	9,513	25,769
Deferred revenue-non-current	$249,130	$145,823	$394,953

	December 31, 2025
Balance sheet line item	2025 Transaction	2022 Transaction	Total
Deferred other costs-current	$35,040	$14,124	$49,164
Deferred other costs-non-current	551,544	220,091	771,635
Deferred revenue-current	16,815	9,513	26,328
Deferred revenue-non-current	$252,954	$148,201	$401,155

For the three months ended March 31, 2026 and 2025, amortization of deferred other costs recognized as a reduction of revenue was approximately $12.2 million and $3.5 million, respectively. For the three months ended March 31, 2026 and 2025, amortization of deferred revenue recognized as an increase to revenue was approximately $6.4 million and $2.4 million, respectively.
For more information on the components of the Pepsi Transactions and the A&R Distribution Agreements, see Note 4. Revenue, Note 5. Acquisitions and Note 12. Mezzanine Equity.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
12.    MEZZANINE EQUITY
Convertible Preferred Stock
As of March 31, 2026 and December 31, 2025, the Company had authorized and designated 1,466,666 shares of Series A Preferred Stock with a par value of $0.001 per share and a stated value of $375.00 per share. In addition, as of March 31, 2026 and as of December 31, 2025, the Company had authorized and designated 390,000 shares of Series B Preferred Stock, with a par value of $0.001 per share and a stated value of $1,500.00 per share. The stated value per share may increase from time to time if dividends on the Preferred Stock are paid as PIK Dividends pursuant to the Series A Certificate or the Series B Certificate, as applicable.

Series A Preferred Stock

On August 1, 2022, pursuant to the Original Purchase Agreement, the Company issued all of the authorized Series A Preferred Stock to Pepsi for cash consideration totaling $550.0 million, excluding issuance costs. The issuance occurred concurrently with the execution of the Original U.S. Distribution Agreement and the Original Transition Agreement. The Company determined that the aggregate fair value of the Series A Preferred Stock on the issuance date was $832.5 million or $567.61 per share. Accordingly, the Series A Preferred Stock was initially recorded at that amount, net of issuance costs of $8.0 million, within the mezzanine equity in the Company’s Condensed Consolidated Balance Sheets and within the Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity.
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

Series B Preferred Stock
On the Closing Date of the Pepsi Transactions, pursuant to the Series B Purchase Agreement, the Company issued all of the authorized Series B Preferred Stock to Pepsi for a stated purchase price of $585.0 million, excluding issuance costs. The issuance occurred concurrently with the execution of the A&R Distribution Agreements and the Transaction Agreement, pursuant to which (i) the Company consummated the Rockstar Acquisition and (ii) the Company and Pepsi commenced the Captaincy. See Note 4. Revenue.
The Company engaged a third-party valuation firm to assist in determining the fair value of the Series B Preferred Stock issuance. The valuation of the Series B Preferred Stock issuance represents a non-recurring fair value measurement. The fair value of the Series B Preferred Stock was determined using a Monte Carlo simulation model with multiple Level 2 and 3 inputs. Variables included a volatility rate of 60.0%, risk free interest rate of 3.9%, 5.0% dividend rate, a 90% probability that certain market-based conditions will be met and the closing price of the Company’s Common Stock on the issuance date of $59.69. The valuation relied on significant unobservable inputs and required judgment in the selection of key assumptions; changes in these assumptions could result in materially different fair value measurements. The aggregate fair value of the Series B Preferred Stock on the issuance date was determined to be $907.9 million or $2,328.00 per share, which was recorded within the Company’s Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity.
Pursuant to the Series B Purchase Agreement, Pepsi, together with its affiliates, has certain rights and is subject to various restrictions with respect to its ownership of the Company’s outstanding Common Stock on an as-converted basis, including purchases of the Company’s Common Stock in the open market and the accumulation of PIK Dividends.
Additionally, under the Series B Purchase Agreement, Pepsi currently has the right to designate two persons to be nominated by Pepsi for election to the Board, which number of directors may, in certain circumstances, be ratably increased upon a subsequent expansion of the number of persons serving on the Board. Upon the earlier of (i) Pepsi, together with its affiliates, ceasing to beneficially own at least approximately 31.6 million shares of Common Stock (on an as-converted basis) and (ii) the termination of the Captaincy, Pepsi's designation right will be reduced to one director. If Pepsi, together with its affiliates, ceases to own at least approximately 11.0 million shares of Common Stock (on an as-converted basis), then Pepsi's Board designation rights will terminate in their entirety. As of March 31, 2026, Pepsi has two designated directors serving on the Board. Notwithstanding that the Preferred Stock is not currently convertible into Common Stock, the Series B Purchase Agreement provides that Pepsi is deemed to beneficially own the underlying shares of Common Stock for purposes of its rights under such agreement.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
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
Liquidation Preference
The Preferred Stock ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s Common Stock, (ii) senior to any class or series of capital stock of the Company expressly designated as ranking junior to the Preferred Stock, (iii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Preferred Stock (the Series A Preferred Stock and the Series B Preferred Stock rank on parity with one another) and (iv) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Preferred Stock. The aggregate liquidation preference of the Series A Preferred Stock was $550.0 million as of both March 31, 2026 and December 31, 2025. The aggregate liquidation preference of the Series B Preferred Stock was $585.0 million as of both March 31, 2026 and December 31, 2025.
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

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
There were no dividends issued to common stockholders for the three months ended March 31, 2026 and 2025. The Company declared and paid $6.8 million in Regular Dividends on the Series A Preferred Stock, which amounted to $4.62 per preferred share for each of the three months ended March 31, 2026 and 2025. The Company declared and paid $7.2 million in Regular Dividends on the Series B Preferred Stock, which amounted to $18.49 per preferred share for the three months ended March 31, 2026. There were no cumulative undeclared dividends on the Preferred Stock at March 31, 2026 or 2025.
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
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
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
As of March 31, 2026 and 2025, it was not probable that the Preferred Stock would become redeemable, as the most likely method of settlement is conversion to Common Stock, which is likely to occur before the holder's right to request redemption becomes exercisable.
Conversion
The shares of Preferred Stock may be converted into shares of the Company’s Common Stock pursuant to the applicable Certificates of Designation either at the option of the Company or subject to an automatic conversion as discussed below. The Series A Preferred Stock has a conversion price of $25.00 and a stated value of $375.00 per share and the Series B Preferred Stock has a conversion price of $51.75 and a stated value of $1,500.00 per share. The conversion price is subject to customary adjustment as set forth in the applicable Certificates of Designation. The conversion ratio per share of Preferred Stock is calculated as the quotient of (a) the sum of (x) the stated value of such share of Preferred Stock as of the applicable conversion date, plus (y) all accrued and unpaid dividends previously added to the stated value of such share of Preferred Stock and without duplication, all accrued and unpaid dividends per share of Preferred Stock through the applicable conversion date; divided by (b) the conversion price as of the conversion date. As of March 31, 2026, the conversion ratio of the Series A Preferred Stock into Common Stock was 1-to-15 and the conversion ratio of the Series B Preferred Stock was 1-to-28.99. The Company will not issue fractional shares of Common Stock upon conversion of the Preferred Stock; instead, holders will receive a cash payment in lieu of any fractional share amount, which is determined based on the product of the fractional share and the Ten-Day VWAP as of the applicable conversion date. At March 31, 2026, approximately 22.0 million and 11.3 million shares of Common Stock were issuable upon conversion of the Series A Preferred Stock and the Series B Preferred Stock, respectively.
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
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
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
13.    SHAREHOLDERS' EQUITY
Stock-based Compensation
On May 28, 2025, the Company's stockholders approved the 2025 Plan which has the objective of attracting and retaining skilled personnel and to enable the Company to grant equity compensation awards and other types of incentive compensation. As of March 31, 2026, there were 4.7 million shares of Common Stock available for issuance under the 2025 Plan.
The 2015 Plan, which was adopted on April 30, 2015 and expired in 2025, had the objective of attracting and retaining skilled personnel and enabled the Company to grant equity compensation awards and other types of incentive compensation. As of March 31, 2026, there were 1.0 million unvested awards under the 2015 Plan and certain vested but unexercised awards remained outstanding. No further awards can be granted under the 2015 Plan.
A summary of the Company’s RSU and PSU activity for the three months ended March 31, 2026 and 2025 is presented in the following table:

	Three Months Ended March 31,
	2026		2025
	RSUs/PSUs (000's)	Weighted Average Grant Date Fair Value	RSUs/PSUs (000's)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	2,054	$36.66	1,021	$45.09
Granted	805	$54.75	1,074	$26.41
Vested	(478)	$34.83	(249)	$44.09
Forfeited and cancelled	(191)	$39.13	(10)	$50.81
Unvested at end of period	2,190	$43.49	1,836	$34.27
A summary of PSU awards granted during the three months ended March 31, 2026, is as follows:

Grant Date	Number of Shares (000's)	Performance Period	Metrics	Grant Date Fair Value
February 27, 2026	67	2026-2028	Revenue rTSR	Revenue - $53.61 rTSR - $81.38
March 2, 2026	4	2026-2028	Revenue rTSR	Revenue - $49.25 rTSR - $72.33

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
Treasury Stock
Share Repurchase Program
In November 2025, the Board approved a share repurchase program under which the Company may repurchase up to $300.0 million of its outstanding Common Stock. Share repurchases may be made from time to time through open market transactions, privately negotiated transactions and accelerated share repurchase transactions, arrangements or other methods, including transactions executed pursuant to a pre-set trading arrangement intended to satisfy the requirements of Rule 10b5-1(c) of the Exchange Act. As of March 31, 2026, $236.1 million remained available for repurchase under the program. The program does not obligate the Company to repurchase any shares, has no expiration date and may be modified, suspended, or terminated by the Board at any time at its discretion.
During the three months ended March 31, 2026, the Company repurchased approximately 0.7 million shares of Common Stock at a weighted average price of $35.39 per share, for a total repurchase cost of $24.1 million, including commissions. There were no share repurchases during the three months ended March 31, 2025. As of March 31, 2026, none of the repurchased shares had been reissued.
Employee Withhold-To-Cover Taxes
To satisfy employees’ tax withholding obligations, the Company uses net settlement, under which shares of Common Stock are withheld upon vesting and the related taxes are paid by the Company in cash. For the three months ended March 31, 2026 and 2025, $8.8 million and $1.9 million, respectively, were recorded for these net settlements. These amounts are reflected as repurchases of Common Stock related to tax withholdings in the Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity and in the Condensed Consolidated Statements of Cash Flows.
Employee Stock Purchase Plan

In February 2025, the Board approved the Company’s 2025 ESPP, which authorized the issuance of up to 850,000 shares of Common Stock. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Eligible employees may elect to participate in the ESPP through payroll deductions of up to 15% during designated six-month offering periods. The first offering period commenced in January 2026. On each purchase date, accumulated payroll deductions will be used to purchase shares at a price equal to 85% of the lower of the Company's stock price on the applicable offering period start date or on the purchase date. Participants may withdraw from the ESPP in accordance with the plan’s terms and receive a refund of accumulated contributions that have not yet been used to purchase shares. The fair value of the discount associated with shares purchased under the plan is recognized as stock-based compensation expense over the offering period. Forfeitures are recognized as they occur.
14.    SEGMENT REPORTING

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

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
The following table reflects certain financial data for the Company's single reportable segment:

	Three Months Ended March 31,
	2026	2025
Revenue	$782,615	$329,276
Cost of revenue (excluding outbound freight)	(348,826)	(142,476)
Outbound freight	(55,722)	(14,427)
Gross profit	378,067	172,373

Selling and marketing expenses	(150,593)	(80,898)
General and administrative expenses	(84,054)	(39,444)
Distributor termination fees	(4,427)	—
Other (expense) income, net	(1,457)	8,962
Net income before provision for income taxes	$137,536	$60,993

Provision for income taxes	(27,437)	(16,574)
Net income	$110,099	$44,419

15.    COMMITMENTS AND CONTINGENCIES
Legal
Securities Litigation Concerning the Pepsi Distribution Agreement

The Company and individual executives were named as defendants in two putative securities class actions, both filed in the U.S. District Court for the Southern District of Florida and concerning, among other things, allegedly false and misleading statements or omissions concerning the Company’s distribution agreement with Pepsi and the Company’s growth. The first putative securities class action was filed on November 22, 2024. The complaint asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The second putative securities class action was filed on January 14, 2025. The complaint also asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. On March 3, 2025, the Court issued the Securities Class Action and appointed Lead Plaintiff and Lead Counsel. The Lead Plaintiff filed an Amended Complaint on April 25, 2025, naming the Company, its CEO, CFO and Chief of Staff as defendants. The Amended Complaint asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The Amended Complaint was filed on behalf of stockholders who purchased or otherwise acquired shares of the Company’s stock between May 9, 2023 and November 5, 2024. On June 13, 2025, the Company filed a motion to dismiss seeking complete dismissal of all claims. After full briefing, the Magistrate Judge issued a Report and Recommendation on December 4, 2025, recommending that the motion to dismiss be granted. Lead Plaintiff filed an objection to the Report and Recommendation, and the Company responded. On March 31, 2026, the District Court adopted the Magistrate Judge’s recommendation and dismissed the securities class action. The Lead Plaintiff filed a second amended complaint on April 20, 2026. The Company intends to move to dismiss at the appropriate time.
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
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
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

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(Tabular dollars in thousands, except per share amounts)
Following remand, the trial court held a case management conference on January 27, 2026. At the conference, the trial court denied the Plaintiffs' request to strike the Company’s motion for summary judgment and ordered the Plaintiffs to respond to the Company's motion for summary judgment. The Plaintiffs filed their opposition brief and cross-motion for summary judgment on February 12, 2026, and a supplemental opposition brief on February 16, 2026. The Company filed its reply brief on February 20, 2026. The trial court held the oral argument on the motion for summary judgment on April 2, 2026, and on April 17, 2026, entered judgment in favor of the Plaintiffs in the amount of $101.1 million, inclusive of prejudgment interest. The Company intends to appeal the trial court's ruling on the summary judgment.

The Company has estimated a range of possible outcomes between $60.4 million and $105.0 million, inclusive of prejudgment interest and attorney's fees. The Company accrued a liability in the amount of $85.0 million representing management's best estimate within the range of possible outcomes, reflected in accrued expenses in the Condensed Consolidated Balance Sheets as of March 31, 2026. The ultimate amount of the judgment that the Company may be required to pay may include additional attorney's fees and interest incurred between March 31, 2026 and the payment date, and could be materially different than the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.
On December 26, 2025, the same plaintiffs filed a new lawsuit against the Company, alleging that they are entitled to perpetual royalties at ten cents per case on each case of Sparkling Orange Celsius sold domestically from January 1, 2021, and asserting two causes of action, one for breach of contract and a second for an accounting. The Company was served with process in the lawsuit on April 10, 2026, and filed a motion to dismiss on April 30, 2026. The Company denies any wrongdoing and plans to vigorously defend the suit. The Company cannot predict or estimate the duration or ultimate outcome of this matter.
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
On April 10, 2025, Eniva filed its answer and counterclaims, asserting, among other things, that the Company's use of the VIBE-formative marks constitutes trademark infringement under federal and state law, false designation of origin and unfair competition. Eniva further seeks an order declaring that the Company is not entitled to register its marks. Eniva seeks injunctive relief, damages, cancellation of the Company’s trademark applications and attorneys’ fees. An initial status hearing was held on February 2, 2026, and pursuant to the case schedule, dispositive motions are due on or before October 1, 2026. The Company believes the claims are without merit and intends to vigorously defend its rights to use its intellectual property. The Company accrued a liability of $0.2 million related to this matter as of March 31, 2026. The ultimate outcome may differ materially from the Company’s current expectations and the Company is unable to reasonably estimate a range of losses in excess of the amount accrued.
Larissa Rodriguez v. Glazer’s
On April 8, 2026, a wrongful-death action was filed in the District Court of Hidalgo County, Texas by the parents of Larissa Rodriguez against Glazer’s Beer and Beverage, LLC and Glazer’s Beer and Beverage of Texas, LLC, a former local distributor of Alani Nu products. The complaint alleges, among other things, that Ms. Rodriguez consumed one or more Alani Nu energy drinks and later died from cardiomyopathy allegedly caused by excessive caffeine consumption, and that the product was marketed toward minors without adequate warnings regarding alleged caffeine-related risks.
The Company is not currently named as a defendant, but the matter relates to Alani Nu products and the Company has an obligation to indemnify the named defendants for a loss arising out of any actual or alleged injury or damages suffered in connection with the consumption or purchase of Alani Nu. The Company has provided notice of the matter to its insurers. The Company believes that the claims are without merit. The Company is unable to predict the duration or ultimate outcome of this matter.
Commitments
As of March 31, 2026, the Company had purchase commitments to third parties of approximately $982.9 million due over the next five years. These purchase obligations are primarily related to third-party suppliers and have arisen through the normal course of business. Contracts that require the Company to purchase all or a portion of its requirements for a specific product or service from a supplier, but do not specify a fixed or minimum quantity, are excluded from the obligations quantified above.
In addition, the Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to certain distribution agreements under which the Company may have to indemnify the Company’s customers from any claim, liability or loss arising out of any actual or alleged injury or damages suffered in connection with the consumption or purchase of the Company’s products or the use of Company trademarks. The terms of such obligations vary and typically, a maximum obligation is not explicitly stated.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements that are based on the current expectations of our Company about future events within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Quarterly Report that are not clearly historical in nature, including statements regarding our ability to successfully integrate Alani Nu and Rockstar; the strategic investment by and long-term partnership with Pepsi, including our responsibilities under the Captaincy and the A&R Distribution Agreements; anticipated financial performance; management’s plans and objectives for international expansion and future operations globally; the successful development, commercialization and timing of new products; business prospects; outcomes of regulatory proceedings or actions; market conditions; the current and future market size for existing or new products; the impact of macroeconomic conditions, tariff policies and supply chain constraints or cost increases; potential effects of emerging climate-related disclosure laws such as California’s Climate Accountability Package; ongoing and potential litigation matters; the impact of third parties attempting to replicate our product attributes; and any stated or implied outcomes with regard to the foregoing, including future tax changes under the OBBBA; and other matters are forward-looking.
Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

•Our ability to successfully integrate businesses that we may acquire, achieve the expected benefits of such acquisitions and to manage multiple brands across our product portfolio;
•The potential negative impact that we could realize as a result of businesses that we may acquire;
•Liabilities of businesses that we may acquire that are not known to us;
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
•Our ability to protect our brand, trademarks, proprietary rights and our other intellectual property, and the impact of third parties attempting to create lower-cost products that attempt to replicate our product attributes;

•The impact of internal and external cyber-security threats and breaches, including risks arising from emerging artificial intelligence-enabled threats;
•Our ability to comply with data privacy and personal data protection laws;
•Our ability to effectively manage future growth;
•The impact of global or regional catastrophic events on our operations and ability to grow;
•The impact of any actions by the U.S. Food and Drug Administration regarding the manufacture, composition/ingredients, packaging, marketing/labeling, storage, transportation and/or distribution of our products, or any required or elective recall of our products from distribution;
•The impact of any actions by any regulatory bodies on our advertising;
•The impact of current and potential litigation matters, whether or not successful, on our brand, reputation, results of operations, and cash flows;
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
Forward-looking statements and information involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I, Item 1A Risk Factors of our Annual Report. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this Quarterly Report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Our Business
Executive-Level Overview
Celsius is a functional energy drink company operating in the U.S. and internationally. Our portfolio consists of three brands: CELSIUS®, our core functional energy brand; Alani Nu®, a wellness-focused energy and nutrition brand acquired in April 2025; and Rockstar®, an established energy brand with a strong heritage, acquired in August 2025. Together, these brands form a differentiated, multi-brand platform designed to serve distinct consumers, occasions and energy needs, supporting functional performance, better-for-you formulations and active lifestyles.
CELSIUS® is a functional energy brand offering products across a range of formats, including ready-to-drink, on-the-go powder and hydration, designed to support active and wellness-oriented lifestyles for consumers who are 18 years and older. Our product range is widely available across the U.S. and in select territories in Canada in various retail outlets, including grocery stores, natural product stores, convenience stores, fitness centers, mass retailers, vitamin specialty stores and through e-commerce platforms. Moreover, our products are offered in select markets in Europe, the Middle East and the Asia-Pacific region as we have continued to expand our global presence.
Alani Nu expands our portfolio further into wellness and nutrition, broadening our reach across consumers, occasions and product formats, with a product range spanning energy drinks, pre-workout formulas, protein beverages and supplements. With a strong following among Gen Z and female consumers, who are 18 years and older, Alani Nu enhances our ability to connect with key consumer segments, strengthens our innovation pipeline and supports continued expansion.
Rockstar Energy further strengthens our total energy portfolio by adding both full-sugar and zero-sugar offerings that complement our existing brands. With established brand equity, Rockstar enhances our ability to serve core energy consumers who are 18 years and older. Together, our brands enable a portfolio-led approach to serving diverse consumer preferences across performance, lifestyle and traditional energy occasions.
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
Building on the long-term distribution arrangement that we originally established with Pepsi in August 2022, we entered into a series of transactions on the Closing Date of the Pepsi Transactions that expanded our strategic partnership. These included (i) the Rockstar Acquisition, (ii) the issuance of Series B Preferred Stock and amendment of the existing Series A Preferred Stock and (iii) the execution of the A&R Distribution Agreements, which designate Pepsi as the primary distributor of our Alani Nu and Rockstar products in the U.S. and Canada. Under the enhanced commercial arrangement, Pepsi has agreed to use its commercially reasonable efforts to sell and distribute our full portfolio of products in the U.S. in accordance with the Captaincy.
Impact of Macroeconomic Trends
The imposition of tariffs, including U.S. tariffs imposed or threatened to be imposed on other countries and any tariffs imposed by such countries, have impacted and could continue to impact our supply chain, including the cost of certain raw materials and packaging, including aluminum. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act were unlawful, and those duties were subsequently terminated. While this may present a potential refund opportunity, the pathway and timing of any such refunds remain uncertain. The current administration has since imposed alternative tariffs under other statutory authority, and we continue to monitor developments. Any supply chain constraints, inflationary impacts, or reduced consumer demand as a result of such tariffs or ongoing macroeconomic uncertainty could impact our results.
Similarly, the ongoing conflict in the Middle East, including tensions involving Iran, has impacted and could continue to impact our operations through increased fuel, energy and transportation costs, as well as supply chain disruptions and increased cost of aluminum. Although we sell products in the Middle East, revenue from that region is not material to our overall results, and we do not anticipate the conflict to have a meaningful direct impact on our net sales.
The rapidly changing nature of global trade policies, tariff regulations, geopolitical developments and other aspects of the macroeconomic environment make it difficult to reasonably estimate potential future impacts on our cost structure and results of operations.

Impact of One Big Beautiful Bill Act
On July 4, 2025, the OBBBA was signed into law in the U.S. The legislation introduced a wide array of changes to the U.S. corporate tax system, including permanent extensions of certain provisions of the Tax Cuts and Jobs Act of 2017 and substantial modifications to the international tax regime applicable to U.S. multinational corporations. Significant provisions include the permanent restoration of 100% bonus depreciation for qualifying property, changes to the global intangible low-taxed income regime, now referred to as net CFC tested income, the treatment of foreign tax credits, and the foreign-derived intangible income deduction. We evaluated the applicable OBBBA provisions and incorporated their impact into our March 31, 2026 financial statements. The impact of the OBBBA provisions is not expected to have a material impact on our 2026 annual effective tax rate.
Results of Operations
Three months ended March 31, 2026 compared to three months ended March 31, 2025
Revenue
For the three months ended March 31, 2026, revenue was approximately $782.6 million, an increase of $453.3 million or 137.7%, from $329.3 million for the three months ended March 31, 2025.

For the three months ended March 31, 2026, revenue in North America increased by $440.8 million, or 143.8%, compared to the three months ended March 31, 2025. The increase was driven primarily by the Alani Nu Acquisition, which contributed approximately $368.1 million. Approximately $66.6 million of the increase was attributable to the Rockstar Acquisition.
European revenues for the three months ended March 31, 2026 were approximately $25.4 million, representing an increase of $6.7 million, or 35.9%, compared to the three months ended March 31, 2025. Asia-Pacific revenues generated approximately $7.0 million for the three months ended March 31, 2026, with other international markets contributing an additional $3.0 million in revenue for the same period. Our international markets have continued to expand, driven by new market launches and continued investment in distribution, marketing and strategic partnerships to support long-term growth.
The following table sets forth revenue by geographical location:

	Three Months Ended March 31,
	2026	2025	Change
North America	$747,316	$306,534	143.8%
Europe	25,354	18,659	35.9%
Asia-Pacific	6,995	2,244	211.7%
Other	2,950	1,839	60.4%
Revenue	$782,615	$329,276	137.7%
Gross Profit
For the three months ended March 31, 2026, gross profit increased by $205.7 million to $378.1 million, an increase of 119.3%, from $172.4 million for the three months ended March 31, 2025. Gross profit margin decreased to 48.3% for the three months ended March 31, 2026 from 52.3% for the three months ended March 31, 2025. The decrease in gross profit margin was primarily driven by increased promotional activity as a percentage of revenue and increased aluminum costs. Freight costs also contributed to margin compression, driven by integration-related freight disruptions, increased freeze protection and tariffs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2026 were $234.6 million, an increase of $114.3 million, or 95.0%, from $120.3 million for the three months ended March 31, 2025. The increase was primarily driven by incremental costs associated with the expansion of our portfolio from one brand to three brands, including increased investment in brand awareness and marketing initiatives, higher employee and professional service costs and other expenses associated with supporting and marketing three brands. The current period also included acquisition-related transition, integration, and intangible asset amortization costs that were not present in the prior year period. Additionally, the current period reflected charges of $25.5 million related to an ongoing legal matter. These increases were partially offset by a decrease in deal and transaction costs that were higher in the prior year in connection with completing the Alani acquisition.

Distributor Termination Fees
For the three months ended March 31, 2026, we recorded $4.4 million of distributor termination fees related to the termination of certain former Alani Nu distributors, primarily reflecting adjustments to previously accrued amounts based on information that was not available as of December 31, 2025. There were no such expenses for the three months ended March 31, 2025.
Other (Expense) Income
Total other expense was $1.5 million for the three months ended March 31, 2026, compared to total other income of $9.0 million for the three months ended March 31, 2025, reflecting an expense increase of $10.5 million. The changes in total other (expense) income reflect an $11.8 million increase in interest expense related to our outstanding debt, whereas no such debt existed in the prior-year period, and a $4.9 million decrease in interest income as a result of lower average cash balances as we utilized our cash reserves for strategic investments and share repurchase activities. These changes were partially offset by a $6.2 million increase in other income, net, primarily reflecting sales of Rockstar products for which we acted as an agent under a transition services agreement during the three months ended March 31, 2026. This arrangement is transitional in nature, with no comparable activity in the prior-year period.
Provision for Income Taxes

The effective income tax rate for the three months ended March 31, 2026 was 19.9% compared to 27.2% in the comparable prior year period. The decrease in the effective tax rate was due primarily to foreign tax credit utilization and windfall tax benefits on the vesting of restricted stock. The effective tax rate for the three months ended March 31, 2026 varied from the U.S. statutory rate due primarily to the geographical mix of earnings and permanent tax differences related to stock compensation.
We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our tax returns for tax years beginning 2021 remain subject to potential examination by the taxing authorities.
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders for the three months ended March 31, 2026 was $85.1 million, representing basic EPS of $0.33 based on a basic weighted average of 257.0 million shares outstanding. In comparison, for the three months ended March 31, 2025, net income attributable to common stockholders was $34.4 million, representing basic EPS of $0.15 based on a weighted average of 235.2 million shares outstanding. Diluted EPS was $0.33 and $0.15 for the three months ended March 31, 2026 and 2025, respectively.
The increase in net income attributable to common stockholders for the three months ended March 31, 2026 was primarily driven by the increase in revenue and gross profit resulting from our Alani Nu and Rockstar acquisitions. This impact was partially offset by dividends on our Series B Preferred Stock, which was not outstanding in the prior year period, higher interest expense related to incurred debt and higher selling, general and administrative expenses reflecting the expansion to a three-brand portfolio and increased costs from ongoing litigation. Additionally, basic and diluted EPS for the quarter ended March 31, 2026 were impacted by an increase in weighted average shares outstanding as compared to the prior year period, primarily as a result of Common Stock issued in connection with the Alani Nu Acquisition.
Liquidity and Capital Resources
General
As of March 31, 2026, we had unrestricted cash and cash equivalents of approximately $549.2 million and net working capital of $812.9 million.
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

Cash flows for the three months ended March 31, 2026 and 2025
Cash provided by operating activities
Cash provided by operating activities totaled $73.7 million for the three months ended March 31, 2026 compared to $103.4 million cash provided by operating activities for the three months ended March 31, 2025. The $29.7 million decrease was primarily driven by the settlement of $224.1 million in accrued distributor termination fees, with no comparable transactions in the prior year. This outflow was partially offset by $64.2 million collected from Pepsi during the three months ended March 31, 2026 related to the receivable recognized as of December 31, 2025, which was fully used to fund distributor termination settlements and is reflected in the change in prepaid expenses and other current assets. The decrease was further driven by an $80.0 million increase in accounts receivable-net, reflecting the timing of invoicing and collections processing, which resulted in a higher balance of outstanding receivables at period end as compared to the prior-year period, and a $13.8 million payment for the portion of contingent consideration in excess of its acquisition-date fair value. These outflows were partially offset by higher net income driven by revenue growth attributable to the Alani Nu and Rockstar Acquisitions, as well as increases in accrued promotional allowances and accounts payable consistent with the expanded scale of our operations.
Cash used in investing activities
Cash used in investing activities totaled $7.7 million for the three months ended March 31, 2026, compared to cash used in investing activities of $6.9 million for the three months ended March 31, 2025. Cash used in investing activities was primarily related to the purchases of property, plant and equipment in both periods presented.
Cash used in financing activities
Cash used in financing activities totaled $55.9 million for the three months ended March 31, 2026, compared to $10.6 million cash used in financing activities for the same period in 2025, representing a $45.3 million increase. The increase was primarily driven by $20.1 million of Common Stock repurchases, an $11.2 million payment for the portion of contingent consideration up to the acquisition-date fair value, and $7.2 million of dividends paid on Series B Preferred Stock, each of which had no comparable activity in the prior year period. This was partially offset by the absence of debt issuance costs.
Off Balance Sheet Arrangements
As of March 31, 2026 and December 31, 2025, we had no off balance sheet arrangements.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts in our Condensed Consolidated Financial Statements. Critical accounting policies and estimates are those that management believes are the most important to the portrayal of our financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies or estimates from those described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
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

Interest Rate Risk
Fluctuations in market interest rates may cause cash flows to vary. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. This can affect both our borrowing costs and the fair values of our debt obligations. We are subject to interest rate risk in connection with the Term Loan Facility and Revolving Credit Facility, which bear interest at variable rates based on either a benchmark rate or an alternate base rate, plus an applicable rate which is subject to potential step-downs in 0.25% increments pursuant to a pricing grid based on net leverage. A one-percentage-point increase in the interest rate would raise our annual interest expense by approximately $6.8 million, based on outstanding balances under the Term Loan Facility as of March 31, 2026. There were no borrowings under the Revolving Credit Facility as of March 31, 2026. For additional information see Note 10. Debt in the notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.
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
Our Chief Executive Officer, as well as our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, the Company completed the incorporation of Alani Nu and Rockstar into its internal control over financial reporting framework and implemented related controls. These changes have materially affected the Company's internal control over financial reporting. There were no other changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is included in Note 15. Commitments and Contingencies in the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors.
We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Except for the risks discussed elsewhere in this Quarterly Report, during the reporting period covered by this Quarterly Report, there have been no material changes to our risk factors as set forth in Part I, Item 1A. Risk Factors in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the quarter ended March 31, 2026, we purchased the following shares of our Common Stock under our share repurchase program and to satisfy employee tax withholding obligations upon the vesting of equity awards:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	35,064	$45.74	—	$260,222,795
February 1, 2026 to February 28, 2026	2,431	$48.32	—	$260,222,795
March 1, 2026 to March 31, 2026	812,231	$38.38	680,102	$236,133,117
Total	849,726		680,102
[1] During the quarter ended March 31, 2026, we repurchased an aggregate of 169,624 shares of Common Stock to satisfy employee tax withholding obligations upon the vesting of equity awards.
[2] In November 2025, the Board approved a share repurchase program under which we may repurchase up to $300.0 million of our outstanding Common Stock. As of March 31, 2026, $63.9 million had been utilized under this authorization and $236.1 million remained available for repurchase. The program has no expiration date and does not obligate us to repurchase any shares and may be modified, suspended or terminated at any time. Repurchases may be executed in open market or privately negotiated transactions, including transactions executed pursuant to a pre-set trading arrangement intended to satisfy the requirements of Rule 10b5-1(c) of the Exchange Act. See Note 13. Shareholders' Equity in the notes to our Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

Our insider trading policy permits our officers and directors to establish pre-approved stock trading plans pursuant to Rule 10b5-1 promulgated under the Exchange Act. Rule 10b5-1 allows insiders to adopt written stock trading plans at a time when they are unaware of material non-public information, which establish predetermined trading parameters that do not permit the insider to subsequently exercise any influence over how, when or whether to effect trades. During the quarter ended March 31, 2026, except as set forth below, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Name and Title	Type of Plan	Participant's Adoption Date	Plan Termination Date	Maximum Aggregate Number of Securities	Description of Trading Arrangement
Paul Storey Chief Supply Chain Officer	10b5-1(c)(1) Trading Plan	March 11, 2026	December 31, 2026	10,000	Sale of shares of Common Stock (vested stock options or other awards)

Item 6. Exhibits.
Index to Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Composite Articles of Incorporation of Celsius Holdings, Inc.	10-Q	3.1	11/7/2025

3.2	Second Amended and Restated Bylaws	10-Q	3.2	8/6/2024

31.1*	Section 302 Certification by Chief Executive Officer

31.2*	Section 302 Certification by Chief Financial Officer

32.1**	Section 906 Certification by Chief Executive Officer

32.2**	Section 906 Certification by Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachment)
__________________________________________________
*Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Date: May 7, 2026	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)