Form 10-Q
period 2026-06-30
Celsius Holdings, Inc.
filed 2026-08-06
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2026 the registrant had 253,035,047 shares of Common Stock, $0.001 par value per share, outstanding.

MASTER GLOSSARY

Term	Definition
2015 Plan	The Celsius Holdings, Inc. 2015 Stock Incentive Plan
2025 Plan	The Celsius Holdings, Inc. 2025 Omnibus Incentive Compensation Plan
A&R Canada Distribution Agreement	Amended and Restated Distribution Agreement between the Company and Pepsi, including Pepsi's affiliates, select territories in Canada, entered into in August 2025
A&R Distribution Agreements	Collectively, the A&R Canada Distribution Agreement and the A&R U.S. Distribution Agreement
A&R U.S. Distribution Agreement	Amended and Restated Distribution Agreement between the Company and Pepsi, including Pepsi's affiliates, covering the U.S. (excluding Puerto Rico and the U.S. Virgin Islands), entered into in August 2025
Alani Nu	Alani Nutrition LLC, a wholly owned subsidiary of the Company
Alani Nu Acquisition	The Company's acquisition of Alani Nu on April 1, 2025
Annual Report	The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 2, 2026
ASC	Accounting Standards Codification
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASU	Accounting Standards Update
Board	Board of Directors of Celsius Holdings, Inc.
Captaincy	An enhanced, long-term arrangement according to which Pepsi uses commercially reasonable efforts to sell and distribute the Company’s products in the U.S.
Certificates of Designation	The Series A Certificate and the Series B Certificate, collectively
Channel Transition Amendment	Amendment, dated May 21, 2026, to the Alani Nu Channel Transition Agreement between the Company and Pepsi. The original Alani Nu Channel Transition Agreement was entered into in August 2025 in connection with the A&R Distribution Agreements to govern the transition of Alani Nu distribution territory rights to Pepsi.
Closing Date of Alani Nu	April 1, 2025
Closing Date of the Pepsi Transactions	August 28, 2025
CODM	Chief Operating Decision Maker
Common Stock	The Company's common stock, par value $0.001 per share
Company	Celsius Holdings, Inc., a Nevada corporation
Credit Agreement	Credit Agreement, dated April 1, 2025, with UBS AG, Stamford Branch, as administrative and collateral agent, as amended by the First Refinancing Amendment and as may be further amended, restated, supplemented or otherwise modified from time to time.
DCA	District Court of Appeal
DLOM	Discount for lack of marketability
Dobler Derivative Action	Derivative action filed by stockholder Kurt Dobler
Eniva	Eniva USA, Inc.
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Refinancing Amendment	First refinancing amendment to the Credit Agreement on October 2, 2025
Flannery Derivative Action	Derivative action filed by stockholder Suzanne Flannery
Forward Stock Split	Three-for-one split of the Company’s common stock on November 13, 2023
Murphy Derivative Action	Derivative action filed by stockholder David Murphy
OBBBA	One Big Beautiful Bill Act
Original Canadian Distribution Agreement	Original distribution agreement between the Company and The Pepsi Bottling Group (Canada), ULC, dated August 9, 2023
Original Purchase Agreement	Original securities purchase agreement between the Company and Pepsi, dated August 1, 2022
Original Transition Agreement	Original channel transition agreement between the Company and Pepsi, dated August 1, 2022
Original U.S. Distribution Agreement	Original distribution agreement between the Company and Pepsi, dated August 1, 2022
Pepsi	PepsiCo, Inc. and its subsidiaries

MASTER GLOSSARY

Term	Definition
Pepsi Transactions	The Captaincy together with the Rockstar Acquisition
Pillar Two	Tax legislation enacted by the Organization for Economic Co-operation and Development
Preferred Stock	Series A Preferred Stock together with the Series B Preferred Stock
PSU	Performance Stock Units
Quarterly Report	The Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 filed with the SEC on August 6, 2026
Redemption Price	The applicable amount that the Company would pay to redeem a share of Preferred Stock, including all accrued and unpaid dividends per share.
Regular Dividends	Recurring dividends declared on the Preferred Stock in accordance with the Certificates of Designation
Revolving Credit Facility	The Company's revolving credit facility under the Credit Agreement in an aggregate principal amount of up to $100.0 million
Rockstar	The Rockstar brand (and the related brands and sub-brands) in the U.S. (excluding Virgin Islands and Puerto Rico) and Canada
Rockstar Acquisition	The Company's acquisition from Pepsi on August 28, 2025 of certain assets and liabilities comprising Rockstar under the Transaction Agreement
RSU	Restricted Stock Units
rTSR	Relative total stockholder return
SEC	U.S. Securities and Exchange Commission
Second Refinancing Amendment	Second refinancing amendment to the Credit Agreement on July 15, 2026.
Securities Act	The Securities Act of 1933, as amended
Securities Class Action	The consolidation of the two putative securities class actions
Sellers	The sellers of Alani Nu
Series A Certificate	Series A Preferred Stock Certificate of Designation
Series A Preferred Stock	The Company's Series A Convertible Preferred Stock
Series B Certificate	Series B Preferred Stock Certificate of Designation
Series B Preferred Stock	The Company's Series B Convertible Preferred Stock
Series B Purchase Agreement	Agreement under which the Company issued and sold shares of Series B Convertible Preferred Stock to Pepsi
SOFR	Secured Overnight Financing Rate
State Court Derivative Actions	The Flannery Derivative Action together with the Sunny Derivative Action and Murphy Derivative Action
Stoyanoff Derivative Action	Derivative action filed by stockholder Mark Stoyanoff
Sunny Derivative Action	Derivative action filed by stockholder Shadia Khan Sunny
Ten-Day VWAP	Ten-day volume weighted average price of the Company’s common stock
Term Loan Facility	The Company's term loan facility under the Credit Agreement as amended by the First Refinancing Amendment and Second Refinancing Amendment
Transaction Agreement	The agreement pursuant to which the Company consummated the Rockstar Acquisition and commenced the Captaincy
U.S.	United States of America
U.S. GAAP	Generally accepted accounting principles in the United States of America
U.S. STRIPS Rate	Yield on U.S. Treasury STRIPS, which stands for: Separate Trading of Registered Interest and Principal of Securities

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Celsius Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts) (Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$631,234	$398,866
Restricted cash	1,895	141,121
Accounts receivable-net[1]	735,336	755,499
Inventories-net	390,602	337,698
Prepaid expenses and other current assets[2]	67,422	128,806
Deferred other costs-current[3]	49,472	49,164
Total current assets	1,875,961	1,811,154

Property, plant and equipment-net	108,748	87,910
Customer relationships-net	99,529	111,604
Brands-net	1,280,222	1,280,311
Goodwill	919,660	917,560
Deferred other costs-non-current[3]	746,737	771,635
Deferred tax assets	93,250	96,013
Other long-term assets	44,044	43,434
Total Assets	$5,168,151	$5,119,621

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable[4]	$202,101	$137,930
Accrued expenses[5]	264,558	230,721
Income taxes payable	40,821	49,612
Accrued distributor termination fees	8,761	264,088
Accrued promotional allowance[6]	453,043	307,922
Contingent consideration	—	25,000
Deferred revenue-current[7]	31,460	26,988
Other current liabilities	42,891	36,465
Total current liabilities	1,043,635	1,078,726

Long-term debt	667,850	669,926
Deferred revenue-non-current[3]	463,856	401,155
Other long term liabilities	33,251	28,372
Total Liabilities	2,208,592	2,178,179

Commitments and contingencies (Note 15)

Mezzanine equity:
Series A convertible preferred stock, $0.001 par value per share, 1,467 shares issued and outstanding as of both June 30, 2026 and December 31, 2025 [3]	852,355	852,355
Series B convertible preferred stock, $0.001 par value per share, 390 shares issued and outstanding as of both June 30, 2026 and December 31, 2025 [3]	907,620	907,620
Stockholders’ equity:
Common Stock, $0.001 par value per share; 400,000 shares authorized; 258,703 shares issued and 253,341 shares outstanding as of June 30, 2026; and 258,108 shares issued and 256,906 shares outstanding as of December 31, 2025	101	101
Treasury stock, at cost; 5,362 shares and 1,202 shares as of June 30, 2026 and December 31, 2025, respectively	(183,469)	(48,226)
Additional paid-in capital	1,069,452	1,050,518
Accumulated other comprehensive income	335	3,162
Retained earnings	313,165	175,912
Total Stockholders’ Equity	1,199,584	1,181,467
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$5,168,151	$5,119,621

[1] Includes $387.2 million and $349.1 million from a related party as of June 30, 2026 and December 31, 2025, respectively.
[2] Includes no amounts from a related party as of June 30, 2026 and $64.2 million from a related party as of December 31, 2025.
[3] Amounts in this line item are associated with a related party for all periods presented.
[4] Includes $35.8 million and $28.6 million due to a related party as of June 30, 2026 and December 31, 2025, respectively.
[5] Includes $4.0 million and $1.8 million due to a related party as of June 30, 2026 and December 31, 2025, respectively.
[6] Includes $247.6 million and $128.9 million due to a related party as of June 30, 2026 and December 31, 2025, respectively.
[7] Includes $30.7 million and $26.3 million due to a related party as of June 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue[1]	$817,925	$739,259	$1,600,540	$1,068,535
Cost of revenue[2]	424,237	358,408	828,785	515,311
Gross profit	393,688	380,851	771,755	553,224
Selling, general and administrative expenses[3]	237,573	237,886	472,220	358,228
Distributor termination fees	80,860	—	85,287	—
Income from operations	75,255	142,965	214,248	194,996

Other (expense) income:
Interest income	3,678	4,038	6,670	11,884
Interest expense	(11,566)	(18,080)	(23,409)	(18,080)
Other, net [4]	2,163	542	9,557	1,658
Total other expense, net	(5,725)	(13,500)	(7,182)	(4,538)

Net income before provision for income taxes	69,530	129,465	207,066	190,458

Provision for income taxes	(14,237)	(29,610)	(41,674)	(46,184)
Net income	$55,293	$99,855	$165,392	$144,274

Dividends on convertible Preferred Stock[5]	(14,149)	(6,851)	(28,142)	(13,632)
Income allocated to participating Preferred Stock[5]	(4,723)	(7,314)	(15,807)	(10,703)
Net income attributable to common stockholders	$36,421	$85,690	$121,443	$119,939

Other comprehensive income:
Foreign currency translation (loss) gain, net of income tax	(1,284)	3,179	(2,827)	5,428
Comprehensive income	$35,137	$88,869	$118,616	$125,367

Earnings per share:
Basic	$0.14	$0.33	$0.47	$0.49
Diluted	$0.14	$0.33	$0.47	$0.48
Weighted average shares outstanding:
Basic	254,806	257,750	255,895	246,536
Diluted	256,933	260,211	258,495	248,757
[1] Includes $492.3 million and $954.0 million for the three and six months ended June 30, 2026 respectively, and $245.8 million and $434.3 million for the three and six months ended June 30, 2025, respectively, in each case from a related party.
[2] Includes $0.6 million and $12.4 million for the three and six months ended June 30, 2026 respectively, to a related party, and no amounts to a related party for the three and six months ended June 30, 2025.
[3] Includes $2.6 million and $3.8 million for the three and six months ended June 30, 2026 respectively, and $0.2 million and $0.8 million for the three and six months ended June 30, 2025, respectively, to a related party.
[4] Includes $3.6 million and $10.6 million for the three and six months ended June 30, 2026, respectively, from a related party, and no amounts from a related party for the three and six months ended June 30, 2025.
[5] Amounts in this line item are associated with a related party for all periods presented.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands, except per share amounts) (Unaudited)

	Stockholders’ Equity								Mezzanine Equity
	Common Stock					Treasury Stock			Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Shares	Amount	Total Stockholders’ Equity	Shares	Amount	Shares	Amount
Balance at December 31, 2025	258,108	$101	$1,050,518	$3,162	$175,912	(1,202)	$(48,226)	$1,181,467	1,467	$852,355	390	$907,620
Stock-based compensation	—	—	7,626	—	—	—	—	7,626	—	—	—	—
Stock option exercises, RSUs and PSUs converted	493	—	—	—	—	—	—	—	—	—	—	—
Dividends paid to Series A Preferred Stock ($4.62 per share)	—	—	—	—	(6,781)	—	—	(6,781)	—	—	—	—
Dividends paid to Series B Preferred Stock ($18.49 per share)	—	—	—	—	(7,211)	—	—	(7,211)	—	—	—	—
Repurchase of Common Stock	—	—	—	—	—	(850)	(32,895)	(32,895)	—	—	—	—
Foreign currency translation	—	—	—	(1,543)	—	—	—	(1,543)	—	—	—	—
Net income	—	—	—	—	110,099	—	—	110,099	—	—	—	—
Balance at March 31, 2026	258,601	$101	$1,058,144	$1,619	$272,019	(2,052)	$(81,121)	$1,250,762	1,467	$852,355	390	$907,620
Stock-based compensation	—	—	10,565	—	—	—	—	10,565	—	—	—	—
Stock option exercises, RSUs and PSUs converted	73	—	—	—	—	—	—	—	—	—	—	—
Dividends paid to Series A Preferred Stock ($4.67 per share)	—	—	—	—	(6,856)	—	—	(6,856)	—	—	—	—
Dividends paid to Series B Preferred Stock ($18.69 per share)	—	—	—	—	(7,291)	—	—	(7,291)	—	—	—	—
Repurchase of Common Stock	—	—	—	—	—	(3,310)	(102,348)	(102,348)	—	—	—	—
Issuance of Common Stock under ESPP	29	—	743	—	—	—	—	743	—	—	—	—
Foreign currency translation	—	—	—	(1,284)	—	—	—	(1,284)	—	—	—	—
Net income	—	—	—	—	55,293	—	—	55,293	—	—	—	—
Balance at June 30, 2026	258,703	$101	$1,069,452	$335	$313,165	(5,362)	$(183,469)	$1,199,584	1,467	$852,355	390	$907,620
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands, except per share amounts) (Unaudited)

	Stockholders’ Equity								Mezzanine Equity
	Common Stock					Treasury Stock			Series A Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares	Amount	Total Stockholders’ Equity	Shares	Amount
Balance at December 31, 2024	235,087	$79	$300,164	$(3,250)	$105,521	(73)	$(2,585)	$399,929	1,467	$824,488
Stock-based compensation	—	—	5,029	—	—	—	—	5,029	—	—
Stock option exercises, RSUs and PSUs converted	348	—	338	—	—	—	—	338	—	—
Dividends paid to Series A Preferred Stock ($4.62 per share)	—	—	—	—	(6,781)	—	—	(6,781)	—	—
Repurchase of Common Stock	—	—	—	—	—	(73)	(1,932)	(1,932)	—	—
Treasury Stock	—	—	—	—	—	(6)	(137)	(137)	—	—
Foreign currency translation	—	—	—	2,249	—	—	—	2,249	—	—
Net income	—	—	—	—	44,419	—	—	44,419	—	—
Balance at March 31, 2025	235,435	$79	$305,531	$(1,001)	$143,159	(152)	$(4,654)	$443,114	1,467	$824,488
Stock-based compensation	—	—	6,434	—	—	—	—	6,434	—	—
Stock option exercises, RSUs and PSUs converted	60	—	10	—	—	—	—	10	—	—
Dividends paid to Series A Preferred Stock ($4.67 per share)	—	—	—	—	(6,851)	—	—	(6,851)	—	—
Issuance of common stock as consideration for acquisition	22,451	22	721,942	—	—	—	—	721,964	—	—
Repurchase of Common Stock	—	—	—	—	—	(25)	(879)	(879)	—	—
Foreign currency translation	—	—	—	3,179	—	—	—	3,179	—	—
Net income	—	—	—	—	99,855	—	—	99,855	—	—
Balance at June 30, 2025	257,946	$101	$1,033,917	$2,178	$236,163	(177)	$(5,533)	$1,266,826	1,467	$824,488

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$165,392	$144,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,238	11,730
Allowance for credit losses[1]	361	5,529
Amortization of deferred other costs[2]	24,591	7,062
Inventory excess and obsolescence	5,949	15,262
Stock-based compensation expense	18,191	11,463
Deferred income taxes-net	2,692	(4,161)
Payment of contingent consideration in excess of acquisition-date fair value	(13,800)	—
Change in fair value of contingent consideration	—	13,800
Other operating activities-net	3,165	(257)
Changes in operating assets and liabilities:
Accounts receivable-net[3]	19,560	(143,153)
Inventories[4]	(58,853)	23,039
Prepaid expenses and other current assets[5]	61,384	(20,645)
Other long-term assets	3,680	742
Accounts payable[6]	63,230	20,789
Accrued expenses[7]	26,416	(7,013)
Income taxes payable	(8,790)	10,928
Accrued promotional allowance[8]	145,121	64,221
Accrued distributor termination fees	(255,328)	—
Other current liabilities	5,607	1,999
Deferred revenue[9]	67,172	(7,320)
Other long-term liabilities	1,288	(1,210)
Net cash provided by operating activities	$296,266	$147,079

Cash flows from investing activities:
Purchase of property, plant and equipment[10]	(24,982)	(15,194)
Net working capital estimate received from Pepsi related to the Rockstar Acquisition[2]	241	—
Purchase of non-marketable equity securities	—	(5,000)
Acquisition of Alani Nutrition LLC, net of cash acquired	—	(1,256,351)
Net cash used in investing activities	$(24,741)	$(1,276,545)
[1] Includes $0.8 million and $(0.4) million associated with a related party for the six months ended June 30, 2026 and 2025, respectively.
[2] Amounts in this line item are associated with a related party for all periods presented.
[3] Includes $(38.1) million and $(36.3) million associated with a related party for the six months ended June 30, 2026 and 2025, respectively.
[4] Includes $8.0 million and no amounts associated with a related party for the six months ended June 30, 2026 and 2025, respectively.
[5] Includes $64.2 million and no amounts associated with a related party for the six months ended June 30, 2026 and 2025, respectively.
[6] Includes $7.2 million and $15.7 million associated with a related party for the six months ended June 30, 2026 and 2025, respectively.
[7] Includes $2.2 million and $0.1 million associated with a related party for the six months ended June 30, 2026 and 2025, respectively.
[8] Includes $118.7 million and $19.7 million associated with a related party for the six months ended June 30, 2026 and 2025, respectively.
[9] Includes $67.1 million and $(4.7) million associated with a related party for the six months ended June 30, 2026 and 2025, respectively.
[10] Includes $(8.4) million and $(6.1) million associated with a related party for the six months ended June 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Celsius Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Cash dividends paid on Preferred Stock[1]	$(28,139)	$(13,632)
Repurchase of Common Stock related to employee tax withholdings	(9,761)	(2,811)
Repurchase of Common Stock	(124,420)	—
Proceeds from term loan	—	900,000
Payments on term loan	(3,500)	—
Payment of debt issuance costs and debt discount	—	(28,873)
Payment of contingent consideration up to acquisition-date fair value	(11,200)	—
Other financing activities-net	666	(2,389)
Net cash (used in) provided by financing activities	$(176,354)	$852,295

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,029)	2,214
Net increase (decrease) in cash, cash equivalents and restricted cash	93,142	(274,957)
Cash, cash equivalents and restricted cash at beginning of the period	539,987	890,190
Cash, cash equivalents and restricted cash at end of the period	$633,129	$615,233

Supplemental disclosures:
Cash paid for:
Interest	$21,582	$17,181
Taxes, net of refunds received	$36,618	$42,182

Supplemental schedule of noncash investing and financing activities:
Estimated fair value of contingent consideration in connection with the Alani Nu Acquisition	—	11,200
Estimated fair value of share consideration issued in connection with the Alani Nu Acquisition	—	721,964
Preliminary deferred payment owed to Sellers in connection with the Alani Nu Acquisition	$—	$19,144

[1] Amounts in this line item are associated with a related party for all periods presented.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Business Overview
References in this Quarterly Report to the “Company” or “Celsius” refer to Celsius Holdings, Inc. and its wholly owned subsidiaries. Definitions of certain capitalized terms used in this Quarterly Report are included within the Master Glossary.
The Company develops, processes, markets, sells, manufactures and distributes premium lifestyle beverages with innovative formulas designed to fuel active and wellness-oriented consumers. The Company’s portfolio consists of a differentiated, multi-brand platform comprising CELSIUS®, Alani Nu® and Rockstar®, collectively forming a leading total energy portfolio. Each brand is positioned to serve distinct consumers, occasions and energy needs across the functional energy and adjacent wellness categories.
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
On April 1, 2025, the Company completed the Alani Nu Acquisition. Subsequently, in connection with the A&R Distribution Agreements entered into on August 28, 2025 and the Channel Transition Amendment entered into on May 21, 2026, the Company terminated certain former Alani Nu distributor agreements and transferred the related territory rights to Pepsi. As part of the initial round of terminations under the A&R Distribution Agreements, Pepsi reimbursed the Company $275.0 million for related termination fees, with amounts paid by Pepsi to the Company contractually restricted for use solely to satisfy termination obligations. Termination fees incurred in excess of this amount for such distributors were funded by the Company. Subsequently, under the Channel Transition Amendment, an additional group of former Alani Nu distributor agreements was terminated, for which Pepsi reimbursed the Company $81.1 million for related termination fees, with amounts similarly restricted for use solely to satisfy the related obligations. As of June 30, 2026, the Company had fully utilized all amounts received from Pepsi under the A&R Distribution Agreements and substantially all amounts received under the Channel Transition Amendment.
For more information, see Note 4. Revenue, Note 5. Acquisitions, Note 9. Accrued Distributor Termination Fees, Note 11. Related Party Transactions and Note 12. Mezzanine Equity.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for annual audited Consolidated Financial Statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts, based on historical experience and other reasonable factors. These estimates and assumptions are reviewed on an ongoing basis and revised as circumstances change. Accordingly, the results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for any future period or the full year. These Condensed Consolidated Financial Statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company's Annual Report, as filed with the SEC. These Condensed Consolidated Financial Statements and the accompanying notes should be read in conjunction with such Annual Report.
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

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)

Line Items – As Previously Reported	Line Item – As Reclassified
Consolidated Statements of Operations and Comprehensive Income
Dividends on Series A convertible preferred stock	Dividends on convertible Preferred Stock

Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
Additional paid-in capital	Treasury stock
Additional paid-in capital	Additional paid-in capital
Repurchase of Common Stock related to employee tax withholdings	Repurchase of Common Stock
Common Stock repurchases	Repurchase of Common Stock

Consolidated Statements of Cash Flows
Other operating activities	Other operating activities-net
Cash dividends paid on Series A convertible preferred stock	Cash dividends paid on Preferred Stock
Other financing activities	Other financing activities-net
Payment of revolver fees	Other financing activities-net
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
The Company allocates the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Any excess of the purchase consideration over the fair value of net assets acquired is recognized as goodwill. During the measurement period, which does not exceed twelve months from the acquisition date, adjustments to the preliminary fair value estimates may be recorded as additional information becomes available. Measurement period adjustments, if applicable, are recognized in the reporting period in which the adjustments are determined and are reflected as a prospective adjustment to goodwill. Transaction costs associated with acquisitions, such as advisory, legal and consulting fees are expensed as incurred. Contingent consideration is recorded at fair value using discounted, probability-weighted cash flow models that rely on Level 3 inputs. See Note 5. Acquisitions.
Significant Estimates — The preparation of Condensed Consolidated Financial Statements and accompanying disclosures in conformity with U.S. GAAP requires management to make recurring estimates and assumptions that affect the reported amounts of assets, liabilities, mezzanine equity, stockholders' equity, revenues and expenses, as well as disclosure of contingent assets and liabilities at the date of the financial statements. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Significant estimates include promotional allowances, intangible assets, assets acquired and liabilities assumed as a part of business combinations, allowance for inventory obsolescence and sales returns, the useful lives of property, plant and equipment, impairment of goodwill and intangibles, deferred taxes and related valuation allowance, stock-based compensation and the valuation of preferred stock.
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
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
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
The Company’s outstanding debt under the Term Loan Facility is recorded at face value, net of unamortized discounts and debt issuance costs, on the Condensed Consolidated Balance Sheets. The Term Loan Facility bears interest at variable rates based on either benchmark rates or an alternate base rate, in each case plus the applicable spread set forth in the Credit Agreement as further described in Note 10. Debt. Because the interest rates on the Term Loan Facility reprice frequently based on observable market reference rates, and there have been no significant changes in the Company’s leverage or credit profile, the Company determined that the fair value of the Term Loan Facility approximates its principal amount as of June 30, 2026. Any difference between the carrying amount and the fair value primarily reflects unamortized discounts and debt issuance costs rather than changes in market interest rates or credit spreads. The applicable interest margin reflects the Company’s credit risk and is derived from observable market inputs but is not based on quoted prices for identical instruments; accordingly, the Term Loan Facility is classified within Level 2 of the fair value hierarchy.
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
Concentrations of Risk — The majority of the Company’s revenue is derived from the sale of functional energy drinks. Functional energy drink product revenue accounted for approximately 95.4% and 95.5% of revenue for the three and six months ended June 30, 2026, respectively, and 92.6% and 93.5% of revenue for the three and six months ended June 30, 2025, respectively.
Revenue from customers accounting for more than 10.0% of total revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pepsi	60.2%	33.3%	59.6%	40.6%
Costco	8.7%	11.7%	9.2%	9.9%
All others	31.1%	55.0%	31.2%	49.5%
Total	100.0%	100.0%	100.0%	100.0%
Accounts receivable-net, attributable to customers representing more than 10.0% of total accounts receivable-net are as follows:

	June 30, 2026	December 31, 2025
Pepsi	52.7%	46.2%
Amazon	14.2%	9.3%
Costco	7.3%	10.5%
All others	25.8%	34.0%
Total	100.0%	100.0%

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
Cash and Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company did not hold any instruments with original maturities exceeding three months.
The Company's cash balances are held in international and domestic accounts. Of the Company's $631.2 million and $398.9 million in unrestricted cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively, approximately 34.9% and 51.9% were held outside the U.S., respectively. Such cash is freely transferable to the U.S. without any restrictions.
The Company has amounts on deposit at financial institutions that exceed federally insured limits. As of June 30, 2026, the Company had not experienced any loss as a result of these deposits and does not expect to incur any losses on such deposits in the future.
Property, Plant and Equipment — Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Property, plant and equipment had gross carrying values of $137.8 million and $110.0 million as of June 30, 2026 and December 31, 2025, respectively, and is presented net of accumulated depreciation of $29.1 million and $22.1 million as of June 30, 2026 and December 31, 2025, respectively, on the Condensed Consolidated Balance Sheets.
Depreciation expense amounted to approximately $4.2 million and $7.4 million for the three and six months ended June 30, 2026, respectively. Depreciation expense amounted to approximately $2.8 million and $5.2 million for the three and six months ended June 30, 2025, respectively. Depreciation expense is primarily included in selling, general and administrative expenses.
Long-Lived Assets by Geographic Area — Long-lived assets consist of property, plant and equipment-net, right-of-use assets and definite-lived intangible assets-net, and exclude goodwill and indefinite-lived intangible assets. Long-lived assets located in North America were $206.9 million and $197.9 million as of June 30, 2026 and December 31, 2025, respectively. Long-lived assets located outside of North America were $21.6 million and $20.3 million as of June 30, 2026 and December 31, 2025, respectively. All of the Company’s North American long-lived assets are located in the U.S. and Canada.
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
Equity Investments — The Company holds equity investments that are accounted for under the measurement alternative in accordance with ASC 321-10-35-2 for equity securities without readily determinable fair values. These investments are recorded at cost, adjusted for impairment and for observable price changes in orderly transactions for identical or similar investments of the same issuer. As of both June 30, 2026 and December 31, 2025, the carrying amount of equity investments without readily determinable fair values was $17.0 million.
Distributor Termination Fees — In connection with the A&R Distribution Agreements and the Channel Transition Amendment, the Company accrued distributor termination fees related to the transition of certain Alani Nu distribution to Pepsi. These accruals represent amounts expected to be paid to former distributors. The Company recognizes these accruals when the distributor contract is terminated and revises its estimates as new information becomes available. Termination charges are presented as distributor termination fees in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income. Termination accruals are presented as accrued distributor termination fees on the Condensed Consolidated Balance Sheets. See Note 4. Revenue and Note 9. Accrued Distributor Termination Fees.
Advertising Costs — Advertising costs are expensed as incurred and charged to selling, general and administrative expenses. The Company primarily utilizes targeted marketing initiatives across various channels, including print (e.g., print displays), radio, digital and streaming platforms, online and social media, television, direct sponsorships, endorsements and in-store displays. The Company incurred advertising expenses of approximately $98.1 million and $180.8 million during the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, the Company incurred advertising expenses of approximately $86.5 million and $135.9 million, respectively.
Income Taxes — As required by ASC 740, Income Taxes, Income taxes are accounted for under the balance sheet method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. A valuation allowance is established when it is more likely than not that all or a portion of the deferred taxes will not be realized.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
The Company is subject to the Organization for Economic Co-operation and Development Pillar Two Global Anti-Base Erosion model rules, which establish a global minimum corporate tax rate of 15.0% for multinational enterprises with annual consolidated revenues exceeding €750 million. Multiple jurisdictions in which the Company operates, including European Union member states and other countries, have enacted or are expected to enact tax laws to comply with Pillar Two. Legislation enacted as of June 30, 2026 is not currently expected to have a material impact on the Company’s financial results for the year ending December 31, 2026. The Company will continue to monitor developments in, and the implementation of, Pillar Two legislation across individual jurisdictions, including any applicable safe harbor provisions or additional Organization for Economic Co-operation and Development guidance.
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
Recently Issued Accounting Pronouncements
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The ASU clarifies the initial measurement of paid-in-kind dividends on equity-classified preferred stock. The standard is effective for the Company for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance; however, because the Company has not historically settled dividends on its preferred stock through paid-in-kind dividends, the Company does not currently expect adoption to have a material impact on its Consolidated Financial Statements.
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
June 30, 2026
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
Dilutive EPS for the Preferred Stock is computed by first determining which method produces greater dilution: the two-class method (distributed and undistributed) or the if-converted method. When the if-converted method results in greater dilution, diluted EPS is calculated as if all shares of Preferred Stock were converted into Common Stock at the beginning of the period (or at the issuance date, if later). In this case, Regular Dividends are added back to net income and the corresponding conversion shares are included in the denominator. When the if-converted method does not result in greater dilution, the Preferred Stock is excluded from diluted EPS as its effect would be anti-dilutive, and the two-class method is applied under which the Preferred Stock is treated as a participating security and earnings are allocated between Common Stock and the Preferred Stock based on their respective participation rights. The terms of the Series A Preferred Stock and Series B Preferred Stock are substantially identical, and both are classified as mezzanine equity, as discussed in Note 12. Mezzanine Equity.
Treasury stock, including shares repurchased by the Company, is excluded from the calculation of both basic and diluted EPS from the respective repurchase dates, as such shares are not considered outstanding for purposes of determining weighted average shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$55,293	$99,855	$165,392	$144,274
Dividends on convertible Preferred Stock	(14,149)	(6,851)	(28,142)	(13,632)
Income allocated to participating Preferred Stock	(4,723)	(7,314)	(15,807)	(10,703)
Net income attributable to common stockholders	$36,421	$85,690	$121,443	$119,939

Effect of dilutive securities:
Allocation of earnings to participating securities	$4,723	$7,314	$15,807	$10,703
Reallocation of earnings to participating securities	(4,689)	(7,250)	(15,666)	(10,615)
Net income available to common stockholders	$36,455	$85,754	$121,584	$120,027

Denominator:
Weighted average common shares outstanding, basic	254,806	257,750	255,895	246,536
Dilutive shares of Common Stock	2,127	2,461	2,600	2,221
Weighted average shares of Common Stock outstanding, diluted	256,933	260,211	258,495	248,757

Earnings per share:
Basic	$0.14	$0.33	$0.47	$0.49
Diluted	$0.14	$0.33	$0.47	$0.48
For both the three and six months ended June 30, 2026, approximately 33.4 million potentially dilutive shares of Common Stock on a weighted average basis, were excluded from the computation of diluted EPS, primarily related to shares issuable upon conversion of the Company’s convertible Preferred Stock, with the remainder related to PSUs, as their inclusion would have been antidilutive.
For both the three and six months ended June 30, 2025, approximately 22.0 million potentially dilutive shares of Common Stock, on a weighted average basis, were excluded from the computation of diluted EPS, primarily related to shares issuable upon conversion of the Company’s convertible Preferred Stock, with the remainder related to PSUs, as their inclusion would have been antidilutive.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
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
The following table summarizes revenue by geographical location, with all North American revenue derived from the U.S. and Canada. Puerto Rican revenue is included in the "Other" category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America	$790,698	$714,459	$1,538,014	$1,020,993
Europe	24,854	18,301	50,208	36,960
Asia-Pacific	969	4,381	7,964	6,625
Other	1,404	2,118	4,354	3,957
Revenue	$817,925	$739,259	$1,600,540	$1,068,535

The following table summarizes revenue by brand. Revenue attributable to Alani Nu and Rockstar is included beginning on their respective acquisition dates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Celsius	$387,002	$438,065	$734,962	$767,341
Alani Nu	364,381	301,194	732,450	301,194
Rockstar	66,542	—	133,128	—
Revenue	$817,925	$739,259	$1,600,540	$1,068,535
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
Promotional allowances are recorded as reductions to revenue and primarily include consideration given to the Company's distributors or retail customers, such as the following:
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
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
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
For the three and six months ended June 30, 2026, promotional allowances included as a reduction of revenue were $312.0 million and $600.9 million, respectively. For the three and six months ended June 30, 2025, promotional allowances included as a reduction of revenue were $189.7 million and $299.9 million, respectively.
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
Amended and Restated Distribution Agreements
On the Closing Date of the Pepsi Transactions, the Company and Pepsi entered into the A&R Distribution Agreements which amended and restated in its entirety the Original U.S. Distribution Agreement and Original Canadian Distribution Agreement, predominantly to include Pepsi’s distribution of Alani Nu and Rockstar products (in addition to existing Celsius products). The other material terms and covenants, including termination provisions, contained in the original agreements remain in full force and effect. In connection with this product transition, the Company has incurred fees from the termination of agreements with certain former Alani Nu distributors and the transfer of territory rights to Pepsi. Pepsi reimbursed the Company $275.0 million for such fees, with amounts received contractually restricted for use solely to satisfy termination obligations, all of which had been fully utilized by the Company as of June 30, 2026. Amounts received from Pepsi pursuant to the A&R U.S. Distribution Agreement relating to the costs associated with terminating certain of the Company’s prior distributors have been accounted for as deferred revenue, current and non-current, on the Condensed Consolidated Balance Sheets, and are being amortized over the approximate 17-year term of the agreement.
Channel Transition Amendment
On May 21, 2026, the Company entered into the Channel Transition Amendment, which transferred additional territory rights of certain former Alani Nu distributors to Pepsi. Pepsi agreed to reimburse the Company for related distributor termination fees of $81.1 million, with amounts received by the Company from Pepsi contractually restricted for use solely to satisfy the related termination obligations. As of June 30, 2026, the Company had utilized substantially all of the $81.1 million received from Pepsi under the Channel Transition Amendment. Amounts received from Pepsi pursuant to the Channel Transition Amendment relating to the costs associated with terminating certain of the Company’s prior distributors have been accounted for as deferred revenue, current and non-current, on the Condensed Consolidated Balance Sheets, and are being amortized over the remaining approximate 16-year term of the A&R U.S. Distribution Agreement. See Note 11. Related Party Transactions.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
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

At August 28, 2025
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
[1]     This amount includes net working capital adjustments received from Pepsi pursuant to the Transaction Agreement. Of this amount, $29.2 million was received during the year ended December 31, 2025, with the remaining $0.2 million received during the six months ended June 30, 2026. The amounts are classified within investing activities in the Condensed Consolidated Statements of Cash Flows.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the Closing Date of the Pepsi Transactions. The Company is in the process of reviewing and finalizing valuations of certain intangible assets, tangible assets and finished goods inventory; therefore, the provisional measurements of assets acquired are subject to change as the valuation procedures are finalized. As of June 30, 2026, no measurement period adjustments had been recorded.

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
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
Alani Nu Acquisition
On the Closing Date of Alani Nu, the Company completed the Alani Nu Acquisition pursuant to the terms of the membership interest purchase agreement dated February 20, 2025. The total purchase consideration was composed of (i) cash consideration as outlined in the table below, (ii) an aggregate of 22,451,224 unregistered shares of the Company's Common Stock subject to a registration rights agreement and a lock-up agreement that restricts the sale or transfer of the Company's Common Stock, with one-third of the Common Stock released from restrictions on each of April 1, 2026, October 1, 2026 and April 1, 2027 and (iii) contingent consideration. The Company funded the cash consideration using cash on hand and proceeds from the Term Loan Facility under the Credit Agreement, as described in Note 10. Debt. The Alani Nu Acquisition was accounted for as a business combination. During the quarter ended March 31, 2026, within the one year measurement period, the Company finalized the fair values of the assets acquired and liabilities assumed, and the amounts presented within this footnote are final.

The purchase consideration consisted of the following:

At April 1, 2025
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
June 30, 2026
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
The identifiable customer relationships asset acquired is amortized on a straight-line basis over its estimated useful life.
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
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
Pro forma Consolidated Financial Information
The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Alani Nu Acquisition and the Rockstar Acquisition had been completed on January 1, 2024. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the acquisitions actually occurred on January 1, 2024, nor does such information purport to be indicative of future financial operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$817,925	$803,995	$1,600,540	$1,429,439
Net income	55,293	121,264	165,392	214,398
Net income attributable to common stockholders	$36,421	$94,613	$121,443	$164,437
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
Inventories-net consists of the following:

	June 30, 2026	December 31, 2025
Finished goods	$280,702	$272,750
Raw materials	119,855	74,654
Less: inventory reserve	(9,955)	(9,706)
Inventories-net	$390,602	$337,698
7.     GOODWILL AND INTANGIBLES

The following table reflects goodwill as of June 30, 2026 and December 31, 2025. As of each reporting date, the Company concluded there were no indicators of goodwill impairment.

Goodwill
Balance at December 31, 2024	$71,582
Alani Nu Acquisition [1]	734,404
Rockstar Acquisition	109,827
Foreign currency translation	1,747
Balance at December 31, 2025	$917,560
Alani Nu measurement period adjustment [2]	2,559
Foreign currency translation	(459)
Balance at June 30, 2026	$919,660
[1] Goodwill recognized in connection with the Alani Nu Acquisition reflects the preliminary purchase price allocation as of December 31, 2025.
[2] See Note 5. Acquisitions, for additional information about the measurement period adjustment.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
The carrying amounts and accumulated amortization of intangible assets, net of the impact of foreign exchange rate fluctuations and prior impairments, as of June 30, 2026 and December 31, 2025 are as follows:

	Estimated Weighted Average Useful Life in Years	June 30, 2026	December 31, 2025
Definite-lived intangible assets
Customer relationships	7.45	$131,734	$132,183
Brands	3	500	500
Less: accumulated amortization		(32,483)	(20,773)
Definite-lived intangible assets, net		$99,751	$111,910

Indefinite-lived intangibles assets - Brands [1]	indefinite	$1,280,000	$1,280,005

Brands-net		$1,280,222	$1,280,311
Customer relationships-net		$99,529	$111,604
[1] During the year ended December 31, 2025, the Company recognized an impairment loss of $0.5 million related to the Func Food brand. The carrying amount presented reflects the adjusted basis following recognition of the impairment loss. No impairment loss was recognized during the three or six months ended June 30, 2026.
The following table reflects the future estimated amortization expense remaining as of June 30, 2026 related to definite-lived intangible assets:

2026	$11,818
2027	23,608
2028	23,469
2029	23,469
2030	6,795
Thereafter	10,592
Total	$99,751
Intangible asset amortization expense for the three and six months ended June 30, 2026 was approximately $5.9 million and $11.8 million, respectively. Amortization expense for the three and six months ended June 30, 2025 was approximately $5.8 million and $6.0 million, respectively. Amortization expense is primarily included in selling, general and administrative expenses.
8.    ACCRUED EXPENSES
Accrued expenses consists of the following:

	June 30, 2026	December 31, 2025
Accrued legal	$89,609	$64,104
Accrued marketing	61,552	72,789
Unbilled purchases	27,551	22,280
Accrued freight	17,145	13,153
Payroll liabilities	11,446	18,091
Other accrued expenses	57,255	40,304
Accrued expenses	$264,558	$230,721
As of June 30, 2026 and December 31, 2025, accrued legal included $85.0 million and $59.5 million, respectively, related to the Strong Arm Productions ongoing litigation, refer to Note 15. Commitments and Contingencies.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
9.    ACCRUED DISTRIBUTOR TERMINATION FEES
Primarily in connection with the A&R Distribution Agreements and the Channel Transition Amendment, the Company issued termination notices to, and negotiated termination agreements directly with, existing Alani Nu distributors to facilitate the transfer of certain distribution territory rights to Pepsi. The majority of the termination fees under the A&R Distribution Agreements were recognized during the year ended December 31, 2025 while termination fees under the Channel Transition Amendment were recognized during the three months ended June 30, 2026. Distributor termination fees recognized during the six months ended June 30, 2026 primarily consisted of terminations incurred under the Channel Transition Amendment, with the remainder representing adjustments to accrued distributor termination fees incurred under the A&R Distribution Agreements based on new information that was not available as of December 31, 2025. Distributor termination fees were recognized upon the Company’s delivery of termination notices or execution of such termination agreements in accordance with ASC 420, Exit or Disposal Cost Obligations. The corresponding amounts were recorded as distributor termination fees within the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table reflects accrued distributor termination fees as of June 30, 2026 and December 31, 2025:

Accrued Distributor Termination Fees
Balance as of December 31, 2024	$—
Distributor termination fees [1]	333,708
Less: Settlement of accrued distributor termination fees	(69,620)
Balance as of December 31, 2025	$264,088
Distributor termination fees	85,287
Less: Settlement of accrued distributor termination fees	(340,614)
Balance as of June 30, 2026	$8,761
[1]     Includes $327.5 million of distributor termination fees recognized during the year ended December 31, 2025 and $6.2 million of pre-acquisition distributor payments previously recorded as deferred revenue that became due upon termination of the former distributors.
10.     DEBT
Debt consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Term loan, due 2032	$694,750	$698,250
Less: current portion [1]	(7,000)	(7,000)
Less: unamortized discount and debt issuance costs	(19,900)	(21,324)
Total long-term debt	$667,850	$669,926
[1] The current portion of the Company’s debt is included in other current liabilities on the Condensed Consolidated Balance Sheets.

The Company’s remaining debt outstanding as of June 30, 2026 matures as follows:

2026	$3,500
2027	7,000
2028	7,000
2029	7,000
2030	7,000
Thereafter	663,250
Total debt	$694,750
Unamortized discounts and debt issuance costs	(19,900)
Total debt, net of unamortized discounts and debt issuance costs	$674,850

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)

Credit Agreement

On April 1, 2025, Celsius Holdings, Inc. and Celsius, Inc., as borrowers, together with certain subsidiaries of Celsius as guarantors, entered into the Credit Agreement with the lenders and issuing banks party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent. The Credit Agreement provided for a Term Loan Facility originally in an aggregate principal amount of up to $900.0 million, which was fully drawn on the Closing Date of Alani Nu to fund a portion of the cash consideration, payable to the Sellers in the Alani Nu Acquisition, and the Revolving Credit Facility in an aggregate principal amount of up to $100.0 million (which could include the issuance of letters of credit in a stated face amount of up to, but not exceeding, $50.0 million). The obligations under the Credit Agreement are guaranteed by certain wholly owned domestic subsidiaries of the Company, subject to customary exclusions, and are secured by a first-priority security interest in substantially all of the assets of the Company, the borrowers and the guarantors. The Term Loan Facility matures on April 1, 2032 and the Revolving Credit Facility matures on April 1, 2030.

In October 2025, the Company amended the Credit Agreement through the First Refinancing Amendment to refinance the existing Term Loan Facility and reduce the applicable interest rate margin by 0.75% on both the Term Loan Facility and the Revolving Credit Facility. All other material terms of the Credit Agreement remained unchanged. Immediately prior to the First Refinancing Amendment, the Company repaid $197.8 million of the outstanding principal of the Term Loan Facility, reducing the principal to $700.0 million at the time of refinancing. The Company accounted for the transaction as a debt modification with a partial extinguishment which was related to the repayment immediately prior to the amendment. Subsequent to the end of the reporting period, the Company entered into the Second Refinancing Amendment, which, among other things, reduced the applicable interest rate under the Term Loan Facility by 0.25%. See Note 16. Subsequent Events, for additional details regarding the Second Refinancing Amendment.

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

The effective interest rate on the Term Loan Facility as of June 30, 2026 was 6.56%.

There were no borrowings and no letters of credit outstanding under the Revolving Credit Facility as of June 30, 2026. As of June 30, 2026, the Company’s unamortized debt issuance costs related to the Revolving Credit Facility were $2.0 million and are included in other long-term assets in the Condensed Consolidated Balance Sheets.

The Credit Agreement requires quarterly payments equal to 0.25% of the refinanced principal amount under the Term Loan Facility. Additionally, the Credit Agreement requires mandatory prepayments in connection with certain asset sales, the incurrence of certain additional indebtedness and the Company’s operating performance, in each case subject to various limitations and exceptions. As of June 30, 2026, the Company’s unamortized debt discount and debt issuance costs related to the Term Loan Facility were $19.9 million, which is included as a reduction of long-term debt in the Condensed Consolidated Balance Sheets.

The Credit Agreement further contains certain customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) sell assets, (iv) enter into transactions with affiliates, (v) effect mergers and (vi) incur indebtedness. The Credit Agreement additionally contains customary representations, warranties, affirmative covenants and events of default (subject to grace periods). As of June 30, 2026, management had not identified any events of non-compliance with the covenants under the Credit Agreement.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
11.    RELATED PARTY TRANSACTIONS

In August 2022, the Company and Pepsi entered into multiple agreements, including the Original Purchase Agreement, the Original U.S. Distribution Agreement and the Original Transition Agreement. Under the Original Purchase Agreement, the Company issued approximately 1.5 million shares of non-voting Series A Preferred Stock to Pepsi for an aggregate purchase price of $550.0 million. The fair value of the Series A Preferred Stock at issuance was estimated at $832.5 million, resulting in $282.5 million of excess fair value recorded as deferred costs within the Condensed Consolidated Balance Sheets. As a result of these transactions, Pepsi became a related party based on its equity ownership in the Company and its Board representation.

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

As part of these arrangements, the Company and Pepsi also entered into the A&R Distribution Agreements under which Pepsi became the primary distributor of Celsius, Alani Nu and Rockstar products in the U.S. and Canada. Pursuant to such agreement, Pepsi agreed to reimburse the Company for distributor termination fees up to $275.0 million to facilitate the transition of certain Alani Nu distribution rights to Pepsi. As of June 30, 2026, the Company had received the entire $275.0 million from Pepsi. The Company recorded the amount received as deferred revenue and recognizes it as an increase to revenue on a straight-line basis over the term of the A&R U.S. Distribution Agreement.
On May 21, 2026, the Company entered into the Channel Transition Amendment which transferred additional territory rights of certain former Alani Nu distributors to Pepsi. Pepsi agreed to reimburse the Company $81.1 million for related distributor termination fees, with amounts received by the Company from Pepsi contractually restricted for use solely to satisfy the related termination obligations. As of June 30, 2026, the Company had received the entire $81.1 million from Pepsi and utilized substantially all of such amounts in accordance with the Channel Transition Amendment. The Company recorded the amount received as deferred revenue and recognizes it as an increase to revenue on a straight-line basis over the remaining term of the A&R U.S. Distribution Agreement.

The following table presents deferred revenue and deferred other cost balances related to the 2026, 2025 and 2022 transactions entered into with Pepsi. Each of these amounts is included within the respective line item on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

	June 30, 2026
Balance sheet line item	2026 Transaction	2025 Transaction	2022 Transaction	Total
Deferred other costs-current	$—	$35,348	$14,124	$49,472
Deferred other costs-non-current	—	533,708	213,029	746,737
Deferred revenue-current	4,992	16,256	9,513	30,761
Deferred revenue-non-current	$75,299	$245,066	$143,491	$463,856

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)

	December 31, 2025
Balance sheet line item	2025 Transaction	2022 Transaction	Total
Deferred other costs-current	$35,040	$14,124	$49,164
Deferred other costs-non-current	551,544	220,091	771,635
Deferred revenue-current	16,815	9,513	26,328
Deferred revenue-non-current	$252,954	$148,201	$401,155

For the three and six months ended June 30, 2026, amortization of deferred other costs recognized as a reduction of revenue was approximately $12.3 million and $24.6 million, respectively. For the three and six months ended June 30, 2026, amortization of deferred revenue recognized as an increase to revenue was approximately $7.3 million and $13.7 million, respectively.

For the three and six months ended June 30, 2025, amortization of deferred other costs recognized as a reduction of revenue was approximately $3.5 million and $7.1 million, respectively. For the three and six months ended June 30, 2025, amortization of deferred revenue recognized as an increase to revenue was approximately $2.4 million and $4.8 million, respectively.
For more information on the components of the Pepsi Transactions, the A&R Distribution Agreements and the Channel Transition Amendment, see Note 4. Revenue, Note 5. Acquisitions and Note 12. Mezzanine Equity.
12.    MEZZANINE EQUITY
Convertible Preferred Stock
As of June 30, 2026 and December 31, 2025, the Company had authorized and designated 1,466,666 shares of Series A Preferred Stock with a par value of $0.001 per share and a stated value of $375.00 per share. In addition, as of June 30, 2026 and as of December 31, 2025, the Company had authorized and designated 390,000 shares of Series B Preferred Stock, with a par value of $0.001 per share and a stated value of $1,500.00 per share. The stated value per share may increase from time to time if dividends on the Preferred Stock are paid as paid-in-kind dividends pursuant to the Series A Certificate or the Series B Certificate, as applicable.
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
The Company engaged a third-party valuation firm to assist in determining the fair value of the Series A Preferred Stock as of the issuance date. The valuation of the Series A Preferred Stock represents a non-recurring fair value measurement. The Company used a Monte Carlo simulation model to determine the fair value of the Series A Preferred Stock on August 1, 2022. The Monte Carlo simulation utilized multiple Level 2 and 3 inputs, which included a volatility rate of 45.0%, risk free interest rate of 2.7%, a 5.0% dividend rate, the closing price of the Company’s Common Stock on the issuance date of $98.87 (before the Forward Stock Split), a debt discount rate of 12.5% and a DLOM attributed to the registration period of the underlying stock. The selected historical volatility was based on Celsius and a peer group with comparable characteristics. The risk-free interest rate was based on the U.S. STRIPS Rate with a corresponding term as of issuance date. The 5.0% dividend rate is consistent with the Series A Certificate. The debt discount rate was based on estimated credit analysis and corresponding market yields as of the issuance date. The Company also applied a nominal DLOM with respect to the assumed registration period of the underlying shares.
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
June 30, 2026
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
Pursuant to the Series B Purchase Agreement, Pepsi, together with its affiliates, has certain rights and is subject to various restrictions with respect to its ownership of the Company’s outstanding Common Stock on an as-converted basis, including purchases of the Company’s Common Stock in the open market and the accumulation of paid-in-kind dividends.
Additionally, under the Series B Purchase Agreement, Pepsi currently has the right to designate two persons to be nominated by Pepsi for election to the Board, which number of directors may, in certain circumstances, be ratably increased upon a subsequent expansion of the number of persons serving on the Board. Upon the earlier of (i) Pepsi, together with its affiliates, ceasing to beneficially own at least approximately 31.6 million shares of Common Stock (on an as-converted basis) and (ii) the termination of the Captaincy, Pepsi's designation right will be reduced to one director. If Pepsi, together with its affiliates, ceases to own at least approximately 11.0 million shares of Common Stock (on an as-converted basis), then Pepsi's Board designation rights will terminate in their entirety. As of June 30, 2026, Pepsi has two designated directors serving on the Board. Notwithstanding that the Preferred Stock is not currently convertible into Common Stock, the Series B Purchase Agreement provides that Pepsi is deemed to beneficially own the underlying shares of Common Stock for purposes of its rights under such agreement.
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
Terms of Series A Preferred Stock, as amended, and Series B Preferred Stock are Substantially Identical
Other than the stated value, conversion price and conversion ratio, the terms of the Series A Preferred Stock, as amended, and Series B Preferred Stock are substantially identical. As described above, in connection with the issuance of the Series B Preferred Stock, the conversion and redemption periods of the Series A Preferred Stock were extended to match the terms of the newly issued Series B Preferred Stock. In connection with the issuance and sale of the Series B Preferred Stock, the Board adopted resolutions approving a certificate of amendment to the Series A Certificate, which certificate of amendment was approved by Pepsi, as the sole holder of shares of Series A Preferred Stock, and filed by the Company with the Secretary of State of the State of Nevada on August 28, 2025. The certificate of amendment modified the Series A Certificate solely to align certain terms contained therein to those contained in the Series B Certificate, including amending certain dates related to redemption and conversion to match those included in the Series B Certificate. Except as otherwise stated, the description of the terms of the Preferred Stock set forth below applies to both the Series A Preferred Stock and the Series B Preferred Stock.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
Liquidation Preference
The Preferred Stock ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s Common Stock, (ii) senior to any class or series of capital stock of the Company expressly designated as ranking junior to the Preferred Stock, (iii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Preferred Stock (the Series A Preferred Stock and the Series B Preferred Stock rank on parity with one another) and (iv) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Preferred Stock. The aggregate liquidation preference of the Series A Preferred Stock was $550.0 million as of both June 30, 2026 and December 31, 2025. The aggregate liquidation preference of the Series B Preferred Stock was $585.0 million as of both June 30, 2026 and December 31, 2025.
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
Dividends
The Preferred Stock entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind or a combination thereof, at the Company’s election. These Regular Dividends accrue on each share of Preferred Stock at the rate of 5.0% per annum, subject to adjustment as set forth in the Certificates of Designation. In addition to such quarterly Regular Dividends, shares of Preferred Stock also entitle the holder to participate in any dividends paid on the Company’s Common Stock on an as-converted basis. There were no dividends issued to common stockholders for either the three or six months ended June 30, 2026 and 2025.
For the three and six months ended June 30, 2026, the Company declared and paid $6.9 million and $13.6 million, respectively, in Regular Dividends on the Series A Preferred Stock, which amounted to $4.67 and $9.29, respectively, per preferred share. For the three and six months ended June 30, 2026, the Company declared and paid $7.3 million and $14.5 million, respectively, in Regular Dividends on the Series B Preferred Stock, which amounted to $18.69 and $37.18, respectively, per preferred share.
For the three and six months ended June 30, 2025 the Company declared and paid $6.8 million and $13.6 million, respectively, in Regular Dividends on the Series A Preferred Stock, which amounted to $4.67 and $9.29, respectively, per preferred share.
There were no cumulative undeclared dividends on the Preferred Stock at June 30, 2026 or December 31, 2025.
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
June 30, 2026
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
Upon a change in control redemption, the holder of Preferred Stock will receive an amount equal to the greater of (i) the Redemption Price in cash and (ii) the cash and/or other assets (including securities) such holder would have received if each share of Preferred Stock were converted into a number of shares of Common Stock equal to the then-applicable conversion ratio and participated in such transaction resulting in such change of control as of the close of business on the business day immediately prior to the effective date of such transaction.
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
As of June 30, 2026 and December 31, 2025, it was not probable that the Preferred Stock would become redeemable, as the most likely method of settlement is conversion to Common Stock, which is likely to occur before the holder's right to request redemption becomes exercisable.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
Conversion
The shares of Preferred Stock may be converted into shares of the Company’s Common Stock pursuant to the applicable Certificates of Designation either at the option of the Company or subject to an automatic conversion as discussed below. The Series A Preferred Stock has a conversion price of $25.00 and a stated value of $375.00 per share and the Series B Preferred Stock has a conversion price of $51.75 and a stated value of $1,500.00 per share. The conversion price is subject to customary adjustment as set forth in the applicable Certificates of Designation. The conversion ratio per share of Preferred Stock is calculated as the quotient of (a) the sum of (x) the stated value of such share of Preferred Stock as of the applicable conversion date, plus (y) all accrued and unpaid dividends previously added to the stated value of such share of Preferred Stock and without duplication, all accrued and unpaid dividends per share of Preferred Stock through the applicable conversion date; divided by (b) the conversion price as of the conversion date. As of June 30, 2026, the conversion ratio of the Series A Preferred Stock into Common Stock was 1-to-15 and the conversion ratio of the Series B Preferred Stock was 1-to-28.99. The Company will not issue fractional shares of Common Stock upon conversion of the Preferred Stock; instead, holders will receive a cash payment in lieu of any fractional share amount, which is determined based on the product of the fractional share and the Ten-Day VWAP as of the applicable conversion date. At June 30, 2026, approximately 22.0 million and 11.3 million shares of Common Stock were issuable upon conversion of the Series A Preferred Stock and the Series B Preferred Stock, respectively.
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
Mezzanine Classification
The Preferred Stock is redeemable in the event of a change in control as defined in the applicable Certificates of Designation and at the holder's option as described above. ASC 480, Distinguishing Liabilities from Equity, specifically ASC 480-10-S99-3A, requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities, whereas under ASC 480 an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Preferred Stock is not considered mandatorily redeemable other than in the event of a change of control and a change in control is not solely in control of the Company. Accordingly, the Company determined that mezzanine treatment is appropriate for the Preferred Stock and has presented it as such in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
13.    STOCKHOLDERS' EQUITY
Stock-based Compensation
On May 28, 2025, the Company's stockholders approved the 2025 Plan, which has the objective of attracting and retaining skilled personnel and to enable the Company to grant equity compensation awards and other types of incentive compensation. As of June 30, 2026, there were 4.6 million shares of Common Stock available for issuance under the 2025 Plan.
The 2015 Plan, which was adopted on April 30, 2015 and expired in 2025, had the objective of attracting and retaining skilled personnel and enabled the Company to grant equity compensation awards and other types of incentive compensation. As of June 30, 2026, there were 0.9 million unvested awards under the 2015 Plan and certain vested but unexercised awards remained outstanding. No further awards can be granted under the 2015 Plan.
A summary of the Company’s RSU and PSU activity for the six months ended June 30, 2026 and 2025 is presented in the following table:

	Six Months Ended June 30,
	2026		2025
	RSUs/PSUs (000's)	Weighted Average Grant Date Fair Value	RSUs/PSUs (000's)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	2,054	$36.66	1,021	$45.09
Granted	882	$52.78	1,235	$28.17
Vested	(550)	$35.20	(308)	$41.78
Forfeited and cancelled	(237)	$39.95	(54)	$40.21
Unvested at end of period	2,149	$43.29	1,894	$34.72
A summary of PSU awards granted during the six months ended June 30, 2026, is as follows:

Grant Date	Number of Shares (000's)	Performance Period	Metrics	Grant Date Fair Value
February 27, 2026	67	2026-2028	Revenue rTSR	Revenue - $53.61 rTSR - $81.38
March 2, 2026	4	2026-2028	Revenue rTSR	Revenue - $49.25 rTSR - $72.33
Treasury Stock
Share Repurchase Program
In November 2025, the Board approved a share repurchase program under which the Company may repurchase up to $300.0 million of its outstanding Common Stock. Share repurchases may be made from time to time through open market transactions, privately negotiated transactions and accelerated share repurchase transactions, arrangements or other methods, including transactions executed pursuant to a pre-set trading arrangement intended to satisfy the requirements of Rule 10b5-1(c) of the Exchange Act. As of June 30, 2026, $135.9 million remained available for repurchase under the program. The program does not obligate the Company to repurchase any shares, has no expiration date and may be modified, suspended, or terminated by the Board at any time at its discretion.
During the three and six months ended June 30, 2026, the Company repurchased approximately 3.3 million and 4.0 million shares of Common Stock, respectively, at a weighted average price of $30.55 and $31.38 per share, respectively. The total cost to repurchase these shares, including excise tax and commissions, for the three and six months ended June 30, 2026 was $101.4 million and $125.5 million, respectively. There were no share repurchases under a share repurchase program during either the three or six months ended June 30, 2025. As of June 30, 2026, none of the repurchased shares had been reissued.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
Employee Withhold-To-Cover Taxes
To satisfy employees’ tax withholding obligations, the Company uses net settlement, under which shares of Common Stock are withheld upon vesting and the related taxes are paid by the Company in cash. For the three and six months ended June 30, 2026, $1.0 million and $9.8 million, respectively, were recorded for these net settlements. For the three and six months ended June 30, 2025, $0.9 million and $2.8 million, respectively were recorded for these net settlements. These amounts are reflected within the Repurchase of Common Stock line in the Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity and in the Condensed Consolidated Statements of Cash Flows.
Employee Stock Purchase Plan

In February 2025, the Board approved the Company’s 2025 ESPP, which authorized the issuance of up to 850,000 shares of Common Stock. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Eligible employees may elect to participate in the ESPP through payroll deductions of up to 15% during designated six-month offering periods. The first offering period commenced in January 2026 and concluded in June 2026. On each purchase date, accumulated payroll deductions will be used to purchase shares at a price equal to 85% of the lower of the Company's stock price on the applicable offering period start date or on the purchase date. Participants may withdraw from the ESPP in accordance with the plan’s terms and receive a refund of accumulated contributions that have not yet been used to purchase shares. The fair value of the discount associated with shares purchased under the plan is recognized as stock-based compensation expense over the offering period. Forfeitures are recognized as they occur.

During the six months ended June 30, 2026, employees purchased 29,298 shares of Common Stock. As of June 30, 2026, there were 820,702 shares available for issuance under the ESPP. There were no employee purchases during the comparable prior-year period, as the ESPP commenced in January 2026.
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

The following table reflects certain financial data for the Company's single reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$817,925	$739,259	$1,600,540	$1,068,535
Cost of revenue (excluding outbound freight)	(373,596)	(318,277)	(722,421)	(460,752)
Outbound freight	(50,641)	(40,131)	(106,364)	(54,559)
Gross profit	393,688	380,851	771,755	553,224

Selling and marketing expenses	(181,903)	(150,842)	(332,495)	(231,738)
General and administrative expenses	(55,670)	(87,044)	(139,725)	(126,490)
Distributor termination fees	(80,860)	—	(85,287)	—
Total other expense, net	(5,725)	(13,500)	(7,182)	(4,538)
Net income before provision for income taxes	$69,530	$129,465	$207,066	$190,458

Provision for income taxes	(14,237)	(29,610)	(41,674)	(46,184)
Net income	$55,293	$99,855	$165,392	$144,274

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
15.    COMMITMENTS AND CONTINGENCIES
Legal
Securities Litigation Concerning the Pepsi Distribution Agreement

The Company and individual executives were named as defendants in two putative securities class actions, both filed in the U.S. District Court for the Southern District of Florida and concerning, among other things, allegedly false and misleading statements or omissions concerning the Company’s distribution agreement with Pepsi and the Company’s growth. The first putative securities class action was filed on November 22, 2024. The complaint asserted claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The second putative securities class action was filed on January 14, 2025. The complaint also asserted claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. On March 3, 2025, the Court consolidated the two actions (the "Securities Class Action") and appointed Lead Plaintiff and Lead Counsel. The Lead Plaintiff filed an Amended Complaint on April 25, 2025, naming the Company, its CEO, CFO and Chief of Staff as defendants. The Amended Complaint asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The Amended Complaint was filed on behalf of stockholders who purchased or otherwise acquired shares of the Company’s stock between May 9, 2023 and November 5, 2024. On June 13, 2025, the Company filed a motion to dismiss seeking complete dismissal of the Amended Complaint. After full briefing, the Magistrate Judge issued a Report and Recommendation on December 4, 2025, recommending that the motion to dismiss be granted. Lead Plaintiff filed an objection to the Report and Recommendation and the Company responded. On March 31, 2026, the District Court adopted the Magistrate Judge’s recommendation and dismissed the Amended Complaint while granting Lead Plaintiff leave to amend. Lead Plaintiff filed a Second Amended Complaint on April 20, 2026, asserting the same claims based on the same alleged conduct as the Amended Complaint and naming the Company, its CEO and its CFO as defendants. The Company moved to dismiss the Second Amended Complaint on May 20, 2026, and that motion was fully briefed on July 21, 2026.
The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in derivative actions pending in federal and state court in Nevada, concerning, among other things, allegedly false and misleading statements or omissions concerning the Company’s distribution agreement with Pepsi and the Company’s growth. Two of the derivative actions were filed in the U.S. District Court for the District of Nevada. The first was filed on December 16, 2024, in the U.S. District Court for the District of Nevada (the "Dobler Derivative Action"). The Company was named as a nominal defendant. The complaint asserts claims for (i) violations of Section 14(a) of the Exchange Act, (ii) breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, (v) gross mismanagement, (vi) abuse of control and (vii) contribution under Section 10(b) and 21D of the Exchange Act, solely against the Company’s CEO and CFO.
The second federal derivative action was filed on January 31, 2025, (the "Stoyanoff Derivative Action"). The Company was named as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) violations of Section 14(a) of the Exchange Act and Rule 14a-9, (v) abuse of control and (vi) waste of corporate assets. The Dobler Derivative Action and the Stoyanoff Derivative Action were consolidated on March 5, 2025. Three derivative actions were also filed in Nevada state court, in District Court, Clark County. The first of these state court derivative actions was filed on February 7, 2025, (the "Sunny Derivative Action"). The complaint asserts claims for (i) breach of fiduciary duty, (ii) unjust enrichment, (iii) abuse of control and (iv) waste of corporate assets. The second was filed on February 11, 2025, (the "Murphy Derivative Action"). The complaint asserts claims for (i) breach of fiduciary duty and (ii) unjust enrichment. The third derivative action was filed on March 31, 2025, (the "Flannery Derivative Action"). The complaint asserts claims for (i) breach of fiduciary duty and (ii) unjust enrichment. The Flannery Derivative Action, together with the Sunny Derivative Action and Murphy Derivative Action, are referred to as the "State Court Derivative Actions." The State Court Derivative Actions were consolidated on June 9, 2025. All of the derivative actions have been stayed unless and until: (i) the Securities Class Action is dismissed with prejudice, and all appeals related thereto have been exhausted; or (ii) the pending motion to dismiss in the Securities Class Action is denied in full or in part.
The Company believes that the claims asserted in the Securities Class Action and derivative actions are without merit and that the likelihood of loss is remote. However, the ultimate outcome of these actions may differ materially from the Company’s current expectations and the Company is unable to reasonably estimate a range of losses at this time. The Company and the individual defendants intend to vigorously defend against the claims asserted in these actions.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
California Consumer Class Action

On January 22, 2025, the Company and certain individuals were named as defendants in a putative class action filed in the U.S. District Court for the Central District of California. The complaint alleges, on behalf of a putative nationwide class of all purchasers of Celsius products, that plaintiff and other class members were misled regarding the alleged financial relationship between Celsius and the individual defendants, who allegedly promoted the Company’s products on social media. The complaint asserts claims for (i) violation of California’s Consumers Legal Remedies Act and Unfair Competition Law, (ii) unjust enrichment and (iii) negligent misrepresentation. On August 18, 2025, the court dismissed the plaintiff's complaint with leave to amend. On September 15, 2025, the plaintiff filed an amended complaint premised on the same claims. On October 15, 2025, a motion to dismiss, or in the alternative, transfer, the amended complaint was filed on behalf of all defendants. On June 17, 2026, following oral argument, the court granted the motion in part and dismissed the action in its entirety, with leave to amend. On July 8, 2026, plaintiff filed a Second Amended Class Action Complaint asserting the same claims as the prior complaint. The Company intends to move to dismiss the Second Amended Class Action Complaint at the appropriate time.

The Company believes that the claims asserted in this putative class action are without merit and that the likelihood of loss is remote. However, the ultimate outcome of this action may differ materially from the Company’s current expectations and the Company is unable to reasonably estimate a range of losses at this time. The Company will vigorously defend itself against this allegation.
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
Following remand, the trial court held a case management conference on January 27, 2026. At the conference, the trial court denied the Plaintiffs' request to strike the Company’s motion for summary judgment and ordered the Plaintiffs to respond to the Company's motion for summary judgment. The Plaintiffs filed their opposition brief and cross-motion for summary judgment on February 12, 2026, and a supplemental opposition brief on February 16, 2026. The Company filed its reply brief on February 20, 2026. The trial court held the oral argument on the motion for summary judgment on April 2, 2026, and on April 17, 2026, entered judgment in favor of the Plaintiffs in the amount of $101.1 million, inclusive of prejudgment interest. The Company has appealed the judgment to the Florida Fourth District Court of Appeal.
On December 26, 2025, the same plaintiffs filed a new lawsuit against the Company, alleging that they are entitled to perpetual royalties at ten cents per case on each case of Sparkling Orange Celsius sold domestically from January 1, 2021, and asserting two causes of action, one for breach of contract and a second for an accounting. The Company was served with process in the lawsuit on April 10, 2026, and filed a motion to dismiss on April 30, 2026. Plaintiffs filed an opposition to the Company’s motion to dismiss on July 13, 2026, and the Company filed its reply brief on July 14, 2026. The trial court held the oral argument on the motion to dismiss on July 15, 2026. The Company denies any wrongdoing.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
The Company has estimated a range of possible outcomes between $61.3 million and $106.6 million, inclusive of prejudgment interest and attorney's fees. The Company accrued a liability in the amount of $85.0 million representing management's best estimate within the range of possible outcomes, reflected in accrued expenses in the Condensed Consolidated Balance Sheets as of June 30, 2026. The ultimate amount of the judgment that the Company may be required to pay may include additional attorney's fees and interest incurred between June 30, 2026 and the payment date, and could be materially different than the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.
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
On April 10, 2025, Eniva filed its answer and counterclaims, asserting, among other things, that the Company's use of the VIBE-formative marks constitutes trademark infringement under federal and state law, false designation of origin and unfair competition. Eniva further seeks an order declaring that the Company is not entitled to register its marks. Eniva seeks injunctive relief, damages, cancellation of the Company’s trademark applications and attorneys’ fees. Pursuant to the case schedule, dispositive motions are due on or before January 22, 2027. The Company believes the claims are without merit and intends to vigorously defend its rights to use its intellectual property. The Company accrued a liability of $0.2 million related to this matter as of June 30, 2026. The ultimate outcome may differ materially from the Company’s current expectations and the Company is unable to reasonably estimate a range of losses in excess of the amount accrued.
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
The Company is not currently named as a defendant, but the matter relates to Alani Nu products and the Company has an obligation to indemnify the named defendants for a loss arising out of any actual or alleged injury or damages suffered in connection with the consumption or purchase of Alani Nu. The Company believes that the claims are without merit and is unable to predict the duration or ultimate outcome of this matter.
Texas Attorney General Civil Investigative Demand
In June 2026, the Company received a civil investigative demand from the Attorney General of the State of Texas under the Texas Deceptive Trade Practices-Consumer Protection Act. The demand requested information and documents relating to certain representations and practices concerning the Company’s products. The Company is cooperating with the Texas Attorney General’s Office in connection with the demand. The Company is unable to predict the outcome of any such investigation.
Commitments
As of June 30, 2026, the Company had purchase commitments to third parties of approximately $1,107.4 million due over the next five years. These purchase obligations are primarily related to third-party suppliers and have arisen through the normal course of business. Contracts that require the Company to purchase all or a portion of its requirements for a specific product or service from a supplier, but do not specify a fixed or minimum quantity, are excluded from the obligations quantified above.
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

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
(Tabular dollars in thousands, except per share amounts)
16.    SUBSEQUENT EVENTS
On July 15, 2026, subsequent to the end of the reporting period, Celsius Holdings, Inc. and Celsius, Inc. entered into the Second Refinancing Amendment. This amendment reduced the applicable interest rate under the Term Loan Facility by 0.25%, with a potential additional reduction of 0.25% should the Company achieve certain public corporate or corporate family ratings on an ongoing basis. All other material terms of the Credit Agreement, including the applicable interest rate with respect to the Revolving Credit Facility, remain unchanged. In connection with the Second Refinancing Amendment, the Company repaid the remaining outstanding balance of the Company's $694.8 million Term Loan Facility using all of the proceeds from a new $694.8 million term loan under the Term Loan Facility, which bears interest at the reduced interest rate provided by the Second Refinancing Amendment. No prepayment penalties were incurred in connection with the refinancing. The Company is currently evaluating the appropriate accounting treatment for this transaction under applicable U.S. GAAP, including the guidance in ASC 470, to determine whether the refinancing should be accounted for as a modification or an extinguishment of the existing debt.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements that are based on the current expectations of our Company about future events within the meaning of the Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Quarterly Report that are not clearly historical in nature are forward-looking.
These forward-looking statements can be identified by words such as “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and their negative or other variations or comparable terminology. Through the use of such words and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Particular uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include, without limitation:

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
•The impact of changes in inventory management practices by our customers or distributors, including inventory reductions or other inventory optimization initiatives;
•The impact of increases in cost or shortages of raw materials or increases in costs of co-packing;
•Our ability to successfully estimate demand and/or generate demand through the use of third parties, including celebrities and social media influencers, and the risk of negative publicity, litigation or regulatory enforcement action arising from such relationships;
•Our ability to successfully develop, commercialize and time the introduction of new products and innovations, and the impact of any failure to do so on our competitive position, net sales and results of operations;
•The impact of additional labeling or warning requirements or limitations on the marketing or sale of our products;
•Our ability to successfully expand outside of the U.S., execute management’s plans and objectives for future international operations and the impact of U.S. and international laws, including export and import controls and other risk exposure;
•Our ability to successfully complete or manage strategic transactions, successfully integrate and manage our acquired businesses, brands or bottling operations or successfully realize a significant portion of the anticipated benefits of our strategic transactions;
•The potential negative impact that we could realize as a result of businesses that we may acquire;
•Liabilities of businesses that we may acquire that are not known to us;
•Our ability to protect our brand, trademarks, proprietary rights and our other intellectual property, and the impact of third parties attempting to create products that attempt to replicate our product attributes;
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
•The outcomes of regulatory investigations, proceedings or actions by U.S. or foreign governmental authorities, including the Federal Trade Commission, state attorneys general and international regulatory bodies, and the impact of any adverse outcomes on our business, brand, results of operations and cash flows;
•The impact of any actions by any regulatory bodies on our advertising;
•The impact of current and potential litigation matters, whether or not successful, on our brand, reputation, results of operations, and cash flows;
•The impact of changes in U.S. and international tax laws and regulations on our results of operations, cash flows, and financial condition;
•Our ability to effectively compete in the functional beverage product industry and the strength of such industry;
•The impact of changes in economic conditions in the domestic and international markets in which we operate;
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
•Our ability to meet market expectations for our financial performance, including any financial outlook or guidance we may provide, and the impact of any failure to do so on our stock price, reputation, results of operations, and cash flows;
•Other statements regarding our future operations, financial condition, prospects and business strategies; and
•Those factors contained in this Quarterly Report under the heading, "Risk Factors".
Forward-looking statements and information involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I, Item 1A Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this Quarterly Report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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
CELSIUS® is a functional energy brand offering products across a range of formats, including ready-to-drink, on-the-go powder and hydration, designed to support active and wellness-oriented lifestyles for consumers who are 18 years and older. Our products are widely available throughout the U.S. and in select Canadian territories across a broad range of retail outlets, including grocery stores, natural product stores, convenience stores, fitness centers, mass retailers, vitamin specialty stores and through e-commerce platforms. Moreover, our products are offered in select markets in Europe, the Middle East and the Asia-Pacific region as we have continued to expand our global presence.
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
Rockstar Energy strengthens our total energy portfolio by adding both full-sugar and zero-sugar offerings that complement our existing brands. With established brand equity, Rockstar enhances our ability to serve core energy consumers who are 18 years and older.
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
Building on the long-term distribution arrangement that we originally established with Pepsi in August 2022, we entered into a series of transactions on the Closing Date of the Pepsi Transactions that expanded our strategic partnership. These included (i) the Rockstar Acquisition, (ii) the issuance of Series B Preferred Stock and amendment of the existing Series A Preferred Stock and (iii) the execution of the A&R Distribution Agreements, which designate Pepsi as the primary distributor of our Alani Nu and Rockstar products in the U.S. and Canada. Under the enhanced commercial arrangement, Pepsi has agreed to use commercially reasonable efforts to sell and distribute our full portfolio of products in the U.S. in accordance with the Captaincy.
On May 21, 2026, the Company entered into the Channel Transition Amendment, which transferred additional territory rights of certain former Alani Nu distributors to Pepsi. Pepsi agreed to reimburse the Company for related distributor termination fees of $81.1 million, with amounts received by the Company from Pepsi contractually restricted for use solely to satisfy the related termination obligations. The additional territories being distributed by Pepsi are subject to the terms and conditions of the A&R Distribution Agreements. As of June 30, 2026, the Company had received the entire $81.1 million from Pepsi and had utilized substantially all of it under the Channel Transition Amendment.
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
Impact of One Big Beautiful Bill Act
On July 4, 2025, the OBBBA was signed into law in the U.S. The legislation introduced a wide array of changes to the U.S. corporate tax system, including permanent extensions of certain provisions of the Tax Cuts and Jobs Act of 2017 and substantial modifications to the international tax regime applicable to U.S. multinational corporations. Significant provisions include the permanent restoration of 100% bonus depreciation for qualifying property, changes to the global intangible low-taxed income regime, now referred to as net CFC tested income, the treatment of foreign tax credits, and the foreign-derived intangible income deduction. We evaluated the applicable OBBBA provisions and incorporated their impact into our June 30, 2026 financial statements. The impact of the OBBBA provisions is not expected to have a material impact on our 2026 annual effective tax rate.
Results of Operations
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Revenue
For the three months ended June 30, 2026, revenue was approximately $817.9 million, an increase of $78.6 million or 10.6%, from $739.3 million for the three months ended June 30, 2025. Revenue in North America was approximately $790.7 million, representing 96.7% of total revenue for the three months ended June 30, 2026. International revenue was $27.2 million, an increase of 9.8% from the prior year period. Our international markets have continued to expand, driven by new market launches and continued investment in distribution, marketing and strategic partnerships to support long-term growth.
Celsius
For the three months ended June 30, 2026, revenue attributable to the Celsius brand was approximately $387.0 million, compared to $438.1 million for the three months ended June 30, 2025, a decrease of $51.1 million, or 11.7%. This decrease was primarily driven by increased trade and promotional investment as a percentage of revenue, shipment timing related to inventory rebalancing, softness in the club channel and a planned moderation in innovation activity, as well as SKU optimization initiatives implemented in conjunction with the integration of our acquisitions and Alani Nu’s distribution transition. The optimization actions resulted in an initial reduction in average SKUs ahead of anticipated space gains.
Alani Nu
For the three months ended June 30, 2026, revenue attributable to the Alani Nu brand was approximately $364.4 million, compared to $301.2 million for the three months ended June 30, 2025, an increase of $63.2 million, or 21.0%. This increase was primarily driven by strong demand, successful innovation and distribution expansion, partially offset by discontinued non-core SKUs and an increase in promotional activity as a percentage of revenue.
Rockstar
For the three months ended June 30, 2026, revenue attributable to the Rockstar brand was approximately $66.5 million. As Rockstar was acquired on August 28, 2025, there was no comparable revenue for the prior-year period.
Gross Profit
For the three months ended June 30, 2026, gross profit increased by $12.8 million to $393.7 million, an increase of 3.4%, from $380.9 million for the three months ended June 30, 2025. Gross profit margin decreased to 48.1% for the three months ended June 30, 2026 from 51.5% for the three months ended June 30, 2025. The decrease in gross profit margin was primarily driven by higher promotional and incentive activity as a percentage of revenue and channel mix. This decrease was partially offset by ongoing improvements from our integration of acquired businesses and the absence of inventory step-up expense in 2026 related to the Alani Nu Acquisition.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2026 were $237.6 million, a decrease of $0.3 million, or 0.1%, from $237.9 million for the three months ended June 30, 2025. The decrease reflects a favorable comparison to the prior-year period, which included acquisition-related transaction costs and the remeasurement of contingent consideration related to the Alani Nu Acquisition, not present in the current period. This favorable comparison was offset primarily by increases in sales and marketing expenses in the current period, related to the incremental costs associated with the expansion of our portfolio from one brand to three brands.
Distributor Termination Fees
For the three months ended June 30, 2026, we recorded $80.9 million of distributor termination fees related to the termination of certain former Alani Nu distributors primarily in connection with the Channel Transition Amendment. There were no comparable expenses during the three months ended June 30, 2025.
Total Other Expense, net
Total other expense was $5.7 million for the three months ended June 30, 2026, compared to total other expense of $13.5 million for the three months ended June 30, 2025, reflecting a decrease in other expense of $7.8 million. The change in total other expense primarily reflects a $6.5 million decrease in interest expense as a result of our debt repayment and subsequent refinancing that took place in the fourth quarter of 2025.
Provision for Income Taxes

The effective income tax rate for the three months ended June 30, 2026 was 20.5% compared to 22.9% in the comparable prior year period. The decrease in the effective tax rate was due primarily to increased income in tax jurisdictions with lower tax rates than the U.S. and permanent differences related to stock compensation. The effective tax rate for the three months ended June 30, 2026 varied from the U.S. statutory rate due primarily to the jurisdictional mix of earnings and permanent tax differences related to stock compensation.
We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our tax returns for tax years beginning 2021 remain subject to potential examination by the taxing authorities.
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders for the three months ended June 30, 2026 was $36.4 million, representing basic EPS of $0.14 based on a basic weighted average of 254.8 million shares outstanding. In comparison, for the three months ended June 30, 2025, net income attributable to common stockholders was $85.7 million, representing basic EPS of $0.33 based on a weighted average of 257.8 million shares outstanding. Diluted EPS was $0.14 and $0.33 for the three months ended June 30, 2026 and 2025, respectively.
The decrease in net income attributable to common stockholders for the three months ended June 30, 2026 was primarily driven by distributor termination fees related to the termination of certain former Alani Nu distributors and by dividends on our Series B Preferred Stock, which was not outstanding in the prior year period. This impact was partially offset by the increase in revenue and gross profit. Other factors contributing to the trends driving net income and EPS are discussed earlier in this section.

Six months ended June 30, 2026 compared to six months ended June 30, 2025
Revenue
For the six months ended June 30, 2026, revenue was approximately $1,600.5 million, an increase of $532.0 million, or 49.8%, from $1,068.5 million for the six months ended June 30, 2025. Revenue in North America was approximately $1,538.0 million, representing 96.1% of total revenue for the six months ended June 30, 2026. International revenue was $62.5 million an increase of 31.5% from the prior year period. Our international markets have continued to expand, driven by new market launches and continued investment in distribution, marketing and strategic partnerships to support long-term growth.
Celsius
For the six months ended June 30, 2026, revenue attributable to the Celsius brand was approximately $735.0 million, compared to $767.3 million for the six months ended June 30, 2025, a decrease of $32.3 million, or 4.2%. While revenue grew in the first quarter of 2026, this was offset by increased trade and promotional investment as a percentage of revenue, shipment timing related to inventory rebalancing, softness in the club channel and a planned moderation in innovation activity, as well as SKU optimization initiatives implemented in conjunction with the integration of our acquisitions and Alani Nu’s distribution transition. The optimization actions resulted in an initial reduction in average SKUs ahead of anticipated space gains.
Alani Nu
For the six months ended June 30, 2026, revenue attributable to the Alani Nu brand was approximately$732.4 million, compared to $301.2 million for the six months ended June 30, 2025, an increase of $431.3 million, or 143.2%. This increase was primarily attributable to the inclusion of a full six months of Alani Nu revenue in the current-year period, as compared to one quarter of revenue in the prior-year period following the Alani Nu Acquisition on April 1, 2025. Alani Nu benefited from strong demand and successful innovation as well as distribution expansion, partially offset by discontinued non-core SKUs, and an increase in promotional activity as a percentage of revenue.
Rockstar
For the six months ended June 30, 2026, revenue attributable to the Rockstar brand was approximately $133.1 million. As Rockstar was acquired on August 28, 2025, there is no comparable prior-year period.
Gross Profit
For the six months ended June 30, 2026, gross profit increased by $218.5 million to $771.8 million, an increase of 39.5%, from $553.2 million for the six months ended June 30, 2025. Gross profit margin decreased to 48.2% for the six months ended June 30, 2026 from 51.8% for the six months ended June 30, 2025. The decrease in gross profit margin was primarily driven by higher promotional and incentive activity as a percentage of revenue and channel mix. This decrease was partially offset by ongoing improvements from our integration of acquired businesses and the absence of inventory step-up expense in 2026 related to the Alani Nu Acquisition.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2026 were $472.2 million, an increase of $114.0 million, or 31.8%, from $358.2 million for the six months ended June 30, 2025. The increase was primarily driven by incremental costs associated with the expansion of our portfolio from one brand to three brands, including increased investment in brand awareness and marketing initiatives, higher employee and professional service costs and other expenses associated with supporting and marketing three brands. The current period also reflected charges of $25.5 million related to an ongoing legal matter. These increases were partially offset by a decrease in deal and transaction costs that were higher in the prior year in connection with completing the Alani Nu Acquisition and the prior year remeasurement of contingent consideration related to the Alani Nu Acquisition.
Distributor Termination Fees
For the six months ended June 30, 2026, we recorded $85.3 million of distributor termination fees related to the termination of certain former Alani Nu distributors. There were no comparable expenses during the six months ended June 30, 2025.

Total Other Expense, net
Total other expense was $7.2 million for the six months ended June 30, 2026, compared to total other expense of $4.5 million for the six months ended June 30, 2025, reflecting an expense increase of $2.6 million. The changes in total other expense were primarily driven by an increase in interest expense related to our outstanding debt, reflecting a full six months of interest expense for the current-year period whereas the prior year period included material outstanding debt only in the second quarter of 2025, as well as a decrease in interest income as a result of lower average cash balances. These changes were partially offset by a $7.8 million increase in other income, net, primarily reflecting sales of Rockstar products for which we acted as an agent under a transition services agreement during the six months ended June 30, 2026. This arrangement is transitional in nature, with no comparable activity in the prior-year period.
Provision for Income Taxes

The effective income tax rate for the six months ended June 30, 2026 was 20.1% compared to 24.2% in the comparable prior year period. The decrease in the effective tax rate was due primarily to increased income in tax jurisdictions with lower tax rates than the U.S. and permanent differences related to stock compensation. The effective tax rate for the six months ended June 30, 2026 varied from the U.S. statutory rate due primarily to the jurisdictional mix of earnings and permanent tax differences related to stock compensation.
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders for the six months ended June 30, 2026 was $121.4 million, representing basic EPS of $0.47 based on a basic weighted average of 255.9 million shares outstanding. In comparison, for the six months ended June 30, 2025, net income attributable to common stockholders was $119.9 million, representing basic EPS of $0.49 based on a weighted average of 246.5 million shares outstanding. Diluted EPS was $0.47 and $0.48 for the six months ended June 30, 2026 and 2025, respectively.
The increase in net income attributable to common stockholders for the six months ended June 30, 2026 was primarily driven by higher revenue and gross profit resulting from the inclusion of a full six months of operations for all three brands, compared with the prior-year period, which included only one quarter of Alani Nu and no Rockstar operations. This increase was partially offset by distributor termination fees related to the termination of certain former Alani Nu distributors, increased costs related to an ongoing legal matter and by dividends on our Series B Preferred Stock, which was not outstanding in the prior year period. Other factors contributing to the trends driving net income and EPS are discussed earlier in this section.
Liquidity and Capital Resources
General
As of June 30, 2026, we had unrestricted cash and cash equivalents of approximately $631.2 million and net working capital of $832.3 million.
Our primary sources of liquidity are cash flows from operations, our existing cash balances and, if needed, our $100.0 million Revolving Credit Facility. Our principal uses of cash are expected to include purchases of inventories, funding increases in accounts receivable and other assets, capital expenditures, payments of accounts payable, income taxes, dividends paid on our Preferred Stock and required debt service costs. We may also use cash for stock repurchases and other strategic or contractual obligations.
We believe that our existing cash balances, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our working capital requirements, capital expenditure needs, contractual obligations and other anticipated cash requirements for at least the next twelve months and for the foreseeable future.
On July 15, 2026, subsequent to the end of the reporting period, we entered into the Second Refinancing Amendment, which amended the Credit Agreement to reduce the applicable interest rate under the Term Loan Facility by 0.25%, with a potential additional reduction of 0.25% should the Company achieve certain public corporate or corporate family ratings on an ongoing basis. All other material terms of the Credit Agreement, including the applicable interest rate with respect to the Revolving Credit Facility, remain unchanged. In connection with the Second Refinancing Amendment, the Company repaid the remaining outstanding balance of the $694.8 million Term Loan Facility using all of the proceeds from a new $694.8 million term loan under the Term Loan Facility, which bears interest at the reduced interest rate provided by the Second Refinancing Amendment. No prepayment penalties were incurred in connection with the refinancing. The refinancing is expected to reduce the Company’s borrowing costs and further enhance its financial flexibility.

Cash flows for the six months ended June 30, 2026 and 2025
Cash provided by operating activities
Cash provided by operating activities totaled $296.3 million for the six months ended June 30, 2026 compared to $147.1 million cash provided by operating activities for the six months ended June 30, 2025. The $149.2 million increase in operating cash flows primarily reflects higher revenue and gross profit resulting from the inclusion of a full six months of operations for all three brands, compared with the prior-year period, which included only one quarter of Alani Nu and no Rockstar operations. Operating cash flows also benefited from improved customer collections following the completion of the Alani Nu and Rockstar integrations and the resulting reduction in accounts receivables, net, as well as higher accrued promotional allowance and accounts payable, primarily reflecting the timing of payments. These increases were partially offset by the net cash effects of distributor termination activity under the A&R Distribution Agreement. The Company received $64.2 million from Pepsi during the six months ended June 30, 2026 related to a receivable recognized as of December 31, 2025, and utilized this amount together with $141.1 million of restricted cash on hand from Pepsi since December 31, 2025 along with the Company's own cash, to fund the settlement of accrued distributor termination fees. Additionally, an $81.9 million increase in inventory, reflecting increased investment to support anticipated demand, including for limited-time offerings, negatively impacted cash flows for the period.
Cash used in investing activities
Cash used in investing activities totaled $24.7 million for the six months ended June 30, 2026, compared to cash used in investing activities of $1,276.5 million for the six months ended June 30, 2025, a decrease of $1,251.8 million. The decrease was primarily attributable to the absence of acquisition activity in the current-year period. Cash used in investing activities during the current-year period primarily related to purchases of property, plant and equipment.
Cash used in financing activities
Cash used in financing activities totaled $176.4 million for the six months ended June 30, 2026, compared to $852.3 million cash provided by financing activities for the same period in 2025, representing a $1,028.7 million decrease. The decrease was primarily attributable to $900.0 million of proceeds from the Term Loan Facility received during the six months ended June 30, 2025 in connection with the Alani Nu Acquisition, with no comparable proceeds in the current-year period. The decrease was further driven by Common Stock repurchases under our share repurchase program of $124.4 million, as well as $14.5 million of dividends paid on Series B Preferred Stock and an $11.2 million payment for the portion of contingent consideration up to the acquisition-date fair value, each of which had no comparable activity in the prior year period.
Off Balance Sheet Arrangements
As of June 30, 2026 and December 31, 2025, we had no off balance sheet arrangements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
In the normal course of business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in commodity and other input prices affecting the costs of our raw materials (including, but not limited to, increases in the price of aluminum cans, sucralose and other sweeteners, as well as other raw materials contained within our products). We do not currently use hedging agreements or other financial instruments to manage the risks associated with securing sufficient ingredients or raw materials. We are also subject to market risks with respect to the cost of commodities and other inputs because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.
Interest Rate Risk
Fluctuations in market interest rates may cause cash flows to vary. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. This can affect both our borrowing costs and the fair values of our debt obligations. We are subject to interest rate risk in connection with the Term Loan Facility and Revolving Credit Facility, which bear interest at variable rates based on either a benchmark rate or an alternate base rate, plus an applicable rate which is subject to potential step-downs in 0.25% increments pursuant to a pricing grid based on net leverage. A one-percentage-point increase in the interest rate would raise our annual interest expense by approximately $6.9 million, based on outstanding balances under the Term Loan Facility as of June 30, 2026. There were no borrowings under the Revolving Credit Facility as of June 30, 2026. For additional information see Note 10. Debt in the notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.
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
Our Chief Executive Officer, as well as our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2026, we purchased the following shares of our Common Stock under our share repurchase program and to satisfy employee tax withholding obligations upon the vesting of equity awards:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	1,075,384	$33.60	1,070,643	$200,222,828
May 1, 2026 to May 31, 2026	1,295,943	$29.47	1,272,228	$162,856,988
June 1, 2026 to June 30, 2026	938,168	$28.74	938,067	$135,921,838
Total	3,309,495		3,280,938
[1] During the three months ended June 30, 2026, we repurchased an aggregate of 28,557 shares of Common Stock to satisfy employee tax withholding obligations upon the vesting of equity awards.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

Our insider trading policy permits our officers and directors to establish pre-approved stock trading plans pursuant to Rule 10b5-1 promulgated under the Exchange Act. Rule 10b5-1 allows insiders to adopt written stock trading plans at a time when they are unaware of material non-public information, which establish predetermined trading parameters that do not permit the insider to subsequently exercise any influence over how, when or whether to effect trades. During the quarter ended June 30, 2026, except as set forth below, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Name and Title	Type of Plan	Participant's Adoption Date	Termination Date or Date Terminated by Participant	Maximum Aggregate Number of Securities	Description of Trading Arrangement
Jarrod Langhans, Chief Financial Officer	10b5-1(c)(1) Trading Plan	May 12, 2026	November 11, 2027	41,574	Sale of shares of Common Stock (vested stock options or other awards)
John Fieldly, Chief Executive Officer	10b5-1(c)(1) Trading Plan	November 12, 2025	Terminated by Mr. Fieldly on May 22, 2026	792,406	Sale of shares of Common Stock (vested stock options or other awards)

Item 6. Exhibits.
Index to Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Composite Articles of Incorporation of Celsius Holdings, Inc.	10-Q	3.1	11/7/2025

3.2	Second Amended and Restated Bylaws	10-Q	3.2	8/6/2024

31.1*	Section 302 Certification by Chief Executive Officer

31.2*	Section 302 Certification by Chief Financial Officer

32.1**	Section 906 Certification by Chief Executive Officer

32.2**	Section 906 Certification by Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachment)
__________________________________________________
*Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Date: August 6, 2026	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)