Form 10-Q
period 2026-09-30
Celsius Holdings, Inc.
filed 2026-11-05
CIK 1341766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of October 31, 2026 the registrant had 250,556,309 shares of Common Stock, $0.001 par value per share, outstanding.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION		5

Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (unaudited)	5
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 (unaudited)	7
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity for the three and nine months ended September 30, 2026 (unaudited)	8
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity for the three and nine months ended September 30, 2025 (unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (unaudited)	10
	Notes to the Condensed Consolidated Financial Statements (unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

Part II - OTHER INFORMATION		51

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

SIGNATURES		53

MASTER GLOSSARY

Term	Definition
2015 Plan	The Celsius Holdings, Inc. 2015 Stock Incentive Plan
2025 Plan	The Celsius Holdings, Inc. 2025 Omnibus Incentive Compensation Plan
A&R Distribution Agreements	Collectively, the amended and restated distribution agreement between the Company and Pepsi, including Pepsi's affiliates, regarding select territories in Canada, entered into in August 2025, and the A&R U.S. Distribution Agreement
A&R U.S. Distribution Agreement	Amended and Restated Distribution Agreement between the Company and Pepsi, including Pepsi's affiliates, covering the U.S. (excluding Puerto Rico and the U.S. Virgin Islands), entered into in August 2025
Alani Nu	Alani Nutrition LLC, a wholly owned subsidiary of the Company
Alani Nu Acquisition	The Company's acquisition of Alani Nu on April 1, 2025
Annual Report	The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 2, 2026
ASC	Accounting Standards Codification
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASU	Accounting Standards Update
Board	Board of Directors of Celsius Holdings, Inc.
Captaincy	An enhanced, long-term arrangement according to which Pepsi uses commercially reasonable efforts to sell and distribute the Company’s products in the U.S.
Certificates of Designation	The Series A Certificate and the Series B Certificate, collectively
Channel Transition Amendment	Amendment, dated May 21, 2026, to the Alani Nu Channel Transition Agreement between the Company and Pepsi. The original Alani Nu Channel Transition Agreement was entered into in August 2025 in connection with the A&R Distribution Agreements to govern the transition of Alani Nu distribution territory rights to Pepsi
Closing Date of Alani Nu	April 1, 2025
Closing Date of the Pepsi Transactions	August 28, 2025
CODM	Chief Operating Decision Maker
Common Stock	The Company's common stock, par value $0.001 per share
Company	Celsius Holdings, Inc., a Nevada corporation
Credit Agreement	Credit Agreement, dated April 1, 2025, with UBS AG, Stamford Branch, as administrative and collateral agent, as amended by the First and Second Refinancing Amendments and as may be further amended, restated, supplemented or otherwise modified from time to time
DLOM	Discount for lack of marketability
DSD	Direct Store Delivery
Eniva	Eniva USA, Inc.
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Refinancing Amendment	First refinancing amendment to the Credit Agreement on October 2, 2025
Forward Stock Split	Three-for-one split of the Company’s common stock on November 13, 2023
OBBBA	One Big Beautiful Bill Act
Original Canadian Distribution Agreement	Original distribution agreement between the Company and The Pepsi Bottling Group (Canada), ULC, dated August 9, 2023
Original Purchase Agreement	Original securities purchase agreement between the Company and Pepsi, dated August 1, 2022
Original Transition Agreement	Original channel transition agreement between the Company and Pepsi, dated August 1, 2022
Original U.S. Distribution Agreement	Original distribution agreement between the Company and Pepsi, dated August 1, 2022
Pepsi	PepsiCo, Inc. and its subsidiaries
Pepsi Transactions	The Captaincy together with the Rockstar Acquisition
Pillar Two	Tax legislation issued by the Organization for Economic Co-operation and Development
Preferred Stock	Series A Preferred Stock together with the Series B Preferred Stock
PSU	Performance Stock Units

MASTER GLOSSARY

Term	Definition
Quarterly Report	The Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 filed with the SEC on November 5, 2026
Redemption Price	The applicable amount that the Company would pay to redeem a share of Preferred Stock, including all accrued and unpaid dividends per share
Regular Dividends	Recurring dividends declared on the Preferred Stock in accordance with the Certificates of Designation
Revolving Credit Facility	The Company's revolving credit facility under the Credit Agreement in an aggregate principal amount of up to $100.0 million
Rockstar	The Rockstar brand (and the related brands and sub-brands) in the U.S. (excluding the U.S. Virgin Islands and Puerto Rico) and Canada
Rockstar Acquisition	The Company's acquisition from Pepsi on August 28, 2025 of certain assets and liabilities comprising Rockstar under the Transaction Agreement
RSU	Restricted Stock Units
rTSR	Relative total stockholder return
SEC	U.S. Securities and Exchange Commission
Second Refinancing Amendment	Second refinancing amendment to the Credit Agreement on July 15, 2026
Securities Act	The Securities Act of 1933, as amended
Sellers	The sellers of Alani Nu
Series A Certificate	Series A Preferred Stock Certificate of Designation
Series A Preferred Stock	The Company's Series A Convertible Preferred Stock
Series B Certificate	Series B Preferred Stock Certificate of Designation
Series B Preferred Stock	The Company's Series B Convertible Preferred Stock
Series B Purchase Agreement	Agreement under which the Company issued and sold shares of Series B Convertible Preferred Stock to Pepsi
Ten-Day VWAP	Ten-day volume weighted average price of the Company’s common stock
Term Loan Facility	The Company's term loan facility under the Credit Agreement as amended by the First Refinancing Amendment and Second Refinancing Amendment
Transaction Agreement	The agreement pursuant to which the Company consummated the Rockstar Acquisition and commenced the Captaincy
U.S.	United States of America
U.S. GAAP	Generally accepted accounting principles in the United States of America
U.S. STRIPS Rate	Yield on U.S. Treasury STRIPS, which stands for: Separate Trading of Registered Interest and Principal of Securities

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Celsius Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts) (Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$700,617	$398,866
Restricted cash	—	141,121
Accounts receivable-net[1]	666,636	755,499
Inventories-net	371,814	337,698
Prepaid expenses and other current assets[2]	98,983	128,806
Deferred other costs-current[3]	49,520	49,164
Total current assets	1,887,570	1,811,154

Property, plant and equipment-net	124,363	87,910
Customer relationships-net	93,626	111,604
Brands-net	1,280,181	1,280,311
Goodwill	919,610	917,560
Deferred other costs-non-current[3]	734,543	771,635
Deferred tax assets	66,458	96,013
Other long-term assets	46,034	43,434
Total Assets	$5,152,385	$5,119,621

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable[4]	$194,381	$137,930
Accrued expenses[5]	161,996	230,721
Income taxes payable	12,570	49,612
Accrued distributor termination fees	2,083	264,088
Accrued promotional allowance[6]	479,164	307,922
Contingent consideration	—	25,000
Deferred revenue-current[7]	33,825	26,988
Other current liabilities	74,999	36,465
Total current liabilities	959,018	1,078,726

Long-term debt	667,755	669,926
Deferred revenue-non-current[3]	456,166	401,155
Other long-term liabilities	34,103	28,372
Total Liabilities	2,117,042	2,178,179

Commitments and contingencies (Note 15)

Mezzanine equity:
Series A Preferred Stock, $0.001 par value per share, 1,467 shares authorized, issued and outstanding as of both September 30, 2026 and December 31, 2025 [3]	852,355	852,355
Series B Preferred Stock, $0.001 par value per share, 390 shares authorized, issued and outstanding as of both September 30, 2026 and December 31, 2025 [3]	907,620	907,620
Stockholders’ equity:
Common Stock, $0.001 par value per share; 400,000 shares authorized; 258,728 shares issued and 251,725 shares outstanding as of September 30, 2026; and 258,108 shares issued and 256,906 shares outstanding as of December 31, 2025	101	101
Treasury stock, at cost; 7,003 shares and 1,202 shares as of September 30, 2026 and December 31, 2025, respectively	(228,753)	(48,226)
Additional paid-in capital	1,078,166	1,050,518
Accumulated other comprehensive income	37	3,162
Retained earnings	425,817	175,912
Total Stockholders’ Equity	1,275,368	1,181,467
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$5,152,385	$5,119,621

[1] Includes $390.3 million and $349.1 million from a related party as of September 30, 2026 and December 31, 2025, respectively.
[2] Includes no amounts from a related party as of September 30, 2026 and $64.2 million from a related party as of December 31, 2025.
[3] Amounts in this line item are associated with a related party for all periods presented.
[4] Includes $43.4 million and $28.6 million due to a related party as of September 30, 2026 and December 31, 2025, respectively.
[5] Includes $4.6 million and $1.8 million due to a related party as of September 30, 2026 and December 31, 2025, respectively.
[6] Includes $285.3 million and $128.9 million due to a related party as of September 30, 2026 and December 31, 2025, respectively.
[7] Includes $30.8 million and $26.3 million due to a related party as of September 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Celsius Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue[1]	$847,228	$725,106	$2,447,768	$1,793,641
Cost of revenue[2]	450,975	352,827	1,279,760	868,138
Gross profit	396,253	372,279	1,168,008	925,503
Selling, general and administrative expenses[3]	220,709	205,571	692,930	563,799
Distributor termination fees	3,481	246,707	88,768	246,707
Income (loss) from operations	172,063	(79,999)	386,310	114,997

Other (expense) income:
Interest income	4,287	4,847	10,957	16,731
Interest expense	(11,277)	(18,243)	(34,686)	(36,323)
Other, net [4]	(2,008)	5,364	7,549	7,022
Total other expense, net	(8,998)	(8,032)	(16,180)	(12,570)

Net income (loss) before provision for income taxes	163,065	(88,031)	370,130	102,427

Provision for income taxes	(36,109)	27,017	(77,783)	(19,167)
Net income (loss)	$126,956	$(61,014)	$292,347	$83,260

Dividends on Preferred Stock[5]	(14,304)	(9,657)	(42,446)	(23,289)
Income allocated to participating Preferred Stock[5]	(13,118)	—	(28,888)	(5,272)
Net income (loss) attributable to common stockholders	$99,534	$(70,671)	$221,013	$54,699

Other comprehensive income:
Foreign currency translation (loss) gain, net of income tax	(298)	330	(3,125)	5,758
Comprehensive income (loss)	$99,236	$(70,341)	$217,888	$60,457

Earnings (loss) per share:
Basic	$0.39	$(0.27)	$0.87	$0.22
Diluted	$0.39	$(0.27)	$0.86	$0.22
Weighted average shares outstanding:
Basic	252,710	257,778	254,816	250,325
Diluted	254,912	257,778	257,269	252,801
[1] Includes $547.4 million and $1,501.4 million for the three and nine months ended September 30, 2026, respectively, and $257.0 million and $691.3 million for the three and nine months ended September 30, 2025, respectively, in each case from a related party.
[2] Includes $0.1 million and $12.5 million for the three and nine months ended September 30, 2026, respectively, and $0.8 million for the three and nine months ended September 30, 2025, in each case to a related party.
[3] Includes $1.4 million and $5.2 million for the three and nine months ended September 30, 2026, respectively, and $2.4 million and $3.2 million for the three and nine months ended September 30, 2025, respectively, to a related party.
[4] Includes no amounts for the three months ended September 30, 2026, $10.6 million for the nine months ended September 30, 2026, and $6.6 million for the three and nine months ended September 30, 2025, in each case from a related party.
[5] Amounts in this line item are associated with a related party for all periods presented.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Celsius Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands, except per share amounts) (Unaudited)

	Stockholders’ Equity								Mezzanine Equity
	Common Stock					Treasury Stock			Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Shares	Amount	Total Stockholders’ Equity	Shares	Amount	Shares	Amount
Balance at December 31, 2025	258,108	$101	$1,050,518	$3,162	$175,912	(1,202)	$(48,226)	$1,181,467	1,467	$852,355	390	$907,620
Stock-based compensation	—	—	7,626	—	—	—	—	7,626	—	—	—	—
Stock option exercises, RSUs and PSUs converted	493	—	—	—	—	—	—	—	—	—	—	—
Dividends paid to Series A Preferred Stock ($4.62 per share)	—	—	—	—	(6,781)	—	—	(6,781)	—	—	—	—
Dividends paid to Series B Preferred Stock ($18.49 per share)	—	—	—	—	(7,211)	—	—	(7,211)	—	—	—	—
Repurchase of Common Stock	—	—	—	—	—	(850)	(32,895)	(32,895)	—	—	—	—
Foreign currency translation	—	—	—	(1,543)	—	—	—	(1,543)	—	—	—	—
Net income	—	—	—	—	110,099	—	—	110,099	—	—	—	—
Balance at March 31, 2026	258,601	$101	$1,058,144	$1,619	$272,019	(2,052)	$(81,121)	$1,250,762	1,467	$852,355	390	$907,620
Stock-based compensation	—	—	10,565	—	—	—	—	10,565	—	—	—	—
Stock option exercises, RSUs and PSUs converted	73	—	—	—	—	—	—	—	—	—	—	—
Dividends paid to Series A Preferred Stock ($4.67 per share)	—	—	—	—	(6,856)	—	—	(6,856)	—	—	—	—
Dividends paid to Series B Preferred Stock ($18.69 per share)	—	—	—	—	(7,291)	—	—	(7,291)	—	—	—	—
Repurchase of Common Stock	—	—	—	—	—	(3,310)	(102,348)	(102,348)	—	—	—	—
Issuance of Common Stock under ESPP	29	—	743	—	—	—	—	743	—	—	—	—
Foreign currency translation	—	—	—	(1,284)	—	—	—	(1,284)	—	—	—	—
Net income	—	—	—	—	55,293	—	—	55,293	—	—	—	—
Balance at June 30, 2026	258,703	$101	$1,069,452	$335	$313,165	(5,362)	$(183,469)	$1,199,584	1,467	$852,355	390	$907,620
Stock-based compensation	—	—	8,714	—	—	—	—	8,714	—	—	—	—
Stock option exercises, RSUs and PSUs converted	25	—	—	—	—	—	—	—	—	—	—	—
Dividends paid to Series A Preferred Stock ($4.73 per share)	—	—	—	—	(6,932)	—	—	(6,932)	—	—	—	—
Dividends paid to Series B Preferred Stock ($18.90 per share)	—	—	—	—	(7,372)	—	—	(7,372)	—	—	—	—
Repurchase of Common Stock	—	—	—	—	—	(1,641)	(45,284)	(45,284)	—	—	—	—
Foreign currency translation	—	—	—	(298)	—	—	—	(298)	—	—	—	—
Net income	—	—	—	—	126,956	—	—	126,956	—	—	—	—
Balance at September 30, 2026	258,728	$101	$1,078,166	$37	$425,817	(7,003)	$(228,753)	$1,275,368	1,467	$852,355	390	$907,620
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Celsius Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity
(In thousands, except per share amounts) (Unaudited)

	Stockholders’ Equity								Mezzanine Equity
	Common Stock					Treasury Stock			Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares	Amount	Total Stockholders’ Equity	Shares	Amount	Shares	Amount
Balance at December 31, 2024	235,087	$79	$300,164	$(3,250)	$105,521	(73)	$(2,585)	$399,929	1,467	$824,488	—	$—
Stock-based compensation	—	—	5,029	—	—	—	—	5,029	—	—	—	—
Stock option exercises, RSUs and PSUs converted	348	—	338	—	—	—	—	338	—	—	—	—
Dividends paid to Series A Preferred Stock ($4.62 per share)	—	—	—	—	(6,781)	—	—	(6,781)	—	—	—	—
Repurchase of Common Stock	—	—	—	—	—	(73)	(1,932)	(1,932)	—	—	—	—
Treasury Stock	—	—	—	—	—	(6)	(137)	(137)	—	—	—	—
Foreign currency translation	—	—	—	2,249	—	—	—	2,249	—	—	—	—
Net income	—	—	—	—	44,419	—	—	44,419	—	—	—	—
Balance at March 31, 2025	235,435	$79	$305,531	$(1,001)	$143,159	(152)	$(4,654)	$443,114	1,467	$824,488	—	$—
Stock-based compensation	—	—	6,434	—	—	—	—	6,434	—	—	—	—
Stock option exercises, RSUs and PSUs converted	60	—	10	—	—	—	—	10	—	—	—	—
Dividends paid to Series A Preferred Stock ($4.67 per share)	—	—	—	—	(6,851)	—	—	(6,851)	—	—	—	—
Issuance of Common Stock as consideration for acquisition	22,451	22	721,942	—	—	—	—	721,964	—	—	—	—
Repurchase of Common Stock	—	—	—	—	—	(25)	(879)	(879)	—	—	—	—
Foreign currency translation	—	—	—	3,179	—	—	—	3,179	—	—	—	—
Net income	—	—	—	—	99,855	—	—	99,855	—	—	—	—
Balance at June 30, 2025	257,946	$101	$1,033,917	$2,178	$236,163	(177)	$(5,533)	$1,266,826	1,467	$824,488	—	$—
Stock-based compensation	—	—	7,384	—	—	—	—	7,384	—	—	—	—
Stock option exercises, RSUs and PSUs converted	24	—	—	—	—	—	—	—	—	—	—	—
Modification of Series A Preferred Stock	—	—	—	—	—	—	—	—	—	27,867	—	—
Issuance of Series B Preferred Stock	—	—	(300)	—	—	—	—	(300)	—	—	390	907,920
Dividends paid to Series A Preferred Stock ($4.73 per share)	—	—	—	—	(6,941)	—	—	(6,941)	—	—	—	—
Dividends paid to Series B Preferred Stock ($6.99 per share)	—	—	—	—	(2,728)	—	—	(2,728)	—	—	—	—
Repurchase of Common Stock	—	—	—	—	—	(9)	(447)	(447)	—	—	—	—
Foreign currency translation	—	—	—	330	—	—	—	330	—	—	—	—
Net (loss)	—	—	—	—	(61,014)	—	—	(61,014)	—	—	—	—
Balance at September 30, 2025	257,970	$101	$1,041,001	$2,508	$165,480	(186)	$(5,980)	$1,203,110	1,467	$852,355	390	$907,920
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Celsius Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$292,347	$83,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,858	20,516
Allowance for credit losses[1]	2,237	3,226
Amortization of deferred other costs[2]	36,736	13,391
Inventory excess and obsolescence	21,170	22,313
Stock-based compensation expense	26,905	18,847
Deferred income taxes-net	29,477	(71,408)
Payment of contingent consideration in excess of acquisition-date fair value	(13,800)	—
Change in fair value of contingent consideration	—	13,800
Other operating activities-net	6,704	1,964
Changes in operating assets and liabilities:
Accounts receivable-net[3]	86,385	(164,133)
Inventories[4]	(55,285)	31,132
Prepaid expenses and other current assets[5]	29,824	(142,920)
Other long-term assets	1,416	1,511
Accounts payable[6]	52,531	4,081
Accrued expenses[7]	(70,328)	32,961
Income taxes payable	(37,042)	38,742
Accrued promotional allowance[8]	171,242	83,276
Accrued distributor termination fees	(262,006)	252,953
Other current liabilities	37,820	3,691
Deferred revenue[9]	61,847	233,463
Other long-term liabilities	2,146	(1,786)
Net cash provided by operating activities	450,184	478,880

Cash flows from investing activities:
Purchase of property, plant and equipment[10]	(51,208)	(25,539)
Net working capital estimate received from Pepsi related to the Rockstar Acquisition[2]	241	30,617
Purchase of non-marketable equity securities	—	(5,000)
Acquisition of Alani Nutrition LLC, net of cash acquired	—	(1,278,769)
Net cash used in investing activities	(50,967)	(1,278,691)
[1] Includes $0.9 million and $(0.6) million associated with a related party for the nine months ended September 30, 2026 and 2025, respectively.
[2] Amounts in this line item are associated with a related party for all periods presented.
[3] Includes $(41.2) million and $(24.1) million associated with a related party for the nine months ended September 30, 2026 and 2025, respectively.
[4] Includes $8.0 million and no amounts associated with a related party for the nine months ended September 30, 2026 and 2025, respectively.
[5] Includes $64.2 million and $(126.6) million associated with a related party for the nine months ended September 30, 2026 and 2025, respectively.
[6] Includes $14.8 million and $0.6 million associated with a related party for the nine months ended September 30, 2026 and 2025, respectively.
[7] Includes $2.8 million and $0.1 million associated with a related party for the nine months ended September 30, 2026 and 2025, respectively.
[8] Includes $156.4 million and $20.2 million associated with a related party for the nine months ended September 30, 2026 and 2025, respectively.
[9] Includes $59.4 million and $244.7 million associated with a related party for the nine months ended September 30, 2026 and 2025, respectively.
[10] Includes $(13.1) million and $(8.8) million associated with a related party for the nine months ended September 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Celsius Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Proceeds from Term Loan refinancing	$48,226	$—
Payments on Term Loan refinancing	(48,226)	—
Cash dividends paid on Preferred Stock[1]	(42,443)	(23,301)
Repurchase of Common Stock related to employee tax withholdings	(10,037)	(3,259)
Repurchase of Common Stock	(167,541)	—
Proceeds from term loan	—	900,000
Payments on term loan	(5,237)	(2,250)
Payment of debt issuance costs and debt discount	(500)	(28,873)
Payment of contingent consideration up to acquisition-date fair value	(11,200)	—
Other financing activities-net	612	(2,407)
Net cash (used in) provided by financing activities	(236,346)	839,910

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,241)	2,174
Net increase in cash, cash equivalents and restricted cash	160,630	42,273
Cash, cash equivalents and restricted cash at beginning of the period	539,987	890,190
Cash, cash equivalents and restricted cash at end of the period	$700,617	$932,463

Supplemental disclosures:
Cash paid for:
Interest	$31,991	$34,510
Taxes, net of refunds received	$77,352	$51,508

Supplemental schedule of noncash investing and financing activities:
Acquisition date fair value of Alani Nu contingent consideration	$—	$11,200
Fair value of share consideration issued in the Alani Nu Acquisition	—	721,964
Fair value of Series B Preferred Stock issued to Pepsi[1][2]	—	907,920
Fair value of Series A Preferred Stock Modification[1][2]	$—	$27,867

[1] Amounts in this line item are associated with a related party for all periods presented.
[2] The non-cash proceeds were used for the ASC 606 upfront payment to customer and the Rockstar purchase consideration as part of the Pepsi Transactions, see Note 5. Acquisitions.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Business Overview
References in this Quarterly Report to the “Company” or “Celsius” refer to Celsius Holdings, Inc. and its wholly owned subsidiaries. Definitions of certain capitalized terms used in this Quarterly Report are included within the Master Glossary.
The Company develops, processes, markets, sells, manufactures and distributes premium lifestyle beverages with innovative formulas designed to fuel active and wellness-oriented consumers. The Company’s portfolio consists of a differentiated, multi-brand platform comprising CELSIUS®, Alani Nu® and Rockstar Energy®, collectively forming a leading total energy portfolio. Each brand is positioned to serve distinct consumers, occasions and energy needs across the functional energy and adjacent wellness categories.
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
On April 1, 2025, the Company completed the Alani Nu Acquisition. Subsequently, in connection with the A&R Distribution Agreements entered into on August 28, 2025 and the Channel Transition Amendment entered into on May 21, 2026, the Company terminated certain former Alani Nu distributor agreements and transferred the related territory rights to Pepsi. As part of the initial round of terminations under the A&R Distribution Agreements, Pepsi reimbursed the Company $275.0 million for related termination fees, with amounts paid by Pepsi to the Company contractually restricted for use solely to satisfy termination obligations. Termination fees incurred in excess of this amount for such distributors were funded by the Company. Subsequently, under the Channel Transition Amendment, an additional group of former Alani Nu distributor agreements was terminated, for which Pepsi reimbursed the Company $81.1 million for related termination fees, with amounts similarly restricted for use solely to satisfy the related obligations. As of September 30, 2026, the Company had fully utilized all amounts received from Pepsi under both the A&R Distribution Agreements and the Channel Transition Amendment.
During 2026, the Company completed the integration of the Alani Nu and Rockstar businesses into its expanded multi-brand energy platform and rationalized certain SKUs across its portfolio in connection with evolving consumer demand, product innovation and distribution strategies.
For more information, see Note 4. Revenue, Note 5. Acquisitions, Note 9. Accrued Distributor Termination Fees, Note 11. Related Party Transactions and Note 12. Mezzanine Equity.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for annual audited Consolidated Financial Statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts, based on historical experience and other reasonable factors. These estimates and assumptions are reviewed on an ongoing basis and revised as circumstances change. Accordingly, the results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for any future period or the full year. These Condensed Consolidated Financial Statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's annual audited Consolidated Financial Statements contained in the Company's Annual Report, as filed with the SEC. These Condensed Consolidated Financial Statements and the accompanying notes should be read in conjunction with such financial statements and the Annual Report.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
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

Consolidated Statements of Cash Flows
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
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
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
The Company’s outstanding debt under the Term Loan Facility is recorded at its principal amount, net of unamortized discounts and debt issuance costs, on the Condensed Consolidated Balance Sheets. The Term Loan Facility bears interest at variable rates based on either benchmark rates or an alternate base rate, in each case plus the applicable spread set forth in the Credit Agreement. The estimated fair value of the Term Loan Facility is determined using Level 2 inputs, including observable market data such as current market yields for similar debt instruments. See Note 10. Debt.
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
Concentrations of Risk — The majority of the Company’s revenue is derived from the sale of functional energy drinks. Functional energy drink product revenue accounted for approximately 96.1% and 95.7% of revenue for the three and nine months ended September 30, 2026, respectively, and 95.0% and 94.1% of revenue for the three and nine months ended September 30, 2025, respectively.
Revenue from customers accounting for more than 10.0% of total revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pepsi	64.6%	35.4%	61.3%	38.5%
Costco	10.2%	11.1%	9.5%	10.4%
All others	25.2%	53.5%	29.2%	51.1%
Total	100.0%	100.0%	100.0%	100.0%
Accounts receivable-net, attributable to customers representing more than 10.0% of total accounts receivable-net are as follows:

	September 30, 2026	December 31, 2025
Pepsi	58.5%	46.2%
Amazon	13.6%	9.3%
Costco	6.3%	10.5%
All others	21.6%	34.0%
Total	100.0%	100.0%
Cash and Cash Equivalents — The Company considers all highly liquid instruments with original maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company did not hold any instruments with original maturities exceeding three months.
The Company's cash balances are held in international and domestic accounts. As of September 30, 2026 and December 31, 2025, the Company had $700.6 million and $398.9 million in unrestricted cash and cash equivalents, of which approximately 29.0% and 51.9%, respectively, were held outside the U.S. Such cash is freely transferable to the U.S. without any restrictions.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
The Company has amounts on deposit at financial institutions that exceed federally insured limits. As of September 30, 2026, the Company had not experienced any loss as a result of these deposits and does not expect to incur any losses on such deposits in the future.
Property, Plant and Equipment — Property, plant and equipment is recorded at cost. Depreciation is recognized on a straight-line basis over the estimated useful lives of the depreciable assets. Property, plant and equipment had gross carrying values of $157.8 million and $110.0 million as of September 30, 2026 and December 31, 2025, respectively, and is presented net of accumulated depreciation of $33.5 million and $22.1 million as of September 30, 2026 and December 31, 2025, respectively, on the Condensed Consolidated Balance Sheets.
Depreciation expense amounted to approximately $4.6 million and $12.0 million for the three and nine months ended September 30, 2026, respectively. Depreciation expense amounted to approximately $3.0 million and $8.2 million for the three and nine months ended September 30, 2025, respectively. Depreciation expense is primarily included in selling, general and administrative expenses.
Long-Lived Assets by Geographic Area — Long-lived assets consist of property, plant and equipment-net and right-of-use assets, and excludes goodwill and intangible assets. Long-lived assets located in North America were $132.1 million and $97.2 million as of September 30, 2026 and December 31, 2025, respectively. Long-lived assets located outside of North America were $10.8 million and $9.0 million as of September 30, 2026 and December 31, 2025, respectively. All of the Company’s North American long-lived assets are located in the U.S. and Canada.
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
Equity Investments — The Company holds equity investments that are accounted for under the measurement alternative in accordance with ASC 321-10-35-2 for equity securities without readily determinable fair values. These investments are recorded at cost, adjusted for impairment and for observable price changes in orderly transactions for identical or similar investments of the same issuer. As of both September 30, 2026 and December 31, 2025, the carrying amount of equity investments without readily determinable fair values was $17.0 million.
Distributor Termination Fees — In connection with the transactions contemplated by the A&R Distribution Agreements and the Channel Transition Amendment, the Company accrued distributor termination fees related to the transition of certain Alani Nu distribution to Pepsi. These accruals represent amounts expected to be paid to former distributors. The Company recognizes these accruals upon the Company's delivery of termination notices or the execution of termination agreements in accordance with ASC 420 and revises its estimates as new information becomes available. Termination charges are presented as distributor termination fees in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income. Termination accruals are presented as accrued distributor termination fees on the Condensed Consolidated Balance Sheets. See Note 4. Revenue and Note 9. Accrued Distributor Termination Fees.
Advertising Costs — Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. The Company primarily utilizes targeted marketing initiatives across various channels, including print (e.g., print displays), radio, digital and streaming platforms, online and social media, television, direct sponsorships, endorsements and in-store displays. The Company incurred advertising expenses of approximately $91.6 million and $272.4 million during the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, the Company incurred advertising expenses of approximately $87.4 million and $223.3 million, respectively.
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
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
The Company is subject to the Organization for Economic Co-operation and Development Pillar Two Global Anti-Base Erosion model rules, which establish a global minimum corporate tax rate of 15.0% for multinational enterprises with annual consolidated revenues exceeding €750 million. Multiple jurisdictions in which the Company operates, including European Union member states and other countries, have enacted or are expected to enact tax laws to comply with Pillar Two. Legislation enacted as of September 30, 2026 is not currently expected to have a material impact on the Company’s financial results for the year ending December 31, 2026. The Company will continue to monitor developments in, and the implementation of, Pillar Two legislation across individual jurisdictions, including any applicable safe harbor provisions or additional Organization for Economic Co-operation and Development guidance.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The effective date was further clarified by ASU 2025-01 in January 2025. These standards enhance expense disclosures by requiring more detailed information on the types of expenses included in certain captions within the Consolidated Financial Statements, including employee compensation, depreciation, amortization and costs incurred related to inventory and manufacturing activities in income statement expense captions, such as cost of sales and selling, general and administrative expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Once effective, the Company will apply the new guidance on a prospective basis and expects ASU 2024-03 to impact only disclosures, with no effect on the Company's financial condition, results of operations or cash flows.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
3.     EARNINGS PER SHARE
The Preferred Stock is classified as a participating security in accordance with ASC 260, Earnings Per Share, and is therefore included in the two-class method. Basic EPS reflects an allocation of period earnings to the Preferred Stock based on its contractual dividends and participation rights, as if all earnings for the period were distributed. The Preferred Stock does not participate in losses.
Diluted EPS for the Preferred Stock is computed by first determining which method produces greater dilution: the two-class method (distributed and undistributed) or the if-converted method. When the if-converted method results in greater dilution, diluted EPS is calculated as if all shares of Preferred Stock were converted into Common Stock at the beginning of the period (or at the issuance date, if later). In this case, Regular Dividends, deducted in determining income available to common stockholders, are added back to the numerator and the corresponding conversion shares are included in the denominator. When the if-converted method does not result in greater dilution, the Preferred Stock is excluded from diluted EPS as its effect would be anti-dilutive, and the two-class method is applied under which the Preferred Stock is treated as a participating security and earnings are allocated between Common Stock and the Preferred Stock based on their respective participation rights. The terms of the Series A Preferred Stock and Series B Preferred Stock are substantially identical, and both are classified as mezzanine equity, as discussed in Note 12. Mezzanine Equity.
Treasury stock, including shares repurchased by the Company, is excluded from the calculation of both basic and diluted EPS from the respective repurchase dates, as such shares are not considered outstanding for purposes of determining weighted average shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$126,956	$(61,014)	$292,347	$83,260
Dividends on Preferred Stock	(14,304)	(9,657)	(42,446)	(23,289)
Income allocated to participating Preferred Stock	(13,118)	—	(28,888)	(5,272)
Net income (loss) attributable to common stockholders	$99,534	$(70,671)	$221,013	$54,699

Effect of dilutive securities:
Allocation of earnings to participating securities	$13,118	$—	$28,888	$5,272
Reallocation of earnings to participating securities	(13,018)	—	(28,644)	(5,082)
Net income (loss) available to common stockholders	$99,634	$(70,671)	$221,257	$54,889

Denominator:
Weighted average common shares outstanding, basic	252,710	257,778	254,816	250,325
Dilutive shares of Common Stock	2,202	—	2,453	2,476
Weighted average shares of Common Stock outstanding, diluted	254,912	257,778	257,269	252,801

Earnings (loss) per share:
Basic	$0.39	$(0.27)	$0.87	$0.22
Diluted	$0.39	$(0.27)	$0.86	$0.22
For the three and nine months ended September 30, 2026, approximately 34.2 million and 33.9 million potentially dilutive shares of Common Stock, respectively, on a weighted average basis were excluded from the computation of diluted EPS as their inclusion would have been antidilutive. The excluded shares consisted primarily of shares issuable upon conversion of the Preferred Stock, with the remainder related to equity compensation awards.
For the three and nine months ended September 30, 2025, approximately 29.3 million and 23.4 million potentially dilutive shares of Common Stock, respectively, on a weighted average basis were excluded from the computation of diluted EPS as their inclusion would have been antidilutive. The excluded shares consisted primarily of shares issuable upon conversion of the Preferred Stock, with the remainder related to equity compensation awards.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
4.    REVENUE
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. The primary performance obligation is the promise to sell finished products to customers, including distributors, wholesalers, retailers and online sellers. Performance obligations are typically satisfied once control to the finished good is transferred based on the commercial terms of the applicable agreements with customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Revenue is recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and are adjusted to reflect anticipated changes based on current business conditions. Consideration given to customers for advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service at or below fair market value, in which case the expense is classified as selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in incentives offered to its customers and their customers.
The following table summarizes revenue by geographical location, with all North American revenue derived from the U.S. and Canada. Puerto Rican revenue is included in the “Other” category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America	$806,193	$701,990	$2,344,207	$1,722,983
Europe	31,976	17,691	82,184	54,651
Asia-Pacific	7,316	3,518	15,280	10,143
Other	1,743	1,907	6,097	5,864
Revenue	$847,228	$725,106	$2,447,768	$1,793,641

The following table summarizes revenue by brand. Revenue attributable to Alani Nu and Rockstar is included beginning on their respective acquisition dates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Celsius	$356,770	$380,952	$1,091,732	$1,148,293
Alani Nu	410,122	331,973	1,142,572	633,167
Rockstar	80,336	12,181	213,464	12,181
Revenue	$847,228	$725,106	$2,447,768	$1,793,641
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
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
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
For the three and nine months ended September 30, 2026, promotional allowances included as a reduction of revenue were $326.8 million and $927.7 million, respectively. For the three and nine months ended September 30, 2025, promotional allowances included as a reduction of revenue were $246.0 million and $545.9 million, respectively.
Transaction Agreement – Rockstar Acquisition and Captaincy
On August 28, 2025, the Closing Date of the Pepsi Transactions, the Company entered into the Transaction Agreement with Pepsi, pursuant to which (i) the Company acquired certain assets and assumed certain liabilities, comprising Rockstar in the U.S. and Canada and (ii) the Company and Pepsi commenced the Captaincy. Under the Captaincy, Pepsi is obligated to use commercially reasonable efforts to sell and distribute the Company’s energy drink portfolio in the U.S. and to prioritize the Company's products within its U.S. beverage distribution system. The arrangement provides the Company with enhanced control and oversight of the energy drink category within Pepsi’s U.S. distribution network, including the ability to determine product facings, merchandising allocations and certain promotional priorities for energy beverages. In connection with the Transaction Agreement, the Company initially recognized an asset of $598.8 million for a payment to its customer, which is presented, net of amortization, within deferred other costs, current and non-current, on the Condensed Consolidated Balance Sheets. The asset is being amortized as a reduction of revenue over the approximate 17-year term of the A&R U.S. Distribution Agreement in accordance with ASC 606. See Note 5. Acquisitions.
Amended and Restated Distribution Agreements
On the Closing Date of the Pepsi Transactions, the Company and Pepsi entered into the A&R Distribution Agreements which amended and restated in its entirety the Original U.S. Distribution Agreement and Original Canadian Distribution Agreement, predominantly to include Pepsi’s distribution of Alani Nu and Rockstar products (in addition to existing Celsius products). The other material terms and covenants, including termination provisions, contained in the original agreements remain in full force and effect. In connection with this product transition, the Company has incurred fees from the termination of agreements with certain former Alani Nu distributors and the transfer of territory rights to Pepsi. Pepsi reimbursed the Company $275.0 million for such fees, with amounts received contractually restricted for use solely to satisfy termination obligations, all of which had been fully utilized by the Company as of September 30, 2026. Amounts received from Pepsi pursuant to the A&R U.S. Distribution Agreement relating to the costs associated with terminating certain of the Company’s prior distributors have been accounted for as deferred revenue, current and non-current, on the Condensed Consolidated Balance Sheets, and are being amortized over the approximate 17-year term of the agreement.
Channel Transition Amendment
On May 21, 2026, the Company entered into the Channel Transition Amendment, which transferred additional territory rights of certain former Alani Nu distributors to Pepsi. Pepsi agreed to reimburse the Company for related distributor termination fees of $81.1 million, with amounts received by the Company from Pepsi contractually restricted for use solely to satisfy the related termination obligations. As of September 30, 2026, the Company had utilized all of the $81.1 million received from Pepsi under the Channel Transition Amendment. Amounts received from Pepsi pursuant to the Channel Transition Amendment relating to the costs associated with terminating certain of the Company’s prior distributors have been accounted for as deferred revenue, current and non-current, on the Condensed Consolidated Balance Sheets. These amounts are being amortized over the approximately 16-year term that remained under the A&R U.S. Distribution Agreement as of the date of the Channel Transition Amendment.
For more information on the components of the A&R Distribution Agreements and the Channel Transition Amendment, see Note 11. Related Party Transactions.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
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
Under the Series B Purchase Agreement, the Company issued 390,000 shares of newly designated Series B Preferred Stock, with a par value of $0.001 per share. Concurrently and in connection with the Pepsi Transactions, the Company amended the redemption and conversion rights of the 1,466,666 outstanding shares of Series A Preferred Stock previously issued to Pepsi on August 1, 2022. This amendment aligned the terms of the Series A Preferred Stock, including the redemption period, with those of the newly issued Series B Preferred Stock.
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
During the quarter ended September 30, 2026, the Company finalized the fair values of the assets acquired and liabilities assumed in connection with the Rockstar Acquisition. The finalization occurred within the one-year measurement period. Accordingly, the amounts presented herein are final. No measurement period adjustments were recorded in 2026.
The purchase consideration consisted of the following:

At August 28, 2025
Total estimated fair value of Series B Preferred Stock	$907,920
Total incremental estimated fair value of Series A Preferred Stock	27,867
Total fair value of Series B Preferred Stock and incremental fair value of Series A Preferred Stock	$935,787

Fair value of non-cash amount attributable to ASC 606 implicit upfront payment to customer	$598,787

Fair value of non-cash amount attributable to ASC 805 business acquisition	$337,000
Less: Net working capital cash received from Pepsi [1]	(29,397)
Total purchase consideration	$307,603
[1]     This amount includes net working capital adjustments received from Pepsi pursuant to the Transaction Agreement. Of this amount, $29.2 million was received during the year ended December 31, 2025, with the remaining $0.2 million received during the nine months ended September 30, 2026. The amounts are classified within investing activities in the Condensed Consolidated Statements of Cash Flows.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
The following table summarizes the final fair values of the assets acquired and liabilities assumed, inclusive of measurement period adjustments:

At August 28, 2025
ASSETS
Inventories	$10,288
Property, plant and equipment	4,917
Brands	176,000
Customer relationships	5,500
Prepaid expenses and other current assets	1,461

LIABILITIES
Accrued expenses	390
Net identifiable assets acquired	$197,776

Goodwill	109,827
Total purchase consideration	$307,603

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
Intangible assets acquired
The fair value of the intangible brand asset was estimated using the relief-from-royalty method, and the asset was determined to have an indefinite useful life. Key assumptions included forecasted revenues, royalty rates and a discount rate. The customer relationships intangible asset was estimated using the with-and-without method, which is an income approach. Key assumptions included forecasted revenue recovery rates, a discount rate and the cost and time required to reestablish customer relationships. The customer relationships asset was determined to have a definite useful life and is amortized on a straight-line basis. Both valuations relied on significant unobservable inputs and are therefore classified as Level 3 fair value measurements. Changes in these assumptions could result in materially different fair value measurements.
The following table summarizes the estimated fair value of identifiable intangible assets acquired and their respective amortization periods:

	Estimated Useful Life in Years	At August 28, 2025
Brands	Indefinite	$176,000
Customer relationships	10	5,500
Total intangibles acquired		$181,500
Alani Nu Acquisition
On the Closing Date of Alani Nu, the Company completed the Alani Nu Acquisition pursuant to the terms of the membership interest purchase agreement dated February 20, 2025. The total purchase consideration was composed of (i) cash consideration as outlined in the table below, (ii) an aggregate of 22,451,224 unregistered shares of the Company's Common Stock subject to a registration rights agreement and a lock-up agreement that restricts the sale or transfer of the Company's Common Stock, with one-third of the Common Stock released from restrictions on each of April 1, 2026, October 1, 2026 and April 1, 2027 and (iii) contingent consideration. The Company funded the cash consideration using cash on hand and proceeds from the Term Loan Facility under the Credit Agreement, as described in Note 10. Debt. The Alani Nu Acquisition was accounted for as a business combination. During the quarter ended March 31, 2026, within the one year measurement period, the Company finalized the fair values of the assets acquired and liabilities assumed. Accordingly, the amounts presented herein are final.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
The purchase consideration consisted of the following:

At April 1, 2025
Cash consideration	$1,322,425
Share consideration	721,964
Contingent consideration [1]	11,200
Total purchase consideration	$2,055,589
[1] A probability-weighted expected return method was used to value the contingent consideration as of the Closing Date of Alani Nu, whereby the value was determined based on expected cash flows under various scenarios related to the achievement of the revenue target.
The following table summarizes the final fair values of the assets acquired and liabilities assumed, inclusive of measurement period adjustments:

At April 1, 2025
ASSETS
Cash and cash equivalents	$43,655
Accounts receivable [1]	83,655
Inventories [1] [2]	95,425
Prepaid expenses and other current assets	1,699
Property, plant and equipment [1]	103
Brands	1,104,000
Customer relationships	111,000

LIABILITIES
Accounts payable	49,117
Accrued expenses [1] [3]	52,371
Deferred revenue-current	8,519
Other current liabilities	426
Deferred revenue-non-current	3,780
Other long-term liabilities	6,698
Net identifiable assets acquired	$1,318,626

Goodwill	736,963
Total purchase consideration	$2,055,589
[1] Includes fair value adjustments recorded during the measurement period see Measurement Period Adjustments section below.
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
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
The Alani Nu Acquisition resulted in the recognition of $737.0 million of goodwill, attributable to anticipated revenue synergies, combined distribution capabilities and operational and administrative cost efficiencies. The majority of goodwill recognized is expected to be deductible for tax purposes and has been allocated to the Company’s single reporting unit.
Intangible assets acquired
The fair value of the intangible brand asset was estimated using the relief-from-royalty method, and the asset was determined to have an indefinite useful life. Key assumptions included forecasted revenues, royalty rates and a discount rate. The customer relationships were estimated using a combination of the with-and-without method, an income approach and a cost approach. Key assumptions included forecasted revenue recovery rates, a discount rate and the cost and time required to reestablish customer relationships. The customer relationships asset was determined to have a definite useful life and is amortized on a straight-line basis. Both valuations relied on significant unobservable inputs and are therefore classified as Level 3 fair value measurements. Changes in these assumptions could result in materially different fair value measurements.
The following table summarizes the estimated fair value of identifiable intangible assets acquired and their respective amortization periods:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$847,228	$778,218	$2,447,768	$2,208,397
Net income (loss)	126,956	(58,576)	292,347	162,985
Net income (loss) attributable to common stockholders	$99,534	$(72,820)	$221,013	$105,543

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
The unaudited pro forma financial information includes, where applicable, adjustments for (i) the recognition in cost of revenue of the inventory step-up, (ii) amortization expense related to acquired customer relationship intangible assets, (iii) additional interest expense for borrowings related to funding the acquisitions and (iv) associated tax-related impacts of adjustments. The pro forma adjustments as of September 30, 2026 are based on information available as of the date hereof, together with updated assumptions that the Company believes are reasonable to present the impact of the acquisitions in combination with the Company’s historical financial information on a pro forma basis. Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business.
6.    INVENTORIES
Inventories are valued at the lower of cost or net realizable value with costs approximating those determined under the first-in, first-out method. Changes in the inventory reserve are included in cost of revenue.
Inventories-net consists of the following:

	September 30, 2026	December 31, 2025
Finished goods	$279,584	$272,750
Raw materials	105,765	74,654
Less: inventory reserve	(13,535)	(9,706)
Inventories-net	$371,814	$337,698
7.     GOODWILL AND INTANGIBLES

The following table reflects goodwill as of September 30, 2026 and December 31, 2025. As of each reporting date, the Company concluded there were no indicators of goodwill impairment.

Goodwill
Balance at December 31, 2024	$71,582
Alani Nu Acquisition [1]	734,404
Rockstar Acquisition	109,827
Foreign currency translation	1,747
Balance at December 31, 2025	$917,560
Alani Nu measurement period adjustment [2]	2,559
Foreign currency translation	(509)
Balance at September 30, 2026	$919,610
[1] Goodwill recognized in connection with the Alani Nu Acquisition reflected the preliminary purchase price allocation as of December 31, 2025.
[2] See Note 5. Acquisitions, for additional information about the measurement period adjustment.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
The carrying amounts and accumulated amortization of intangible assets, net of the impact of foreign exchange rate fluctuations and prior impairments, as of September 30, 2026 and December 31, 2025 are as follows:

	Estimated Weighted Average Useful Life in Years	September 30, 2026	December 31, 2025
Definite-lived intangible assets
Customer relationships	7.45	$131,685	$132,183
Brands	3	500	500
Less: accumulated amortization		(38,378)	(20,773)
Definite-lived intangible assets, net		$93,807	$111,910

Indefinite-lived intangible assets - Brands [1]	indefinite	$1,280,000	$1,280,005

Brands-net		$1,280,181	$1,280,311
Customer relationships-net		$93,626	$111,604
[1] During the year ended December 31, 2025, the Company recognized an impairment loss of $0.5 million related to the Func Food brand. The carrying amount presented reflects the adjusted basis following recognition of the impairment loss. No impairment loss was recognized during the three or nine months ended September 30, 2026.
The following table reflects the future estimated amortization expense remaining as of September 30, 2026 related to definite-lived intangible assets:

2026	$5,908
2027	23,606
2028	23,467
2029	23,467
2030	6,793
Thereafter	10,566
Total	$93,807
Intangible asset amortization expense for the three and nine months ended September 30, 2026 was approximately $5.9 million and $17.7 million, respectively. Amortization expense for the three and nine months ended September 30, 2025 was approximately $5.8 million and $11.8 million, respectively. Amortization expense is primarily included in selling, general and administrative expenses.
8.    ACCRUED EXPENSES
Accrued expenses consists of the following:

	September 30, 2026	December 31, 2025
Accrued marketing	$61,058	$72,789
Unbilled purchases	17,773	22,280
Payroll liabilities	15,122	18,091
Accrued freight	12,335	13,153
Accrued legal	4,489	64,104
Other accrued expenses	51,219	40,304
Accrued expenses	$161,996	$230,721

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
As of December 31, 2025, accrued legal included $59.5 million related to the Strong Arm Productions litigation. During the nine months ended September 30, 2026, the Company recorded an additional $25.5 million, increasing the accrual to $85.0 million. In September 2026, the Company entered into a settlement agreement for the amount previously reported and paid the first installment of $60.0 million. The remaining $25.0 million unpaid balance was reclassified to other current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2026. For more information see Note 15. Commitments and Contingencies.
9.    ACCRUED DISTRIBUTOR TERMINATION FEES
Primarily in connection with the A&R Distribution Agreements and the Channel Transition Amendment, the Company issued termination notices to, and negotiated termination agreements directly with, existing Alani Nu distributors to facilitate the transfer of certain distribution territory rights to Pepsi. The majority of the termination fees under the A&R Distribution Agreements were recognized during the year ended December 31, 2025. While termination fees recognized during the nine months ended September 30, 2026 primarily consisted of termination fees incurred under the Channel Transition Amendment, the remainder reflected adjustments to accrued distributor termination fees incurred under the A&R Distribution Agreements based on new information that was not available as of December 31, 2025. Distributor termination fees were recognized upon the Company’s delivery of termination notices or execution of such termination agreements in accordance with ASC 420, Exit or Disposal Cost Obligations. The corresponding amounts were recorded as distributor termination fees within the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table reflects accrued distributor termination fees as of September 30, 2026 and December 31, 2025:

Accrued Distributor Termination Fees
Balance as of December 31, 2024	$—
Distributor termination fees [1]	333,708
Less: Settlement of accrued distributor termination fees	(69,620)
Balance as of December 31, 2025	$264,088
Distributor termination fees	88,768
Less: Settlement of accrued distributor termination fees	(350,773)
Balance as of September 30, 2026	$2,083
[1] Includes $327.5 million of distributor termination fees recognized during the year ended December 31, 2025 and $6.2 million of pre-acquisition distributor payments previously recorded as deferred revenue that became due upon termination of the former distributors.
10.     DEBT
Debt consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Term loan, due 2032	$693,013	$698,250
Less: current portion [1]	(6,948)	(7,000)
Less: unamortized discount and debt issuance costs	(18,310)	(21,324)
Total long-term debt	$667,755	$669,926
[1] The current portion of the Company’s debt is included in other current liabilities on the Condensed Consolidated Balance Sheets.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
The fair value of the Term Loan Facility was $661.1 million at September 30, 2026. At December 31, 2025, the carrying value of the Term Loan Facility approximated its fair value.

The Company’s remaining debt outstanding as of September 30, 2026 matures as follows:

2026	$1,737
2027	6,948
2028	6,948
2029	6,948
2030	6,948
Thereafter	663,484
Total debt	$693,013
Unamortized discounts and debt issuance costs	(18,310)
Total debt, net of unamortized discounts and debt issuance costs	$674,703

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

In October 2025, the Company amended the Credit Agreement through the First Refinancing Amendment to refinance the existing Term Loan Facility and reduce the applicable interest rate margin by 0.75% on both the Term Loan Facility and the Revolving Credit Facility. All other material terms of the Credit Agreement remained unchanged. Immediately prior to the First Refinancing Amendment, the Company repaid $197.8 million of the outstanding principal of the Term Loan Facility, reducing the principal to $700.0 million at the time of refinancing. The Company accounted for the transaction as a debt modification with a partial extinguishment which was related to the repayment immediately prior to the amendment. As a result, the Company recorded a loss on extinguishment of debt of approximately $6.0 million, which was included in Total other expense, net, in the Consolidated Statements of Operations and Comprehensive Income.

In July 2026, the Company entered into the Second Refinancing Amendment to the Credit Agreement, which refinanced the existing Term Loan Facility and reduced the applicable interest rate by 0.25%, with a potential additional reduction of 0.25% if the Company achieves and maintains certain public corporate or corporate family ratings. All other material terms of the Credit Agreement, including the interest rate applicable to the Revolving Credit Facility, remained unchanged. The refinancing was structured as a new term loan with a principal amount of $694.8 million, equal to the remaining outstanding balance of the term loan prior to the refinancing, bearing interest at the reduced rate provided under the Second Refinancing Amendment. No prepayment penalties were incurred. In connection with the Second Refinancing Amendment, certain lenders exited the syndicate, which resulted in extinguishment accounting for the portion of the debt attributable to those lenders. As a result, the Company recognized a loss on extinguishment of debt of approximately $1.4 million, which is included in Other, net in the Condensed Consolidated Statements of Operations and Comprehensive Income. The portion of the refinancing involving continuing lenders was accounted for as a debt modification. In addition, certain new lenders joined the syndicate, and the borrowings attributable to those lenders were accounted for as new debt issuances. In connection with the refinancing, the Company recorded a $48.2 million payment to exiting lenders and proceeds in an equal amount from new lenders and continuing lenders that increased their holdings. These amounts are presented on a gross basis as payments on and proceeds from Term Loan refinancing within financing activities in the Condensed Consolidated Statements of Cash Flows. In connection with the refinancing, the Company incurred $0.5 million of original issuance costs, which were deferred and will be amortized over the term of the Term Loan Facility. Third-party fees were expensed as incurred and totaled approximately $0.3 million.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
The following table summarizes the material interest rate terms applicable to borrowings under the Credit Agreement. Borrowings bear interest at either a benchmark rate or an alternate base rate, in each case plus the applicable rate. Applicable rates are subject to a potential reduction of 0.25% if the Company achieves certain public corporate or corporate family ratings on an ongoing basis:

Facility	Rate Type	Applicable Rate
Term Loan Facility	Benchmark Rate[1]	2.00%
	Alternate Rate[2]	1.00%
Revolving Credit Facility	Benchmark Rate[1]	2.25%
	Alternate Rate[2]	1.25%
	Commitment Fee[3] (unused portion)	0.50%
[1] Bear interest at the benchmark rate, including Term Secured Overnight Financing Rate or, in the case of certain foreign currency borrowings, Euro Interbank Offered Rate, plus the applicable rate shown above.
[2] Bear interest at the alternate base rate, plus the applicable rate shown above. The alternate base rate is defined as the highest of (i) the U.S. prime rate, (ii) the federal funds rate plus 0.50%, (iii) the Benchmark Rate for an interest period of one month plus 1.00% and (iv) 1.00%.
[3] The commitment fee is payable on the unused portion of the Revolving Credit Facility.

The effective interest rate on the Term Loan Facility as of September 30, 2026 was 6.33%.

There were no borrowings and no letters of credit outstanding under the Revolving Credit Facility as of September 30, 2026. As of September 30, 2026, the Company’s unamortized debt issuance costs related to the Revolving Credit Facility were $1.9 million and are included in other long-term assets on the Condensed Consolidated Balance Sheets.

The Credit Agreement requires quarterly payments equal to 0.25% of the $694.8 million refinanced principal amount under the Term Loan Facility. Additionally, the Credit Agreement requires mandatory prepayments in connection with certain asset sales, the incurrence of certain additional indebtedness and the Company’s operating performance, in each case subject to various limitations and exceptions.

The Credit Agreement further contains certain customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) sell assets, (iv) enter into transactions with affiliates, (v) effect mergers and (vi) incur indebtedness. The Credit Agreement additionally contains customary representations, warranties, affirmative covenants and events of default (subject to grace periods). As of September 30, 2026, management had not identified any events of non-compliance with the covenants under the Credit Agreement.
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

Under the Series B Purchase Agreement, which was also entered into in August 2025, the Company issued 390,000 shares of Series B Preferred Stock to Pepsi. Each share of Series B Preferred Stock is convertible, subject to certain conditions and adjustments, into approximately 29 shares of Common Stock and Pepsi obtained the right to designate one additional Board member for a total of two Board seats, which number may in certain circumstances be ratably increased upon a subsequent expansion of the number of persons serving on the Board. The Series B Preferred Stock issued in connection with the Pepsi Transactions had a stated purchase price of $585.0 million and a fair value of $907.9 million on the issuance date. The total non-cash consideration of $935.8 million comprised the fair value of the newly issued Series B Preferred Stock and the modified Series A Preferred Stock. The total non-cash consideration was allocated among the various components of the Pepsi Transactions, including the implicit upfront payment to Pepsi for the Captaincy, considering the allocation measurement principles of ASC 606, and the Rockstar Acquisition, based on the estimated value of Rockstar. The implicit upfront payment to Pepsi is being amortized as a reduction of revenue over the term of the A&R U.S. Distribution Agreement in accordance with ASC 606.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
Under the A&R Distribution Agreements, Pepsi became the primary distributor of Celsius, Alani Nu and Rockstar products in the U.S. and Canada. Pursuant to the A&R U.S. Distribution Agreement, Pepsi agreed to reimburse the Company for distributor termination fees up to $275.0 million to facilitate the transition of certain Alani Nu distribution rights to Pepsi. As of September 30, 2026, the Company had received the entire $275.0 million from Pepsi. The Company recorded the amount received as deferred revenue and recognizes it as an increase to revenue on a straight-line basis over the term of the A&R U.S. Distribution Agreement.
On May 21, 2026, the Company entered into the Channel Transition Amendment which transferred additional territory rights of certain former Alani Nu distributors to Pepsi. Pepsi agreed to reimburse the Company $81.1 million for related distributor termination fees, with amounts received by the Company from Pepsi contractually restricted for use solely to satisfy the related termination obligations. As of September 30, 2026, the Company had received the entire $81.1 million from Pepsi and utilized all of such amount in accordance with the Channel Transition Amendment. The Company recorded the amount received as deferred revenue and recognizes it as an increase to revenue on a straight-line basis over the remaining term of the A&R U.S. Distribution Agreement.

The following table presents deferred revenue and deferred other cost balances related to the 2026, 2025 and 2022 transactions entered into with Pepsi. Each of these amounts is included within the respective line item on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

	September 30, 2026
Balance sheet line item	2026 Transaction	2025 Transaction	2022 Transaction	Total
Deferred other costs-current	$—	$35,396	$14,124	$49,520
Deferred other costs-non-current	—	525,044	209,499	734,543
Deferred revenue-current	4,992	16,256	9,513	30,761
Deferred revenue-non-current	$74,051	$241,002	$141,113	$456,166

	December 31, 2025
Balance sheet line item	2025 Transaction	2022 Transaction	Total
Deferred other costs-current	$35,040	$14,124	$49,164
Deferred other costs-non-current	551,544	220,091	771,635
Deferred revenue-current	16,815	9,513	26,328
Deferred revenue-non-current	$252,954	$148,201	$401,155

For the three and nine months ended September 30, 2026, amortization of deferred other costs recognized as a reduction of revenue was approximately $12.1 million and $36.7 million, respectively. For the three and nine months ended September 30, 2026, amortization of deferred revenue recognized as an increase to revenue was approximately $7.7 million and $21.4 million, respectively.

For the three and nine months ended September 30, 2025, amortization of deferred other costs recognized as a reduction of revenue was approximately $6.3 million and $13.4 million, respectively. For the three and nine months ended September 30, 2025, amortization of deferred revenue recognized as an increase to revenue was approximately $3.6 million and $8.4 million, respectively.
For more information on the components of the Pepsi Transactions, the A&R Distribution Agreements and the Channel Transition Amendment, see Note 4. Revenue, Note 5. Acquisitions and Note 12. Mezzanine Equity.
12.    MEZZANINE EQUITY
Convertible Preferred Stock
As of September 30, 2026 and December 31, 2025, the Company had authorized and designated 1,466,666 shares of Series A Preferred Stock with a par value of $0.001 per share and a stated value of $375.00 per share. In addition, as of September 30, 2026 and as of December 31, 2025, the Company had authorized and designated 390,000 shares of Series B Preferred Stock, with a par value of $0.001 per share and a stated value of $1,500.00 per share. The stated per share values may increase from time to time if dividends on the Preferred Stock are paid as paid-in-kind dividends pursuant to the Series A Certificate or the Series B Certificate, as applicable.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
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
The Company engaged a third-party valuation firm to assist in determining the fair value of the Series A Preferred Stock as of the issuance date. The valuation of the Series A Preferred Stock represents a non-recurring fair value measurement. The Company used a Monte Carlo simulation model to determine the fair value of the Series A Preferred Stock on August 1, 2022. The Monte Carlo simulation utilized multiple Level 2 and 3 inputs, which included a volatility rate of 45.0%, risk free interest rate of 2.7%, a 5.0% dividend rate, the closing price of the Company’s Common Stock on the issuance date of $98.87 (before the Forward Stock Split), a debt discount rate of 12.5% and a DLOM attributed to the registration period of the underlying stock. The selected historical volatility was based on Celsius and a peer group with comparable characteristics. The risk free interest rate was based on the U.S. STRIPS Rate with a corresponding term as of issuance date. The 5.0% dividend rate is consistent with the Series A Certificate. The debt discount rate was based on estimated credit analysis and corresponding market yields as of the issuance date. The Company also applied a nominal DLOM with respect to the assumed registration period of the underlying shares.
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
Additionally, under the Series B Purchase Agreement, Pepsi currently has the right to designate two persons to be nominated by Pepsi for election to the Board, which number of directors may, in certain circumstances, be ratably increased upon a subsequent expansion of the number of persons serving on the Board. Upon the earlier of (i) Pepsi, together with its affiliates, ceasing to beneficially own at least approximately 31.6 million shares of Common Stock (on an as-converted basis) and (ii) the termination of the Captaincy, Pepsi's designation right will be reduced to one director. If Pepsi, together with its affiliates, ceases to own at least approximately 11.0 million shares of Common Stock (on an as-converted basis), then Pepsi's Board designation rights will terminate in their entirety. As of September 30, 2026, Pepsi has two designated directors serving on the Board. Notwithstanding that the Preferred Stock is not currently convertible into Common Stock, the Series B Purchase Agreement provides that Pepsi is deemed to beneficially own the underlying shares of Common Stock for purposes of its rights under such agreement.
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
September 30, 2026
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
Liquidation Preference
The Preferred Stock ranks, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s Common Stock, (ii) senior to any class or series of capital stock of the Company expressly designated as ranking junior to the Preferred Stock, (iii) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Preferred Stock (the Series A Preferred Stock and the Series B Preferred Stock rank on parity with one another) and (iv) junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Preferred Stock. The aggregate liquidation preference of the Series A Preferred Stock was $550.0 million as of both September 30, 2026 and December 31, 2025. The aggregate liquidation preference of the Series B Preferred Stock was $585.0 million as of both September 30, 2026 and December 31, 2025.
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
Dividends
The Preferred Stock entitles the holder to cumulative dividends, which are payable quarterly in arrears either in cash, in-kind or a combination thereof, at the Company’s election. These Regular Dividends accrue on each share of Preferred Stock at the rate of 5.0% per annum, subject to adjustment as set forth in the Certificates of Designation. In addition to such quarterly Regular Dividends, shares of Preferred Stock also entitle the holder to participate in any dividends paid on the Company’s Common Stock on an as-converted basis. There were no dividends issued to common stockholders for either the three or nine months ended September 30, 2026 and 2025.
For the three and nine months ended September 30, 2026, the Company declared and paid $6.9 million and $20.6 million, respectively, in Regular Dividends on the Series A Preferred Stock, which amounted to $4.73 and $14.02, respectively, per preferred share. For the three and nine months ended September 30, 2026, the Company declared and paid $7.4 million and $21.9 million, respectively, in Regular Dividends on the Series B Preferred Stock, which amounted to $18.90 and $56.08, respectively, per preferred share.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
For the three and nine months ended September 30, 2025, the Company declared and paid $6.9 million and $20.6 million, respectively, in Regular Dividends on the Series A Preferred Stock, which amounted to $4.73 and $14.03, respectively, per preferred share. The Company declared and paid $2.7 million in Regular Dividends on the Series B Preferred Stock, which amounted to $6.99 per preferred share for the three months ended September 30, 2025.
There were no cumulative undeclared dividends on the Preferred Stock at September 30, 2026 or December 31, 2025.
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
September 30, 2026
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
Conversion
The shares of Preferred Stock may be converted into shares of the Company’s Common Stock pursuant to the applicable Certificates of Designation either at the option of the Company or subject to an automatic conversion as discussed below. The Series A Preferred Stock has a conversion price of $25.00 and a stated value of $375.00 per share and the Series B Preferred Stock has a conversion price of $51.75 and a stated value of $1,500.00 per share. The conversion price is subject to customary adjustment as set forth in the applicable Certificates of Designation. The conversion ratio per share of Preferred Stock is calculated as the quotient of (a) the sum of (x) the stated value of such share of Preferred Stock as of the applicable conversion date, plus (y) all accrued and unpaid dividends previously added to the stated value of such share of Preferred Stock and without duplication, all accrued and unpaid dividends per share of Preferred Stock through the applicable conversion date; divided by (b) the conversion price as of the conversion date. As of September 30, 2026, the conversion ratio of the Series A Preferred Stock into Common Stock was 1-to-15 and the conversion ratio of the Series B Preferred Stock was 1-to-28.99. The Company will not issue fractional shares of Common Stock upon conversion of the Preferred Stock; instead, holders will receive a cash payment in lieu of any fractional share amount, which is determined based on the product of the fractional share and the Ten-Day VWAP as of the applicable conversion date. At September 30, 2026, approximately 22.0 million and 11.3 million shares of Common Stock were issuable upon conversion of the Series A Preferred Stock and the Series B Preferred Stock, respectively.
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

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
As of September 30, 2026 and December 31, 2025, it was not probable that the Preferred Stock would become redeemable. The Company expects that the most likely form of settlement will be conversion into Common Stock, which is expected to occur before the holder’s right to request redemption becomes exercisable.
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
13.    STOCKHOLDERS' EQUITY
Stock-based Compensation
On May 28, 2025, the Company's stockholders approved the 2025 Plan, which has the objective of attracting and retaining skilled personnel and to enable the Company to grant equity compensation awards and other types of incentive compensation. As of September 30, 2026, there were 4.6 million shares of Common Stock available for issuance under the 2025 Plan.
The 2015 Plan, which was adopted on April 30, 2015 and expired in 2025, had the objective of attracting and retaining skilled personnel and enabled the Company to grant equity compensation awards and other types of incentive compensation. As of September 30, 2026, there were 0.8 million unvested awards under the 2015 Plan and certain vested but unexercised awards remained outstanding. No further awards can be granted under the 2015 Plan.
A summary of the Company’s RSU and PSU activity for the nine months ended September 30, 2026 and 2025 is presented in the following table:

	Nine Months Ended September 30,
	2026		2025
	RSUs/PSUs (000's)	Weighted Average Grant Date Fair Value	RSUs/PSUs (000's)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	2,054	$36.66	1,021	$45.09
Granted	1,030	$48.82	1,318	$29.13
Vested	(576)	$35.73	(332)	$41.61
Forfeited and cancelled	(430)	$38.95	(81)	$38.84
Unvested at end of period	2,078	$42.27	1,926	$35.02
A summary of PSU awards granted during the nine months ended September 30, 2026, is as follows:

Grant Date	Number of Shares (000's)	Performance Period	Metrics	Grant Date Fair Value
February 27, 2026	67	2026-2028	Revenue rTSR	Revenue - $53.61 rTSR - $81.38
March 2, 2026	4	2026-2028	Revenue rTSR	Revenue - $49.25 rTSR - $72.33

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
Treasury Stock
Share Repurchase Program
In November 2025, the Board approved a share repurchase program under which the Company may repurchase up to $300.0 million of its outstanding Common Stock. Share repurchases may be made from time to time through open market transactions, privately negotiated transactions and accelerated share repurchase transactions, arrangements or other methods, including transactions executed pursuant to a pre-set trading arrangement intended to satisfy the requirements of Rule 10b5-1(c) of the Exchange Act. As of September 30, 2026, $91.4 million remained available for repurchase under the program. The program does not obligate the Company to repurchase any shares, has no expiration date and may be modified, suspended, or terminated by the Board at any time at its discretion.
During the three and nine months ended September 30, 2026, the Company repurchased approximately 1.6 million and 5.6 million shares of Common Stock, respectively, at a weighted average price of $27.28 and $30.18 per share, respectively. The total cost to repurchase these shares, including excise tax and commissions, for the three and nine months ended September 30, 2026 was $45.0 million and $170.5 million, respectively. There were no share repurchases under a share repurchase program during either the three or nine months ended September 30, 2025. As of September 30, 2026, none of the repurchased shares had been reissued.
Employee Withhold-To-Cover Taxes
To satisfy employees’ tax withholding obligations, the Company uses net settlement, under which shares of Common Stock are withheld upon vesting and the related taxes are paid by the Company in cash. For the three and nine months ended September 30, 2026, $0.3 million and $10.0 million, respectively, were recorded for these net settlements. For the three and nine months ended September 30, 2025, $0.4 million and $3.3 million, respectively, were recorded for these net settlements. These amounts are reflected within the Repurchase of Common Stock line in the Condensed Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity and the Repurchase of Common Stock related to employee tax withholdings line in the Condensed Consolidated Statements of Cash Flows.
Employee Stock Purchase Plan

In February 2025, the Board approved the Company’s 2025 ESPP, which authorized the issuance of up to 850,000 shares of Common Stock. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Eligible employees may elect to participate in the ESPP through payroll deductions of up to 15% during designated six-month offering periods, which run from January through June and from July through December of each year. On each purchase date, accumulated payroll deductions will be used to purchase shares at a price equal to 85% of the lower of the Company's stock price on the applicable offering period start date or on the purchase date. Participants may withdraw from the ESPP in accordance with the plan’s terms and receive a refund of accumulated contributions that have not yet been used to purchase shares. The fair value of the discount associated with shares purchased under the plan is recognized as stock-based compensation expense over the offering period. Forfeitures are recognized as they occur.

During the first offering period, employees purchased 29,298 shares of Common Stock. As of September 30, 2026, there were 820,702 shares available for issuance under the ESPP. There were no employee purchases during the comparable prior-year period, as the ESPP had not yet commenced.
14.    SEGMENT REPORTING

The Company functions as a single operating and reportable segment because its operations and strategies are centrally managed and remain significantly similar across the geographical regions in which it operates and its brands. The CODM evaluates operating results and allocates resources on a consolidated basis due to the significant economic interdependencies between the Company's geographical operations and its brands. The CODM does not regularly review asset information or other balance sheet data; accordingly, the Company does not disclose specific asset information for its single reportable segment herein.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)

The following table reflects certain financial data for the Company's single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$847,228	$725,106	$2,447,768	$1,793,641
Cost of revenue (excluding outbound freight)	(400,589)	(314,295)	(1,123,010)	(775,046)
Outbound freight	(50,386)	(38,532)	(156,750)	(93,092)
Gross profit	396,253	372,279	1,168,008	925,503

Selling and marketing expenses	(162,004)	(147,831)	(494,499)	(379,569)
General and administrative expenses	(58,705)	(57,740)	(198,431)	(184,230)
Distributor termination fees	(3,481)	(246,707)	(88,768)	(246,707)
Total other expense, net	(8,998)	(8,032)	(16,180)	(12,570)
Net income (loss) before provision for income taxes	$163,065	$(88,031)	$370,130	$102,427

Provision for income taxes	(36,109)	27,017	(77,783)	(19,167)
Net income (loss)	$126,956	$(61,014)	$292,347	$83,260

15.    COMMITMENTS AND CONTINGENCIES

Legal

The Company is involved in various legal proceedings and regulatory matters arising in the ordinary course of business. The Company evaluates developments in these matters on an ongoing basis and adjusts its accruals and disclosures, as appropriate.

The outcomes of legal proceedings and regulatory matters are inherently unpredictable and subject to significant uncertainties. An adverse outcome in one or more of these matters, individually or in the aggregate, could have a material adverse effect on the Company's results of operations or cash flows. Except as otherwise disclosed below, the Company is unable to reasonably estimate a possible loss or range of loss in excess of amounts accrued, if any.
Securities Litigation Concerning the Pepsi Distribution Agreement

The Company and individual executives were named as defendants in two putative securities class actions, both filed in the U.S. District Court for the Southern District of Florida and concerning, among other things, allegedly false and misleading statements or omissions concerning the Company’s distribution agreement with Pepsi and the Company’s growth. The first putative securities class action was filed on November 22, 2024. The complaint asserted claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The second putative securities class action was filed on January 14, 2025. The complaint also asserted claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. On March 3, 2025, the Court consolidated the two actions (the “Securities Class Action”) and appointed lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on April 25, 2025, naming the Company, its CEO, CFO and Chief of Staff as defendants. The amended complaint asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The amended complaint was filed on behalf of stockholders who purchased or otherwise acquired shares of the Company’s stock between May 9, 2023 and November 5, 2024. On June 13, 2025, the Company filed a motion to dismiss seeking complete dismissal of the amended complaint. After full briefing, the Magistrate Judge issued a report and recommendation on December 4, 2025, recommending that the motion to dismiss be granted. Lead plaintiff filed an objection to the report and recommendation and the Company responded. On March 31, 2026, the District Court granted the Company's motion to dismiss, with leave for the lead plaintiff to replead. The lead plaintiff filed a second amended complaint on April 20, 2026. The Company moved to dismiss the second amended complaint on May 20, 2026. The lead plaintiff filed its opposition on June 30, 2026, and the Company filed its reply brief on July 21, 2026.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in derivative actions pending in federal and state court in Nevada, concerning, among other things, allegedly false and misleading statements or omissions concerning the Company’s distribution agreement with Pepsi and the Company’s growth. Two of the derivative actions were filed in the U.S. District Court for the District of Nevada. The first was filed on December 16, 2024, in the U.S. District Court for the District of Nevada (the “Dobler Derivative Action”). The Company was named as a nominal defendant. The complaint asserts claims for (i) violations of Section 14(a) of the Exchange Act, (ii) breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, (v) gross mismanagement, (vi) abuse of control and (vii) contribution under Section 10(b) and 21D of the Exchange Act, solely against the Company’s CEO and CFO.
The second federal derivative action was filed on January 31, 2025, (the “Stoyanoff Derivative Action”). The Company was named as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) violations of Section 14(a) of the Exchange Act and Rule 14a-9, (v) abuse of control and (vi) waste of corporate assets. The Dobler Derivative Action and the Stoyanoff Derivative Action were consolidated on March 5, 2025. Additionally, three derivative actions were filed in the District Court of Clark County, Nevada. The first of these state court derivative actions was filed on February 7, 2025, (the “Sunny Derivative Action”). The complaint asserts claims for (i) breach of fiduciary duty, (ii) unjust enrichment, (iii) abuse of control and (iv) waste of corporate assets. The second was filed on February 11, 2025, (the “Murphy Derivative Action”). The complaint asserts claims for (i) breach of fiduciary duty and (ii) unjust enrichment. The third derivative action was filed on March 31, 2025, (the “Flannery Derivative Action”). The complaint asserts claims for (i) breach of fiduciary duty and (ii) unjust enrichment. The Flannery Derivative Action, together with the Sunny Derivative Action and Murphy Derivative Action, are referred to as the “State Court Derivative Actions.” The State Court Derivative Actions were consolidated on June 9, 2025. All of the derivative actions have been stayed unless and until: (i) the Securities Class Action is dismissed with prejudice, and all appeals related thereto have been exhausted; or (ii) the pending motion to dismiss in the Securities Class Action is denied in full or in part.
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
California Consumer Class Action

On January 22, 2025, the Company and certain individuals were named as defendants in a putative class action filed in the U.S. District Court for the Central District of California. The complaint alleges, on behalf of a putative nationwide class of all purchasers of Celsius products, that plaintiff and other class members were misled regarding the alleged financial relationship between Celsius and the individual defendants, who allegedly promoted the Company’s products on social media. The complaint asserts claims for (i) violation of California’s Consumers Legal Remedies Act and Unfair Competition Law, (ii) unjust enrichment and (iii) negligent misrepresentation. On August 18, 2025, the court dismissed the plaintiff's complaint with leave to amend. On September 15, 2025, the plaintiff filed an amended complaint premised on the same claims. On October 15, 2025, a motion to dismiss, or in the alternative, transfer, the amended complaint was filed on behalf of all defendants. On June 17, 2026, following oral argument, the court granted the motion in part and dismissed the action in its entirety, with leave to amend. On July 8, 2026, plaintiff filed a second amended class action complaint asserting substantially the same claims as the prior complaint. On August 21, 2026, the Company moved to dismiss the second amended class action complaint, with plaintiff filing its opposition on September 28, 2026, and the Company filing its reply brief on October 12, 2026. The court scheduled oral argument in the matter for December 8, 2026.

The Company believes that the claims asserted in this putative class action are without merit and that the likelihood of loss is remote. However, the ultimate outcome of this action may differ materially from the Company’s current expectations and the Company is unable to reasonably estimate a range of losses at this time. The Company will vigorously defend itself against this allegation.
Strong Arm Productions
On May 4, 2021, plaintiffs Strong Arm Productions USA, Inc., Tramar Dillard, professionally known as Flo Rida, and D3M Licensing Group, LLC filed a lawsuit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiffs asserted that the Company breached two endorsement and licensing agreements that were entered into between plaintiffs and the Company in 2014 and 2016. Plaintiffs alleged the Company had reached certain revenue and sales benchmarks set forth in the 2014 agreement that entitled them to receive 2.25 million shares (as adjusted for the Forward Stock Split) of the Company's Common Stock. In addition, the plaintiffs claimed they were entitled to receive unspecified royalties under the 2016 agreement.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
On September 4, 2026, the Company entered into a settlement agreement with the plaintiffs resolving the lawsuits and all related claims between the parties. Under the settlement agreement, without admitting any wrongdoing or liability, the Company agreed to pay the plaintiffs an aggregate amount of $85.0 million, consisting of $60.0 million paid on September 15, 2026 and $25.0 million payable on January 5, 2027. The settlement amount equals the amount the Company previously reported and accrued as of prior quarter end in connection with these matters. As of September 30, 2026, the remaining unpaid balance of $25.0 million was recorded in other current liabilities on the Condensed Consolidated Balance Sheets.
Eniva Trademark Litigation Concerning Vibe-Formative Marks
On March 20, 2025, the Company filed a declaratory judgment action against Eniva after Eniva alleged before the Trademark Trial and Appeal Board that the Company’s VIBE-formative marks were likely to cause confusion with Eniva’s registered VIBE mark used in connection with liquid dietary supplements. The declaratory judgment action was filed in the U.S. District Court for the District of Minnesota, seeking a declaration that the Company’s use and registration of its marks do not infringe Eniva’s trademark rights. On April 10, 2025, Eniva filed its answer and counterclaims, asserting, among other things, that the Company's use of the VIBE-formative marks constitutes trademark infringement under federal and state law, false designation of origin and unfair competition. Eniva further seeks an order declaring that the Company is not entitled to register its marks. Eniva seeks injunctive relief, damages, cancellation of the Company’s trademark applications and attorneys’ fees. Pursuant to the case schedule, dispositive motions are due on or before April 5, 2027.
The Company believes the claims are without merit and intends to vigorously defend its rights to use its intellectual property. The Company accrued a liability of $0.2 million related to this matter as of September 30, 2026. The ultimate outcome may differ materially from the Company’s current expectations and the Company is unable to reasonably estimate a range of losses in excess of the amount accrued.
Larissa Rodriguez v. Glazer’s
On April 8, 2026, a wrongful-death action was filed in the District Court of Hidalgo County, Texas, by the parents of Larissa Rodriguez against Glazer’s Beer and Beverage, LLC and Glazer’s Beer and Beverage of Texas, LLC, a former local distributor of Alani Nu products (the “Glazer Action”). The complaint alleges, among other things, that Ms. Rodriguez consumed one or more Alani Nu energy drinks and later died from cardiomyopathy allegedly caused by excessive caffeine consumption, and that the product was marketed toward minors without adequate warnings regarding alleged caffeine-related risks.
The Company is not currently named as a defendant, but the matter relates to Alani Nu products and the Company has an obligation to indemnify the named defendants for a loss arising out of any actual or alleged injury or damages suffered in connection with the consumption or purchase of Alani Nu. The Company believes that the claims are without merit. However, the Company is unable to reasonably predict the ultimate outcome or timing of resolution of this matter, or estimate the amount or range of any potential loss.
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
Marketing Practices Securities Class Action
On September 4, 2026, a putative securities class action was filed in the U.S. District Court for the Southern District of Florida. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint is filed on behalf of a putative class that purchased the Company’s securities between February 21, 2025 and June 3, 2026. The complaint names as defendants the Company, its CEO, CFO and Chief of Staff.
The complaint alleges that the defendants made materially false or misleading statements and failed to disclose material information concerning the health risks associated with Alani Nu energy drinks, the marketing of Alani Nu products, and the Company’s compliance practices. The complaint further alleges that the defendants’ statements concerning the Company’s products, operations, and business prospects were materially misleading because the Company allegedly failed to disclose risks associated with the caffeine content of Alani Nu energy drinks and the potential impact of those risks on the Company’s business, reputation, and financial performance. The complaint refers to the Glazer Action and the June 2026 investigation announced by the Attorney General of the State of Texas concerning the marketing and safety of Celsius and Alani Nu energy drinks. The complaint alleges that the Company’s stock price declined following public reports concerning those matters.

Celsius Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026
(Tabular dollars in thousands, except per share amounts)
The Company believes that the claims asserted in this action are without merit and intends to vigorously defend itself and the individual defendants. The Company is unable to predict the outcome of this action or reasonably estimate a range of potential losses at this time. On November 3, 2026, three motions were filed seeking appointment as lead plaintiff. The Company’s current deadline to respond to the complaint is November 24, 2026.
Nielsen and Valente Class Actions
On October 26, 2026, a putative consumer class action, Nielsen v. Celsius Holdings, Inc., was filed against the Company and Celsius, Inc. in the U.S. District Court for the Western District of Washington. The complaint alleges that certain statements on Celsius product labels are misleading and not adequately substantiated. The complaint asserts claims for violation of the Washington Consumer Protection Act and fraudulent concealment. The putative class covers all persons who bought a covered product in Washington from October 26, 2022, through trial.
On October 28, 2026, a nearly identical putative class action, Valente v. Celsius Holdings, Inc., was filed against the Company in the U.S. District Court for the Northern District of Illinois. The complaint makes substantially similar allegations on behalf of a putative class of Illinois purchasers and asserts claims for violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and fraudulent misrepresentation. The putative class covers all persons who bought a covered product in Illinois from October 27, 2022, through trial.
The Company believes that the claims asserted in both actions are without merit and intends to vigorously defend against them. The Company is unable to predict the outcome of these actions or reasonably estimate the amount or range of potential losses, if any, that may result from these actions at this time.
Commitments
As of September 30, 2026, the Company had purchase obligations to third parties of approximately $1,003.5 million payable over the next five years. These obligations primarily relate to commitments with third-party suppliers for production-related materials and inputs, such as cans and other packaging materials, entered into in the ordinary course of business. The quantified amount excludes contracts that require the Company to purchase all or a portion of its requirements for a specified product or service but do not specify a fixed or minimum purchase quantity. The quantified amount also excludes certain supply agreements that contain minimum purchase commitments but provide for pricing based on market indices or other variable pricing mechanisms. Because the ultimate amounts payable under these agreements cannot be reasonably estimated, they are not included in the purchase obligations presented above.
Additionally, as of September 30, 2026, the Company had long-term contractual obligations aggregating approximately $91.3 million, which related primarily to non-production-related commitments including information technology transition projects, sponsorships, and other sales and marketing activities.
From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to certain distribution agreements under which the Company may have to indemnify the Company’s customers from any claim, liability or loss arising out of any actual or alleged injury or damages suffered in connection with the consumption or purchase of the Company’s products or the use of Company trademarks. The terms of such obligations vary and typically, a maximum obligation is not explicitly stated.

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
•The ownership stake and Board representation by Pepsi may allow it to exert influence over our strategic and governance decisions;
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
•Other statements regarding our future operations, financial condition, prospects and business strategies; and
•Those factors contained in this Quarterly Report under the heading, “Risk Factors”.
Forward-looking statements and information involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I, Item 1A Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements may be based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Our Business
Executive-Level Overview
Celsius is a functional energy drink company operating in the U.S. and internationally. Our portfolio consists of three brands: CELSIUS®, our core functional energy brand; Alani Nu®, a wellness-focused energy and nutrition brand, acquired in April 2025; and Rockstar Energy®, an established energy brand with a strong heritage, acquired in August 2025. Together, these brands form a differentiated, multi-brand platform designed to serve distinct consumers, occasions and energy needs, supporting functional performance and active lifestyles.
CELSIUS® is a functional energy brand offering products across a range of formats, including ready-to-drink, on-the-go powder and hydration, designed to support active and wellness-oriented lifestyles for consumers who are 18 years and older. Our products are widely available throughout the U.S. and Canada across a broad range of retail outlets, including grocery stores, natural product stores, convenience stores, fitness centers, mass retailers, vitamin specialty stores and e-commerce platforms. Additionally, our products are offered in select markets in Europe, the Middle East and the Asia-Pacific region as we have continued to expand our global presence.
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
Rockstar strengthens our total energy portfolio by adding both full-sugar and zero-sugar offerings that complement our existing brands. With established brand equity, Rockstar enhances our ability to serve core energy consumers who are 18 years and older.
Together, our brands enable a portfolio-led approach to serving diverse consumer preferences across performance, lifestyle and traditional energy occasions.
We engage in developing, manufacturing, processing, marketing, selling and distributing Celsius, Alani Nu and Rockstar products. Our operational model strategically relies primarily on co-packers for the manufacture and supply of our products, leveraging their specialized expertise and scalable production capabilities. Additionally, we utilize our in-house manufacturing facility to complement our strategic use of co-packers. This approach allows us to maintain flexibility in responding to market demands and to focus our resources on innovation, marketing and expanding our distribution channels. We continuously assess and optimize our supply chain to support product quality, consistency and timely delivery to our customers.
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
On May 21, 2026, the Company entered into the Channel Transition Amendment, which transferred additional territory rights of certain former Alani Nu distributors to Pepsi. Pepsi agreed to reimburse the Company for related distributor termination fees of $81.1 million, with amounts received by the Company from Pepsi contractually restricted for use solely to satisfy the related termination obligations. The additional territories being distributed by Pepsi are subject to the terms and conditions of the A&R Distribution Agreements. As of September 30, 2026, the Company had received and utilized the entire $81.1 million from Pepsi under the Channel Transition Amendment.
In September 2026, the Company reached a settlement resolving litigation with Strong Arm Productions USA, Inc., Tramar Dillard (professionally known as Flo Rida), and D3M Licensing Group, LLC related to two endorsement and licensing agreements entered into in 2014 and 2016. Under the settlement, the Company agreed to pay an aggregate of $85.0 million, of which $60.0 million was paid in September 2026, with the remaining $25.0 million payable in January 2027. For more information, see Note 15. Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Impact of Macroeconomic Trends
The imposition of tariffs, including U.S. tariffs imposed or threatened to be imposed on other countries and any tariffs imposed by such countries, have impacted and could continue to impact our supply chain, including the cost of certain raw materials and packaging, including aluminum. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act were unlawful, and those duties were subsequently terminated. As a result, we have begun to receive refunds of previously paid duties; the ultimate amount and timing of additional refunds, if any, remain uncertain and subject to ongoing legal, regulatory, and administrative developments. The current administration has since imposed alternative tariffs under other statutory authority, and we continue to monitor developments. Any supply chain constraints, inflationary impacts or reduced consumer demand as a result of such tariffs or ongoing macroeconomic uncertainty could impact our results.
Similarly, the ongoing conflict in the Middle East, including tensions involving Iran, has impacted and could continue to impact our operations through increased fuel, energy and transportation costs as well as supply chain disruptions and increased cost of aluminum. Although we sell products in the Middle East, revenue from that region is not material to our overall results, and we do not anticipate the conflict to have a meaningful direct impact on our net sales.
The rapidly changing nature of global trade policies, tariff regulations, geopolitical developments and other aspects of the macroeconomic environment make it difficult to reasonably estimate potential future impacts on our cost structure and results of operations.
Impact of One Big Beautiful Bill Act
On July 4, 2025, the OBBBA was signed into law in the U.S. The legislation introduced a wide array of changes to the U.S. corporate tax system, including permanent extensions of certain provisions of the Tax Cuts and Jobs Act of 2017 and substantial modifications to the international tax regime applicable to U.S. multinational corporations. Significant provisions include the permanent restoration of 100% bonus depreciation for qualifying property, changes to the global intangible low-taxed income regime, now referred to as net CFC tested income, the treatment of foreign tax credits, and the foreign-derived intangible income deduction. We evaluated the applicable OBBBA provisions and incorporated their impact into our September 30, 2026 financial statements. The impact of the OBBBA provisions is not expected to have a material impact on our 2026 annual effective tax rate.

Financial Condition
Our financial condition as of September 30, 2026 reflected the following significant changes compared to December 31, 2025:
•Accrued expenses decreased by $68.7 million, primarily due to the $60.0 million payment made on September 15, 2026 under the $85.0 million settlement agreement related to the Strong Arm Productions litigation. The remaining $25.0 million, payable on January 5, 2027, was recorded within other current liabilities as of September 30, 2026;
•Accrued distributor termination fees decreased by $262.0 million, primarily reflecting the settlement of termination fees owed to former Alani Nu distributors for the transfer of territory rights to Pepsi under the A&R Distribution Agreements and Channel Transition Amendment, offset by the additional fees incurred under the Channel Transition Amendment during the nine months ended September 30, 2026;
•Accrued promotional allowance increased by $171.2 million, primarily due to timing of payments and changes in the Alani Nu sales channel mix, including a higher mix of DSD sales; and
•Treasury stock increased by $180.5 million, primarily reflecting repurchases under the share repurchase program approved in November 2025, which included nine months of activity during 2026 compared to two months of activity in 2025.
Results of Operations
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Revenue
For the three months ended September 30, 2026, revenue was approximately $847.2 million, an increase of $122.1 million or 16.8%, from $725.1 million for the three months ended September 30, 2025. Revenue in North America was approximately $806.2 million, representing 95.2% of total revenue for the three months ended September 30, 2026. International revenue was $41.0 million, an increase of 77.5% from the prior year period. Our international markets have continued to expand, driven by new market launches and continued investment in distribution, marketing and strategic partnerships to support long-term growth.
Celsius
For the three months ended September 30, 2026, revenue attributable to the Celsius brand was approximately $356.8 million, compared to $381.0 million for the three months ended September 30, 2025, a decrease of $24.2 million, or 6.3%. This decrease was primarily driven by SKU optimization initiatives, a decline in order volume from our largest distributor related to inventory rebalancing and softness in the club channel. This was partially offset by a decrease in promotional activity as a percentage of revenue.
Alani Nu
For the three months ended September 30, 2026, revenue attributable to the Alani Nu brand was approximately $410.1 million, compared to $332.0 million for the three months ended September 30, 2025, an increase of $78.1 million, or 23.5%. This increase was primarily driven by strong consumer demand, successful innovation and distribution expansion, partially offset by an increase in promotional activity as a percentage of revenue.
Rockstar
For the three months ended September 30, 2026, revenue attributable to the Rockstar brand was approximately $80.3 million compared to $12.2 million for the three months ended September 30, 2025. The prior year amount reflects revenue from only August 28, 2025, the Closing Date of the Pepsi Transactions, through September 30, 2025, and does not represent a full quarter of revenue for the 2025 period.
Gross Profit
For the three months ended September 30, 2026, gross profit increased by $24.0 million to $396.3 million, an increase of 6.4%, from $372.3 million for the three months ended September 30, 2025. Gross profit margin decreased to 46.8% for the three months ended September 30, 2026 from 51.3% for the three months ended September 30, 2025. The decrease in gross profit margin was primarily driven by channel mix, including a higher mix of DSD sales, and increased commodity costs, primarily aluminum and fuel.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2026, were $220.7 million, an increase of $15.1 million, or 7.3%, from $205.6 million for the three months ended September 30, 2025. This increase was primarily driven by increased investment in brand awareness and marketing initiatives and higher employee, professional service and other costs associated with supporting and marketing three brands. These increases were partially offset by a decrease in acquisition and integration costs, which were elevated in the prior year period due to the Pepsi Transactions.
Distributor Termination Fees
For the three months ended September 30, 2026, we recorded $3.5 million of distributor termination fees related to the termination of certain former Alani Nu distributors primarily in connection with the Channel Transition Amendment. This compares to $246.7 million recorded for the three months ended September 30, 2025, related to the termination of certain former Alani Nu distributors under the A&R U.S. Distribution Agreement.
Total Other Expense, net
Total other expense, net was $9.0 million for the three months ended September 30, 2026, compared to total other expense, net of $8.0 million for the three months ended September 30, 2025, reflecting an increase in other expense of $1.0 million. This increase was primarily driven by lower other income from sales of Rockstar products for which we acted as an agent under a transition services agreement immediately following the Pepsi Transactions as well as a loss on debt extinguishment in connection with our refinancing of the Term Loan Facility. This increase in expense was partially offset by a decrease in interest expense due to a lower interest rate and our partial debt repayment in 2025.
Provision for Income Taxes

Income tax expense was $36.1 million on pre-tax income of $163.1 million for the three months ended September 30, 2026, as compared to income tax benefit of $27.0 million on pre-tax loss of $88.0 million in the comparable prior year period. The effective income tax rate for the three months ended September 30, 2026 was 22.1% compared to 30.7% in the comparable prior year period. The higher effective tax rate in the prior period was due primarily to a pre-tax loss in 2025 related to U.S. distributor termination expenses despite positive income in lower-taxed foreign jurisdictions. The effective tax rate for the three months ended September 30, 2026 varied from the U.S. statutory rate due primarily to the jurisdictional mix of earnings and permanent tax differences related to stock compensation.
We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Our tax returns for tax years beginning 2021 remain subject to potential examination by the taxing authorities.
Net Income (Loss) Attributable to Common Stockholders
Net income (loss) attributable to common stockholders for the three months ended September 30, 2026, was $99.5 million, representing basic EPS of $0.39 based on a weighted average of 252.7 million shares outstanding. In comparison, for the three months ended September 30, 2025, net loss attributable to common stockholders was $70.7 million, representing basic loss per share of $(0.27) based on a weighted average of 257.8 million shares outstanding. Diluted earnings (loss) per share was $0.39 and $(0.27) for the three months ended September 30, 2026 and 2025, respectively.
The change in net income (loss) attributable to common stockholders for the three months ended September 30, 2026, compared to the prior year period, was primarily driven by the significant decrease in distributor termination fees related to certain former Alani Nu distributors. This favorable impact was partially offset by higher income tax expense and higher dividends on Series B Preferred Stock as well as income allocated to Preferred Stock. Other factors contributing to the trends driving net income and EPS are discussed above.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Revenue
For the nine months ended September 30, 2026, revenue was approximately $2,447.8 million, an increase of $654.2 million, or 36.5%, from $1,793.6 million for the nine months ended September 30, 2025. Revenue in North America was approximately $2,344.2 million, representing 95.8% of total revenue for the nine months ended September 30, 2026. International revenue was $103.6 million, an increase of 46.6% from the prior year period. Our international markets have continued to expand, driven by new market launches and continued investment in distribution, marketing and strategic partnerships to support long-term growth.

Celsius
For the nine months ended September 30, 2026, revenue attributable to the Celsius brand was approximately $1,091.7 million, compared to $1,148.3 million for the nine months ended September 30, 2025, a decrease of $56.6 million, or 4.9%. The revenue decrease is primarily related to a planned moderation in innovation activity as well as SKU optimization initiatives implemented in conjunction with the integration of our acquisitions and Alani Nu’s distribution transition. The decrease was further driven by a decline in order volume from our largest distributor related to inventory rebalancing, increased trade and promotional investment as a percentage of revenue and softness in the club channel.
Alani Nu
For the nine months ended September 30, 2026, revenue attributable to the Alani Nu brand was approximately $1,142.6 million, compared to $633.2 million for the nine months ended September 30, 2025, an increase of $509.4 million, or 80.4%. This increase was primarily attributable to the inclusion of a full nine months of Alani Nu revenue in the current year period, as compared to two quarters of revenue in the prior year period following our completion of the Alani Nu Acquisition on April 1, 2025. Alani Nu further benefited from strong consumer demand and successful innovation as well as distribution expansion, partially offset by discontinued non-core SKUs and channel mix, including a higher mix of DSD sales.
Rockstar
For the nine months ended September 30, 2026, revenue attributable to the Rockstar brand was approximately $213.5 million compared to $12.2 million for the nine months ended September 30, 2025. The prior year amount reflects revenue from only August 28, 2025, the Closing Date of the Pepsi Transactions, through September 30, 2025, and does not represent a full nine months of revenue for the 2025 period.
Gross Profit
For the nine months ended September 30, 2026, gross profit increased by $242.5 million to $1,168.0 million, an increase of 26.2%, from $925.5 million for the nine months ended September 30, 2025. Gross profit margin decreased to 47.7% for the nine months ended September 30, 2026, from 51.6% for the nine months ended September 30, 2025. The decrease in gross profit margin was primarily driven by higher promotional and incentive activity as a percentage of revenue, channel mix, including a higher mix of DSD sales, and increased commodity costs, primarily aluminum and fuel. This decrease was partially offset by ongoing improvements from our integration of acquired businesses and other raw material savings.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2026, were $692.9 million, an increase of $129.1 million, or 22.9%, from $563.8 million for the nine months ended September 30, 2025. The increase was primarily driven by incremental costs associated with the expansion of our portfolio from one brand to three brands, including increased investment in brand awareness and marketing initiatives, higher employee and professional service costs and other expenses associated with supporting and marketing three brands. The current period also reflected charges of $25.5 million related to the Strong Arm Productions legal matter, which has since been settled. These increases were partially offset by a decrease in deal, transaction and integration costs that were higher in the prior year in connection with completing the Alani Nu Acquisition and the Pepsi Transactions.
Distributor Termination Fees
For the nine months ended September 30, 2026, we recorded $88.8 million of distributor termination fees related to the termination of certain former Alani Nu distributors under the Channel Transition Amendment, which compares to $246.7 million recorded for the nine months ended September 30, 2025, as a result of the termination of certain former Alani Nu distributors under the A&R U.S. Distribution Agreement.
Total Other Expense, net
Total other expense, net was $16.2 million for the nine months ended September 30, 2026, compared to total other expense, net of $12.6 million for the nine months ended September 30, 2025, reflecting an increase of $3.6 million. The change was primarily driven by a decrease in interest income due to lower average cash balances, partially offset by a decrease in interest expense due to lower interest rates and lower outstanding principal balances.

Provision for Income Taxes

Income tax expense was $77.8 million on pre-tax income of $370.1 million for the nine months ended September 30, 2026, as compared to income tax expense of $19.2 million on pre-tax income of $102.4 million in the comparable prior year period. The effective income tax rate for the nine months ended September 30, 2026 was 21.0% compared to 18.7% in the comparable prior year period. The lower effective tax rate for the prior period was due primarily to a favorable earnings mix in 2025 related to U.S. distributor termination expenses and permanent differences related to stock compensation. The effective tax rate for the nine months ended September 30, 2026 varied from the U.S. statutory rate due primarily to the jurisdictional mix of earnings and permanent tax differences related to stock compensation.
Net Income (Loss) Attributable to Common Stockholders
Net income (loss) attributable to common stockholders for the nine months ended September 30, 2026, was $221.0 million, representing basic EPS of $0.87 based on a weighted average of 254.8 million shares outstanding. In comparison, for the nine months ended September 30, 2025, net income attributable to common stockholders was $54.7 million, representing basic EPS of $0.22 based on a weighted average of 250.3 million shares outstanding. Diluted EPS was $0.86 and $0.22 for the nine months ended September 30, 2026 and 2025, respectively.
The increase in net income (loss) attributable to common stockholders for the nine months ended September 30, 2026, was primarily driven by lower distributor termination fees compared to the prior-year period and by higher revenue and gross profit resulting from the inclusion of a full nine months of operations for all three brands, as compared to the prior year period, which included only two quarters of Alani Nu and a partial quarter of Rockstar operations. This increase in net income (loss) attributable to common stockholders was partially offset by increased costs related to the Strong Arm Productions legal matter, which has now been settled, and by dividends on our Series B Preferred Stock, which was not outstanding for the majority of the prior-year period. Other factors contributing to the trends driving net income and EPS are discussed above.

Liquidity and Capital Resources
General
As of September 30, 2026, we had unrestricted cash and cash equivalents of approximately $700.6 million and net working capital of $928.6 million.
Our primary sources of liquidity are cash flows from operations, our existing cash balances and, if needed, our $100.0 million Revolving Credit Facility. Our principal uses of cash are expected to include purchases of inventory, capital expenditures, payments of accounts payable, income taxes, dividends paid on our Preferred Stock, required debt service costs and stock repurchases. We may also use cash for other strategic or contractual obligations.
We believe that our existing cash balances, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our working capital requirements, capital expenditure needs, contractual obligations and other anticipated cash requirements for at least the next twelve months and for the foreseeable future.
On July 15, 2026, we entered into the Second Refinancing Amendment, which amended the Credit Agreement to reduce the applicable interest rate under the Term Loan Facility by 0.25%, with a potential additional reduction of 0.25% should the Company achieve certain public corporate or corporate family ratings on an ongoing basis. All other material terms of the Credit Agreement, including the applicable interest rate with respect to the Revolving Credit Facility, remained unchanged. The refinancing was structured as a new term loan with a principal amount of $694.8 million, equal to the remaining outstanding balance of the term loan prior to the refinancing, bearing interest at the reduced rate provided under the Second Refinancing Amendment. No prepayment penalties were incurred in connection with the refinancing. The refinancing is expected to reduce the Company’s borrowing costs and further enhance its financial flexibility.
Cash flows for the nine months ended September 30, 2026 and 2025
Cash provided by operating activities
Cash provided by operating activities totaled $450.2 million for the nine months ended September 30, 2026 compared to $478.9 million cash provided by operating activities for the nine months ended September 30, 2025, a $28.7 million decrease. The decrease was primarily due to the net cash effects of distributor termination activity under the A&R U.S. Distribution Agreement. During the nine months ended September 30, 2026, the Company received $64.2 million in cash from Pepsi related to a receivable recognized as of December 31, 2025. The Company used this amount, together with $141.1 million of restricted cash held since December 31, 2025 and its own cash, to fund the settlement of accrued distributor termination fees. The decrease in cash provided by operating activities also reflects the $60.0 million payment made during the third quarter of 2026 for the initial installment under the Strong Arm Productions litigation settlement (see Note 15. Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report), as well as investments in increased inventory levels to support anticipated demand, including demand for limited-time offerings. These increased cash outflows were partially offset by cash inflows from higher revenue resulting from the inclusion of a full nine months of operations for all three brands, as compared to the prior year period, which included two quarters of Alani Nu operations and only a partial quarter of Rockstar operations. The decrease in cash provided by operating activities was also partially offset by improved customer collections and an increase in accrued promotional allowances.
Cash used in investing activities
Cash used in investing activities totaled $51.0 million for the nine months ended September 30, 2026, compared to cash used in investing activities of $1,278.7 million for the nine months ended September 30, 2025, a decrease of $1,227.7 million. The decrease was primarily attributable to the absence of acquisition activity in the current-year period. Cash used in investing activities during the current year period primarily related to purchases of property, plant and equipment.
Cash used in financing activities
Cash used in financing activities totaled $236.3 million for the nine months ended September 30, 2026, compared to $839.9 million cash provided by financing activities for the same period in 2025, representing a $1,076.2 million decrease. The decrease was primarily attributable to $900.0 million of proceeds from the Term Loan Facility received during the nine months ended September 30, 2025, in connection with the Alani Nu Acquisition, with no comparable proceeds in the current year period. The decrease was further driven by Common Stock repurchases under our share repurchase program of $167.5 million, and an $11.2 million payment for the portion of contingent consideration up to the acquisition-date fair value, neither of which had comparable activity in the prior year period. The decrease was also driven by higher dividends paid on Series B Preferred Stock of $19.1 million, reflecting a full nine months of dividend activity in the current period compared to only a partial quarter in the prior-year period.

Off Balance Sheet Arrangements
As of September 30, 2026 and December 31, 2025, we had no off balance sheet arrangements.
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
Interest Rate Risk
Fluctuations in market interest rates may cause cash flows to vary. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. This can affect both our borrowing costs and the fair values of our debt obligations. We are subject to interest rate risk in connection with the Term Loan Facility and Revolving Credit Facility, which bear interest at variable rates based on either a benchmark rate or an alternate base rate, plus an applicable rate which is subject to a potential reduction of 0.25% should the Company achieve certain public corporate or corporate family ratings on an ongoing basis. A one-percentage-point increase in the interest rate would raise our annual interest expense by approximately $6.8 million, based on outstanding balances under the Term Loan Facility as of September 30, 2026. There were no borrowings under the Revolving Credit Facility as of September 30, 2026. For additional information see Note 10. Debt in the notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.
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
Our Chief Executive Officer, as well as our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2026, we purchased the following shares of our Common Stock under our share repurchase program and to satisfy employee tax withholding obligations upon the vesting of equity awards:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	305,994	$27.90	305,994	$127,385,496
August 1, 2026 to August 31, 2026	531,553	$26.11	522,938	$113,746,600
September 1, 2026 to September 30, 2026	804,175	$27.83	802,996	$91,404,907
Total	1,641,722		1,631,928
[1] During the three months ended September 30, 2026, we repurchased an aggregate of 9,794 shares of Common Stock to satisfy employee tax withholding obligations upon the vesting of equity awards.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

Our insider trading policy permits our directors and officers to establish pre-approved stock trading plans pursuant to Rule 10b5-1 promulgated under the Exchange Act. Rule 10b5-1 allows insiders to adopt written stock trading plans at a time when they are unaware of material non-public information, which establish predetermined trading parameters that do not permit the insider to subsequently exercise any influence over how, when or whether to effect trades. During the quarter ended September 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
Index to Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Composite Articles of Incorporation of Celsius Holdings, Inc.	10-Q	3.1	11/7/2025

3.2	Second Amended and Restated Bylaws	10-Q	3.2	8/6/2024

10.1	Second Refinancing Amendment, dated July 15, 2026, by and among Celsius Holdings, Inc., Celsius, Inc., the lenders party thereto and UBS AG, Stamford Branch, as the administrative agent and the collateral agent.	8-K	10.1	7/15/2026

31.1*	Section 302 Certification by Chief Executive Officer

31.2*	Section 302 Certification by Chief Financial Officer

32.1**	Section 906 Certification by Chief Executive Officer

32.2**	Section 906 Certification by Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachment)
__________________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIUS HOLDINGS, INC.

Date: November 5, 2026	By:	/s/ John Fieldly
John Fieldly, Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Jarrod Langhans
Jarrod Langhans, Chief Financial Officer (Principal Financial and Accounting Officer)